Form 10-Q
period 1997-06-30
RAMBUS INC
filed 1997-08-04
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
        (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                       Commission File Number: 000-22339


                                   RAMBUS INC.
             (Exact name of registrant as specified in its charter)


---------------------------------------------------------------------------
                  DELAWARE                             77-0449233

---------------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)
---------------------------------------------------------------------------

                                    ADDRESS
                  2465 LATHAM STREET, MOUNTAIN VIEW, CA 94040
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code:  (415) 903-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [_]    No [X]

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 22,283,781 as of June 30, 1997.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX

                                                                                              PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets
          as of June 30, 1997 and September 30, 1996................................            1

          Consolidated Condensed Statements of Operations
          for the Three and Nine Months ended June 30, 1997 and June 30, 1996.......            2

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended June 30, 1997 and June 30, 1996.................            3

          Notes to Unaudited Consolidated Condensed Financial Statements............            4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................................            6

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities.....................................................           12
Item 6.   Exhibits and Reports on Form 8-K..........................................           12

Signature ..........................................................................           13

                        PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                          RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          JUNE 30,      SEPTEMBER 30,
                                                                                          --------      -------------
                                                                                            1997            1996
                                                                                            ----            ----
                                                                                         (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents..................................................         $     8,953     $    742
     Marketable securities......................................................              46,070        7,812
     Accounts receivable........................................................               3,052          718
     Prepaids and other current assets..........................................               3,260          873
                                                                                           ---------     --------
          Total current assets..................................................              61,335       10,145
Property and equipment, net.....................................................               3,702        2,340
Investment......................................................................               1,058           --
Other assets....................................................................                 919          383
                                                                                           ---------     --------
          Total assets..........................................................         $    67,014     $ 12,868
                                                                                           =========     ========
                                   LIABILITIES
Current liabilities:
     Accounts and taxes payable, accrued payroll and other liabilities                   $     2,655     $  1,237
     Current portion of:
        Capital lease obligations...............................................                 435          753
        Deferred revenue........................................................              20,843       13,082
                                                                                           ---------     --------
          Total current liabilities.............................................              23,933       15,072
Capital lease obligations, less current portion.................................                 195          544
Deferred revenue, less current portion..........................................              18,150        9,396
                                                                                           ---------     --------
          Total liabilities.....................................................              42,278       25,012
                                                                                           ---------     --------
                          STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $.001 par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: no shares at June 30, 1997 and
        11,296,822 shares at September 30, 1996.................................                  --           11
Common stock, $.001 par value:
     Authorized: 60,000,000 shares;
     Issued and outstanding: 22,283,781 shares at June 30, 1997 and ............
        5,758,749 shares at September 30, 1996..................................                  22            6
Additional paid-in capital......................................................              59,329       22,330
Stockholders' notes receivable..................................................              (1,047)          --
Accumulated deficit.............................................................             (33,577)     (34,492)
Cumulative translation adjustment...............................................                   9            1
                                                                                           ---------     --------
          Total stockholders' equity (deficit)..................................              24,736      (12,144)
                                                                                           ---------     --------
               Total liabilities and stockholders' equity (deficit).............         $    67,014     $ 12,868
                                                                                           =========     ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             ------------------             -----------------
                                                                  JUNE 30,                       JUNE 30,
                                                                  -------                        -------
                                                            1997          1996             1997           1996
                                                            ----          ----             ----           ----
Revenues:
     Contract revenues..............................        $ 5,375        $ 2,833        $13,842        $ 7,905
     Royalties......................................          1,399              1          4,357              1
                                                            -------        -------        -------        -------
          Total revenues............................          6,774          2,834         18,199          7,906
                                                            -------        -------        -------        -------
Costs and expenses:
     Cost of contract revenues......................          1,494          1,275          3,890          3,576
     Research and development.......................          2,512          1,235          6,880          3,648
     Marketing, general and administrative..........          2,263          1,497          6,408          4,111
                                                            -------        -------        -------        -------
          Total costs and expenses..................          6,269          4,007         17,178         11,335
                                                            -------        -------        -------        -------
          Operating income (loss)...................            505         (1,173)         1,021         (3,429)
Other income, net...................................            374             85            499            289
                                                            -------        -------        -------        -------
          Income (loss) before income taxes.........            879         (1,088)         1,520         (3,140)
Provision for income taxes..........................            352             --            605            183
                                                            -------        -------        -------        -------
          Net income (loss).........................        $   527        $(1,088)       $   915        $(3,323)
                                                            =======        =======        =======        =======
Net income (loss) per share.........................        $  0.02        $ (0.18)       $  0.04        $ (0.55)
                                                            =======        =======        =======        =======

Number of shares used in per share calculations.....         22,403          6,113         20,857          6,069
                                                            =======        =======        =======        =======

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                               -------
                                                                                         1997              1996
                                                                                         -----             ----
Cash flows from operating activities:
     Net income (loss)..........................................................          $    915       $ (3,323)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
          Depreciation and amortization.........................................             1,384            872
          Other.................................................................                37             70
          Change in operating assets and liabilities:
               Accounts receivable..............................................            (2,334)          (575)
               Prepaids and other current assets................................            (2,387)          (169)
               Other assets.....................................................              (536)           168
               Accounts and taxes payable, accrued payroll and other
                    liabilities.................................................             1,368           (108)
               Deferred revenue.................................................            15,315            964
                                                                                          --------       --------
                    Net cash provided by (used in)
                      operating activities......................................            13,762         (2,101)
                                                                                          --------       --------
Cash flows from investing activities:
     Purchase of property and equipment.........................................            (2,603)        (1,414)
     Proceeds from sale of property and equipment...............................                --            467
     Purchases of marketable securities.........................................           (98,319)       (15,153)
     Maturities of marketable securities........................................            60,061         18,069
                                                                                          --------       --------
                    Net cash provided by (used in)
                      investing activities......................................           (40,861)         1,969
                                                                                          --------       --------
Cash flows from financing activities:
     Net proceeds from issuance of common stock.................................            35,957            214
     Proceeds from bank loans...................................................               794             --
     Principal payments on bank loans...........................................              (794)            --
     Principal payments on capital lease obligations............................              (655)          (511)
                                                                                          --------       --------
                    Net cash provided by (used in)
                      financing  activities.....................................            35,302           (297)
                                                                                          --------       --------
Foreign currency translation adjustment.........................................                 8            (24)
                                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents............................             8,211           (453)
Cash and cash equivalents at beginning of period................................               742            977
                                                                                          --------       --------
Cash and cash equivalents at end of period......................................          $  8,953       $    524
                                                                                          ========       ========

Supplemental disclosure of cash flow information:
     Interest paid..............................................................          $    169       $    227
     Income taxes paid..........................................................          $  1,685       $    183
     License of technology in exchange for common stock.........................          $  1,200             --
     Issuance of stockholders' notes receivable.................................          $  1,047             --

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary, Rambus K.K., located in Tokyo, Japan. All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

     In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

     The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 1996, included in the Company's Form S-1 filed with the SEC in connection with the Company's initial public offering.


2.   RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will provide pro forma disclosures for the effect of this statement for the 1997 fiscal year.

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation, and disclosure requirements for net income per share. SFAS 128 will become effective for the Company's 1998 fiscal year. The impact of the adoption of SFAS 128 on the financial statements of the Company has not yet been determined.

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

3.   COMPUTATION OF HISTORICAL AND PRO FORMA NET INCOME (LOSS) PER SHARE:

     Historical net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method) as if converted for all periods.

     Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83, all common shares and all common share equivalents issued by the Company at prices below the initial public offering price during the 12 month period prior to the initial public offering have been included in the calculation of the number of shares used to determine net income (loss) per share as if the shares had been outstanding for all periods presented through March 31, 1997.

     Pro forma net income (loss) per share for the three months ended June 30, 1996 and the nine months ended June 30, 1996 gives retroactive effect to the conversion of all outstanding shares of convertible preferred stock into common stock, which took place upon the closing of the Company's initial public offering using the "if converted" method.

     Pro forma net income (loss) per share is as follows (in thousands, except per share data; unaudited):

                                                                          THREE MONTHS  NINE MONTHS
                                                                              ENDED        ENDED
                                                                            JUNE 30,      JUNE 30,
                                                                              1996          1996
                                                                              ----          ----
     Net income (loss).................................................    $(1,088)       $(3,323)
                                                                           =======        =======
     Pro forma net income (loss) per share.............................    $ (0.06)       $ (0.19)
                                                                           =======        =======
     Pro forma number of shares used in per share calculation..........     17,410         17,366
                                                                           =======        =======

ITEM 2.
                    MANAGEMENTIS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The forward-looking statements contained in this discussion and analysis involve risks and uncertainties which could cause future actual results to differ materially. Such risks include market acceptance of the Company's technology; systems companies' acceptance of Rambus ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays or problems in the introduction or performance of enhancements or future generations of the Company's technology; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's and system companies' development schedules and levels of expenditure on research and development; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends. A more detailed discussion of risks faced by the Company is set forth in the Company's Form S-1 filed with the SEC in connection with the Company's initial public offering.


RESULTS OF OPERATIONS

          The following tables set forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations and the percentage change of such items between periods:

                                                      PERCENT OF TOTAL REVENUES,    PERCENT
                                                          THREE MONTHS ENDED        CHANGE,
                                                               JUNE 30,             1997 V.
                                                               -------
                                                         1997           1996          1996
                                                         ----           ----          ----
Revenues:
     Contract revenues.............................     79.3%         100.0%           89.7%
     Royalties.....................................     20.7             --               *
                                                       -----          -----
          Total revenues...........................    100.0%         100.0%          139.0
                                                       =====          =====
Costs and Expenses:
     Cost of contract revenues.....................     22.0           45.0            17.2
     Research and development......................     37.1           43.6           103.4
     Marketing, general and administrative.........     33.4           52.8            51.2
                                                       -----          -----
          Total costs and expenses.................     92.5          141.4            56.5
                                                       -----          -----
Operating income (loss)............................      7.5          (41.4)              *
Other income, net..................................      5.5            3.0           340.0
                                                       -----          -----
Income (loss) before income taxes..................     13.0          (38.4)              *
Provision for income taxes.........................      5.2             --               *
                                                       -----          -----
Net income (loss)..................................      7.8%         (38.4)%             *
                                                       =====          =====
-------------------
* Not meaningful

                                                      PERCENT OF TOTAL REVENUES,     PERCENT
                                                           NINE MONTHS ENDED         CHANGE,
                                                               JUNE 30,              1997 V.
                                                               -------
                                                         1997           1996           1996
                                                         ----           ----           ----
Revenues:
     Contract revenues.............................     76.1%         100.0%            75.1%
     Royalties.....................................     23.9             --                *
                                                       -----          -----
          Total revenues...........................    100.0%         100.0%           130.2
                                                       =====          =====
Costs and Expenses:
     Cost of contract revenues.....................     21.4           45.2              8.8
     Research and development......................     37.8           46.1             88.6
     Marketing, general and administrative.........     35.2           52.1             55.9
                                                       -----          -----
          Total costs and expenses.................     94.4          143.4             51.5
                                                       -----          -----
Operating income (loss)............................      5.6          (43.4)               *
Other income, net..................................      2.7            3.7             72.7
                                                       -----          -----
Income (loss) before income taxes..................      8.3          (39.7)               *
Provision for income taxes.........................      3.3            2.3            230.6
                                                       -----          -----
Net income (loss)..................................      5.0%         (42.0)%              *
                                                       =====          =====

-------------------
* Not meaningful

     Revenues. Total revenues for the three and nine months ended June 30, 1997 increased 139.0% and 130.2% to $6.8 million and $18.2 million, respectively, over the comparable three- and nine-month periods ended June 30, 1996. A majority of the Company's total revenues came from contract revenues, which increased 89.7% and 75.1% to $5.4 million and $13.8 million in the first three and nine months of fiscal 1997, respectively, over the comparable periods in fiscal 1996. The increase in contract revenues was a result of the Company's entering into contracts with new licensees and additional contracts with current licensees for new developments, especially for an extension of the Company's technology to provide a higher bandwidth interface for future PC main memory applications. While quarterly revenues from existing licenses are predictable over the contracts' respective lives, total contract revenues will decline in the future if the Company does not continue to obtain new licensees or if it is unsuccessful in securing new engineering implementation work from existing licensees.

     Royalties, which first became significant in fiscal 1997, totaled $1.4 million, or 20.7% of total revenues in the three months ended June 30, 1997, and $4.4 million, or 23.9% of total revenues in the first nine months of fiscal 1997. During these periods, royalties were primarily from NEC and, the Company believes, were largely based on sales of Rambus ICs for use in the Nintendo 64 home video game system. The Company anticipates that its potential to generate royalties in the next several quarters is largely dependent on system sales by Nintendo and, to a lesser extent, sales by Cirrus Logic and Chromatic Research of logic ICs incorporating RACs for PC graphics and multimedia applications. Nintendo faces intense competitive pressure in the home video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased by Nintendo in the future or the level of royalty-bearing revenues that the Company's licensees will receive from Nintendo. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. The Company does not expect a significant increase in royalty revenue in the near term. However, as prepaid royalties are offset and as Rambus ICs are incorporated into additional applications, the Company believes that royalties will become an increasing portion of revenues over the long term. Given the concentration of royalties from a limited number of sources, it is likely that royalties will vary greatly in subsequent quarters. If royalties were to decline, the Company would likely again become unprofitable.

     As of June 30, 1997, the Company had 21 licensees compared to sixteen at June 30, 1996. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In the third quarter and first nine months of fiscal 1997, the Company's top five licensees accounted for 61% and 66% of total revenues, respectively. During these same periods, NEC accounted for 27% and 31% of revenues, respectively, and LG Semicon accounted for 10% and 11% of revenues, respectively. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period.

     To date, companies based in Japan and Korea have accounted for the substantial majority of the Company's revenues, and nearly all of its international revenues. In the third quarter and first nine months of fiscal 1997, international revenues comprised 79% and 82% of total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

     In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of June 30, 1997, $2.9 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $3.9 million remaining to be offset against future royalties.

     Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of June 30, 1997, the Company's deferred revenue was $39.0 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

     Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 59.6% to $4.0 million and 49.1% to $10.8 million in the third quarter and first nine months of fiscal 1997, respectively, over the comparable periods in fiscal 1996 due primarily to an increase in engineering personnel. As a percentage of total revenue, engineering costs decreased to 59.1% in the third quarter of fiscal 1997 from 88.6% in the comparable period in fiscal 1996, and decreased to 59.2% in the first nine months of fiscal 1997 from 91.3% in the first nine months of fiscal 1996 as a result of the Company's growth in revenues.

     Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues decreased to 22.0% in the third quarter of fiscal 1997 from 45.0% in the comparable period of fiscal 1996, and decreased to 21.4% in the first nine months of fiscal 1997 from 45.2% in the first nine months of fiscal 1996. The decrease in cost of contract revenues as a percentage of total revenues was the result of the Company's growth in revenues combined with a decrease in the proportion of the Company's engineering costs attributable to cost of contract revenues. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

     Research and Development. Research and development expenses as a percentage of total revenues decreased to 37.1% in the third quarter of fiscal 1997 from 43.6% in the comparable period of fiscal 1996, and decreased to 37.8% in the first nine months of fiscal 1997 from 46.1% in the first nine months of fiscal 1996. The decrease in research and development expenses as a percentage of total revenues was the result of the Company's growth in revenues partially offset by an increase in the proportion of engineering costs attributable to research and development expenses due to development efforts related to a new generation of 16/18 and 64 Mbit RDRAMs and associated RACs for the Company's current technology, and an extension of the Company's technology to provide a higher bandwidth interface for future PC main memory applications. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in research and development headcount in any given period, as well as the rate of change in the Company's total revenues.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 51.2% to $2.3 million and 55.9% to $6.4 million in the third quarter and first nine months of fiscal 1997, respectively, over the comparable periods in fiscal 1996 primarily due to a buildup of marketing, sales and administrative support personnel in both the U.S. and Japan as well as increased costs associated with applications engineering and other technical support provided to systems companies. As a percentage of total revenue, marketing, general and administrative expenses decreased to 33.4% in the third quarter of fiscal 1997 from 52.8% in the comparable period in fiscal 1996, and decreased to 35.2% in the first nine months of fiscal 1997 from 52.1% in the first nine months of fiscal 1996 due to the increased revenue base. The Company expects marketing, general and administrative expenses to increase in the future as the Company puts additional effort into marketing its technology and assisting systems companies to adapt this technology to new generations of products and as a result of becoming a public company. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

     Other Income. Other income consists primarily of interest income from the Company's short-term cash investments, offset by interest expense on leases and other equipment financing. Other income increased 340.0% to $374,000 (5.5% of total revenues) and 72.7% to $499,000 (2.7% of total revenues) in the third quarter and first nine months of fiscal 1997, respectively, over the comparable periods in fiscal 1996 primarily due to higher interest income on a higher average cash investment balance in the fiscal 1997 periods.

     Provision for Income Taxes. The Company recorded a provision for income taxes of $352,000 in the third quarter of fiscal 1997 compared to no provision recorded in the third quarter of fiscal 1996, and $605,000 in the first nine months of fiscal 1997, an increase of 230.6% over the $183,000 recorded in the first nine months of fiscal 1996. Whereas the 1996 provisions primarily represent foreign withholding tax on license revenue, the 1997 provisions are based on an estimated federal and state combined rate of 40% on income before income taxes.

     At June 30, 1997 the Company had deferred tax assets of approximately $16 million, primarily relating to the difference between tax and book treatment of deferred revenue and the carryforward of foreign tax credits and net operating losses. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The Company currently anticipates that such reduction will take place in the fourth quarter of fiscal 1997, which will result in a one-time increase to net income equal to the amount of the reduction in the valuation allowance.

OTHER

     The Company has granted to Intel Corporation a warrant for the purchase of 1,000,000 shares of Common Stock at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones, which will result in a charge to the statement of operations at the time of achievement of the milestones based on the fair value of the warrant.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to the initial public offering of its common stock, completed in May 1997, the Company funded its operations primarily from payments received under its license contracts and, to a lesser extent, the private sale of equity. Including net proceeds of approximately $34 million from its initial public offering, the Company had cash and cash equivalents and marketable securities of $55.0 million as of June 30, 1997 and total working capital of $37.4 million, including a short-term component of deferred revenue of $20.8 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would be $58.2 million as of June 30, 1997.

     The Company's operating activities provided net cash of $13.8 million in the first nine months of fiscal 1997 compared to a net cash use of $2.1 million in the first nine months of fiscal 1996. Net cash generated by operations in the first nine months of fiscal 1997 was primarily the result of net income, an increase in deferred revenue, and an increase in accounts and taxes payable, accrued payroll and other liabilities, offset by increases in accounts receivable and prepaids and other current assets. Accounts receivable increased as a result of amounts billed under new license contracts, and prepaids and other current assets increased primarily due to increased income tax payments. The increase in deferred revenue for the nine months ended June 30, 1997 was due to new billings on license contracts in excess of revenues recognized thereon.

     Net cash used in investing activities was $40.9 million in the first nine months of fiscal 1997 compared to net cash provided by investing activities of $2.0 million in the first nine months of fiscal 1996. Net cash used in investing activities in the fiscal 1997 period consisted primarily of net purchases of marketable securities and, to a lesser extent, purchases of property and equipment.

     Net cash provided by financing activities was $35.3 million in the first nine months of fiscal 1997 compared to net cash used in financing activities of $297,000 in the first nine months of fiscal 1996. Net cash provided by financing activities in the fiscal 1997 period was primarily due to completion of the Company's initial public offering of its common stock.

     The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

                         PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

          During the period covered by this report, the Registrant has issued and sold the following unregistered securities:

          1. During the period from April 1, 1997 through May 13, 1997, the Registrant granted options to purchase an aggregate of 246,500 shares of Common Stock to an aggregate of 20 directors, employees, and consultants pursuant to the Registrant's 1990 Stock Plan in reliance on Rule 701 promulgated under the Securities Act or an exemption from registration provided by
               Section 4(2) of the Securities Act.

          2. During the period from April 1, 1997 through May 13, 1997, options to purchase an aggregate of 417,630 shares of Common Stock were exercised by an aggregate of 54 directors, employees, and consultants pursuant to the Registrant's 1990 Stock Plan in reliance on Rule 701 promulgated under the Securities Act or an exemption from registration provided by Section 4(2) of the Securities Act.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

          11.  Statement Re: Computation of Net Income (Loss) Per Share
          27.  Financial Data Schedule

(B)       Reports on Form 8-K

          None.


ITEMS 1, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RAMBUS INC.


         August 1, 1997               /s/ Gary Harmon
Date:  ______________________     By: __________________________________________
                                      Gary Harmon,
                                      Vice President and Chief Financial Officer


                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)