Form 10-Q
period 1997-12-31
RAMBUS INC
filed 1998-01-30
CIK 917273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
          (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________

                       Commission File Number: 000-22339


                                  RAMBUS  INC.
             (Exact name of registrant as specified in its charter)



--------------------------------------------------------------------------------
              DELAWARE                                        94-3112828
--------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)
--------------------------------------------------------------------------------

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

                               Yes  [X]    No  [_]

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 22,594,960 as of December 31, 1997.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of December 31, 1997 and September 30, 1997......................................      1

            Consolidated Condensed Statements of Operations
            for the Three Months ended December 31, 1997 and December 31, 1996..................      2

            Consolidated Condensed Statements of Cash Flows
            for the Three Months Ended December 31, 1997 and December 31, 1996..................      3

            Notes to Unaudited Consolidated Condensed Financial Statements......................      4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................................      6

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..........................     10

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds...........................................     11

Item 6.     Exhibits and Reports on Form 8-K....................................................     11

Signature.......................................................................................     12

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                         ------------      -------------
                                                                             1997               1997
                                                                             ----               ----
                                                                         (UNAUDITED)
                                 ASSETS
Current assets:
 Cash and cash equivalents............................................         $  3,803          $ 20,641
 Marketable securities................................................           60,060            51,184
 Accounts receivable..................................................              607               925
 Prepaid and deferred tax assets......................................           10,369             5,974
 Prepaids and other current assets  ..................................            1,981             2,033
                                                                               --------          --------
   Total current assets  .............................................           76,820            80,757
Property and equipment, net  .........................................            4,405             4,338
Investments...........................................................            1,415               986
Other assets..........................................................            1,716             1,797
                                                                               --------          --------
   Total assets  .....................................................         $ 84,356          $ 87,878
                                                                               ========          ========
                               LIABILITIES
Current liabilities:
 Accounts and taxes payable, accrued payroll and other liabilities....         $  2,736          $  6,166
 Current portion of:
  Capital lease obligations  .........................................              326               382
  Deferred revenue  ..................................................           22,156            24,473
                                                                               --------          --------
   Total current liabilities  ........................................           25,218            31,021
Capital lease obligations, less current portion  .....................               76               130
Deferred revenue, less current portion  ..............................           27,581            30,066
                                                                               --------          --------
   Total liabilities  ................................................           52,875            61,217
                                                                               --------          --------
                           STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
 Authorized: 5,000,000 shares
 Issued and outstanding:  no shares...................................               --                --
Common stock, $.001 par value:
 Authorized: 60,000,000 shares;
 Issued and outstanding: 22,594,960 shares at December 31, 1997
  and 22,310,499 shares at September 30, 1997  .......................               22                22

Additional paid-in capital  ..........................................           63,187            59,865
Stockholders' notes receivable  ......................................             (680)             (680)
Accumulated deficit  .................................................          (30,956)          (32,511)
Cumulative translation adjustment  ...................................              (92)              (35)
                                                                               --------          --------
   Total stockholders' equity  .......................................           31,481            26,661
                                                                               --------          --------
    Total liabilities and stockholders' equity  ......................         $ 84,356          $ 87,878
                                                                               ========          ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                       ---------------------------------
                                                                                 DECEMBER 31,
                                                                       ---------------------------------
                                                                             1997             1996
                                                                       ----------------  ---------------
Revenues:
   Contract revenues...............................................             $ 6,676          $ 4,066
   Royalties.......................................................               2,714            1,425
                                                                                -------          -------
          Total revenues...........................................               9,390            5,491
                                                                                -------          -------
Costs and expenses:
   Cost of contract revenues.......................................               1,641            1,037
   Research and development........................................               2,806            2,263
   Marketing, general and administrative...........................               2,823            2,088
                                                                                -------          -------
          Total costs and expenses.................................               7,270            5,388
                                                                                -------          -------
          Operating income.........................................               2,120              103
Other income, net..................................................                 471               45
                                                                                -------          -------
          Income before income taxes...............................               2,591              148
Provision for income taxes.........................................               1,036               56
                                                                                -------          -------
          Net income...............................................             $ 1,555          $    92
                                                                                =======          =======

Net income per share...............................................               $0.07            $0.01
                                                                                =======          =======
Net income per share - assuming dilution...........................               $0.06            $0.01
                                                                                =======          =======

Number of shares used in per share calculations:
   Basic...........................................................              22,467           17,538
                                                                                =======          =======
   Assuming dilution...............................................              24,310           19,971
                                                                                =======          =======

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                 1997               1996
                                                                                 ----               ----
Cash flows from operating activities:
 Net income..........................................................          $   1,555           $    92
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization.....................................                673               326
   Other.............................................................                514                20
   Change in operating assets and liabilities:
    Accounts receivable..............................................                318            (2,201)
    Prepaid and deferred tax assets..................................             (2,159)               --
    Prepaids and other current assets................................                 52                 2
    Other assets.....................................................                 81               141
    Accounts and taxes payable, accrued payroll and other
     liabilities.....................................................             (3,442)              503

   Deferred revenue..................................................             (4,802)            2,989
                                                                               ---------           -------
   Net cash provided by (used in)
    operating activities.............................................             (7,210)            1,872
                                                                               ---------           -------
Cash flows from investing activities:
 Purchase of property and equipment..................................               (672)             (530)
 Proceeds from sale of property and equipment........................                  1                --
 Purchases of marketable securities..................................           (151,816)           (6,369)
 Maturities of marketable securities.................................            142,940             5,362
 Investments.........................................................             (1,000)               --
                                                                               ---------           -------
   Net cash used in investing activities.............................            (10,547)           (1,537)
                                                                               ---------           -------
Cash flows from financing activities:
 Net proceeds from issuance of common stock..........................              1,086               414
 Proceeds from bank loans............................................                 --               794
 Principal payments on capital lease obligations.....................               (110)             (158)
                                                                               ---------           -------
   Net cash provided by financing  activities........................                976             1,050
                                                                               ---------           -------
Foreign currency translation adjustment..............................                (57)              (19)
                                                                               ---------           -------
Net increase (decrease) in cash and cash equivalents.................            (16,838)            1,366
Cash and cash equivalents at beginning of period.....................             20,641               742
                                                                               ---------           -------
Cash and cash equivalents at end of period...........................          $   3,803           $ 2,108
                                                                               =========           =======

Supplemental disclosure of cash flow information:
 Interest paid.......................................................          $      20           $    64
 Income taxes paid...................................................          $   6,459           $   208
 Tax benefit of stock option exercises...............................          $   2,236           $    --
 License of technology in exchange for common stock..................          $      --           $ 1,200

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

     The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 1997, included in the Company's 1997 Annual Report on Form 10-K.


2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

                           RAMBUS INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--
                                  (CONTINUED)


2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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


3.   COMPUTATION OF NET INCOME PER SHARE

     Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128), specifies the computation, presentation, and disclosure requirements for net income per share and became effective for the Company's 1998 fiscal year. Accordingly, net income per share for the three months ended December 31, 1997 has been computed in accordance with SFAS 128 and all prior period net income per share data presented has been restated to conform with SFAS 128.

     A reconciliation of the numerators and denominators of net income per share and net income per share-assuming dilution follows (in thousands, except per share data; unaudited):

                                                                             INCOME             SHARES          PER SHARE
                                                                          (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                        ----------------  ------------------  -------------
Three Months Ended December 31, 1997:
------------------------------------
NET INCOME PER SHARE:
Income available to common stockholders                                          $1,555              22,467           $0.07
                                                                                                                      =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options                                                          --               1,843
                                                                                 ------              ------
NET INCOME PER SHARE - ASSUMING DILUTION:
Income available to common stockholders + assumed conversions                    $1,555              24,310           $0.06
                                                                                 ======              ======           =====

Three Months Ended December 31, 1996:
------------------------------------
NET INCOME PER SHARE:
Income available to common stockholders                                          $   92              17,538           $0.01
                                                                                                                      =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options                                                          --               2,433
                                                                                 ------              ------
NET INCOME PER SHARE - ASSUMING DILUTION:
Income available to common stockholders + assumed conversions                    $   92              19,971           $0.01
                                                                                 ======              ======           =====

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The forward-looking statements contained in this discussion and analysis involve risks and uncertainties which could cause future actual results to differ materially. Such risks include market acceptance of the Company's technology; systems companies' acceptance of Rambus ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays, lack of cost-competitiveness or other problems in the introduction or performance of enhancements or future generations of the Company's technology; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's and system companies' development schedules and levels of expenditure on research and development; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends. A more detailed discussion of risks faced by the Company is set forth in the Company's 1997 Annual Report on Form 10-K filed with the SEC.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations and the percentage change of such items between periods:

                                                   PERCENT OF TOTAL REVENUES,
                                                       THREE MONTHS ENDED             PERCENT
                                                          DECEMBER 31,                CHANGE,
                                                --------------------------------      1997 V.
                                                     1997             1996             1996
                                                ---------------  ---------------  ---------------
Revenues:
     Contract revenues .......................       71.1%            74.0%            64.2%
     Royalties ...............................       28.9             26.0             90.5
                                                    -----            -----
          Total revenues .....................      100.0 %          100.0 %           71.0
                                                    =====            =====
Costs and Expenses:
     Cost of contract revenues ...............       17.5             18.9             58.2
     Research and development ................       29.9             41.2             24.0
     Marketing, general and administrative ...       30.0             38.0             35.2
                                                    -----            -----

          Total costs and expenses ...........       77.4             98.1             34.9
                                                    -----            -----
Operating income .............................       22.6              1.9               *
Other income, net ............................        5.0              0.8               *
                                                    -----            -----
Income before income taxes ...................       27.6              2.7               *
Provision for income taxes ...................       11.0              1.0               *
                                                    -----            -----
Net income ...................................       16.6%             1.7%              *
                                                    =====            =====

___________________
* Not meaningful

  Revenues. Total revenues for the three months ended December 31, 1997 increased 71.0% to $9.4 million over the comparable three-month period in the previous year. Contract revenues increased 64.2% to $6.7 million (71.1% of total revenues) in the first three months of fiscal 1998 from $4.1 million (74.0% of total revenues) in the comparable period of fiscal 1997. The increase in contract revenues was a result of the Company's entering into contracts with new licensees and additional contracts with current licensees for new developments, especially for an extension of the Company's technology to provide a higher bandwidth interface for future PC main memory applications. While quarterly revenues from existing licenses are predictable over the contracts' respective lives, total contract revenues will decline in the future if the Company does not continue to obtain new licensees or if it is unsuccessful in securing new engineering implementation work from existing licensees.

  Royalties totaled $2.7 million, or 28.9% of total revenues in the three months ended December 31, 1997, an increase of 90.5% from $1.4 million, or 26.0% of total revenues in the prior year quarter. The Company believes that much of the increase in royalties during the first quarter of fiscal 1998 was due to a seasonal increase in shipments of Rambus ICs for use in the Nintendo 64 home video game system. These shipments and the associated royalties to Rambus are likely to decline in the post-holiday period. In addition, the Company's current potential to generate royalties is largely dependent on system sales by Nintendo and, to a lesser extent, sales by Cirrus Logic and Chromatic Research of logic ICs incorporating RACs for PC graphics and multimedia applications. Nintendo faces intense competitive pressure in the home video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased by Nintendo in the future or the level of royalty-bearing revenues that the Company's licensees will receive from Nintendo. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. For these reasons, total royalties could decrease in the next two quarters. However, as Rambus ICs are incorporated into additional applications, the Company believes that royalties will become an increasing portion of revenues over the long term. Given the concentration of royalties from a limited number of sources, however, it is likely that royalties will continue to vary greatly from quarter to quarter.

  As of December 31, 1997, the Company had 23 licensees compared to eighteen at December 31, 1996. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In the first quarter of fiscal 1998, the Company's top five licensees accounted for 60% of total revenues. During the same period, NEC accounted for 34% of revenues and no other licensee accounted for more than 10% of revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period and the royalty rates on those sales.

  To date, companies based in Japan and Korea have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the first quarter of fiscal 1998, international revenues comprised 81% of total revenues. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

  While a substantial portion of the Company's revenue is derived from Asian sources, the Company does not consider itself to be abnormally vulnerable to problems in the economies of Asian countries. A substantial portion of future contract revenues will be based on nonrefundable payments of license and engineering fees which have already been received from Asian and other licensees but not yet recognized. Royalties are based on sales of Rambus ICs by licensees to system companies located in the United States, Japan and, to a lesser extent, Taiwan. The Company is not aware of any significant current or planned future sales of Rambus ICs to system companies located in any other Asian countries.

  In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of December 31, 1997, $3.2 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $3.6 million remaining to be offset against future royalties.

  Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of December 31, 1997, the Company's deferred revenue was $49.7 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

  Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 34.8% to $4.4 million in the first quarter of fiscal 1998 over the comparable period in fiscal 1997 due primarily to an increase in engineering personnel. As a percentage of total revenue, engineering costs decreased to 47.4% in the first quarter of fiscal 1998 from 60.1% in the comparable period in fiscal 1997 as a result of the Company's growth in revenues.

  Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues decreased to 17.5% in the first quarter of fiscal 1998 from 18.9% in the comparable period of fiscal 1997 as a result of the Company's growth in revenues partially offset by an increase in the proportion of the Company's engineering costs attributable to cost of contract revenues. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

  Research and Development. Research and development expenses as a percentage of total revenues decreased to 29.9% in the first quarter of fiscal 1998 from 41.2% in the comparable period of fiscal 1997 as a result of the Company's growth in revenues and a decrease in the proportion of engineering costs attributable to research and development expenses. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in research and development headcount in any given period, as well as the rate of change in the Company's total revenues.

  Marketing, General and Administrative. Marketing, general and administrative expenses increased 35.2% to $2.8 million in the first quarter of fiscal 1998 primarily due to a buildup of marketing, sales and administrative support personnel in both the U.S. and Japan, increased costs associated with applications engineering and other technical support provided to systems companies, and increased administrative costs associated with Rambus becoming a public company. As a percentage of total revenue, marketing, general and administrative expenses decreased to 30.0% in the first quarter of fiscal 1998 from 38.0% in the comparable period in fiscal 1997 due to the increased revenue base. The Company expects marketing, general and administrative expenses to increase in the future as the Company puts additional effort into marketing its technology and assisting systems companies to adapt this technology to new generations of products. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

  Other Income. Other income consists primarily of interest income from the Company's short-term cash investments, offset by interest expense on leases and other equipment financing. Other income increased to $471,000 (5.0% of total revenues) in the first quarter of fiscal 1998 from $45,000 (0.8% of total revenue) in the comparable period of fiscal 1997 primarily due to higher interest income on a higher average cash investment balance. This was partially offset by a $500,000 reserve taken against the Company's equity investments, recorded by the Company as a prudent reduction to potential general exposure in this area.

  Provision for Income Taxes. The Company recorded a provision for income taxes of $1.0 million in the first quarter of fiscal 1998 compared to a provision of $56,000 recorded in the first quarter of fiscal 1997. The provision for both years was based on an estimated federal and state combined rate of 40% on income before income taxes.

  At December 31, 1997 the Company had gross deferred tax assets of approximately $22 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.


OTHER

  The Company has granted to Intel Corporation a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones, which will result in a charge to the statement of operations at the time of achievement of the milestones based on the fair value of the warrant.


LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents and marketable securities of $63.9 million as of December 31, 1997 and total working capital of $51.6 million, including a short-term component of deferred revenue of $22.2 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $73.8 million as of December 31, 1997.

  The Company's operating activities used net cash of $7.2 million in the first three months of fiscal 1998 compared to a net cash provision of $1.9 million in the first three months of fiscal 1997. Net cash used by operations in the first three months of fiscal 1998 was primarily the result of an increase in prepaid and deferred tax assets, a decrease in taxes payable and a decrease in deferred revenue, partially offset by net income. The changes in prepaid and deferred tax assets and taxes payable were the result of tax payments in excess of the tax provision in the first fiscal quarter. The decrease in deferred revenue for the three months ended December 31, 1997 was due to revenues recognized on license contracts in excess of new billings thereon.

  Net cash used in investing activities was $10.5 million in the first three months of fiscal 1998 compared to $1.5 million in the first three months of fiscal 1997. Net cash used in investing activities in the fiscal 1998 period consisted primarily of net purchases of marketable securities.

  Net cash provided by financing activities was $976,000 in the first three months of fiscal 1998 compared to $1.1 million in the first three months of fiscal 1997. Net cash provided by financing activities in the fiscal 1998 period was due to sales of the Company's common stock pursuant to employee stock plans, partially offset by principal payments on capital lease obligations.

  The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

                         PART II -- OTHER  INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)   Use of Proceeds

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

  Since August 22, 1997 (the date of the Company's Initial Report on Form SR), the Company used approximately $10.8 million of the net proceeds from the Company's initial public offering to fund operating expenses, $1.4 million to purchase and install machinery and equipment, and $0.2 million to repay indebtedness. The Company has placed approximately $14.5 million in temporary investments pending future use.

  No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27. Financial Data Schedule

(b)   Reports on Form 8-K

      None.


ITEMS 1, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RAMBUS INC.


       January 30, 1998
Date:  _______________________      By: /s/ Gary Harmon
                                        ---------------------------------------
                                        Vice President and Chief Financial
                                        Officer


                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)