Form 10-Q
period 1998-03-31
RAMBUS INC
filed 1998-04-24
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
          (Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________

                       Commission File Number: 000-22339


                                 RAMBUS  INC.
            (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------
            DELAWARE                                         94-3112828
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)
--------------------------------------------------------------------------------

                                    ADDRESS
                  2465 LATHAM STREET, MOUNTAIN VIEW, CA   94040
              (Address of principal executive offices)  (zip code)

      Registrant's telephone number, including area code:  (650) 944-8000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

    The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 22,703,498 as of March 31, 1998.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX


                                                                                              PAGE
                                                                                              ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of March 31, 1998 and September 30, 1997................................         1

            Consolidated Condensed Statements of Operations
            for the Three and Six Months ended March 31, 1998 and March 31, 1997.......         2

            Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended March 31, 1998 and March 31, 1997.................         3

            Notes to Unaudited Consolidated Condensed Financial Statements.............         4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................         7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................        12

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds..................................        13

Item 4.     Submission of Matters to a Vote of Security Holders........................        13

Item 6.     Exhibits and Reports on Form 8-K...........................................        14

Signature..............................................................................        15

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           MARCH 31,       SEPTEMBER 30,
                                                                       -----------------  ----------------
                                                                             1998               1997
                                                                       -----------------  ----------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........................................          $  9,039          $ 20,641
  Marketable securities..............................................            61,588            51,184
  Accounts receivable................................................            11,380               925
  Prepaid and deferred tax assets....................................             6,214             5,974
  Prepaids and other current assets..................................             2,069             2,033
                                                                               --------          --------
     Total current assets............................................            90,290            80,757
Property and equipment, net..........................................             4,587             4,338
Investments..........................................................             1,344               986
Deferred tax assets..................................................             5,759             1,001
Other assets.........................................................               654               796
                                                                               --------          --------
     Total assets....................................................          $102,634          $ 87,878
                                                                               ========          ========
LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities..          $  3,160          $  6,166
  Current portion of:
    Capital lease obligations........................................               266               382
    Deferred revenue.................................................            24,689            24,473
                                                                               --------          --------
     Total current liabilities.......................................            28,115            31,021
Capital lease obligations, less current portion......................                29               130
Deferred revenue, less current portion...............................            39,473            30,066
                                                                               --------          --------
     Total liabilities...............................................            67,617            61,217
                                                                               --------          --------
STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding:   22,703,498 shares at March 31, 1998
   and 22,310,499 shares at September 30, 1997.......................                23                22

Additional paid-in capital...........................................            64,949            59,865
Stockholders' notes receivable.......................................              (680)             (680)
Accumulated deficit..................................................           (29,164)          (32,511)
Cumulative translation adjustment....................................              (111)              (35)
                                                                               --------          --------
     Total stockholders' equity......................................            35,017            26,661
                                                                               --------          --------
        Total liabilities and stockholders' equity...................          $102,634          $ 87,878
                                                                               ========          ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ----------------------------  ----------------------------
                                                          MARCH 31,                     MARCH 31,
                                                 ----------------------------  ----------------------------
                                                     1998           1997           1998           1997
                                                 -------------  -------------  -------------  -------------
Revenues:
  Contract revenues............................        $ 7,122        $ 4,401        $13,798        $ 8,467
  Royalties....................................          2,529          1,533          5,243          2,958
                                                       -------        -------        -------        -------

     Total revenues............................          9,651          5,934         19,041         11,425
                                                       -------        -------        -------        -------
Costs and expenses:
  Cost of contract revenues....................          2,308          1,359          3,949          2,396
  Research and development.....................          2,163          2,105          4,969          4,368
  Marketing, general and administrative........          2,948          2,057          5,771          4,145
                                                       -------        -------        -------        -------

     Total costs and expenses..................          7,419          5,521         14,689         10,909
                                                       -------        -------        -------        -------

     Operating income..........................          2,232            413          4,352            516
Other income, net..............................            755             80          1,226            125
                                                       -------        -------        -------        -------

     Income before income taxes................          2,987            493          5,578            641
Provision for income taxes.....................          1,195            197          2,231            253
                                                       -------        -------        -------        -------

     Net income................................        $ 1,792        $   296        $ 3,347        $   388
                                                       =======        =======        =======        =======

Net income per share...........................          $0.08          $0.02          $0.15          $0.02
                                                       =======        =======        =======        =======
Net income per share-assuming dilution.........          $0.07          $0.01          $0.14          $0.02
                                                       =======        =======        =======        =======

Number of shares used in per share
 calculations:
  Basic........................................         22,654         18,126         22,560         17,632
                                                       =======        =======        =======        =======
  Assuming dilution............................         24,316         19,794         24,313         19,682
                                                       =======        =======        =======        =======


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                    MARCH 31,
                                                                       ------------------------------------
                                                                              1998               1997
                                                                       ------------------  ----------------
Cash flows from operating activities:
  Net income.........................................................          $   3,347          $    388
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...................................              1,395               820
     Deferred tax provision..........................................               (923)               --
     Other...........................................................                645                29
     Change in operating assets and liabilities:
        Accounts receivable..........................................            (10,455)           (6,612)
        Prepaid taxes................................................               (704)             (536)
        Prepaids and other current assets............................                (36)               52
        Other assets.................................................                142                (8)
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................             (3,029)              568

        Deferred revenue.............................................              9,623             8,539
                                                                               ---------          --------
           Net cash provided by operating activities.................                  5             3,240
                                                                               ---------          --------
Cash flows from investing activities:
  Purchase of property and equipment.................................             (1,530)           (1,553)
  Proceeds from sale of property and equipment.......................                  6                --
  Purchases of marketable securities.................................           (176,883)          (11,735)
  Maturities of marketable securities................................            166,479            10,265
  Investments........................................................             (1,100)               --
                                                                               ---------          --------
           Net cash used in investing activities.....................            (13,028)           (3,023)
                                                                               ---------          --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................              1,714               747
  Proceeds from bank loans...........................................                 --               794
  Principal payments on bank loans...................................                 --              (794)
  Principal payments on capital lease obligations....................               (217)             (440)
                                                                               ---------          --------
           Net cash provided by financing activities.................              1,497               307
                                                                               ---------          --------
Foreign currency translation adjustment..............................                (76)              (56)
                                                                               ---------          --------
Net increase (decrease) in cash and cash equivalents.................            (11,602)              468
Cash and cash equivalents at beginning of period.....................             20,641               742
                                                                               ---------          --------
Cash and cash equivalents at end of period...........................          $   9,039          $  1,210
                                                                               =========          ========

Supplemental disclosure of cash flow information:
  Interest paid......................................................          $      35          $    137
  Income taxes paid..................................................          $   6,677          $    529
  Tax benefit of stock option exercises..............................          $   3,371          $    --
  License of technology in exchange for common stock.................          $    --            $  1,200
  Issuance of stockholders' notes receivable.........................          $    --            $    733

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


3.  COMPUTATION OF NET INCOME PER SHARE

    Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128), specifies the computation, presentation, and disclosure requirements for net income per share and became effective for the Company's 1998 fiscal year. Accordingly, net income per share for the three and six months ended March 31, 1998 has been computed in accordance with SFAS 128 and all prior period net income per share data presented has been restated to conform with SFAS 128.

    A reconciliation of the numerators and denominators of net income per share and net income per share-assuming dilution follows (in thousands, except per share data; unaudited):

                                                                                    INCOME        SHARES      PER SHARE
                                                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                                                  -----------  -------------  ---------
Three Months Ended March 31, 1998:
----------------------------------

NET INCOME PER SHARE:
Income available to common stockholders.........................................      $1,792         22,654       $0.08
                                                                                                                  =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options.....................................................          --          1,662
                                                                                      ------         ------
NET INCOME PER SHARE-ASSUMING DILUTION:
Income available to common stockholders + assumed conversions...................      $1,792         24,316       $0.07
                                                                                      ======         ======       =====
Three Months Ended March 31, 1997:
----------------------------------
NET INCOME PER SHARE:
Income available to common stockholders.........................................      $  296         18,126       $0.02
                                                                                                                  =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options.....................................................          --          1,668
                                                                                      ------         ------
NET INCOME PER SHARE-ASSUMING DILUTION:
Income available to common stockholders + assumed conversions...................      $  296         19,794       $0.01
                                                                                      ======         ======       =====

                          RAMBUS INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--
                                  (CONTINUED)


3.  COMPUTATION OF NET INCOME PER SHARE (CONTINUED)

                                                                                    INCOME        SHARES      PER SHARE
                                                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                                                  -----------  -------------  ---------
Six Months Ended March 31, 1998:
--------------------------------
NET INCOME PER SHARE:
Income available to common stockholders.........................................      $3,347         22,560       $0.15
                                                                                                                  =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options.....................................................          --          1,753
                                                                                      ------         ------
NET INCOME PER SHARE-ASSUMING DILUTION:
Income available to common stockholders + assumed conversions...................      $3,347         24,313       $0.14
                                                                                      ======         ======       =====

Six Months Ended March 31, 1997:
--------------------------------
NET INCOME PER SHARE:
Income available to common stockholders.........................................      $  388         17,632       $0.02
                                                                                                                  =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options.....................................................          --          2,050
                                                                                      ------         ------
NET INCOME PER SHARE-ASSUMING DILUTION:
Income available to common stockholders + assumed conversions...................      $  388         19,682       $0.02
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

                                                        PERCENT OF TOTAL REVENUES,
                                                            THREE MONTHS ENDED                 PERCENT
                                                                 MARCH 31,                     CHANGE,
                                                   -------------------------------------       1998 V.
                                                          1998               1997               1997
                                                   ------------------  -----------------  ------------------
Revenues:
  Contract revenues.............................                73.8%              74.2%               61.8%
  Royalties.....................................                26.2               25.8                65.0
                                                              ------             ------
     Total revenues.............................              100.0 %            100.0 %               62.6
                                                              ======             ======
Costs and Expenses:
  Cost of contract revenues.....................                23.9               22.9                69.8
  Research and development......................                22.4               35.5                 2.8
  Marketing, general and administrative.........                30.5               34.6                43.3
                                                              ------             ------
     Total costs and expenses...................                76.8               93.0                34.4
                                                              ------             ------
Operating income................................                23.2                7.0               440.4
Other income, net...............................                 7.8                1.3               843.8
                                                              ------             ------
Income before income taxes......................                31.0                8.3               505.9
Provision for income taxes......................                12.4                3.3               506.6
                                                              ------             ------
Net income......................................                18.6%               5.0%              505.4
                                                              ======             ======

                                                        PERCENT OF TOTAL REVENUES,
                                                             SIX MONTHS ENDED                  PERCENT
                                                                 MARCH 31,                     CHANGE,
                                                   -------------------------------------       1998 V.
                                                          1998               1997               1997
                                                   ------------------  -----------------  ------------------
Revenues:
  Contract revenues.............................                72.5%              74.1%               63.0%
  Royalties.....................................                27.5               25.9                77.2
                                                              ------             ------
     Total revenues.............................              100.0 %            100.0 %               66.7
                                                              ======             ======
Costs and Expenses:
  Cost of contract revenues.....................                20.7               21.0                64.8
  Research and development......................                26.1               38.2                13.8
  Marketing, general and administrative.........                30.3               36.3                39.2
                                                              ------             ------
     Total costs and expenses...................                77.1               95.5                34.7
                                                              ------             ------
Operating income................................                22.9                4.5               743.4
Other income, net...............................                 6.4                1.1               880.8
                                                              ------             ------
Income before income taxes......................                29.3                5.6               770.2
Provision for income taxes......................                11.7                2.2               781.8
                                                              ------             ------
Net income......................................                17.6%               3.4%              762.6
                                                              ======             ======


  Revenues. Total revenues for the three and six months ended March 31, 1998 increased 62.6% and 66.7% to $9.7 million and $19.0 million, respectively, over the comparable three- and six-month periods in the previous year. Contract revenues increased 61.8% and 63.0% to $7.1 million (73.8% of total revenues) and $13.8 million (72.5% of total revenues) in the second quarter and first six months of fiscal 1998, respectively, over the comparable periods of fiscal 1997. The increase in contract revenues was a result of the Company's entering into contracts with new licensees and additional contracts with current licensees for new developments and implementations, especially for development of Direct Rambus, an extension of the Company's technology designed to provide a higher bandwidth interface for PC main memory applications. While quarterly revenues from existing licenses are predictable over the contracts' respective lives, total contract revenues will decline in the future if the Company does not continue to obtain new licensees or if it is unsuccessful in securing new engineering implementation work from existing licensees.

  Royalties totaled $2.5 million (26.2% of total revenues) and $5.2 million (27.5% of total revenues) in the three and six months ended March 31, 1998, respectively. Royalties in the second fiscal quarter decreased from $2.7 million in the prior quarter. The Company believes that this decline was due to a reduction in the shipments of Rambus ICs for use in the Nintendo 64 home video game system and that these shipments and the associated royalties to Rambus are likely to decline further in the third quarter. It is likely that the Company's royalties in the first two quarters of fiscal 1998 were positively affected by a seasonal increase in Nintendo 64 shipments, and that the third quarter will not see the effect of holiday shipment levels. Royalties in the second quarter and first six months of fiscal 1998 increased 65.0% and 77.2%, respectively, over the comparable periods in fiscal 1997. The year-to-year increase in royalties was due to additional applications for Rambus technology and increased volumes of existing applications.

  The Company's current potential to generate royalties is largely dependent on system sales by Nintendo and, to a lesser extent, sales by Cirrus Logic and Chromatic Research of logic ICs incorporating RACs for PC graphics and multimedia applications. Nintendo faces intense competitive pressure in the home video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased by Nintendo in the future or the level of royalty-bearing revenues that the Company's licensees will receive from Nintendo. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. For these reasons, as well as the anticipated seasonal decline in Nintendo shipments, total royalties could decrease in the third fiscal quarter. However, as Rambus ICs are incorporated into additional applications, the Company believes that royalties will become an increasing portion of revenues over the long term. Given the concentration of royalties from a limited number of sources, however, it is likely that royalties will continue to vary greatly from quarter to quarter.

  As of March 31, 1998, the Company had 24 licensees compared to twenty at March 31, 1997. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In the second quarter and first six months of fiscal 1998, the Company's top five licensees accounted for 53% and 56% of total revenues, respectively. During these same periods, NEC accounted for 28% and 31% of revenues, respectively, and no other licensee accounted for more than 10% of revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period and the royalty rates on those sales.

  To date, companies based in Japan and Korea have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the second quarter and first six months of fiscal 1998, international revenues comprised 76% and 78% of total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

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

  In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of March 31, 1998, $3.3 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $3.5 million remaining to be offset against future royalties.

  Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of March 31, 1998, the Company's deferred revenue was $64.2 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

  Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 29.1% to $4.5 million and 31.8% to $8.9 million in the second quarter and first six months of fiscal 1998, respectively, over the comparable periods in fiscal 1997 due primarily to an increase in engineering personnel. As a percentage of total revenue, engineering costs decreased to 46.3% in the second quarter of fiscal 1998 from 58.4% in the comparable period in fiscal 1997, and decreased to 46.8% in the first six months of fiscal 1998 from 59.2% in the first six months of fiscal 1997 as a result of the Company's growth in revenues.

  Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues increased to 23.9% in the second quarter of fiscal 1998 from 22.9% in the comparable period of fiscal 1997 as a result of an increase in the proportion of the Company's engineering costs attributable to cost of contract revenues partially offset by the effect of the Company's growth in revenues. During the quarter the company completed work on the Direct Rambus interface design (classified as research and development expense) and began working on the implementation of this technology for licensee-specific processes (classified as cost of contract revenues). For the first six months of fiscal 1998, cost of contract revenues as a percentage of total revenues decreased to 20.7% from 21.0% in the comparable period of fiscal 1997 as a result of the Company's growth in revenues partially offset by an increase in the proportion of the Company's engineering costs attributable to cost of contract revenues. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

  Research and Development. Research and development expenses as a percentage of total revenues decreased to 22.4% in the second quarter of fiscal 1998 from 35.5% in the comparable period of fiscal 1997, and decreased to 26.1% in the first six months of fiscal 1998 from 38.2% in the first six months of fiscal 1997. The decrease in research and development expenses as a percentage of total revenues was a result of the Company's growth in revenues and a decrease in the proportion of engineering costs attributable to research and development expenses, particularly as a result of the completion of work on the Direct Rambus interface design. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in research and development headcount in any given period, as well as the rate of change in the Company's total revenues.

  Marketing, General and Administrative. Marketing, general and administrative expenses increased 43.3% to $2.9 million and 39.2% to $5.8 million in the second quarter and first six months of fiscal 1998, respectively, primarily due to a buildup of marketing, sales and administrative support personnel in both the U.S. and Japan, increased costs associated with applications engineering and other technical support provided to systems companies, and increased administrative costs associated with Rambus becoming a public company. As a percentage of total revenue, marketing, general and administrative expenses decreased to 30.5% in the second quarter of fiscal 1998 from 34.6% in the comparable period in fiscal 1997, and decreased to 30.3% in the first six months of fiscal 1998 from 36.3% in the first six months of fiscal 1997 due to the increased revenue base. The Company expects marketing, general and administrative expenses to increase in the future as the Company puts additional effort into marketing its technology and assisting systems companies to adapt this technology to new generations of products. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

  Other Income. Other income consists primarily of interest income from the Company's short-term cash investments, offset by interest expense on leases and other equipment financing. Other income increased to $755,000 (7.8% of total revenues) in the second quarter of fiscal 1998 from $80,000 (1.3% of total revenues) in the comparable period of fiscal 1997, and to $1.2 million (6.4% of total revenues) in the first six months of fiscal 1998 from $125,000 (1.1% of total revenues) in the comparable period in fiscal 1997 primarily due to higher interest income on a higher average invested balance of cash equivalents and short-term marketable securities in the fiscal 1998 periods.

  Provision for Income Taxes. The Company recorded a provision for income taxes of $1.2 million in the second quarter of fiscal 1998 compared to a provision of $197,000 recorded in the second quarter of fiscal 1997, and $2.2 million in the first six months of fiscal 1998 compared to a provision of $253,000 recorded in the first six months of fiscal 1997. The provision for both years was based on an estimated federal and state combined rate of 40% on income before income taxes.

  At March 31, 1998 the Company had gross deferred tax assets of approximately $28 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.


OTHER

  The Company has granted to Intel Corporation a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones, which will result in a charge to the statement of operations at the time of achievement of the milestones based on the fair value of the warrant.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents and marketable securities of $70.6 million as of March 31, 1998 and total working capital of $62.2 million, including a short-term component of deferred revenue of $24.7 million. Deferred revenue represents the excess of cash received and due from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue which will be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $86.9 million as of March 31, 1998.

  The Company's operating activities provided net cash of $5,000 in the first six months of fiscal 1998 compared to a net cash provision of $3.2 million in the first six months of fiscal 1997. In the first six months of fiscal 1998, cash provided by net income, depreciation and amortization, and an increase in deferred revenue was basically offset by increases in accounts receivable and deferred tax assets and a decrease in taxes payable. The increases in deferred revenue and accounts receivable were due to new contract billings, primarily for delivery of the Direct Rambus implementation package, in excess of revenues recognized on the contracts. The changes in deferred tax assets and taxes payable were the result of income tax payments and provisions combined with adjustments to the Company's tax accounts at March 31, 1998.

  Net cash used in investing activities was $13.0 million in the first six months of fiscal 1998 compared to $3.0 million in the first six months of fiscal 1997. Net cash used in investing activities in the fiscal 1998 period consisted of net purchases of marketable securities, equipment purchases and equity investments.

  Net cash provided by financing activities was $1.5 million in the first six months of fiscal 1998 compared to $307,000 in the first six months of fiscal 1997. Net cash provided by financing activities in the fiscal 1998 period was due to sales of the Company's common stock pursuant to employee stock plans, partially offset by principal payments on capital lease obligations.

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

  Since May 19, 1997 (the closing date of the Company's initial public offering), the Company has used approximately $24.0 million of the net proceeds from the Company's initial public offering to fund operating expenses and increase working capital, $2.6 million to purchase and install machinery and equipment, and $0.5 million to repay indebtedness. The Company has placed approximately $7.1 million in temporary investments pending future use.

  No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Stockholders was held on January 30, 1998 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (i) the election of three Class I directors for terms of two years expiring in 2000, and (ii) the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors. The stockholders elected management's nominees as the Class I directors in an uncontested election and ratified the appointment of independent auditors by the following votes, respectively:

(i)  Election of Class I directors for terms expiring in 2000:

                        VOTES FOR   VOTES WITHHELD
                        ----------  --------------

     Bruce Dunlevie     16,767,974          22,815
     Charles Geschke    16,769,110          21,679
     Mark Horowitz      16,765,749          25,040

   The Company's Board of Directors is currently comprised of six members who are divided into two classes with overlapping two-year terms. The term for Class II directors (William Davidow, Michael Farmwald and Geoff Tate) will expire at the meeting of stockholders to be held in 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

(ii) Ratification of appointment of Coopers & Lybrand L.L.P. as independent auditors:

                                                            BROKER
                  VOTES FOR    VOTES AGAINST  ABSTENTIONS  NON-VOTES
                 ------------  -------------  -----------  ---------
                  16,762,935       12,745        15,109        --

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27. Financial Data Schedule

(b)  Reports on Form 8-K

     None.


ITEMS 1, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RAMBUS INC.



Date:   April 24, 1998                 By:  /s/  Gary Harmon
      ------------------                  ----------------------------------
                                          Gary Harmon,
                                          Vice President and Chief Financial
                                          Officer


                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)