Form 10-Q
period 1998-06-30
RAMBUS INC
filed 1998-07-31
CIK 917273

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                  OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________

                      Commission File Number: 000-22339


                                  RAMBUS  INC.
           (Exact name of registrant as specified in its charter)


----------------------------------------------------------------------
         DELAWARE                                    94-3112828
----------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)
-------------------------------------------------------------------------

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

                                 Yes /X/     No  / /

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 22,865,961 as of June 30, 1998.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of June 30, 1998 and September 30, 1997.................................               1

            Consolidated Condensed Statements of Operations
            for the Three and Nine Months ended June 30, 1998 and June 30, 1997........               2

            Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended June 30, 1998 and June 30, 1997..................               3

            Notes to Unaudited Consolidated Condensed Financial Statements.............               4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................               7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................              12

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds..................................              13

Item 6.     Exhibits and Reports on Form 8-K...........................................              13

Signature .............................................................................              14

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                           June 30,        September 30,
                                                                       -----------------  ----------------
                                                                             1998               1997
                                                                       -----------------  ----------------
                                                                         (Unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents..........................................          $ 27,561          $ 20,641
  Marketable securities..............................................            56,060            51,184
  Accounts receivable................................................             5,575               925
  Prepaid and deferred tax assets....................................             5,842             5,974
  Prepaids and other current assets..................................             2,468             2,033
                                                                               --------          --------
     Total current assets ...........................................            97,506            80,757
Property and equipment, net .........................................             4,254             4,338
Investments..........................................................             1,323               986
Deferred tax assets..................................................             5,759             1,001
Other assets.........................................................               591               796
                                                                               --------          --------
     Total assets  ..................................................          $109,433          $ 87,878
                                                                               ========          ========
                            LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities..          $  2,761          $  6,166
  Current portion of:
    Capital lease obligations  ......................................               195               382
    Deferred revenue  ...............................................            26,375            24,473
                                                                               --------          --------
     Total current liabilities  .....................................            29,331            31,021
Capital lease obligations, less current portion  ....................                --               130
Deferred revenue, less current portion  .............................            41,986            30,066
                                                                               --------          --------
     Total liabilities  .............................................            71,317            61,217
                                                                               --------          --------
                       STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding:   22,865,961 shares at June 30, 1998
   and 22,310,499 shares at September 30, 1997  .....................                23                22

Additional paid-in capital  .........................................            66,381            59,865
Stockholders' notes receivable  .....................................              (680)             (680)
Accumulated deficit  ................................................           (27,469)          (32,511)
Cumulative translation adjustment  ..................................              (139)              (35)
                                                                               --------          --------
     Total stockholders' equity  ....................................            38,116            26,661
                                                                               --------          --------
        Total liabilities and stockholders' equity  .................          $109,433          $ 87,878
                                                                               ========          ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (UNAUDITED)

                                                      Three Months Ended            NINE MONTHS ENDED
                                                 ----------------------------  ----------------------------
                                                           JUNE 30,                      June 30,
                                                 ----------------------------  ----------------------------
                                                     1998           1997           1998           1997
                                                 -------------  -------------  -------------  -------------
Revenues:
  Contract revenues............................        $ 7,535        $ 5,375        $21,333        $13,842
  Royalties....................................          1,625          1,399          6,868          4,357
                                                       -------        -------        -------        -------
     Total revenues............................          9,160          6,774         28,201         18,199
                                                       -------        -------        -------        -------
Costs and expenses:
  Cost of contract revenues....................          2,490          1,494          6,439          3,890
  Research and development.....................          2,183          2,512          7,152          6,880
  Marketing, general and administrative........          2,687          2,263          8,458          6,408
                                                       -------        -------        -------        -------
     Total costs and expenses..................          7,360          6,269         22,049         17,178
                                                       -------        -------        -------        -------
     Operating income..........................          1,800            505          6,152          1,021
Other income, net..............................          1,018            374          2,244            499
                                                       -------        -------        -------        -------
     Income before income taxes................          2,818            879          8,396          1,520
Provision for income taxes.....................          1,123            352          3,354            605
                                                       -------        -------        -------        -------
     Net income................................        $ 1,695        $   527        $ 5,042        $   915
                                                       =======        =======        =======        =======

Net income per share...........................          $0.07          $0.03          $0.22          $0.05
                                                       =======        =======        =======        =======
Net income per share  assuming dilution........          $0.07          $0.02          $0.21          $0.04
                                                       =======        =======        =======        =======

Number of shares used in per share
 calculations:
  Basic........................................         22,797         20,632         22,639         18,632
                                                       =======        =======        =======        =======
  Assuming dilution............................         24,360         22,403         24,329         20,589
                                                       =======        =======        =======        =======


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                                    June 30,
                                                                       -----------------------------------
                                                                             1998               1997
                                                                       -----------------  ----------------
Cash flows from operating activities:
  Net income.........................................................         $   5,042          $    915
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...................................             2,056             1,384
     Deferred tax provision..........................................            (4,293)               --
     Other...........................................................               655                37
     Change in operating assets and liabilities:
        Accounts receivable..........................................            (4,650)           (2,334)
        Prepaid taxes................................................              (332)               --
        Prepaids and other current assets............................              (769)           (2,387)
        Other assets.................................................               536              (536)
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................               235             1,368

        Deferred revenue.............................................            13,822            15,315
                                                                              ---------          --------
           Net cash provided by operating activities.................            12,302            13,762
                                                                              ---------          --------
Cash flows from investing activities:
  Purchase of property and equipment.................................            (1,834)           (2,603)
  Proceeds from sale of property and equipment.......................                 6                --
  Purchases of marketable securities.................................          (201,894)          (98,319)
  Maturities of marketable securities................................           197,018            60,061
  Investments........................................................            (1,100)               --
                                                                              ---------          --------
           Net cash used in investing activities.....................            (7,804)          (40,861)
                                                                              ---------          --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................             2,843            35,957
  Proceeds from bank loans...........................................                --               794
  Principal payments on bank loans...................................                --              (794)
  Principal payments on capital lease obligations....................              (317)             (655)
                                                                              ---------          --------
           Net cash provided by financing activities.................             2,526            35,302
                                                                              ---------          --------
Foreign currency translation adjustment..............................              (104)                8
                                                                              ---------          --------
Net increase in cash and cash equivalents............................             6,920             8,211
Cash and cash equivalents at beginning of period.....................            20,641               742
                                                                              ---------          --------
Cash and cash equivalents at end of period...........................         $  27,561          $  8,953
                                                                              =========          ========

Supplemental disclosure of cash flow information:
  Interest paid......................................................         $      45          $    169
  Income taxes paid..................................................         $   7,151          $  1,685
  Tax benefit of stock option exercises..............................         $   3,673          $    --
  License of technology in exchange for common stock.................         $    --            $  1,200
  Issuance of stockholders' notes receivable.........................         $    --            $  1,047

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

                           RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


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


3.  COMPUTATION OF NET INCOME PER SHARE

    Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128), specifies the computation, presentation, and disclosure requirements for net income per share and became effective for the Company's 1998 fiscal year. Accordingly, net income per share for the three and nine months ended June 30, 1998 has been computed in accordance with SFAS 128 and all prior period net income per share data presented has been restated to conform with SFAS 128.

    A reconciliation of the numerators and denominators of net income per share and net income per share-assuming dilution follows (in thousands, except per share data; unaudited):

                                                                                    INCOME        Shares      Per Share
                                                                                  (Numerator)  (Denominator)   Amount
                                                                                  -----------  -------------  ---------
Three Months Ended June 30, 1998:
---------------------------------
NET INCOME PER SHARE:
Income available to common stockholders.........................................      $1,695         22,797       $0.07
                                                                                                                  =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options and warrants........................................          --          1,563
                                                                                      ------         ------
NET INCOME PER SHARE-ASSUMING DILUTION:
Income available to common stockholders + assumed conversions...................      $1,695         24,360       $0.07
                                                                                      ======         ======       =====

Three Months Ended June 30, 1997:
---------------------------------
NET INCOME PER SHARE:
Income available to common stockholders.........................................      $  527         20,632       $0.03
                                                                                                                  =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options.....................................................          --          1,771
                                                                                      ------         ------
NET INCOME PER SHARE-ASSUMING DILUTION:
Income available to common stockholders + assumed conversions...................      $  527         22,403       $0.02
                                                                                      ======         ======       =====

                           RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

3.  COMPUTATION OF NET INCOME PER SHARE (CONTINUED)

                                                                                    Income        Shares      Per Share
                                                                                  (Numerator)  (Denominator)   Amount
                                                                                  -----------  -------------  ---------
Nine Months Ended June 30, 1998:
--------------------------------
NET INCOME PER SHARE:
Income available to common stockholders.........................................      $5,042         22,639       $0.22
                                                                                                                  =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options and warrants........................................          --          1,690
                                                                                      ------         ------
NET INCOME PER SHARE-ASSUMING DILUTION:
Income available to common stockholders + assumed conversions...................      $5,042         24,329       $0.21
                                                                                      ======         ======       =====

Nine Months Ended June 30, 1997:
--------------------------------
NET INCOME PER SHARE:
Income available to common stockholders.........................................      $  915         18,632       $0.05
                                                                                                                  =====
EFFECT OF DILUTIVE SECURITIES:
Additional dilutive options.....................................................          --          1,957
                                                                                      ------         ------
NET INCOME PER SHARE-ASSUMING DILUTION:
Income available to common stockholders + assumed conversions...................      $  915         20,589       $0.04
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

                                                        PERCENT OF TOTAL REVENUES,
                                                            THREE MONTHS ENDED                 PERCENT
                                                                 JUNE 30,                      CHANGE,
                                                   -------------------------------------       1998 V.
                                                          1998               1997                1997
                                                   ------------------  -----------------  ------------------
Revenues:
  Contract revenues  ..............................             82.3%              79.3%               40.2%
  Royalties  ......................................             17.7               20.7                16.2
                                                              ------             ------
     Total revenues  ..............................            100.0%             100.0%               35.2
                                                              ======             ======
Costs and Expenses:
  Cost of contract revenues  ......................             27.2               22.0                66.7
  Research and development  .......................             23.8               37.1               (13.1)
  Marketing, general and administrative  ..........             29.3               33.4                18.7
                                                              ------             ------
     Total costs and expenses  ....................             80.3               92.5                17.4
                                                              ------             ------
Operating income  .................................             19.7                7.5               256.4
Other income, net  ................................             11.1                5.5               172.2
                                                              ------             ------
Income before income taxes  .......................             30.8               13.0               220.6
Provision for income taxes  .......................             12.3                5.2               219.0
                                                              ------             ------
Net income  .......................................             18.5%               7.8%              221.6
                                                              ======             ======

                                                        PERCENT OF TOTAL REVENUES,
                                                            NINE MONTHS ENDED                  PERCENT
                                                                 JUNE 30,                      CHANGE,
                                                   -------------------------------------       1998 V.
                                                          1998               1997                1997
                                                   ------------------  -----------------  ------------------
Revenues:
  Contract revenues  .................................          75.6%              76.1%               54.1%
  Royalties  .........................................          24.4               23.9                57.6
                                                              ------             ------
     Total revenues  .................................         100.0%             100.0%               55.0
                                                              ======             ======
Costs and Expenses:
  Cost of contract revenues  .........................          22.8               21.4                65.5
  Research and development  ..........................          25.4               37.8                 4.0
  Marketing, general and administrative  .............          30.0               35.2                32.0
                                                              ------             ------
     Total costs and expenses  .......................          78.2               94.4                28.4
                                                              ------             ------
Operating income  ....................................          21.8                5.6               502.5
Other income, net  ...................................           8.0                2.7               349.7
                                                              ------             ------
Income before income taxes  ..........................          29.8                8.3               452.4
Provision for income taxes  ..........................          11.9                3.3               454.4
                                                              ------             ------
Net income  ..........................................          17.9%               5.0%              451.0
                                                              ======             ======


  Revenues. Total revenues for the three and nine months ended June 30, 1998 increased 35.2% and 55.0% to $9.2 million and $28.2 million, respectively, over the comparable three- and nine-month periods in the previous year. Contract revenues increased 40.2% and 54.1% to $7.5 million (82.3% of total revenues) and $21.3 million (75.6% of total revenues) in the third quarter and first nine months of fiscal 1998, respectively, over the comparable periods of fiscal 1997. The increase in contract revenues was a result of the Company's entering into contracts with new licensees and additional contracts with current licensees for new developments and implementations, especially for development of Direct Rambus, an extension of the Company's technology designed to provide a higher bandwidth interface for PC main memory applications. The Company expects that contract revenues will decline gradually over the next several quarters due to the expiration of the time period for revenue recognition on contracts booked previously, and also due to the Company's past success in signing licensees having reduced the potential number of new licensees which can be added in the future.

  Royalties in the third quarter and first nine months of fiscal 1998 increased 16.2% to $1.6 million (17.7% of total revenues) and 57.6% to $6.9 million (24.4% of total revenues), respectively, over the comparable periods in fiscal 1997. The year-to-year increase in royalties was due to additional applications for Rambus technology and increased volumes of existing applications. However, royalties in the third fiscal quarter of 1998 decreased $904,000, or 35.7%, from $2.5 million in the prior quarter. The Company believes that, as it had anticipated and previously reported, this decline was primarily due to a seasonal reduction in the shipments of Rambus ICs for use in the Nintendo 64 home video game. In addition, royalty revenue in the quarter was likely affected adversely by a severe decline in DRAM prices. The Company anticipates that as the demand for Nintendo 64 units increases seasonally, royalty revenue from this source should improve.

  The Company's current potential to generate royalties is largely dependent on system sales by Nintendo and, to a lesser extent, sales by Cirrus Logic and Chromatic Research of logic ICs incorporating RACs for PC graphics and multimedia applications. Nintendo faces intense competitive pressure in the home video game market, and both Cirrus Logic and Chromatic Research have recently ended development of their current lines of Rambus-based products. The markets addressed by all these companies are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. However, as Rambus ICs are incorporated into additional applications, the Company believes that royalties will become an increasing portion of revenues over the long term. Given the concentration of royalties from a limited number of sources, however, it is likely that royalties will continue to vary greatly from quarter to quarter.

  As of June 30, 1998, the Company had 28 licensees compared to 21 at June 30, 1997. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In the third quarter and first nine months of fiscal 1998, the Company's top five licensees accounted for 43% and 52% of total revenues, respectively. During these same periods, NEC accounted for 14% and 25% of revenues, respectively, and LG Semicon accounted for 10% of revenues in the third quarter. No other licensee accounted for more than 10% of revenues in either period. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period and the royalty rates on those sales.

  To date, companies based in Japan and Korea have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the third quarter and first nine months of fiscal 1998, international revenues comprised 70% and 75% of total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

  While a substantial portion of the Company's revenue is derived from Asian sources, the Company does not consider itself to be abnormally vulnerable to problems in the economies of Asian countries. A substantial portion of future contract revenues will be based on nonrefundable payments of license and engineering fees which have already been received from Asian and other licensees but not yet recognized. Royalties generally are based on sales of Rambus ICs by licensees to system companies located in the United States, Japan and, to a lesser extent, Taiwan. The Company is not aware of any significant current or planned future sales of Rambus ICs to system companies located in any other Asian countries.

  In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of June 30, 1998, $3.4 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $3.4 million remaining to be offset against future royalties.

  Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of June 30, 1998, the Company's deferred revenue was $68.4 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

  Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 16.7% to $4.7 million and 26.2% to $13.6 million in the third quarter and first nine months of fiscal 1998, respectively, over the comparable periods in fiscal 1997 due primarily to an increase in engineering personnel. As a percentage of total revenue, engineering costs decreased to 51.0% in the third quarter of fiscal 1998 from 59.1% in the comparable period in fiscal 1997, and decreased to 48.2% in the first nine months of fiscal 1998 from 59.2% in the first nine months of fiscal 1997 as a result of the Company's growth in revenues.

  Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues increased to 27.2% in the third quarter of fiscal 1998 from 22.0% in the comparable period of fiscal 1997, and increased to 22.8% in the first nine months of fiscal 1998 from 21.4% in the first nine months of fiscal 1997. The increase in cost of contract revenues as a percentage of total revenues was a result of an increase in the proportion of the Company's engineering costs attributable to the implementation of its technology for licensee-specific processes, partially offset by the effect of the Company's growth in revenues. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

  Research and Development. Research and development expenses as a percentage of total revenues decreased to 23.8% in the third quarter of fiscal 1998 from 37.1% in the comparable period of fiscal 1997, and decreased to 25.4% in the first nine months of fiscal 1998 from 37.8% in the first nine months of fiscal 1997. The decrease in research and development expenses as a percentage of total revenues was a result of the Company's growth in revenues and a decrease in the proportion of engineering costs attributable to work on the Direct Rambus interface design. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in research and development headcount in any given period, as well as the rate of change in the Company's total revenues.

  Marketing, General and Administrative. Marketing, general and administrative expenses increased 18.7% to $2.7 million and 32.0% to $8.5 million in the third quarter and first nine months of fiscal 1998, respectively, primarily due to a buildup of marketing, sales and administrative support personnel in both the U.S. and Japan, increased costs associated with applications engineering and other technical support provided to systems companies, and increased administrative costs associated with Rambus becoming a public company. As a percentage of total revenue, marketing, general and administrative expenses decreased to 29.3% in the third quarter of fiscal 1998 from 33.4% in the comparable period in fiscal 1997, and decreased to 30.0% in the first nine months of fiscal 1998 from 35.2% in the first nine months of fiscal 1997 due to the increased revenue base. The Company expects marketing, general and administrative expenses to increase in the future as the Company puts additional effort into marketing its technology and assisting systems companies to adapt this technology to new generations of products. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

  Other Income. Other income consists primarily of interest income from the Company's short-term cash investments, offset by interest expense on leases and other equipment financing. Other income increased to $1.0 million (11.1% of total revenues) in the third quarter of fiscal 1998 from $374,000 (5.5% of total revenues) in the comparable period of fiscal 1997, and to $2.2 million (8.0% of total revenues) in the first nine months of fiscal 1998 from $499,000 (2.7% of total revenues) in the comparable period in fiscal 1997 primarily due to higher interest income on a higher average invested balance of cash equivalents and short-term marketable securities in the fiscal 1998 periods.

  Provision for Income Taxes. The Company recorded a provision for income taxes of $1.1 million in the third quarter of fiscal 1998 compared to a provision of $352,000 recorded in the third quarter of fiscal 1997, and $3.4 million in the first nine months of fiscal 1998 compared to a provision of $605,000 recorded in the first nine months of fiscal 1997. The provision for both years was based on an estimated federal and state combined rate of 40% on income before income taxes.

  At June 30, 1998 the Company had gross deferred tax assets of approximately $29 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

OTHER

  The Company has granted to Intel Corporation a warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones, which will result in a charge to the statement of operations at the time of achievement of the milestones based on the fair value of the warrant.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents and marketable securities of $83.6 million as of June 30, 1998 and total working capital of $68.2 million, including a short-term component of deferred revenue of $26.4 million. Deferred revenue represents the excess of cash received and due from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue which will be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $94.6 million as of June 30, 1998.

  The Company's operating activities provided net cash of $12.3 million in the first nine months of fiscal 1998 compared to a net cash provision of $13.8 million in the first nine months of fiscal

1997. In the first nine months of fiscal 1998, net cash provided by operating activities consisted mainly of net income, depreciation and amortization, and an increase in deferred revenue partially offset by an increase in accounts receivable and a decrease in taxes payable. The increases in deferred revenue and accounts receivable were due to new contract billings in excess of revenues recognized on the contracts. The decrease in taxes payable was the result of income tax payments and provisions combined with adjustments to the Company's tax accounts at June 30, 1998.

  Net cash used in investing activities was $7.8 million in the first nine months of fiscal 1998 compared to $40.9 million in the first nine months of fiscal 1997. Net cash used in investing activities in the fiscal 1998 period consisted of net purchases of marketable securities, equipment purchases and equity investments.

  Net cash provided by financing activities was $2.5 million in the first nine months of fiscal 1998 compared to $35.3 million in the first nine months of fiscal 1997. Net cash provided by financing activities in the fiscal 1998 period was primarily due to sales of the Company's common stock pursuant to employee stock plans.

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

  Since May 19, 1997 (the closing date of the Company's initial public offering), the Company has used approximately $29.9 million of the net proceeds from the Company's initial public offering to fund operating expenses and increase working capital, $3.4 million to purchase and install machinery and equipment, and $0.8 million to repay indebtedness. All of the proceeds received by the Company from the initial public offering have now been used as described above.

  No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.3.7 (1)  Amendment No. 7 to Semiconductor Technology Agreement, dated as of January 16, 1998.

      10.3.8 Amendment No. 8 to Semiconductor Technology Agreement, dated as of May 20, 1998.

      27.         Financial Data Schedule.
      _________
      (1) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.


(b)  Reports on Form 8-K

  None.


ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RAMBUS INC.



Date:     July 31, 1998               By:       /s/  Gary Harmon
       -----------------                 ----------------------------------
                                         Gary Harmon,
                                         Vice President and Chief Financial
                                         Officer


                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)