Form 10-K405
period 1998-09-30
RAMBUS INC
filed 1998-12-09
CIK 917273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 000-22339

                                  RAMBUS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       94-3112828
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                  2465 LATHAM STREET, MOUNTAIN VIEW, CA 94040
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (650) 944-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of November 30, 1998 was approximately $1.3 billion based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 23,104,097 as of November 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Registrant's next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

BACKGROUND

  The performance of a computer or other electronic system is typically constrained by the speed of its slowest element. In the past, that element was the logic IC that controlled the system's specific functions and performed calculations--the microprocessor. In recent years, however, new generations of microprocessors and controllers have become substantially faster and more powerful, and increasingly the bottleneck in system performance is becoming the component that stores the instructions and data needed by the microprocessors and controllers--the DRAM.

  Since 1980, the typical operating frequency of mainstream microprocessors has increased approximately 60 times from 5 MHz (million cycles per second) to over 300 MHz. During this same period, the typical operating frequency of a standard DRAM has increased by approximately ten times. This growing disparity between the frequency of microprocessors and DRAMs is termed the "Performance Gap."

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

  Rambus interface technology currently allows data transfers of up to 600 megabytes per second between a logic IC and DRAMs by transferring data at a frequency of 600 MHz over a byte-wide bus. System performance can be further enhanced by applying Rambus interface technology to multiple channels on a logic IC. For example, a Rambus-based logic IC can utilize four channels to achieve data transfer of up to 2.4 gigabytes per second. In addition, Rambus has developed an extension to the Rambus interface technology for 64 Mbit generation RDRAMs, called "Direct Rambus". This technology,which is optimized for PC main memory applications, is currently being sampled by Rambus licensees. This technology increases the operating frequency of RDRAMs to 800 MHz and doubles the bus width to allow data transfers of up to 1.6 gigabytes per second. There can be no assurance that the Direct Rambus samples referred to in the preceding forward-looking statements will result in products suitable for mass production. See "Factors Affecting Future Results--Future Dependence upon PC Main Memory Market Segment and Intel" and "--Rapid Technological Change; Reliance on Fundamental Technology; Importance of Timely New Product Development."

TARGET MARKETS AND APPLICATIONS

  The high-speed interface technology Rambus has developed is applicable to data transfer between most semiconductor chips. The Company has chosen to concentrate the application of its technology on the interface between logic ICs and memory devices because of the acute performance needs and the relevant market sizes. While Rambus interface technology is useful in providing increased memory bandwidth in any electronic system, the Company believes that the systems which will best utilize the high bandwidth provided by current Rambus technology are the relatively high-volume, low-cost systems in which the cost of the memory subsystems represents a significant portion of the selling price. To date, the principal applications for the Company's technology have been in the consumer multimedia, PC multimedia and workstation multimedia markets. These areas accounted for the sale of approximately $495 million, $447 million and $11 million of Rambus ICs by Rambus licensees in calendar 1997, 1996 and 1995, respectively.

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

  Other applications for the Company's technology include multifunction peripheral controllers for use in combination fax/copier/scanner/laser printers, consumer products such as digital televisions and networking equipment such as high-speed Ethernet switches. There can be no assurance that sales of such products will be meaningful.

RAMBUS LICENSEES

  Rambus licenses its technology on a nonexclusive and worldwide basis to semiconductor manufacturers who sell Rambus ICs to systems companies which have adopted Rambus technology. An important element of the Company's strategy is to license its technology broadly in order to establish Rambus interface technology as a standard and to provide systems companies with sources for Rambus ICs from established semiconductor companies. Rambus provides licenses to both DRAM manufacturers and logic IC manufacturers, who can license Rambus interface technology for use in producing RDRAMs and/or logic ICs containing RACs. At September 30, 1998, Rambus had a total of 29 licensees.

  Rambus licensees include fourteen DRAM manufacturers which collectively accounted for over 95% of worldwide DRAM sales in calendar 1997: Fujitsu, Hitachi, Hyundai Electronics, IBM, LG Semicon, Micron Technology, Matsushita, Mitsubishi, NEC, Oki Electric Industry, Samsung Electronics, Siemens, Toshiba and Vanguard. At September 30, 1998, five of these licensees were in production of RDRAMs and all were in development of next-generation Direct RDRAMs. Rambus logic licensees include Advanced Micro Devices, Cirrus Logic, Compaq, Fujitsu, IBM, Intel, LG Semicon, LSI Logic, NEC, S3, Texas Instruments and Toshiba. At September 30, 1998, six of these licensees were in production of logic ICs which include RACs.

RAMBUS BUSINESS MODEL AND STRATEGY

  In order to establish Rambus interface technology as an industry standard, the Company has adopted an innovative business model in which it neither manufactures nor sells semiconductors incorporating the Company's technology. The Company licenses its technology on a nonexclusive and worldwide basis to semiconductor companies which manufacture and sell RDRAMs and logic ICs containing RACs to systems companies which have adopted Rambus technology. Systems companies are not required to obtain a Rambus license to incorporate Rambus ICs into their products. However, an important part of the Company's strategy is to maintain close ties to these systems companies in order to encourage the adoption of Rambus technology.

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

  Rambus has developed its technology to be manufacturable using familiar, industry-standard CMOS semiconductor processes. For this reason the Company believes that the wafer fabrication yields of RDRAMs and logic products containing RACs are consistent with those for similar products in the same manufacturing facility. However, because of the extra Rambus interface circuitry, an RDRAM chip is somewhat larger than a standard DRAM. Therefore, a manufacturer will generally produce fewer RDRAMs than standard DRAMs for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard version. The target for this die size premium in the new Direct RDRAM is 10% for the 64 Mbit generation. In addition, RDRAM manufacturers are responsible for their own manufacturing processes and Rambus has no role in the manufacture of RDRAMs. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to "shrink" or otherwise change a design to reduce the cost of the chips.

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

  In the Direct Rambus technology currently under development, RDRAMs will use newer-generation chip scale packaging ("CSP") and will require high-speed testers for a portion of the test procedure. While the Company feels that packaging and testing costs for RDRAMs in mass production volumes will be no greater than for current standard DRAMs, additional capital equipment will be required and startup costs will be incurred by the manufacturers producing Rambus DRAMs. In addition, new memory modules (called "RIMMs"), connectors and clock chips must be produced by multiple vendors and available in volume. There is no assurance that such changes in the manufacturing processes and infrastructure of the DRAM industry will be accomplished in sufficient time and at a sufficiently competitive price to allow the development of a mass market for Rambus technology.

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

  As of September 30, 1998, Rambus had 103 employees in its engineering departments. Approximately two thirds of these employees have advanced technical degrees. In fiscal 1998, 1997 and 1996, research and development expenses were approximately $9.6 million, $9.8 million and $5.2 million, respectively. In addition, because the Company's license agreements often call for engineering support by Rambus, a substantial portion of the Company's total engineering costs has been allocated to cost of contract revenues, even though these engineering efforts have direct applicability to Rambus' technology development. The Company expects that it will continue to invest substantial funds in research and development activities. There can be no assurance that new versions of the Rambus interface technology can be developed and introduced by the Company's licensees in a timely fashion or that such new technology will be accepted by the market. Moreover, the end markets for the Company's technology are subject to rapid technological change and there can be no assurance that as such markets change the Company's interface technology will remain current and suitable.

COMPETITION

  The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Most major DRAM manufacturers, including Rambus licensees, produce higher-frequency versions of standard DRAMs such as SDRAMs (synchronous DRAMs) and SGRAMs (a version of the SDRAM for graphics applications) which compete with RDRAMs. These companies are much larger and have better access to financial, certain technical and other resources than Rambus. Additional high-speed DRAMs have recently been introduced by other semiconductor companies for specialized applications.

  The Company believes that its success in establishing a new high-speed memory interface has been due in part to the systems approach it has taken to solving the application needs of companies in home video game, PC and other electronic systems businesses. However, the Company believes competitors have begun to take a similar approach. The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies. Some DRAM suppliers have begun to produce Double Data Rate ("DDR") SDRAMs, aimed at doubling the memory bandwidth from SDRAMs without increasing the clock frequency. In addition, a consortium including both large DRAM manufacturers and systems companies is promoting an alternative high-speed interface standard called SLDRAM. To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAMs, or do not require the payment of comparable royalties, the Company's licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company's future competition will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain semiconductor companies are now marketing an IC which combines logic and DRAM on the same chip. Such chips, called "embedded DRAM," eliminate the need for any chip-to-chip interface and are primarily being used for graphics applications. Embedded DRAMs are well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAMs will not increase in the future.

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

  The Company has an active program to protect its proprietary technology through the filing of patents. At September 30, 1998, the Company held 44 United States patents on various aspects of its technology, with expiration dates ranging from 2010 to 2016 and had applications pending for an additional 73 United States patents. The Company's United States patents do not prevent the manufacture or sale of Rambus-based ICs abroad. At September 30, 1998, the Company held eight foreign patents and had an additional 52 foreign patent applications pending in Taiwan, Korea, Japan and various other jurisdictions. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. The Company also relies on trademarks and trade secret laws to protect its intellectual property.

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

EMPLOYEES

  As of September 30, 1998 the Company had 147 employees, including four in Japan. Of this total, 103 were in engineering, 31 were in marketing and sales, and 13 were in finance and administration. Overall, approximately three quarters of the Company's employees have technical degrees, and more than half of the Company's employees have advanced technical degrees. The Company's future success will largely be dependent on its ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

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

  Royalties accounted for 24% of total revenues in fiscal 1998. The Company believes that royalties will represent an increasing portion of total revenue in the future. Increasing royalty revenues will add to the difficulty in making accurate financial forecasts. Such royalties are recognized in the quarter in which the Company receives a report from a licensee regarding the shipment of Rambus ICs in the prior quarter, and are dependent upon fluctuating sales volumes and prices of chips containing Rambus technology, all of which are beyond the Company's ability to control or assess in advance. The Company believes that its continued success will be substantially dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of deferred revenue under existing contracts as their recognition periods expire, as well as the Company's ability to add new licensees and to license new generations of its technology to its existing licensees. Because a systems company can change its source of Rambus ICs at any time, and because the new Rambus license source could have a considerable nonrefundable prepaid royalty balance as well as different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of Rambus ICs, could have a sudden and significant adverse effect on the Company's revenues.

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

  History of Losses; No Assurance of Profitability. As of September 30, 1998, the Company's accumulated deficit was approximately $26 million. While the Company generated net income for the last eight consecutive quarters, it incurred significant losses in each quarter of fiscal 1996 and prior fiscal years. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

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

  Future Dependence upon PC Main Memory Market Segment and Intel. An important part of the Company's strategy is to penetrate the market segment for PC main memory. Rambus believes that PC main memory currently accounts for approximately one-half of all DRAMs sold. In November 1996, Rambus signed a development and license contract with Intel Corporation which provides for the parties to cooperate in the development of a specification for an extension of the RDRAM optimized for PC main memory applications. The contract also calls for Intel to use reasonable best efforts to develop a PC main memory controller designed for use with such RDRAMs. The anticipated development period for the new RDRAM technology is at least two years and there are a number of technological issues which must be successfully resolved prior to implementation. There can be no assurance that Intel will successfully develop a controller for use with RDRAMs in time to meet market requirements, or at all. In addition, there can be no assurance that the market for high bandwidth PC main memory products, as anticipated by Intel, will develop by 1999 or at all. Under the contract, Intel can terminate its relationship with Rambus at any time. Even if such development efforts are completed, there is no assurance that RDRAMs will be built by the Company's licensees and purchased by PC manufacturers in sufficient quantity to become a standard for PC main memory. The Company established an earlier relationship with Intel several years ago, but Intel did not at that time pursue development relating to Rambus technology. There can be no assurance that Intel's current emphasis or priorities will not change in the future, resulting in less attention and fewer resources being devoted to the current Rambus relationship. Although certain aspects of the current relationship between the two companies are contractual in nature, many important aspects depend on the continued cooperation of the two companies. There can be no assurance that Rambus and Intel will be able to work together successfully over an extended period of time. In addition, there can be no assurance that Intel will not develop or adopt competing technologies in the future.

  In the Direct Rambus technology currently under development for the PC main memory market, RDRAMs will use newer-generation chip scale packaging ("CSP") and will require high-speed testers for a portion of the test procedure. Packaging and testing costs for RDRAMs in mass production volumes may be slightly greater than for current standard DRAMs, additional capital equipment will be required and startup costs will be incurred by the manufacturers producing Rambus DRAMs. In addition, new memory modules (called "RIMMs"), connectors and clock chips must be produced by multiple vendors and available in volume. There is no assurance that such changes in the manufacturing processes and infrastructure of the DRAM industry will be accomplished in sufficient time and at a sufficiently competitive price to allow the development of a mass market for Rambus technology.

  Revenue Concentration. The Company is subject to revenue concentration risks at both the licensee and the systems company levels. In fiscal 1998, 1997, and 1996, revenues from the Company's top five licensees accounted for approximately 49%, 63% and 65% of the Company's revenues, respectively. In fiscal 1998, 1997, and 1996 NEC accounted for approximately 22%, 29% and 11% of revenues, respectively. In fiscal 1997, one other customer accounted for 10% of revenues and in fiscal 1996, five other customers accounted for 15%, 14%, 13%, 12% and 11% of revenues. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts and the volumes and prices at which the licensees have recently sold Rambus ICs to systems companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future although the Company anticipates that revenue will continue to be concentrated in a limited number of licensees.

  The royalties received by the Company are a function of the adoption of Rambus technology at the systems company level. Systems companies purchase semiconductors containing Rambus technology from Rambus licensees, and generally do not have a direct contractual relationship with the Company. The Company's licensees generally do not provide detail as to the identity of, or volume of Rambus ICs purchased by, particular systems companies. As a result, the Company faces difficulty in analyzing the extent to which its future revenues will be dependent upon particular systems companies. However, the Company believes that sales from its licensees to Nintendo have accounted for a substantial portion of royalties in the past and will continue to do so in fiscal 1999. Nintendo faces intense competitive pressure in the video game market, which is characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased by Nintendo in the future or the level of royalty-bearing revenues that the Company's licensees will receive from Nintendo.

  Besides the Nintendo business, the Company believes its potential to generate royalties in fiscal 1999 will be dependent on, among others, sales of multimedia controller chips by Cirrus Logic and Chromatic Research. Cirrus and Chromatic have both recently announced major reductions in their activities in this area, and none of these companies is under any obligation to continue using Rambus technology in its current product or to incorporate Rambus technology into its future products. There can be no assurance that a significant number of other systems companies will adopt the Company's technology or that the Company's dependence upon particular systems companies will decrease in the future.

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

  Rapid Technological Change; Reliance on Fundamental Technology; Importance of Timely New Product Development. The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing evolutionary improvements. Since beginning operations in 1990, the Company has derived all of its revenue from its interface technology and expects that this dependence on its fundamental technology will continue for the foreseeable future. Accordingly, broad acceptance of the Company's interface technology is critical to the Company's future success. The introduction or market acceptance of competing technology which renders the Company's interface technology less desirable or obsolete would have a rapid and material adverse effect on the Company's business, results of operations and financial condition. The announcement of new products by the Company, such as the Direct Rambus technology which is under development, could cause licensees or systems companies to delay or defer entering into arrangements for the use of the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Competition. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Most major DRAM manufacturers, including Rambus licensees, produce higher-frequency versions of standard DRAMs such as SDRAMs and SGRAMs which compete with RDRAMs. These companies are much larger and have better access to financial, certain technical and other resources than Rambus. Additional high-speed DRAMs have recently been introduced by other semiconductor companies for specialized applications.

  The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies and are beginning to take a systems approach similar to the Company's in solving the application needs of systems companies. Some DRAM suppliers have begun to produce DDR SDRAMs, aimed at doubling the memory bandwidth from SDRAMs without increasing the clock frequency. In addition, a consortium including both large DRAM manufacturers and systems companies is promoting an alternative high-speed interface standard called SLDRAM. To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAMs, or do not require the payment of comparable royalties, the Company's licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company's future competition will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain semiconductor companies are now marketing an IC which combines logic and DRAM on the same chip. Such chips, called "embedded DRAM," eliminate the need for any chip-to-chip interface and are primarily being used for graphics applications. Embedded DRAMs are well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAMs will not increase in the future.

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

  Risks Associated with International Licenses. To date, companies based in Japan and Korea have accounted for the majority of the Company's revenues. In fiscal 1998, 1997, and 1996, international revenues constituted approximately 73%, 80% and 86% of the Company's total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees have to date been denominated in United States dollars. However, to the extent that such licensees' sales to systems companies are not denominated in United States dollars, any royalties that the Company receives as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of Rambus ICs sold to the Company's foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for Rambus ICs could fall, which in turn would reduce the Company's royalties. The Company does not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of the Company's licensees are subject to a variety of risks, including tariffs, import restrictions and other trade barriers, changes in regulatory requirements, longer accounts receivable payment cycles, adverse tax consequences, export license requirements, foreign government regulation, political and economic instability and changes in diplomatic and trade relationships. In particular, the laws of certain countries in which the Company currently licenses or may in the future license its technology require significant withholding taxes on payments for intellectual property, which the Company may not be able to offset fully against its United States tax obligations. The Company is subject to the further risk of the tax authorities in those countries recharacterizing certain engineering fees as license fees, which could result in increased tax withholdings and penalties. The Company's licensees are subject to many of the risks described above with respect to systems companies which are located in different countries, particularly video game and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with international licenses of the Company's technology will not have a direct or indirect material adverse effect on the Company's business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property.

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

  Impact of Year 2000. To the extent permitted by law, the disclosure included in this paragraph is intended to constitute Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. As part of the transfer of technology to its licensees, the Company provides information in the form of implementation packages which include specifications, circuit layout databases, test parameter software and, in the case of RDRAMs, core interface specifications. Such information is not date sensitive and therefore not subject to Year 2000 problems. Since the Company does not sell any other kind of product, internal Year 2000 issues are confined to its engineering design and administrative systems. The Company has a plan in place to evaluate such systems, which are generally provided by third parties, and the Company is currently working with these vendors to ascertain and resolve potential problems associated with the processing of date sensitive information. Based on preliminary information received from certain of the vendors, the Company believes that its internal computer systems will be Year 2000 compliant and that the risk of major disruption from these systems due to Year 2000 issues is minimal. However, the Company has not verified the accuracy of such preliminary information. Additionally, the Company could be negatively affected to the extent that Year 2000 problems at its licensees could affect the shipment of Rambus ICs and the payment of royalties to the Company. Such affects on its licensees could cause the Company to miss quarterly analysts estimates of its revenue and profits. The Company has no way of analyzing the probability of year 2000 problems at its licensees, and therefore, there can be no assurance that the Company's licensees will be Year 2000 compliant or, in any event, that the Company will not be negatively affected from Year 2000 issues. Through September 30, 1998, the Company has not incurred any significant costs to ensure its internal computer systems are Year 2000 compliant, other than software purchases and upgrades which were purchased in the Company's normal course of business. The Company does not expect the cost of implementation for its internal computer systems to have a material impact on the Company's financial position or results of operations.

ITEM 2. PROPERTIES

  The Company leases approximately 42,000 square feet in one building in Mountain View, California for its U.S. engineering, marketing and administrative operations. The principal lease expires in 2005, with an option to extend the lease for an additional five years. The Company also leases space in Tokyo for an office which provides sales and technical support to systems companies in Japan. The Company believes that it will not have difficulty in securing additional facilities if required.

ITEM 3. LEGAL PROCEEDINGS

  The Company has no current or threatened legal proceedings or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the Nasdaq National Market under the symbol "RMBS." The quarterly high and low prices as reported by Nasdaq are included in the table "Consolidated Supplementary Financial Data" on page 42 of this Report 10-K.

  As of November 30, 1998, there were 508 holders of record of the Company's common stock. Because many of the shares of the Company's common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never paid or declared any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                        YEAR ENDED SEPTEMBER 30, 1998
                                   ------------------------------------------
                                     1998    1997    1996     1995     1994
                                   -------- ------- -------  -------  -------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATIONS:
-----------
Total revenues.................... $ 37,864 $26,015 $11,270  $ 7,364  $ 5,000
Operating income (loss)...........    7,967   1,954  (4,568)  (6,053)  (6,197)
Net income (loss).................    6,788   1,981  (4,415)  (7,020)  (6,629)
Net income (loss) per share--
 assuming dilution................ $   0.28 $  0.09 $ (0.78) $ (1.33) $ (1.40)
FINANCIAL POSITION (AT YEAR END):
---------------------------------
Total assets...................... $110,987 $87,878 $12,868  $18,307  $ 8,395
Total debt (capital lease
 obligations).....................      130     512   1,297    1,616    1,655
Stockholders' equity (deficit)....   41,792  26,661 (12,144)  (7,936) (10,006)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains forward-looking statements, including without limitation the Company's expectations regarding revenues, expenses and results of operations. The Company's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in "Factors Affecting Future Results" and below. The Company assumes no obligation to update the forward-looking statements or such factors.

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

  Revenues. The Company's revenues consist of contract fees and royalties. Contract fees are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties, and represented approximately 76% of the Company's revenues in fiscal 1998 and 78% in fiscal 1997. The Company's contracts generally require a licensee to pay a contract fee to Rambus typically ranging from a few hundred thousand dollars for a narrow license covering a single logic product to millions of dollars for a license with broad coverage of Rambus technology. Part of these fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. All contract fees are nonrefundable.

  In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of September 30, 1998, $3.5 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $3.3 million remaining to be offset against future royalties.

  Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of September 30, 1998, the Company's deferred revenue was $65.6 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

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

  As of September 30, 1998, the Company had 29 licensees. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In fiscal 1998, 1997 and 1996 revenues from the top five licensees accounted for approximately 49%, 63% and 65% of the Company's revenues, respectively. In fiscal 1998, 1997, and 1996 NEC accounted for approximately 22%, 29% and 11% of revenues, respectively. In fiscal 1997, one other customer accounted for 10% of revenues and in fiscal 1996, five other customers accounted for 15%, 14%, 13%, 12% and 11% of revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period.

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

  To date, companies based in Japan and Korea have accounted for the majority of the Company's revenues. In fiscal 1998, 1997, and 1996, international revenues constituted approximately 73%, 80% and 86% of the Company's total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

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

  Expenses. Since the Company's inception in March 1990, its engineering costs (which consist of cost of contract revenues and research and development expenses) and marketing, general and administrative expenses have continually increased as the Company has added personnel and ramped up its activities in these areas. Engineering costs and marketing, general and administrative expenses generally have decreased as a percentage of revenues throughout this period due to the relatively rapid revenue base expansion which the Company experienced as it began entering into license agreements. The Company intends to continue making significant expenditures associated with engineering, marketing, general and administration, and expects that these costs and expenses will continue to be a significant percentage of revenues in future periods. Whether such expenses increase or decrease as a percentage of revenues will be substantially dependent upon the rate at which the Company's revenues change.

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

  Marketing, general and administrative expenses include salaries, travel expenses and costs associated with trade shows, advertising, finance and other marketing and administrative efforts. Costs of technical support for systems companies, including applications engineering, are also charged to marketing, general and administrative expense. Consistent with the Company's business model, sales and marketing activities are focused on developing relationships with potential licensees and on participating with existing licensees in marketing, sales and technical efforts directed to systems companies. In many cases, Rambus must dedicate substantial resources to the marketing and support of systems companies. Due to the long business development cycles faced by the Company and the semi-fixed nature of administrative expenses, marketing, general and administrative expenses in a given period generally are unrelated to the level of revenues in that period or in recent or near-term future periods.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the fiscal years indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                           1998   1997   1996
                                                           -----  -----  -----
Revenues:
  Contract revenues.......................................  75.9%  77.6%  99.4%
  Royalties...............................................  24.1   22.4    0.6
                                                           -----  -----  -----
    Total revenues........................................ 100.0% 100.0% 100.0%
                                                           =====  =====  =====
Costs and expenses:
  Cost of contract revenues...............................  23.7   21.1   42.8
  Research and development................................  25.5   37.7   46.3
  Marketing, general and administrative...................  29.8   33.7   51.4
                                                           -----  -----  -----
    Total costs and expenses..............................  79.0   92.5  140.5
                                                           -----  -----  -----
Operating income (loss)...................................  21.0    7.5  (40.5)
Other income, net.........................................   8.9    5.2    3.9
                                                           -----  -----  -----
Income (loss) before income taxes.........................  29.9   12.7  (36.6)
Provision for income taxes................................  12.0    5.1    2.6
                                                           -----  -----  -----
Net income (loss).........................................  17.9%   7.6% (39.2)%
                                                           =====  =====  =====

  Revenues. Revenues were $37.9 million, $26.0 million and $11.3 million in fiscal 1998, 1997 and 1996, respectively. Contract revenues increased 80.2% to $20.2 million in fiscal 1997 and increased 42.3% to $28.7 million in fiscal 1998 as a result of the Company's entering into contracts with new licensees and additional contracts with current licensees for new developments, especially for development of Direct Rambus.

  The Company recorded its first significant royalties in fiscal 1997, a total of $5.8 million or 22.4% of total revenues. In fiscal 1998, royalties increased 56.8% to $9.1 million or 24.1% of total revenues. In both periods royalties were primarily from NEC and, the Company believes, were largely based on sales of Rambus ICs for use in the Nintendo 64 home video game system. The Company anticipates that its potential to generate royalties in fiscal 1999 is dependent on, among others, system sales by Nintendo and sales by Cirrus Logic and Chromatic Research of logic ICs incorporating RACs for PC graphics and multimedia applications. Nintendo faces intense competitive pressure in the home video game market, which is characterized by extreme volatility, seasonal fluctuations, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased by Nintendo in the future or the level of royalty-bearing revenues that the Company's licensees will receive from Nintendo. Cirrus and Chromatic have both recently announced major reductions in their activities in this area, and none of these companies is under any obligation to continue using Rambus technology in its current products or to incorporate Rambus technology into its future products.

  Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, were $18.6 million, $15.3 million and $10.0 million, which represented 49.2%, 58.8% and 89.1% of revenues, in fiscal 1998, 1997 and 1996, respectively. The increase in engineering costs was due primarily to an increase in engineering personnel, and the decrease as a percentage of revenues was primarily the result of the Company's growth in revenues.

  Cost of Contract Revenues. Cost of contract revenues was $9.0 million, $5.5 million, and $4.8 million, which represented 23.7%, 21.1% and 42.8% of revenues, in fiscal 1998, 1997 and 1996, respectively. Cost of contract revenues increased 13.9% in fiscal 1997 compared to fiscal 1996 due to the need for the Company to support several additional licensees. The decrease in cost of contract revenues as a percentage of revenues from fiscal 1996 to fiscal 1997 was primarily the result of the Company's growth in revenues. In fiscal 1998, cost of contract revenues increased 63.7% to $9.0 million, and increased as a percentage of revenues primarily due to the transition of Direct Rambus technology from the design to the implementation stage. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

  Research and Development. Research and development expenses were $9.6 million, $9.8 million and $5.2 million, which represented 25.5%, 37.7% and 46.3% of revenues, in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Research and development expenses increased 88.1% in fiscal 1997 compared to fiscal 1996 due to development efforts related to a new generation of 64 Mbit RDRAMs and associated RACs, including the development of Direct Rambus. The higher costs were primarily due to increased engineering personnel. In fiscal 1998, however, research and development expenses decreased 1.7% compared to 1997, and decreased as a percentage of total revenues, as the major portion of design work on Direct Rambus was completed and engineering focus moved to implementation of the technology. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

  Marketing, General and Administrative. Marketing, general and administrative expenses were $11.3 million, $8.8 million and $5.8 million, which represented 29.8%, 33.7% and 51.4% of revenues, in fiscal 1998, 1997 and 1996, respectively. The increase in absolute dollars was primarily due to a buildup of the marketing and sales teams in both the U.S. and Japan as well as increased costs associated with applications engineering and other technical support provided to systems companies. The decrease in marketing, general and administrative expenses as a percentage of revenues reflects the increased revenue base. The Company expects marketing, general and administrative expenses to increase in the future as the Company puts additional effort into marketing its technology and assisting systems companies to adapt this technology to new generations of products. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

  Other Income, Net. Other income, net consists primarily of interest income from the Company's short-term cash investments, offset by interest expense on leases and other equipment financing. Other income, net was $3.4 million, $1.3 million and $439,000, which represented 8.9%, 5.2% and 3.9% of revenues, in fiscal 1998, 1997 and 1996, respectively. The increase in absolute dollars was due to interest on higher average marketable securities, cash and cash equivalent balances, offset by interest associated with leased equipment. The Company expects net other income to increase in the future due to additional interest income on higher cash balances.

  Provision for Income Taxes. The Company recorded a provision for income taxes of $4.5 million in fiscal 1998, $1.3 million in fiscal 1997 and $286,000 in fiscal 1996. Whereas the fiscal 1996 provision primarily represents foreign withholding tax on license revenue, the 1997 and 1998 provisions were based on an estimated federal and state combined rate of 40% on income before income taxes.

  At September 30, 1998 the Company had deferred tax assets of approximately $28 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

CONTINGENT WARRANTS

  In January 1997 the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel, which will result in a charge to the statement of operations at the time of achievement of the milestones based on the fair value of the warrant.

  In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 400,000 shares of Rambus common stock to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, will have an exercise price of $10.00 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a charge to the statement of operations at the time of achievement of the Intel milestones based on the fair value of the warrants.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998 the Company had cash and cash equivalents and marketable securities of $88.1 million, including a long-term component of $8.4 million. As of the same date, the Company had total working capital of $59.6 million, including a short-term component of deferred revenue of $28.6 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $88.2 million at September 30, 1998.

  The Company's operating activities provided net cash of $16.3 million and $31.9 million in fiscal 1998 and 1997, respectively, and used net cash of $3.5 million in fiscal 1996. Cash used by operations in fiscal 1996 was due to the net loss, adjusted for non-cash items, and a decrease in deferred revenue offset by a decrease in accounts receivable. Cash generated by operations in fiscal 1998 and 1997 was primarily the result of increases in deferred revenue and net income adjusted for non-cash items, offset by net payments, provisions and adjustments relating to income taxes. The increase in deferred revenue for both years was due to new billings on license contracts in excess of revenues recognized thereon.

  Net cash used in investing activities was $14.4 million and $47.2 million in fiscal 1998 and fiscal 1997, respectively; net cash provided by investing activities was $3.9 million in fiscal 1996. Investing activities have consisted primarily of net purchases of marketable securities and purchases of property and equipment.

  Net cash provided by financing activities were $3.4 million and $35.2 million in fiscal 1998 and fiscal 1997, respectively; net cash used in financing activities was $546,000 in fiscal 1996. Net cash used in financing activities in fiscal 1996 consisted of principal payments on capital leases offset by proceeds from the sale of common stock. Net cash provided by financing activities in fiscal 1997 was primarily due to completion of the Company's initial public offering of its common stock. Net cash provided by financing activities in fiscal 1998 was primarily due to proceeds from the sale of common stock under the Company's Employee Stock Purchase and Option plans.

  The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

IMPACT OF YEAR 2000

  To the extent permitted by law, the disclosure included in this paragraph is intended to constitute Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. As part of the transfer of technology to its licensees, the Company provides information in the form of implementation packages which include specifications, circuit layout databases, test parameter software and, in the case of

RDRAMs, core interface specifications. Such information is not date sensitive and therefore not subject to Year 2000 problems. Since the Company does not sell any other kind of product, internal Year 2000 issues are confined to its engineering design and administrative systems. The Company has a plan in place to evaluate such systems, which are generally provided by third parties, and the Company is currently working with these vendors to ascertain and resolve potential problems associated with the processing of date sensitive information. Based on preliminary information received from certain of the vendors, the Company believes that its internal computer systems will be Year 2000 compliant and that the risk of major disruption from these systems due to Year 2000 issues is minimal. However, the Company has not verified the accuracy of such preliminary information. Additionally, the Company could be negatively affected to the extent that Year 2000 problems at its licensees could affect the shipment of Rambus ICs and the payment of royalties to the Company. Such affects on its licensees could cause the Company to miss quarterly analysts estimates of its revenue and profits. The Company has no way of analyzing the probability of year 2000 problems at its licensees, and therefore, there can be no assurance that the Company's licensees will be Year 2000 compliant or, in any event, that the Company will not be negatively affected from Year 2000 issues. Through September 30, 1998, the Company has not incurred any significant costs to ensure its internal computer systems are Year 2000 compliant, other than software purchases and upgrades which were purchased in the Company's normal course of business. The Company does not expect the cost of implementation for its internal computer systems to have a material impact on the Company's financial position or results of operations.

NEW PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and will become effective for the Company's 1999 fiscal year, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company will ensure the safety and preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

  The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

  The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 1998.

                                                                  AVERAGE RATE
                                                                  OF RETURN AT
                                                                  SEPTEMBER 30,
                                                   CARRYING VALUE     1998
                                                   (IN THOUSANDS) (ANNUALIZED)
   MARKETABLE SECURITIES:                          -------------- -------------
   Cash equivalents...............................    $23,104         5.0%
   Corporate notes and bonds......................     39,402         5.7%
   United States government debt and securities...     16,989         5.7%
   Foreign debt securities........................      4,879         6.0%
   Certificates of deposit and commercial paper...      1,000         5.8%
                                                      -------
     Total marketable securities..................    $85,374
                                                      =======

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Executive Officer Compensation Executive Officers of the Company" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One Election of Directors Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions with Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS

   The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Accountants, are included herewith:

                                                                          PAGE
                                                                          ----
    Report of PricewaterhouseCoopers LLP, Independent Accountants........  25
    Consolidated Balance Sheets as of September 30, 1998 and 1997........  26
    Consolidated Statements of Operations for the years ended September
    30, 1998, 1997, and 1996.............................................  27
    Consolidated Statements of Stockholders' Equity (Deficit) for the
    years ended September 30, 1998, 1997, and 1996.......................  28
    Consolidated Statements of Cash Flows for the years ended September
    30, 1998, 1997, and 1996.............................................  29
    Notes to Consolidated Financial Statements...........................  30
    Consolidated Supplementary Financial Data............................  42

(a)(2)FINANCIAL STATEMENT SCHEDULES

    Schedule II Valuation and Qualifying Accounts........................  44

   This financial statement schedule of the Company for each of the years ended September 30, 1998, 1997 and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)EXHIBITS

       EXHIBIT
       NUMBER                        DESCRIPTION OF DOCUMENT
       -------                       -----------------------
     3.1(3)       Amended and Restated Certificate of Incorporation of
                  Registrant filed May 29, 1997.
     3.2(1)       Amended and Restated Bylaws of Registrant dated February 28,
                  1997.
     4.1(1)       Form of Registrant's Common Stock Certificate.
     4.2(1)       Amended and Restated Information and Registration Rights
                  Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.
     4.3(1)       Form of Preferred Shares Rights Agreement dated April 1,
                  1997.
     4.4(1)       Common Stock Purchase Warrant dated January 7, 1997.
    10.1(1)       Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
    10.2(1) (2)   Semiconductor Technology License Agreement, dated as of July
                  4, 1991, between Registrant and NEC Corporation.
    10.2.1(1) (2) Amendment No. 1 to Semiconductor Technology License
                  Agreement, dated as of April 28, 1995, between Registrant and
                  NEC Corporation.
    10.2.2(1) (2) Supplement No. 1 to Semiconductor Technology License
                  Agreement, dated as of February 25, 1993, between Registrant and NEC Corporation.
    10.2.3(1) (2) Supplement No. 2 to Semiconductor Technology License
                  Agreement, dated as of July 28, 1994, between Registrant and
                  NEC Corporation.
    10.2.4(1) (2) Supplement No. 4 to Semiconductor Technology License
                  Agreement, dated as of August 31, 1995, between Registrant and NEC Corporation.

       EXHIBIT
        NUMBER                        DESCRIPTION OF DOCUMENT
       -------                        -----------------------
    10.2.5(1) (2)  Supplement No. 5 to Semiconductor Technology License
                   Agreement, dated as of November 14, 1994, between Registrant and NEC Corporation.
    10.2.6(1) (2)  Supplement No. 6 to Semiconductor Technology License
                   Agreement, dated as of December 27, 1994, between Registrant and NEC Corporation.
    10.2.7(1) (2)  Supplement No. 8 to Semiconductor Technology License
                   Agreement, dated as of September 27, 1996, between
                   Registrant and NEC Corporation.
    10.2.8(1) (2)  Supplement No. 9 to Semiconductor Technology License
                   Agreement, dated as of September 10, 1996, between
                   Registrant and NEC Corporation.
    10.2.9(1) (2)  Supplement No. 10 to Semiconductor Technology License
                   Agreement, dated as of February 27, 1997, between Registrant and NEC Corporation.
    10.2.10(1) (2) Supplement No. 11 to Semiconductor Technology License
                   Agreement, dated as of March 4, 1997, between Registrant and
                   NEC Corporation.
    10.2.11(3)     TRAC Addendum to Supplement No. 11 to Semiconductor
                   Technology License Agreement, dated as of April 23, 1997,
                   between Registrant and NEC Corporation.
    10.2.12(3)     Supplement No. 12 to Semiconductor Technology License
                   Agreement, dated as of September 26, 1997, between
                   Registrant and NEC Corporation.
    10.4(1) (2)    Semiconductor Technology License Agreement, dated as of
                   November 15, 1996, between Registrant and Intel Corporation.
    10.4.1         Amendment No. 1 to Semiconductor Technology License
                   Agreement, dated as of July 10, 1998, between Registrant and
                   Intel Corporation.
    10.5(1)        1990 Stock Plan, as amended, and related forms of
                   agreements.
    10.6(1)        1997 Stock Plan and related forms of agreements.
    10.7(1)        1997 Employee Stock Purchase Plan and related forms of
                   agreements.
    10.8(1)        Standard Office Lease, dated as of March 10, 1991, between
                   Registrant and South
                   Bay/Latham.
    10.9(1)        Form of Promissory Note between the Registrant and certain executive officers.
    21.1(1)        Subsidiaries of the Registrant.
    23.1           Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants.
    27.1           Financial Data Schedule.

   --------
   (1) Incorporated by reference to Registration Statement No. 333-22885.
   (2) Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
   (3) Incorporated by reference to the Form 10-K filed on December 15, 1997

(b)REPORTS ON FORM 8-K

   No Current Report on Form 8-K was filed in the fourth quarter ended September 30, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

October 14, 1998

To the Board of Directors and Stockholders of Rambus Inc. and Subsidiary

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the consolidated financial position of Rambus Inc. and its subsidiary at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

                           RAMBUS INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
                               ASSETS
Current assets:
  Cash and cash equivalents............................... $  25,798  $ 20,641
  Marketable securities...................................    53,913    51,184
  Accounts receivable, less allowance for doubtful
   accounts of $10 in 1998 and 1997.......................     1,913       925
  Prepaid and deferred taxes..............................     7,829     5,974
  Prepaids and other current assets.......................     2,340     2,033
                                                           ---------  --------
    Total current assets..................................    91,793    80,757
Property and equipment, net...............................     3,989     4,338
Marketable securities, less current portion...............     8,357       --
Deferred taxes, less current portion......................     4,720     1,001
Other assets..............................................     2,128     1,782
                                                           ---------  --------
    Total assets.......................................... $ 110,987  $ 87,878
                                                           =========  ========
                            LIABILITIES
Current liabilities:
  Accounts payable........................................ $     459  $    378
  Income taxes payable....................................        12     3,292
  Accrued salaries and benefits...........................     1,940     1,454
  Other accrued liabilities...............................     1,017     1,042
  Current portion of:
   Capital lease obligations..............................       130       382
   Deferred revenue.......................................    28,617    24,473
                                                           ---------  --------
    Total current liabilities.............................    32,175    31,021
Capital lease obligations, less current portion...........       --        130
Deferred revenue, less current portion....................    37,020    30,066
                                                           ---------  --------
    Total liabilities.....................................    69,195    61,217
                                                           ---------  --------
Commitments (Note 7)
                        STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: no shares at September 30, 1998
   and September 30, 1997.................................       --        --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding: 22,925,885 shares at September
   30, 1998 and 22,310,499 shares at September 30, 1997...        23        22
Additional paid-in capital................................    67,617    59,865
Stockholders' notes receivable............................       --       (680)
Accumulated deficit.......................................   (25,723)  (32,511)
Cumulative translation adjustment.........................      (125)      (35)
                                                           ---------  --------
    Total stockholders' equity............................    41,792    26,661
                                                           ---------  --------
      Total liabilities and stockholders' equity.......... $ 110,987  $ 87,878
                                                           =========  ========

                See Notes to Consolidated Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEAR ENDED SEPTEMBER 30,
                                                    --------------------------
                                                     1998     1997      1996
                                                    -------  -------  --------
Revenues:
  Contract revenues................................ $28,727  $20,186  $ 11,205
  Royalties........................................   9,137    5,829        65
                                                    -------  -------  --------
    Total revenues.................................  37,864   26,015    11,270
                                                    -------  -------  --------
Costs and expenses:
  Cost of contract revenues........................   8,988    5,491     4,821
  Research and development.........................   9,649    9,815     5,218
  Marketing, general and administrative............  11,260    8,755     5,799
                                                    -------  -------  --------
    Total costs and expenses.......................  29,897   24,061    15,838
                                                    -------  -------  --------
    Operating income (loss)........................   7,967    1,954    (4,568)
Interest and other income, net.....................   3,413    1,536       737
Interest expense...................................     (52)    (194)     (298)
                                                    -------  -------  --------
    Income (loss) before income taxes..............  11,328    3,296    (4,129)
Provision for income taxes.........................   4,540    1,315       286
                                                    -------  -------  --------
    Net income (loss).............................. $ 6,788  $ 1,981  $ (4,415)
                                                    =======  =======  ========
Net income (loss) per share........................ $  0.30  $  0.10  $  (0.78)
                                                    =======  =======  ========
Net income (loss) per share assuming dilution...... $  0.28  $  0.09  $  (0.78)
                                                    =======  =======  ========
Number of shares used in per share calculations:          .
  Basic............................................  22,704   19,548     5,687
                                                    =======  =======  ========
  Assuming dilution................................  24,376   21,510     5,687
                                                    =======  =======  ========


                See Notes to Consolidated Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                          CONVERTIBLE
                           PREFERRED
                             STOCK        COMMON STOCK   ADDITIONAL STOCKHOLDERS'             CUMULATIVE
                         ---------------  --------------  PAID-IN       NOTES     ACCUMULATED TRANSLATION
                         SHARES   AMOUNT  SHARES  AMOUNT  CAPITAL    RECEIVABLE     DEFICIT   ADJUSTMENT   TOTAL
                         -------  ------  ------  ------ ---------- ------------- ----------- ----------- --------
Balances, September 30,
1995....................  11,297  $  11    5,561   $ 6    $22,095      $  --       $(30,077)     $  29    $ (7,936)
 Issuance of common
  stock upon exercise of
  options...............     --     --       212   --         239         --            --         --          239
 Repurchase of common
  stock for cash........     --     --       (14)  --          (4)        --            --         --           (4)
 Foreign currency
  translation
  adjustments...........     --     --       --    --         --          --            --         (28)        (28)
 Net loss...............     --     --       --    --         --          --         (4,415)       --       (4,415)
                         -------  -----   ------   ---    -------      ------      --------      -----    --------
Balances, September 30,
1996....................  11,297     11    5,759     6     22,330         --        (34,492)         1     (12,144)
 Issuance of common
  stock upon initial
  public offering, net
  of issuance costs of
  $3,832................     --     --     3,163     3     34,114         --            --         --       34,117
 Issuance of common
  stock upon exercise of
  options...............     --     --     2,092     2      2,564      (1,047)          --         --        1,519
 Conversion of preferred
  stock to common stock  (11,297)   (11)  11,297    11        --          --            --         --          --
 Repayments of
  stockholders' notes
  receivable                 --     --       --    --         --          367           --         --          367
 Tax benefit of stock
  option exercises           --     --       --    --         857         --            --         --          857
 Foreign currency
  translation
  adjustments                --     --       --    --         --          --            --         (36)        (36)
 Net income.............     --     --       --    --         --          --          1,981        --        1,981
                         -------  -----   ------   ---    -------      ------      --------      -----    --------
Balances, September 30,
1997....................     --     --    22,311    22     59,865        (680)      (32,511)       (35)     26,661
 Issuance of common
  stock upon exercise of
  options, net..........     --     --       432     1      1,217         --            --         --        1,218
 Issuance of common
  stock under Employee
  Stock Purchase Plan...     --     --       183   --       1,880         --            --         --        1,880
 Repayments of
  stockholders' notes
  receivable............     --     --       --    --         --          680           --         --          680
 Issuance of warrant....     --     --       --    --         568         --            --         --          568
 Tax benefit of stock
  option exercises......     --     --       --    --       4,087         --            --         --        4,087
 Foreign currency
  translation
  adjustments...........     --     --       --    --         --          --            --         (90)        (90)
 Net income.............     --     --       --    --         --          --          6,788        --        6,788
                         -------  -----   ------   ---    -------      ------      --------      -----    --------
Balances, September 30,
1998....................     --   $ --    22,926   $23    $67,617      $  --       $(25,723)     $(125)   $ 41,792
                         =======  =====   ======   ===    =======      ======      ========      =====    ========

                See Notes to Consolidated Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED SEPTEMBER 30,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  --------  -------
Cash flows from operating activities:
 Net income (loss)................................. $  6,788  $  1,981  $(4,415)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization....................    2,835     2,070    1,194
  Deferred taxes...................................   (3,253)   (5,974)     --
  Non-cash compensation expense for issuance of
   warrant.........................................      568       --       --
  Other............................................      666        45       82
  Change in operating assets and liabilities:
   Accounts receivable.............................     (988)     (207)     488
   Prepaid taxes...................................    1,768       --       --
   Prepaids and other current assets...............     (308)   (1,160)     (33)
   Other assets....................................      (81)   (1,414)     130
   Accounts payable................................       81       150      118
   Income taxes payable............................   (3,280)    4,065        2
   Accrued salaries and benefits...................      473     1,116      107
   Other accrued liabilities.......................      (57)      394     (173)
   Deferred revenue................................   11,098    30,861   (1,036)
                                                    --------  --------  -------
     Net cash provided by (used in) operating
      activities...................................   16,310    31,927   (3,536)
                                                    --------  --------  -------
Cash flows from investing activities:
 Purchase of property and equipment................   (2,229)   (3,854)  (1,952)
 Proceeds from sale of property and equipment......        6         4      467
 Purchases of marketable securities................ (313,525) (279,222) (20,050)
 Maturities of marketable securities...............  302,439   235,850   25,410
 Purchase of investments...........................   (1,150)      --       --
                                                    --------  --------  -------
     Net cash provided by (used in) investing
      activities...................................  (14,459)  (47,222)   3,875
                                                    --------  --------  -------
Cash flows from financing activities:
 Net proceeds from issuance of common stock........    3,098    35,636      239
 Repayments of stockholders' notes receivable......      680       367      --
 Repurchase of common stock........................      --        --        (4)
 Proceeds from bank loans..........................      --        794      --
 Principal payments on bank loans..................      --       (794)     --
 Principal payments on capital lease obligations...     (382)     (773)    (781)
                                                    --------  --------  -------
     Net cash provided by (used in) financing
      activities...................................    3,396    35,230     (546)
                                                    --------  --------  -------
Foreign currency translation adjustment............      (90)      (36)     (28)
                                                    --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................    5,157    19,899     (235)
Cash and cash equivalents at beginning of period...   20,641       742      977
                                                    --------  --------  -------
Cash and cash equivalents at end of period......... $ 25,798  $ 20,641  $   742
                                                    ========  ========  =======
Supplemental disclosure of cash flow information:
 Interest paid..................................... $     52  $    194  $   298
 Taxes paid........................................    8,874     4,224      286
 License of technology for common stock............      --      1,200      --
 Issuance of stockholders' notes receivable........      --      1,047      --
 Tax benefit of stock option exercises.............    4,087       857      --

                See Notes to Consolidated Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Financial Statement Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rambus K.K., located in Tokyo, Japan. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Identifiable assets and revenues of the subsidiary are not significant. Investments with less than 20% ownership by the Company are recorded using the cost method.

 Use of Estimates

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

 Revenue Recognition

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

  Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. This period

                          RAMBUS INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

represents the estimated life of the technology which was initially eight years and is currently five years. At the time the Company begins to recognize revenue under the contract, the remaining obligations, as defined by the SOP, are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Historically the product life has been less than the contract life. However, the Company defers 5% of the contract value to meet any insignificant obligations arising under those contracts subsequent to product life. At September 30, 1998 and 1997, the amounts included in deferred revenue to meet these obligations were $3.6 million and $2.4 million, respectively.

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

 Research and Development

  Costs incurred in research and development are expensed as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs since such costs have not been significant.

 Income Taxes

  The Company accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current laws and rates in effect. Research and development credits are accounted for using the flow-through method.

 Computation of Net Income (Loss) Per Share

  In October 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common share and common stock equivalents, if dilutive, outstanding during the period. Net income (loss) per share has been computed in accordance with SFAS 128 and all prior period net income (loss) per share data presented has been restated to conform with SFAS 128.

 Stock-Based Compensation

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

                          RAMBUS INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Cash and Cash Equivalents

  Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. Cash equivalents present risk of changes in value because of interest rate changes. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.

 Marketable Securities

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

 Fair Value of Financial Instruments

  The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.

 Property and Equipment

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

 Foreign Currency Translation

  The functional currency for the Company's foreign operation in Japan is the Japanese yen. The translation from the Japanese yen to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations.

 New Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and will become effective for the Company's 1999 fiscal year, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial

                          RAMBUS INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. BUSINESS RISKS AND CREDIT CONCENTRATION

  The Company operates in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect operating results.

  The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 1998, three customers accounted for 26%, 16% and 10% of accounts receivable. At September 30, 1997, three customers accounted for 53%, 28% and 11% of accounts receivable.

  As of September 30, 1998 and 1997, the Company's cash and cash equivalents are deposited with principally one financial institution in the form of commercial paper, money market accounts, and demand deposits.

  Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, available-for-sale securities and trade accounts receivable. The Company invests its excess cash primarily in U.S. government agency and treasury notes; corporate paper, notes, bonds and preferred stock; and municipal notes and bonds that mature within eighteen months.

4. MARKETABLE SECURITIES

  All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Corporate notes and bonds................................... $39,402 $31,412
   United States government debt securities....................  16,989  14,801
   Foreign debt securities.....................................   4,879     --
   Certificates of deposit and commercial paper................   1,000   4,971
                                                                ------- -------
                                                                $62,270 $51,184
                                                                ======= =======

                          RAMBUS INC. AND SUBSIDIARY

4. MARKETABLE SECURITIES (CONTINUED)

  All marketable securities classified as current have scheduled maturities of less than one year. At September 30, 1998 and 1997, the cost of marketable securities represents the fair value of the securities, and there are no unrealized holding gains or losses.

5. PROPERTY AND EQUIPMENT

  Property and equipment, net is comprised of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
   Computer equipment........................................... $6,762  $5,617
   Computer software............................................  4,895   4,211
   Furniture and fixtures.......................................  1,170   1,062
   Leasehold improvements.......................................    429     371
                                                                 ------  ------
                                                                 13,256  11,261
   Less accumulated depreciation and amortization............... (9,267) (6,923)
                                                                 ------  ------
                                                                 $3,989  $4,338
                                                                 ======  ======

  Depreciation and amortization expense was approximately $ 2,550,000, $1,857,000 and $1,148,000 in the years ended September 30, 1998, 1997 and
1996.

  Property and equipment under capital leases included above is comprised of (in thousands):

                                                                SEPTEMBER 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------  -------
   Computer equipment.........................................  $  296  $   873
   Furniture and fixtures.....................................     248      344
                                                                ------  -------
                                                                   544    1,217
   Less accumulated amortization..............................    (495)    (895)
                                                                ------  -------
                                                                  $ 49  $   322
                                                                ======  =======

6. CAPITAL LEASE OBLIGATIONS

  The Company has leased equipment under capital lease obligations maturing through fiscal year 1999. The lease agreements require the Company to maintain liability and property insurance.

  At September 30, 1998, future minimum annual payments due under the capital lease obligations are as follows (in thousands):

   FISCAL YEAR:
   ------------
   1999................................................................... $137
   Less amount representing interest......................................   (7)
                                                                           ----
   Total minimum payments due in one year................................. $130
                                                                           ====

                          RAMBUS INC. AND SUBSIDIARY

7. LEASE COMMITMENTS AND COMMITMENTS TO THE COMPANY'S FOUNDERS

  The Company leases its office facilities under operating lease agreements that expire through February 2005. Upon expiration of the leases, the Company has an option to renew for one five-year term at the then fair market rate. The Company is responsible for taxes, insurance and utilities related to the leased facilities. As of September 30, 1998, aggregate future minimum payments under the leases are (in thousands):

   FISCAL YEAR:
   ------------
   1999................................................................. $1,014
   2000.................................................................  1,034
   2001.................................................................    804
   2002.................................................................    736
   2003.................................................................    758
   Thereafter...........................................................  1,095
                                                                         ------
   Total minimum lease payments......................................... $5,441
                                                                         ======

  Rent expense was approximately $1,309,000, $987,000 and $736,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

 Rambus Partners

  In September 1992, the Company entered into agreements to pay certain cash amounts to its founders for certain patent rights and technology. The total amounts paid to the founders under these agreements were approximately $244,000 in each of the fiscal years 1997 and 1996 and no amounts in fiscal 1998. The associated deferred amounts to the founders totaling $10,000 and $233,000 at September 30, 1998 and 1997, respectively, are classified in other current assets except for $10,000 of the September 30, 1997 balance which is classified in other assets.

8. STOCKHOLDERS' EQUITY

 Preferred and Common Stock

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

  As of September 30, 1998 and 1997, the total shares held by employees that were subject to repurchase was 390,509 and 708,243, respectively.

 Stock Option Plans

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

                          RAMBUS INC. AND SUBSIDIARY

8. STOCKHOLDERS' EQUITY (CONTINUED)

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

  A summary of activity under all stock option plans is as follows:

                                                       OPTIONS OUTSTANDING
                                                   ----------------------------
                                        OPTIONS      NUMBER        WEIGHTED
                                       AVAILABLE       OF      AVERAGE EXERCISE
                                       FOR GRANT     SHARES    PRICE PER SHARE
                                       ----------  ----------  ----------------
Outstanding at September 30, 1995.....    342,214   3,026,355       $ 0.68
Shares reserved.......................  1,000,000         --           --
Options granted.......................   (347,500)    347,500       $ 3.84
Options exercised.....................        --     (197,667)      $ 1.08
Options canceled......................     70,738     (70,738)      $ 1.12
                                       ----------  ----------
Outstanding at September 30, 1996.....  1,065,452   3,105,450       $ 1.00
Shares reserved.......................  1,000,000         --           --
Options granted....................... (1,411,350)  1,411,350       $14.37
Options exercised.....................        --   (2,092,428)      $ 1.22
Options canceled......................     20,000     (20,000)      $ 8.00
                                       ----------  ----------
Outstanding at September 30, 1997.....    674,102   2,404,372       $ 8.55
Shares reserved.......................    440,000         --           --
Shares repurchased....................      2,837         --           --
Options terminated under 1990 Plan....   (182,425)        --           --
Options granted....................... (1,125,900)  1,125,900       $47.98
Options exercised.....................        --     (435,202)      $ 2.81
Options canceled......................    333,586    (333,586)      $45.72
                                       ----------  ----------
Outstanding at September 30, 1998.....    142,200   2,761,484       $21.10
                                       ==========  ==========

  The following table summarizes information about outstanding and exercisable options as of September 30, 1998:

                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                     --------------------------------------------- ----------------------------
                                 WEIGHTED AVERAGE
   RANGE OF            NUMBER       REMAINING     WEIGHTED AVERAGE   NUMBER    WEIGHTED AVERAGE
   EXERCISE PRICES   OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
   ---------------   ----------- ---------------- ---------------- ----------- ----------------
   $ 0.25 -- $ 1.00     579,868        6.21            $ 0.83         579,868       $ 0.83
   $ 3.00 -- $ 5.00     578,265        7.70              4.31         578,265         4.31
   $ 7.00 -- $12.00     557,051        8.53              9.61         320,051         7.85
   $36.38 -- $49.00     657,100        9.68             45.21           5,312        43.79
   $49.88 -- $66.13     389,200        9.36             52.14           3,535        55.55
                      ---------                                     ---------
                      2,761,484        8.26            $21.12       1,487,031       $ 3.98
                      =========                                     =========

                          RAMBUS INC. AND SUBSIDIARY

8. STOCKHOLDERS' EQUITY (CONTINUED)


  As of September 30, 1998, a total of 2,908,684 shares of common stock were reserved for issuance under all stock option plans. As of September 30, 1998, options for the purchase of 476,266 shares were exercisable without being subject to repurchase by the Company. As of September 30, 1997 and September 30, 1996, 1,964,372 and 1,385,519 common stock options were exercisable, respectively.

 Employee Stock Purchase Plan

  In May 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 400,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. The first offering period commenced in May 1997 and will end on the last trading day in the period ending April 30, 1999. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. For the year ended September 30, 1998, the Company issued 183,021 shares under the Purchase Plan at an average price of $10.27 per share.

 Stock-Based Compensation

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. If the Company had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Purchase Plan (collectively called "options"), at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                                             YEAR ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                         1998   1997   1996
                                                        ------ ------ -------
Net income (loss) as reported.......................... $6,788 $1,981 $(4,415)
Net income (loss) pro forma............................ $5,299 $1,386 $(4,509)
Net income (loss) per share as reported................ $ 0.30 $ 0.10 $ (0.78)
Net income (loss) per share pro forma.................. $ 0.23 $ 0.07 $ (0.79)
Net income (loss) per share assuming dilution as
 reported.............................................. $ 0.28 $ 0.09 $ (0.78)
Net income (loss) per share assuming dilution pro
 forma................................................. $ 0.22 $ 0.06 $ (0.79)

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

  The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

                                                                      STOCK
                                         STOCK OPTION PLANS       PURCHASE PLAN
                                    ----------------------------- -------------
                                      1998      1997      1996        1998
                                    --------- --------- --------- -------------
Expected stock price volatility....    82%       71%       71%         82%
Risk-free interest rate............   5.1%      6.2%      5.9%        5.2%
Expected life of options........... 4.4 years 4.5 years 4.5 years   0.5 years

                          RAMBUS INC. AND SUBSIDIARY

8. STOCKHOLDERS' EQUITY (CONTINUED)


  The weighted-average fair value of stock options granted during the years ended September 30, 1998, 1997 and 1996 is $31.28, $8.79 and $2.12,
respectively. The weighted-average fair value of purchase rights granted under the Purchase Plan during the year ended September 30, 1998 and 1997 is $4.65 and $4.53, respectively. Fair value is calculated using the Black-Scholes option valuation model.

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

  The effects of applying SFAS 123 on the pro forma disclosures for the years ending September 30, 1998, 1997 and 1996 are not likely to be representative of the effects on pro forma disclosures in future years. Because SFAS No. 123 is applicable only to options granted by the Company subsequent to October 1, 1995 the pro forma effect will not be fully reflected until 2001.

 Warrants

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

  In June 1998, the Company issued a warrant to purchase 25,000 shares of common stock of the Company at a price of $36.64 per share to LG Semicon. This warrant, issued as part of a DRAM incentive program among the Company's licensees, was immediately exercisable and expires seven years from date of issue. The fair value of this warrant, calculated using the Black-Scholes option pricing model, has been charged to expenses in the Company's consolidated statements of operations for the year ended September 30, 1998.

9. EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) Profit Sharing Plan (the "Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 20% of the employee's annual compensation to the Plan. The Company, at the discretion of its Board of Directors, may match employee contributions to the Plan but has not done so for the years ended September 30, 1998, 1997 and 1996.

                          RAMBUS INC. AND SUBSIDIARY

10. INCOME TAXES

  The provision for income taxes comprises (in thousands):

                                                                YEAR ENDED
                                                              SEPTEMBER 30,
                                                            --------------------
                                                             1998    1997   1996
                                                            ------  ------  ----
   Foreign withholding tax:
     Current............................................... $1,225  $1,498  $270
   Federal:
     Current...............................................  3,941   4,335   --
     Deferred.............................................. (2,830) (5,999)  --
   State:
     Current...............................................  2,627   2,458    16
     Deferred..............................................   (423)   (977)  --
                                                            ------  ------  ----
                                                            $4,540  $1,315  $286
                                                            ======  ======  ====

  The Company's effective tax rate on pretax income differs from the U.S. federal statutory regular tax rate as follows:

                                                               YEAR ENDED
                                                             SEPTEMBER 30,
                                                            ------------------
                                                            1998  1997   1996
                                                            ----  -----  -----
   Expense (benefit) at U.S. federal statutory rate........ 35.0%  34.0% (34.0)%
   Tax losses not currently benefited......................  --     --    34.0
   Expense at state statutory rate.........................  5.7    5.7    --
   Nondeductible amortization..............................  1.0    2.7    --
   R&D credit.............................................. (6.2) (15.1)   --
   Change in valuation allowance........................... 12.6   12.7    --
   Foreign withholding tax.................................  --     --     6.5
   FSC benefit............................................. (8.4)   --     --
   Other...................................................  0.3    --     0.4
                                                            ----  -----  -----
                                                            40.0%  40.0%   6.9%
                                                            ====  =====  =====

  The components of the net deferred tax assets are as follows (in thousands):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Deferred tax assets:
     Deferred revenue......................................... $26,416  $21,725
     Depreciation and amortization expense....................   1,081      391
     Other liabilities and reserves...........................     654    1,444
                                                               -------  -------
       Total deferred tax asset...............................  28,151   23,560
   Deferred tax liability:
     Deferred royalty cost....................................      (4)     (95)
   Valuation allowance........................................ (17,918) (16,489)
                                                               -------  -------
     Deferred tax assets, net................................. $10,229  $ 6,976
                                                               =======  =======

                          RAMBUS INC. AND SUBSIDIARY

10. INCOME TAXES (CONTINUED)

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

11. NET INCOME (LOSS) PER SHARE

  Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                          1998   1997   1996
                                                         ------ ------ -------
Net income (loss)....................................... $6,788 $1,981 $(4,415)
                                                         ====== ====== =======
Weighted average common shares outstanding.............. 22,704 19,548   5,687
Additional dilutive common stock equivalents............  1,672  1,672     --
                                                         ------ ------ -------
Diluted shares outstanding.............................. 24,376 21,510   5,687
                                                         ====== ====== =======
Net income (loss) per share--basic...................... $ 0.30 $ 0.10 $ (0.78)
                                                         ====== ====== =======
Net income (loss) per share--diluted.................... $ 0.28 $ 0.09 $ (0.78)
                                                         ====== ====== =======

12. RELATED PARTY TRANSACTIONS

  Chromatic Research Inc. In February 1994, the Company licensed its interface technology to Chromatic Research, Inc. ("Chromatic"), an entity in which the Company holds a minority interest and has members of the board of directors in common. Under the terms of the license, Rambus received 626,053 shares of Chromatic Series B Preferred Stock (representing 5% of the then outstanding shares of Chromatic) and continuing royalties. The initial valuation of the Chromatic stock, approximately $626,000, has been fully written down by the Company. Revenue recognized as license fees under this agreement was $119,000 in each of the years ended September 30, 1998, 1997 and 1996. As of September 30, 1998 and 1997, the remaining balance of license fees of approximately $81,000 and $200,000, respectively, is included in deferred revenue.

  In December 1997, the Company made a cash investment in Chromatic of $1,000,000 and received 142,857 shares of Series I Preferred Stock.

13. BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS

  The Company operates in a single industry segment.

  One customer accounted for 22% of revenues in the year ended September 30, 1998. Two customers accounted for 29% and 10% of revenues in the year ended September 30, 1997. Six customers accounted for 14%, 15%, 11%, 11%, 13% and 12% of revenues in the year ended September 30, 1996.

                           RAMBUS INC. AND SUBSIDIARY

13. BUSINESS SEGMENTS, EXPORTS AND MAJOR CUSTOMERS (CONTINUED)

  The Company sells its technology to customers in the Far East, North America, and Europe. The net income and loss for all periods presented are derived primarily from the Company's North American operations, which generates revenues from the following geographic regions (in thousands):

                                                               YEAR ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
Far East................................................ $25,837 $20,638 $ 9,692
North America...........................................  10,218   5,076   1,578
Europe..................................................   1,809     301     --
                                                         ------- ------- -------
                                                         $37,864 $26,015 $11,270
                                                         ======= ======= =======

                           RAMBUS INC. AND SUBSIDIARY

                   CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                          FISCAL YEARS BY QUARTER
                          -------------------------------------------------------
                                     1998                        1997
                          --------------------------- ---------------------------
                           4TH    3RD    2ND    1ST    4TH    3RD    2ND    1ST
                          ------ ------ ------ ------ ------ ------ ------ ------
Revenues:
  Contract revenues.....  $7,394 $7,535 $7,122 $6,676 $6,344 $5,375 $4,401 $4,066
  Royalties.............   2,269  1,625  2,529  2,714  1,472  1,399  1,533  1,425
                          ------ ------ ------ ------ ------ ------ ------ ------
    Total revenues......   9,663  9,160  9,651  9,390  7,816  6,774  5,934  5,491
                          ------ ------ ------ ------ ------ ------ ------ ------
Costs and expenses:
  Cost of contract
   revenues.............   2,549  2,490  2,308  1,641  1,601  1,494  1,359  1,037
  Research and
   development..........   2,497  2,183  2,163  2,806  2,935  2,512  2,105  2,263
  Marketing, general and
   administrative.......   2,802  2,687  2,948  2,823  2,347  2,263  2,057  2,088
                          ------ ------ ------ ------ ------ ------ ------ ------
    Total costs and
     expenses...........   7,848  7,360  7,419  7,270  6,883  6,269  5,521  5,388
Operating income........   1,815  1,800  2,232  2,120    933    505    413    103
Interest and other
 income, net............   1,117  1,018    755    471    843    374     80     45
                          ------ ------ ------ ------ ------ ------ ------ ------
Income before income
 taxes..................   2,932  2,818  2,987  2,591  1,776    879    493    148
Provision for income
 taxes..................   1,186  1,123  1,195  1,036    710    352    197     56
                          ------ ------ ------ ------ ------ ------ ------ ------
Net income..............  $1,746 $1,695 $1,792 $1,555 $1,066 $  527 $  296 $   92
                          ====== ====== ====== ====== ====== ====== ====== ======
Net income per share--
 diluted................  $ 0.07 $ 0.07 $ 0.07 $ 0.06 $ 0.04 $ 0.02 $ 0.01 $ 0.01
                          ====== ====== ====== ====== ====== ====== ====== ======
Shares used in per share
 calculations...........  24,536 24,360 24,316 24,310 24,274 22,403 20,196 19,971
Stock prices:
  High..................  $66.25 $61.50 $54.81 $61.25 $86.75 $53.00    N/A    N/A
  Low...................  $47.75 $35.75 $38.69 $40.06 $44.25 $22.50    N/A    N/A

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Rambus Inc. and Subsidiary

  Our audits of the consolidated financial statements referred to in our report dated October 14, 1998 which appears in this Annual Report on Form 10-K of Rambus Inc. and Subsidiary also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
October 14, 1998

                           RAMBUS INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

VALUATION ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                      ADDITIONS
                          BALANCE AT  CHARGED TO CHARGED TO
                         BEGINNING OF COSTS AND    OTHER                BALANCE AT
FOR THE YEAR ENDED:         PERIOD     EXPENSES   ACCOUNTS  DEDUCTIONS END OF PERIOD
-------------------      ------------ ---------- ---------- ---------- -------------
September 30, 1996......     $ 8           --       --         --           $ 8
September 30, 1997......     $ 8           $ 2      --         --           $10
September 30, 1998......     $10           --       --         --           $10

VALUATION ALLOWANCE FOR DEFERRED TAX ASSET
                                      ADDITIONS
                          BALANCE AT  CHARGED TO CHARGED TO
                         BEGINNING OF COSTS AND    OTHER                BALANCE AT
FOR THE YEAR ENDED:         PERIOD     EXPENSES   ACCOUNTS  DEDUCTIONS END OF PERIOD
-------------------      ------------ ---------- ---------- ---------- -------------
September 30, 1996......   $14,426      $1,645      --         --         $16,071
September 30, 1997......   $16,071      $  418      --         --         $16,489
September 30, 1998......   $16,489      $1,429      --         --         $17,918

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAMBUS INC.

Date: December 8, 1998                               /s/ Gary Harmon
                                        By:
                                           ------------------------------------
                                                      Gary Harmon,
                                            Vice President, Finance and Chief
                                                    Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                            TITLE                     DATE
             ----------                            -----                     ----
           /s/ Geoff Tate            President, Chief Executive        December 8, 1998
____________________________________  Officer
             Geoff Tate               and Director (Principal Executive
                                      Officer)
          /s/ Gary Harmon            Vice President, Finance and Chief December 8, 1998
____________________________________  Financial Officer (Principal
            Gary Harmon               Financial and Accounting Officer)
        /s/ William Davidow          Chairman of the Board of          December 8, 1998
____________________________________  Directors
          William Davidow
         /s/ Bruce Dunlevie          Director                          December 8, 1998
____________________________________
           Bruce Dunlevie
      /s/ P. Michael Farmwald        Director                          December 8, 1998
____________________________________
        P. Michael Farmwald
        /s/ Charles Geschke          Director                          December 8, 1998
____________________________________
          Charles Geschke
         /s/ Mark Horowitz           Director                          December 8, 1998
____________________________________
           Mark Horowitz