Form 10-Q
period 1998-12-31
RAMBUS INC
filed 1999-01-29
CIK 917273

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
    (Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1998

                                     OR

       [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

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

                              Yes [x]   No  [-]

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 23,108,157 as of December 31, 1998.

                                 RAMBUS INC.
                                  FORM 10-Q

                                    INDEX


                                                                        PAGE
                                                                        ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Condensed Balance Sheets
           as of December 31, 1998 and September 30, 1998...........      1

           Consolidated Condensed Statements of Operations
           for the Three Months Ended December 31, 1998
           and December 31, 1997....................................      2

           Consolidated Condensed Statements of Cash Flows
           for the Three Months Ended December 31, 1998
           and December 31, 1997....................................      3

           Notes to Unaudited Consolidated Condensed Financial
           Statements...............................................      4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................      8

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk..............................................     14

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.........................     15

Signature  .........................................................     16

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                             December 31,      September 30,
                                                                             ------------      -------------
                                                                                 1998              1998
                                                                                 ----              ----
                                                                             (Unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents..........................................          $ 31,900          $ 25,798
  Marketable securities..............................................            54,431            53,913
  Accounts receivable................................................             2,033             1,913
  Prepaid and deferred taxes.........................................             8,212             7,829
  Prepaids and other current assets..................................             2,024             2,340
                                                                               --------          --------
     Total current assets............................................            98,600            91,793
Property and equipment, net..........................................             3,788             3,989
Marketable securities, less current portion..........................             5,093             8,357
Investments..........................................................               398             1,251
Other assets.........................................................             5,576             5,597
                                                                               --------          --------
     Total assets....................................................          $113,455          $110,987
                                                                               ========          ========
                              LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities            $  3,191          $  3,428
  Current portion of:
    Capital lease obligations........................................                76               130
    Deferred revenue.................................................            27,519            28,617
                                                                               --------          --------
     Total current liabilities.......................................            30,786            32,175
Deferred revenue, less current portion...............................            35,845            37,020
                                                                               --------          --------
     Total liabilities...............................................            66,631            69,195
                                                                               --------          --------
                           STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding:   23,108,157 shares at December 31,
   1998 and 22,925,885 shares at September 30, 1998..................                23                23
Additional paid-in capital...........................................            70,446            67,617
Accumulated deficit..................................................           (23,668)          (25,723)
Accumulated other comprehensive income, net..........................                23              (125)
                                                                               --------          --------
     Total stockholders' equity......................................            46,824            41,792
                                                                               --------          --------
        Total liabilities and stockholders' equity...................          $113,455          $110,987
                                                                               ========          ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                      December 31,
                                                                                      ------------
                                                                                 1998              1997
                                                                                 ----              ----

Revenues:
  Contract revenues..................................................           $ 7,948          $ 6,676
  Royalties..........................................................             2,626            2,714
                                                                                -------          -------
     Total revenues..................................................            10,574            9,390
                                                                                -------          -------
Costs and expenses:
  Cost of contract revenues..........................................             2,102            1,641
  Research and development...........................................             3,089            2,806
  Marketing, general and administrative..............................             2,970            2,823
                                                                                -------          -------
     Total costs and expenses........................................             8,161            7,270
                                                                                -------          -------
     Operating income................................................             2,413            2,120
Other income, net....................................................             1,012              471
                                                                                -------          -------
     Income before income taxes......................................             3,425            2,591
Provision for income taxes...........................................             1,370            1,036
                                                                                -------          -------
     Net income......................................................           $ 2,055          $ 1,555
                                                                                =======          =======
Net income per share.................................................           $  0.09          $  0.07
                                                                                =======          =======
Net income per share  assuming dilution..............................           $  0.08          $  0.06
                                                                                =======          =======
Number of shares used in per share calculations:
  Basic..............................................................            23,034           22,467
                                                                                =======          =======
  Assuming dilution..................................................            24,874           24,310
                                                                                =======          =======


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                       December 31,
                                                                                       ------------
                                                                                 1998                1997
                                                                                 ----                ----
Cash flows from operating activities:
  Net income.........................................................         $   2,055          $   1,555
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization...................................               759                673
     Deferred taxes..................................................                --                465
     Other...........................................................                11                514
     Change in operating assets and liabilities:
        Accounts receivable..........................................              (120)               318
        Prepaid taxes................................................             1,226             (2,624)
        Prepaids and other current assets............................               316                 52
        Other assets.................................................                21                 81
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................              (248)            (3,442)
        Deferred revenue.............................................            (2,273)            (4,802)
                                                                              ---------          ---------
           Net cash provided by (used in) operating activities.......             1,747             (7,210)
                                                                              ---------          ---------
Cash flows from investing activities:
  Purchase of property and equipment.................................              (487)              (672)
  Proceeds from sale of property and equipment.......................                --                  1
  Purchases of marketable securities.................................          (641,726)          (151,816)
  Maturities of marketable securities................................           644,472            142,940
  Purchase of investments............................................                --             (1,000)
  Sale of investments................................................               782                 --
                                                                              ---------          ---------
           Net cash provided by (used in) investing activities.......             3,041            (10,547)
                                                                              ---------          ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................             1,220              1,086
  Principal payments on capital lease obligations....................               (54)              (110)
                                                                              ---------          ---------
           Net cash provided by financing activities.................             1,166                976
                                                                              ---------          ---------
Foreign currency translation adjustment..............................               148                (57)
                                                                              ---------          ---------
Net increase (decrease) in cash and cash equivalents.................             6,102            (16,838)
Cash and cash equivalents at beginning of period.....................            25,798             20,641
                                                                              ---------          ---------
Cash and cash equivalents at end of period...........................         $  31,900          $   3,803
                                                                              =========          =========
Supplemental disclosure of cash flow information:
  Interest paid......................................................         $       4          $      20
  Income taxes paid..................................................         $     147          $   6,459
  Tax benefit of stock option exercises..............................         $   1,609          $   2,236

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

     The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 1998, included in the Company's 1998 Annual Report on Form 10-K.

2.   Recent Accounting Pronouncements

     In October 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (SFAS 130), "Reporting Comprehensive Income." The disclosures required by this statement appear in Note 4.

     In October 1998, the Company adopted Financial Accounting Standards Board Statement No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Because the Company operates in one segment, the requirements of SFAS 131 have no effect on the Company's current reporting and disclosures.

     In October 1998, the Company adopted American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective January 1, 1998. Adoption of SOP 97-2, as amended, had no material impact on the Company's results of operations.

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


2.  Recent Accounting Pronouncements (Continued)

    In December 1998, AcSEC released Statement of Position No. 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions (SOP 98-9). SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

     The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

3.   Net Income Per Share

     Earnings per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Net income per share is calculated as follows (in thousands, except per share data; unaudited):

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                      December 31,
                                                                                      ------------
                                                                                 1998              1997
                                                                                 ----              ----
Net income...........................................................           $ 2,055          $ 1,555
                                                                                =======          =======
Weighted average common shares outstanding...........................            23,034           22,467
Additional dilutive common stock equivalents.........................             1,840            1,843
                                                                                -------          -------
Diluted shares outstanding...........................................            24,874           24,310
                                                                                =======          =======
Net income per share - basic.........................................           $  0.09          $  0.07
                                                                                =======          =======
Net income per share - diluted.......................................           $  0.08          $  0.06
                                                                                =======          =======

                           RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


4.   Comprehensive Income

     In October 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (SFAS 130), "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. For the Company, the primary difference between net income and comprehensive income results from foreign currency translation adjustments.

     Comprehensive income for the three months ended December 31, 1998 and 1997 is as follows (in thousands):

                                                                                                     Three Months Ended
                                                                                                     ------------------
                                                                                                        December 31,
                                                                                                        ------------
                                                                                                  1998                1997
                                                                                                  ----                ----

       Net income.................................................................               $2,055              $1,555
       Other comprehensive income:
          Foreign currency translation adjustments................................                  148                 (57)
                                                                                                 ------              ------
       Other comprehensive income.................................................                  148                 (57)

       Total comprehensive income.................................................               $2,203              $1,498
                                                                                                 ======              ======

     The accumulated balances of other comprehensive income as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                                  December 31,
                                                                                  ------------
                                                                     1998                           1997
                                                           ------------------------       ------------------------
                                                            Foreign                        Foreign
                                                            Currency                       Currency
                                                           Translation                    Translation
                                                           Adjustments      Total         Adjustments      Total
                                                           -----------      -----         -----------      -----
       Beginning balance................................     $ (125)       $ (125)          $  (35)       $  (35)
       Current period change............................        148           148              (57)          (57)
                                                             ------        ------           ------        ------
       Ending balance...................................     $   23        $   23           $  (92)       $  (92)
                                                             ======        ======           ======        ======

5.   Related Party Transactions

     Chromatic Research Inc. In February 1994, the Company licensed its interface technology to Chromatic Research, Inc. ("Chromatic"), an entity in which the Company holds a minority interest and has members of the board of directors in common. Under the terms of the license, Rambus received 626,053 shares of Chromatic Series B Preferred Stock (representing 5% of the then outstanding shares of Chromatic) and continuing royalties. The initial valuation of the Chromatic stock, approximately $626,000, was fully written down by the Company.

     In December 1997, the Company made a cash investment in Chromatic of $1,000,000 and received 142,857 shares of Series I Preferred Stock.

                           RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


5.   Related Party Transactions (Continued)

     In December 1998, in connection with the sale of Chromatic, the Company received $782,000 in exchange for all shares of Preferred Stock. The Company reduced the carrying value of the investment to net realizable value during fiscal year 1998 such that no gain or loss was recorded at the date of sale.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The forward-looking statements contained in this discussion and analysis involve risks and uncertainties which could cause future actual results to differ materially. Such risks include market acceptance of the Company's technology; systems companies' acceptance of Rambus ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays, lack of cost-competitiveness or other problems in the introduction or performance of enhancements or future generations of the Company's technology; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's, licensees' and system companies' development and product introduction schedules and levels of expenditure on research and development and marketing; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends. A more detailed discussion of risks faced by the Company is set forth in the Company's 1998 Annual Report on Form 10-K filed with the SEC.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations and the percentage change of such items between periods:

                                                        Percent of Total Revenues,
                                                            Three Months Ended                  Percent
                                                               December 31,                     Change,
                                                   -------------------------------------        1998 v.
                                                     1998                         1997           1997
                                                   --------                     --------      ----------
Revenues:
  Contract revenues...........................         75.2%                        71.1%        19.1%
  Royalties...................................         24.8                         28.9         (3.2)
                                                     ------                       ------
     Total revenues...........................        100.0%                       100.0%        12.6
                                                     ======                       ======
Costs and Expenses:
  Cost of contract revenues...................         19.9                         17.5         28.1
  Research and development....................         29.2                         29.9         10.1
  Marketing, general and administrative.......         28.1                         30.0          5.2
                                                     ------                       ------
     Total costs and expenses.................         77.2                         77.4         12.3
                                                     ------                       ------
Operating income..............................         22.8                         22.6         13.8
Other income, net.............................          9.6                          5.0        114.9
                                                     ------                       ------
Income before income taxes....................         32.4                         27.6         32.2
Provision for income taxes....................         13.0                         11.0         32.2
                                                     ------                       ------
Net income....................................         19.4%                        16.6%        32.2
                                                     ======                       ======

     Revenues. Total revenues for the three months ended December 31, 1998 increased 12.6% to $10.6 million over the comparable three-month period in the previous year. Contract revenues increased 19.1% to $7.9 million (75.2% of total revenues) in the first quarter of fiscal 1999 from $6.7 million (71.1% of total revenues) in the comparable period of fiscal 1998. The majority of the increase in contract revenues was due to accelerated revenue recognition on the balance of deferred revenue in the Texas Instruments ("TI") DRAM contract over the four quarters in fiscal 1999. This acceleration, necessitated by the sale of TI's DRAM business to Micron, resulted in contract revenue during the quarter of approximately $700,000 more than the amount of revenue which would have been recognized had such a sale not occurred. The balance of the increase in contract revenues was a result of the Company entering into contracts with new licensees and additional contracts with current licensees for new developments and implementations, in excess of the ending of revenue recognition on contracts for which the contract period had expired. The Company expects that contract revenues will decline gradually in the future due to the expiration of the time period for revenue recognition on contracts booked previously, and also due to the Company's past success in signing licensees which reduces the potential number of new licensees.

     Royalties in the first quarter of fiscal 1999 decreased 3.2% to $2.6 million (24.8% of total revenues) from $2.7 million (28.9% of total revenues) in the comparable period of fiscal 1998. However, royalties increased $357,000, or 15.7%, from $2.3 million in the prior quarter. The Company believes that much of the fluctuation in its quarterly royalty revenue is due to seasonal variations in the shipments of Rambus ICs for use in the Nintendo 64 home video game, although it is becoming more difficult to trace royalties to a particular application due to an increase in both the number of applications for Rambus ICs and the number of licensees paying royalties to Rambus. The Company believes that its Nintendo royalties peak in the December quarter, and it is likely that royalties from this source were less in the fiscal 1999 period than in the comparable period of fiscal 1998. In addition, royalty revenue in the quarter was affected adversely by a steep decline in DRAM prices over the previous year, and by below-expected sales of Rambus ICs by Cirrus Logic and licensees of Chromatic Research.

     As Rambus ICs are incorporated into additional applications, the Company believes that royalties will become an increasing portion of revenues over the long term. In particular, the Company anticipates that substantial additional royalties should be generated when the first Rambus-based ICs for PC main memory applications reach the market, expected later this year. However, until that time the Company's royalties are likely to decline as the demand for Nintendo 64 units decreases seasonally and sales by Cirrus Logic and licensees of Chromatic Research for PC graphics and multimedia applications fail to materialize as originally forecast. Nintendo faces intense competitive pressure in the home video game market, and both Cirrus Logic and Chromatic Research have recently ended development of their current lines of Rambus-based products. The markets addressed by systems companies using Rambus ICs are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. Given the concentration of royalties from a limited number of sources, however, it is likely that royalties will continue to vary greatly from quarter to quarter.

     As of December 31, 1998, the Company had a total of 31 active licensees of which 29 were licensed for next-generation Direct Rambus technology. On a comparable basis, the Company had

20 active licensees at December 31, 1997. Because all of the Company's revenues are derived from its relatively small number of licensees, revenues tend to be highly concentrated. In the first quarter of fiscal 1999, the Company's top five licensees accounted for 49% of total revenues. During this period, NEC accounted for 17% of total revenues, TI for 11% and Intel for 10%. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period and the royalty rates on those sales.

     To date, companies based in Japan and Korea have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the first quarter of fiscal 1999, international revenues comprised 64% of total revenues. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

     While a significant portion of the Company's revenue is derived from Asian sources, the Company does not consider itself to be abnormally vulnerable to problems in the economies of Asian countries. A substantial portion of future contract revenues will be based on nonrefundable payments of license and engineering fees which have already been received from Asian and other licensees but not yet recognized. Royalties are based on sales of Rambus ICs by licensees to system companies primarily located in the United States, Japan and, to a lesser extent, Taiwan.

     In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of December 31, 1998, $3.6 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $3.2 million remaining to be offset against future royalties.

     Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of December 31, 1998, the Company's deferred revenue was $63.4 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

     Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 16.7% to $5.2 million (49.1% of total revenue) in the first quarter of fiscal 1999 from $4.4 million (47.4% of total revenue) in the comparable period of fiscal 1998 due primarily to an increase in engineering personnel.

     Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues increased to 19.9% in the first quarter of fiscal 1999 from 17.5% in the comparable period of fiscal 1998. The increase in cost of contract revenues as a percentage of total revenues was a result of an increase in the proportion of the Company's engineering costs attributable to the implementation of its technology for licensee-specific processes, partially offset by the effect of the Company's growth in revenues. The Company believes that the level of cost of contract revenues will fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases. In particular, the Company expects to incur additional expenses, some of which will be classified as cost of contract revenues, over the next few quarters to help enable the anticipated ramp of Rambus ICs into the PC main memory market later this year.

     Research and Development. Research and development expenses as a percentage of total revenues decreased to 29.2% in the first quarter of fiscal 1999 from 29.9% in the comparable period of fiscal 1998. The decrease in research and development expenses as a percentage of total revenues was a result of the Company's growth in revenues and a decrease in the proportion of engineering costs attributable to work on the Direct Rambus interface design. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in research and development headcount in any given period, as well as the rate of change in the Company's total revenues.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 5.2% to $3.0 million in the first quarter of fiscal 1999 primarily due to additional administrative and facility costs. As a percentage of total revenue, marketing, general and administrative expenses decreased to 28.1% in the first quarter of fiscal 1999 from 30.0% in the comparable period in fiscal 1998 due to the increased revenue base. The Company expects to incur additional expenses, some of which will be associated with applications engineering assistance to PC OEMs and thus will be classified as marketing expense, over the next few quarters to help enable the anticipated ramp of Rambus ICs into the PC main memory market later this year. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, applications engineering and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

     Other Income. Other income consists primarily of interest income from the Company's short-term cash investments, offset by interest expense on equipment leases. Other income increased to $1.0 million (9.6% of total revenues) in the first quarter of fiscal 1999 from $471,000 (5.0% of total revenues) in the comparable period of fiscal 1998 primarily due to a $500,000 reserve taken in the fiscal 1998 period to reduce long-term investments to net realizable value as well as higher interest income on a higher average invested balance of cash equivalents and marketable securities in the fiscal 1999 period.

     Provision for Income Taxes. The Company recorded a provision for income taxes of $1.4 million in the first quarter of fiscal 1999 compared to a provision of $1.0 million recorded in the first quarter of fiscal 1998. The provision for both years was based on an estimated federal and state combined rate of 40% on income before income taxes.

     At December 31, 1998 the Company had gross deferred tax assets of approximately $27 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Contingent Warrants

     In January 1997 the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock at an exercise price of $10 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel, which will result in a charge to the statement of operations at the time of achievement of the milestones based on the fair value of the warrant. In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 400,000 shares of Rambus common stock to be issued to various Rambus DRAM partners upon the achievement of certain product qualification and volume production targets associated with the introduction of Direct Rambus technology. The warrants, to be issued at the time the targets are met, will have an exercise price of $10 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a charge to the statement of operations at the time of achievement of the Intel milestones based on the fair value of the warrants.


Liquidity and Capital Resources

     The Company had cash and cash equivalents and marketable securities of $91.4 million as of December 31, 1998 and total working capital of $67.8 million, including a short-term component of deferred revenue of $27.5 million. Deferred revenue represents the excess of cash received and due from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue which will be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $95.3 million as of December 31, 1998.

     The Company's operating activities provided net cash of $1.7 million in the first three months of fiscal 1999 compared to a net cash use of $7.2 million in the first three months of fiscal 1998. In the first three months of fiscal 1999, net cash provided by operating activities consisted mainly of net income, depreciation and amortization, and a decrease in prepaid items partially offset by decreases in accrued liabilities and deferred revenue. The decrease in prepaid items was primarily associated with expensing previously-paid insurance premiums and software maintenance, tax benefits due to employee option activity, and adjustments to the Company's tax accounts at December 31, 1998. The decrease in accrued liabilities was primarily the result of a reduction in payroll withholding due to the semi-annual purchase of Company stock under the employee stock purchase plan, and the decrease in deferred revenue was due to revenues recognized on contracts in excess of new contract billings.

     Net cash provided by investing activities was $3.0 million in the first three months of fiscal 1999 compared to usage of $10.5 million in the first three months of fiscal 1998. Net cash provided by investing activities in the fiscal 1999 period consisted of net maturities of marketable securities and sale of investments, net of equipment purchases.

     Net cash provided by financing activities was $1.2 million in the first three months of fiscal 1999 compared to $1.0 million in the first three months of fiscal 1998. Net cash provided by financing activities in the fiscal 1999 period was primarily due to sales of the Company's common stock pursuant to employee stock plans.

     The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Impact of Year 2000

     To the extent permitted by law, the disclosure included in this paragraph is intended to constitute Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. As part of the transfer of technology to its licensees, the Company provides information in the form of implementation packages which include specifications, circuit layout databases, test parameter software and, in the case of RDRAMs, core interface specifications. Such information is not date sensitive and therefore not subject to Year 2000 problems. Since the Company does not sell any other kind of product, internal Year 2000 issues are confined to its engineering design and administrative systems. The Company has a plan in place to evaluate such systems, which are generally provided by third parties, and the Company is currently working with these vendors to ascertain and resolve potential problems associated with the processing of date sensitive information. Based on preliminary information received from certain of the vendors, the Company believes that its internal computer systems will be Year 2000 compliant and that the risk of major disruption from these systems due to Year 2000 issues is minimal. However, the Company has not verified the accuracy of such preliminary information. Additionally, the Company could be negatively affected to the extent that Year 2000 problems at its licensees could affect the shipment of Rambus ICs and the payment of royalties to the Company. Such affects on its licensees could cause the Company to miss quarterly analysts' estimates of its revenue and profits. The Company has no way of analyzing the probability of Year 2000 problems at its licensees, and therefore, there can be no assurance that the Company's licensees will be Year 2000 compliant or, in any event, that the Company will not be negatively affected from Year 2000 issues. Through December 31, 1998, the Company has not incurred any significant costs to ensure its internal computer systems are Year 2000 compliant, other than software purchases and upgrades which were purchased in the Company's normal course of business. The Company does not expect the cost of implementation for its internal computer systems to have a material impact on the Company's financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1998.

                                                                                                    Average Rate
                                                                                                    Of Return at
                                                                                Carrying            December 31,
                                                                                 Value                  1998
                                                                             (in thousands)         (annualized)
     Investment portfolio:
     Cash equivalents..................................................         $26,834                 4.7%
     Corporate and municipal notes and bonds...........................          39,688                 4.6%
     United States government debt securities..........................          16,995                 5.6%
     Foreign debt securities...........................................           1,841                 5.6%
     Certificates of deposit...........................................           1,000                 5.8%
                                                                                -------

         Total investment portfolio.....................................        $86,358
                                                                                =======

                        PART II -- OTHER  INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.  Financial Data Schedule

(b)      Reports on Form 8-K

         None.


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RAMBUS INC.

Date:     January 29, 1999            By:   /s/  Gary Harmon
     ------------------------------      -----------------------------------
                                         Gary Harmon,
                                         Vice President and Chief Financial
                                         Officer

                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)