Form 10-Q
period 1999-03-31
RAMBUS INC
filed 1999-04-30
CIK 917273

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
          (Mark One)

          [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                  OR

          [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                        Commission File Number: 000-22339


                                  RAMBUS  INC.
           (Exact name of registrant as specified in its charter)


Delaware                                                      94-3112828
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)
-------------------------------------------------------------------------------

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

                             Yes [x]     No  [_]

     The number of shares outstanding of the registrant's Common Stock, par
     value $.001 per   share, was 23,308,663 as of March 31, 1999.

                                 RAMBUS INC.
                                  FORM 10-Q

                                    INDEX


                                                                                                     PAGE
                                                                                                     ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of March 31, 1999 and September 30, 1998................................               1

            Consolidated Condensed Statements of Operations
            for the Three and Six Months ended March 31, 1999 and March 31, 1998.......               2

            Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended March 31, 1999 and March 31, 1998.................               3

            Notes to Unaudited Consolidated Condensed Financial Statements.............               4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................               7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................              14

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders........................              15

Item 6.     Exhibits and Reports on Form 8-K...........................................              15

Signature   ...........................................................................              16

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                March 31,       September 30,
                                                                                ---------       ------------
                                                                                  1999               1998
                                                                                  ----               ----
                                                                               (Unaudited)

                                 ASSETS
Current assets:
  Cash and cash equivalents..........................................          $ 17,855          $ 25,798
  Marketable securities..............................................            65,584            53,913
  Accounts receivable................................................             2,004             1,913
  Prepaid and deferred taxes.........................................             6,464             7,829
  Prepaids and other current assets..................................             2,247             2,340
                                                                               --------          --------
      Total current assets...........................................            94,154            91,793
Property and equipment, net..........................................             4,650             3,989
Marketable securities, less current portion..........................            11,358             8,357
Investments..........................................................               200             1,251
Other assets.........................................................             5,643             5,597
                                                                               --------          --------
     Total assets....................................................          $116,005          $110,987
                                                                               ========          ========
                             LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities            $  4,426          $  3,428
  Current portion of:
    Capital lease obligations........................................                29               130
    Deferred revenue.................................................            26,031            28,617
                                                                               --------          --------
     Total current liabilities.......................................            30,486            32,175
Deferred revenue, less current portion...............................            35,138            37,020
                                                                               --------          --------
     Total liabilities...............................................            65,624            69,195
                                                                               --------          --------
                        STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding:   23,308,663 shares at March 31,1999
    and 22,925,885 shares at September 30, 1998......................                23                23
Additional paid-in capital...........................................            72,035            67,617
Accumulated deficit..................................................           (21,659)          (25,723)
Accumulated other comprehensive loss, net............................               (18)             (125)
                                                                               --------          --------

     Total stockholders' equity......................................            50,381            41,792
                                                                               --------          --------
        Total liabilities and stockholders' equity...................          $116,005          $110,987
                                                                               ========          ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                      ------------------             ----------------
                                                          March 31,                     March 31,
                                                          ---------                     ---------
                                                     1999           1998           1999           1998
                                                     ----           ----           ----           ----

Revenues:
  Contract revenues............................        $ 7,945        $ 7,122        $15,893        $13,798
  Royalties....................................          1,914          2,529          4,540          5,243
                                                       -------        -------        -------        -------
     Total revenues............................          9,859          9,651         20,433         19,041
                                                       -------        -------        -------        -------
Costs and expenses:
  Cost of contract revenues....................          2,485          2,308          4,587          3,949
  Research and development.....................          2,498          2,163          5,587          4,969
  Marketing, general and administrative........          3,293          2,948          6,263          5,771
                                                       -------        -------        -------        -------
     Total costs and expenses..................          8,276          7,419         16,437         14,689
                                                       -------        -------        -------        -------

     Operating income..........................          1,583          2,232          3,996          4,352
Other income, net..............................          1,657            755          2,669          1,226
                                                       -------        -------        -------        -------

     Income before income taxes................          3,240          2,987          6,665          5,578
Provision for income taxes.....................          1,231          1,195          2,601          2,231
                                                       -------        -------        -------        -------
     Net income................................        $ 2,009        $ 1,792        $ 4,064        $ 3,347
                                                       =======        =======        =======        =======

Net income per share...........................          $0.09          $0.08          $0.18          $0.15
                                                       =======        =======        =======        =======
Net income per share-assuming dilution.........          $0.08          $0.07          $0.16          $0.14
                                                       =======        =======        =======        =======

Number of shares used in per share
 calculations:
  Basic........................................         23,209         22,654         23,121         22,560
  Assuming dilution............................         24,980         24,316         24,933         24,313


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                             1999               1998
                                                                             ----               ----
Cash flows from operating activities:
  Net income.........................................................         $   4,064          $   3,347
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...................................             1,565              1,395
     Deferred taxes..................................................             2,274               (923)
     Other...........................................................              (696)               645
     Change in operating assets and liabilities:
        Accounts receivable..........................................               (91)           (10,455)
        Prepaid taxes................................................             1,706               (704)
        Prepaids and other current assets............................                93                (36)
        Other assets.................................................               (46)               142
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................               980             (3,029)
        Deferred revenue.............................................            (4,468)             9,623
                                                                              ---------          ---------
           Net cash provided by operating activities.................             5,381                  5
                                                                              ---------          ---------
Cash flows from investing activities:
  Purchase of property and equipment.................................            (2,083)            (1,530)
  Proceeds from sale of property and equipment.......................                --                  6
  Purchases of marketable securities.................................          (757,041)          (176,883)
  Maturities of marketable securities................................           742,369            166,479
  Purchases of investments...........................................            (1,200)            (1,100)
  Sales of investments...............................................             2,822                 --
                                                                              ---------          ---------
           Net cash used in investing activities.....................           (15,133)           (13,028)
                                                                              ---------          ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................             1,803              1,714
  Principal payments on capital lease obligations....................              (101)              (217)
                                                                              ---------          ---------
           Net cash provided by financing activities.................             1,702              1,497
                                                                              ---------          ---------
Foreign currency translation adjustment..............................               107                (76)
                                                                              ---------          ---------
Net decrease in cash and cash equivalents............................            (7,943)           (11,602)
Cash and cash equivalents at beginning of period.....................            25,798             20,641
                                                                              ---------          ---------
Cash and cash equivalents at end of period...........................         $  17,855          $   9,039
                                                                              =========          =========


Supplemental disclosure of cash flow information:
  Interest paid......................................................         $       8          $      35
  Income taxes paid..................................................         $     247          $   6,677
  Tax benefit of stock option exercises..............................         $   2,615          $   3,371

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

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

3.   Net Income Per Share

     Earnings per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common share and common stock equivalents, if dilutive, outstanding during the period. Net income per share is calculated as follows (in thousands, except per share data; unaudited):

                                                                Three Months Ended                Six Months Ended
                                                                    March 31,                        March 31,
                                                                    ---------                        ---------
                                                              1999             1998             1999            1998
                                                              ----             ----             ----            ----

Net income.............................................          $ 2,009          $ 1,792          $ 4,064        $ 3,347
                                                                 =======          =======          =======        =======

Weighted average common shares outstanding.............           23,209           22,654           23,121         22,560
Additional dilutive common stock equivalents...........            1,771            1,662            1,812          1,753
                                                                 -------          -------          -------        -------

Diluted shares outstanding.............................           24,980           24,316           24,933         24,313
                                                                 =======          =======          =======        =======
Net income per share  basic............................          $  0.09          $  0.08          $  0.18        $  0.15
                                                                 =======          =======          =======        =======
Net income per share  diluted..........................          $  0.08          $  0.07          $  0.16        $  0.14
                                                                 =======          =======          =======        =======

                           RAMBUS INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--
                                  (Continued)


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

     Comprehensive income (loss) is as follows (in thousands):

                                                            Three Months Ended                   Six Months Ended
                                                                March 31,                           March 31,
                                                                ---------                           ---------
                                                          1999              1998             1999              1998
                                                          ----              ----             ----              ----

Net income........................................           $2,009            $1,792            $4,064            $3,347
Other comprehensive income (loss):
  Foreign currency translation adjustments........              (41)              (19)              107               (76)
                                                             ------            ------            ------            ------
Other comprehensive income (loss).................              (41)              (19)              107               (76)

Total comprehensive income........................           $1,968            $1,773            $4,171            $3,271
                                                             ======            ======            ======            ======

     Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The forward-looking statements contained in this discussion and analysis involve risks and uncertainties which could cause future actual results to differ materially. Such risks include market acceptance of the Company's technology; systems companies' acceptance of Rambus ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; delays, lack of cost-competitiveness or other problems in the introduction or performance of Rambus ICs or products which include Rambus ICs including, but not limited to, RDRAMs, Intel Rambus-based chipsets and the Sony PlayStation II; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays, lack of cost-competitiveness or other problems in the introduction or performance of enhancements or future generations of the Company's technology; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's, licensees' and system companies' development and product introduction schedules and levels of expenditure on research and development and marketing; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends. A more detailed discussion of risks faced by the Company is set forth in the Company's 1998 Annual Report on Form 10-K filed with the SEC.

Results of Operations

     The following tables set forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations and the percentage change of such items between periods:

                                              Percent of Total Revenues,
                                                  Three Months Ended             Percent
                                                      March 31 ,                 Change,
                                           --------------------------------      1999 v.
                                                1999             1998             1998
                                           ---------------  ---------------  ---------------
Revenues:
  Contract revenues.....................             80.6%            73.8%            11.6%
  Royalties.............................             19.4             26.2            (24.3)
                                                   ------           ------
     Total revenues.....................           100.0 %          100.0 %             2.2
                                                   ======           ======
Costs and Expenses:
  Cost of contract revenues.............             25.2             23.9              7.7
  Research and development..............             25.3             22.4             15.5
  Marketing, general and administrative.             33.4             30.5             11.7
                                                   ------           ------
     Total costs and expenses...........             83.9             76.8             11.6
                                                   ------           ------
Operating income........................             16.1             23.2            (29.1)
Other income, net.......................             16.8              7.8            119.5
                                                   ------           ------
Income before income taxes..............             32.9             31.0              8.5
Provision for income taxes..............             12.5             12.4              3.0
                                                   ------           ------
Net income..............................             20.4%            18.6%            12.1
                                                   ======           ======

                                              Percent of Total Revenues,
                                                   Six Months Ended              Percent
                                                      March 31,                  Change,
                                           --------------------------------      1999 v.
                                                1999             1998             1998
                                           ---------------  ---------------  ---------------
Revenues:
  Contract revenues.....................             77.8%            72.5%            15.2%
  Royalties.............................             22.2             27.5            (13.4)
                                                   ------           ------
     Total revenues.....................           100.0 %          100.0 %             7.3
                                                   ======           ======
Costs and Expenses:
  Cost of contract revenues.............             22.4             20.7             16.2
  Research and development..............             27.3             26.1             12.4
  Marketing, general and administrative.             30.7             30.3              8.5
                                                   ------           ------
     Total costs and expenses...........             80.4             77.1             11.9
                                                   ------           ------
Operating income........................             19.6             22.9             (8.2)
Other income, net.......................             13.0              6.4            117.7
                                                   ------           ------
Income before income taxes..............             32.6             29.3             19.5
Provision for income taxes..............             12.7             11.7             16.6
                                                   ------           ------
Net income..............................             19.9%            17.6%            21.4
                                                   ======           ======

     Revenues. Total revenues for the three and six months ended March 31, 1999 increased 2.2% and 7.3% to $9.9 million and $20.4 million, respectively, over the comparable three- and six-month periods in the previous year. Contract revenues increased 11.6% to $7.9 million (80.6% of total revenues) and 15.2% to $15.9 million (77.8% of total revenues) in the second quarter and first six months of fiscal 1999, respectively, over the comparable periods of fiscal 1998. The majority of the increase in contract revenues was due to accelerated revenue recognition on the balance of deferred revenue in the Texas Instruments ("TI") DRAM contract over the four quarters in fiscal 1999. This acceleration, necessitated by the sale of TI's DRAM business to Micron, resulted in contract revenue during each of the first two quarters of fiscal 1999 of approximately $700,000 more than the amount of revenue which would have been recognized had such a sale not occurred. Other pending mergers and product abandonments in the DRAM industry may result in similar accelerated recognition of deferred revenue in the future due to contract terminations.

     The balance of the increase in contract revenues was a result of the Company entering into contracts with new licensees and additional contracts with current licensees for new developments and implementations, in excess of the ending of revenue on contracts for which the revenue recognition period had expired. Barring the kind of accelerated revenue recognition mentioned above, the Company expects that contract revenues will decline gradually in the future due to the expiration of the time period for revenue recognition on contracts booked previously, and also due to the Company's past success in signing licensees which reduces the potential number of new licensees.

     Royalties in the first quarter and first half of fiscal 1999 decreased 24.3% to $1.9 million (19.4% of total revenues) and 13.4% to $4.5 million (22.2% of total revenues), respectively, from the comparable periods of fiscal 1998. The Company believes that much of the fluctuation in its quarterly royalty revenue is due to seasonal variations in the shipments of Rambus ICs for use in the Nintendo 64 video game system, although it is becoming more difficult to trace royalties to a particular application due to an increase in both the number of applications for Rambus ICs and the number of licensees paying royalties to Rambus. The Company believes that its Nintendo royalties peak in the December quarter, and it is likely that royalties from this source were less in the fiscal 1999 periods than in the comparable periods of fiscal 1998. In addition, royalty revenue in the fiscal 1999 periods was affected adversely by a steep decline in DRAM prices from the previous year, and by a decline in royalties from PC graphics applications due to the abandonment of that business by licensees Cirrus Logic and Chromatic Research.

     As Rambus ICs are incorporated into additional applications, the Company believes that royalties will become an increasing portion of revenues over the long term. In particular, the Company anticipates that substantial additional royalties should be generated when the first Rambus-based ICs for PC main memory applications reach the market and the Sony PlayStation II goes into production. However, until that time the Company's royalties are unlikely to increase since the demand for Nintendo 64 units will likely decrease seasonally and there are no new major sources for royalties in the interim. The markets addressed by systems companies such as Nintendo which are using Rambus ICs are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. Given the concentration of royalties from a limited number of sources, however, it is likely that royalties will continue to vary greatly from quarter to quarter.

     As of March 31, 1999, the Company had a total of 31 active licensees for the newest generation of Rambus technology compared to 19 such licensees at March 31, 1998. Because all of the Company's revenues are derived from its relatively small number of licensees, revenues tend to be highly concentrated. In the second quarter and first six months of fiscal 1999, the Company's top five licensees accounted for 45% and 47% of total revenues, respectively. During these same periods, NEC accounted for 12% and 14% of total revenues, respectively; TI for 12% and 11%; and Intel for 11% and 11%. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period and the royalty rates on those sales.

     To date, companies based in Japan, Korea and Taiwan have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the second quarter and first six months of fiscal 1999, international revenues comprised 58% and 61% of total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

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

     In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of March 31, 1999, $3.7 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $3.1 million remaining to be offset against future royalties.

     Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of March 31, 1999, the Company's deferred revenue was $61.2 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

     Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 11.5% to $5.0 million (50.5% of total revenue) and 14.1% to $10.2 million (49.7% of total revenue) in the second quarter and first six months of fiscal 1999, respectively, over the comparable periods of fiscal 1998 due primarily to an increase in engineering personnel.

     Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues increased to 25.2% in the second quarter of fiscal 1999 from 23.9% in the comparable period of fiscal 1998, and increased to 22.4% in the first half of fiscal 1999 from 20.7% in the first half of fiscal 1998. The increase in cost of contract revenues as a percentage of total revenues for these periods was a result of additional effort in helping its licensees implement the Company's technology, partially offset by the effect of the Company's growth in revenues. The Company believes that the level of cost of contract revenues will fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases. In particular, the Company expects to incur additional expenses, some of which will be classified as cost of contract revenues, over the next few quarters to help enable the anticipated ramp of Rambus ICs into the PC main memory market later this calendar year.

     Research and Development. Research and development expenses as a percentage of total revenues increased to 25.3% in the second quarter of fiscal 1999 from 22.4% in the comparable period of fiscal 1998, and increased to 27.3% in the first half of fiscal 1999 from 26.1% in the first half of fiscal 1998. The increase in research and development expenses as a percentage of total revenues for these periods was a result of additional activity on the enhancement of the Company's interface technology, partially offset by the effect of the Company's growth in revenues. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 11.7% to $3.3 million and 8.5% to $6.3 million in the second quarter and first six months of fiscal 1999, respectively, over the comparable periods of fiscal 1998 primarily due to additional administrative and facility costs, partially offset by the effect of the Company's growth in revenues. The Company expects to incur additional expenses, some of which will be associated with applications engineering assistance to PC OEMs and thus will be classified as marketing expense, over the next few quarters to help enable the anticipated ramp of Rambus ICs into the PC main memory market later this year. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, applications engineering and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

     Other Income. Other income consists primarily of interest income from the Company's short-term cash investments, offset by interest expense on equipment leases. Other income increased to $1.7 million (16.8% of total revenues) in the second quarter of fiscal 1999 from $755,000 (7.8% of total revenues) in the comparable period of fiscal 1998, and to $2.7 million (13.0% of total revenues) in the first six months of fiscal 1999 from $1.2 million (6.4% of total revenues) in the comparable period in fiscal 1998 primarily due to a $713,000 net gain on the sale of a security in the second quarter of fiscal 1999.

     Provision for Income Taxes. The Company recorded a provision for income taxes of $1.2 million in the second quarter of both fiscal 1999 and fiscal 1998, and $2.6 million in the first six months of fiscal 1999 compared to $2.2 million in the first six months of fiscal 1998. The provision for fiscal 1998 and the first quarter of fiscal 1999 was based on an estimated federal and state combined rate of 40% on income before income taxes; for the second quarter of fiscal 1999 the estimated rate was 38%. The effective tax rate has been reduced from 40% to 38% based upon foreign sales corporation tax benefits and a reduction in nondeductible stock amortization expense.

     At March 31, 1999 the Company had gross deferred tax assets of approximately $29 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Contingent Warrants

     In January 1997 the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock at an exercise price of $10 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel, which will result in a charge to the statement of operations at the time of achievement of the milestones based on the fair value of the warrant. In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 400,000 shares of Rambus common stock to be issued to various Rambus DRAM partners upon the achievement of certain product qualification and volume production targets associated with the introduction of the newest generation of Rambus technology. These warrants, to be issued at the time the targets are met, have an exercise price of $10 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a charge to the statement of operations at the time of achievement of the Intel milestones based on the fair value of the warrants. As of March 31, 1999 a total of 30,000 of these warrants had been issued.

Liquidity and Capital Resources

     The Company had cash and cash equivalents and marketable securities of $94.8 million as of March 31, 1999 and total working capital of $63.7 million, including a short-term component of deferred revenue of $26.0 million. Deferred revenue represents the excess of cash received and due from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue which will be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $89.7 million as of March 31, 1999.

     The Company's operating activities provided net cash of $5.4 million in the first six months of fiscal 1999 compared to $5,000 in the first six months of fiscal 1998. In the fiscal 1999 period, net cash provided by operating activities consisted mainly of net income, depreciation and amortization, and a decrease in prepaid and deferred taxes partially offset by a reduction in deferred revenue. The decrease in deferred revenue was due to revenues recognized on contracts in excess of new contract billings.

     Net cash used in investing activities was $15.1 million in the first six months of fiscal 1999 compared to $13.0 million in the first six months of fiscal 1998. Net cash used in investing activities in the fiscal 1999 period consisted of net purchases of marketable securities, equipment and investments.

     Net cash provided by financing activities was $1.7 million in the first six months of fiscal 1999 compared to $1.5 million in the comparable period of fiscal 1998. Net cash provided by financing activities in the fiscal 1999 period was primarily due to sales of the Company's common stock pursuant to employee stock plans.

     The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Impact of Year 2000

     To the extent permitted by law, the disclosure included in this paragraph is intended to constitute Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. As part of the transfer of technology to its licensees, the Company provides information in the form of implementation packages which include specifications, circuit layout databases, test parameter software and, in the case of RDRAMs, core interface specifications. Such information is not date sensitive and therefore not subject to Year 2000 problems. Since the Company does not sell any other kind of product, internal Year 2000 issues are confined to its engineering design and administrative systems. The Company has assessed the readiness of its internal computer systems for handling the Year 2000, and the remediation process is underway. The Company believes that its internal computer systems will be Year 2000 compliant and that the risk of major disruption from these systems due to Year 2000 issues is minimal. Through March 31, 1999, the Company has not incurred any significant costs to ensure its internal computer systems are Year 2000 compliant, other than software purchases and upgrades which were purchased in the Company's normal course of business. The Company does not expect the cost of implementation for its internal computer systems to have a material impact on the Company's financial position or results of operations. Additionally, the Company could be negatively affected to the extent that Year 2000 problems at its licensees could affect the shipment of Rambus ICs and the payment of royalties to the Company. Such effects on its licensees could cause the Company to miss quarterly analysts' estimates of its revenue and profits. The Company has no way of analyzing the probability of Year 2000 problems at its licensees, and therefore, there can be no assurance that the Company's licensees will be Year 2000 compliant or, in any event, that the Company will not be negatively affected from Year 2000 issues.

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 1999.

                                                                                                     Average Rate
                                                                                                     Of Return at
                                                                                  Carrying             March 31,
                                                                                   Value                  1999
                                                                               (in thousands)         (annualized)
Investment portfolio:
  Cash equivalents..................................................              $12,965                   4.7%
  Corporate and municipal notes and bonds...........................               55,943                   4.0%
  United States government debt securities..........................               18,994                   5.2%
  Foreign debt securities...........................................                1,005                   5.2%
  Certificates of deposit...........................................                1,000                   5.8%
                                                                                  -------

     Total investment portfolio.....................................              $89,907
                                                                                  =======

                         PART II -- OTHER  INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on January 29, 1999 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (i) the election of three Class II directors for terms of two years expiring in 2001, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. The stockholders elected management's nominees as the Class II directors in an uncontested election and ratified the appointment of the independent auditors by the following votes, respectively:

(i)  Election of Class II directors for terms expiring in 2001:

                             Votes For           Votes Withheld
                            ----------           --------------

     William Davidow        18,997,232               100,464
     P. Michael Farmwald    18,996,373               101,323
     Geoff Tate             18,997,638               100,058

     The Company's Board of Directors is currently comprised of six members who are divided into two classes with overlapping two-year terms. The term for Class I directors (Bruce Dunlevie, Charles Geschke, and Mark Horowitz) will expire at the meeting of stockholders to be held in 2000.

(ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors:

                                                               Broker
           Votes For        Votes Against    Abstentions     Non-votes
         ------------       -------------   -------------    ---------
          19,076,031           10,283         11,382             --


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27. Financial Data Schedule

(b)      Reports on Form 8-K

         None.


Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RAMBUS INC.



Date:     April 30, 1999              By:       /s/  Gary Harmon
      ------------------                  ----------------------
                                          Gary Harmon,
                                          Vice President and Chief Financial
                                           Officer


                                          (Principal Financial and Accounting
                                          and Duly Authorized Officer)