Form 10-Q
period 1999-06-30
RAMBUS INC
filed 1999-08-12
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
          (Mark One)

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                             Yes  [x]      No  [ ]

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 23,548,606 as of June 30, 1999.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX


                                                                                              PAGE
                                                                                         --------------
PART I.                                FINANCIAL INFORMATION
Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of June 30, 1999 and September 30, 1998.................................               1

            Consolidated Condensed Statements of Operations
            for the Three and Nine Months ended June 30, 1999 and June 30, 1998........               2

            Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended June 30, 1999 and June 30, 1998..................               3

            Notes to Unaudited Consolidated Condensed Financial Statements.............               4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................               7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................              14

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...........................................              15

Signature   ...........................................................................              16

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                           June 30,        September 30,
                                                                       -----------------  ----------------
                                                                             1999               1998
                                                                       -----------------  ----------------
                                                                         (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents..........................................          $  9,861          $ 25,798
  Marketable securities..............................................            73,402            53,913
  Accounts receivable................................................             1,875             1,913
  Prepaid and deferred taxes.........................................             5,966             7,829
  Prepaids and other current assets..................................             2,324             2,340
                                                                               --------          --------
     Total current assets............................................            93,428            91,793
Property and equipment, net..........................................             4,535             3,989
Marketable securities, less current portion..........................            10,230             8,357
Investments..........................................................               200             1,251
Other assets.........................................................             5,068             5,597
                                                                               --------          --------
     Total assets....................................................          $113,461          $110,987
                                                                               ========          ========
                               LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities            $  2,902          $  3,428
  Current portion of:
    Capital lease obligations........................................                --               130
    Deferred revenue.................................................            25,621            28,617
                                                                               --------          --------
     Total current liabilities.......................................            28,523            32,175
Deferred revenue, less current portion...............................            30,358            37,020
                                                                               --------          --------
     Total liabilities...............................................            58,881            69,195
                                                                               --------          --------
                              STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding:   23,548,606 shares at June 30,1999
    and 22,925,885 shares at September 30, 1998......................                23                23
Additional paid-in capital...........................................            74,251            67,617
Accumulated deficit..................................................           (19,658)          (25,723)
Accumulated other comprehensive loss, net............................               (36)             (125)
                                                                               --------          --------
     Total stockholders' equity......................................            54,580            41,792
                                                                               --------          --------

        Total liabilities and stockholders' equity...................          $113,461          $110,987
                                                                               ========          ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                 ----------------------------  ----------------------------
                                                           June 30,                      June 30,
                                                 ----------------------------  ----------------------------
                                                     1999           1998           1999           1998
                                                 -------------  -------------  -------------  -------------


Revenues:
  Contract revenues............................        $ 8,830        $ 7,535        $24,723        $21,333
  Royalties....................................          1,802          1,625          6,342          6,868
                                                       -------        -------        -------        -------
     Total revenues............................         10,632          9,160         31,065         28,201
Costs and expenses:
  Cost of contract revenues....................          3,944          2,490          8,531          6,439
  Research and development.....................          1,111          2,183          6,698          7,152
  Marketing, general and administrative........          3,520          2,687          9,783          8,458
                                                       -------        -------        -------        -------
     Total costs and expenses..................          8,575          7,360         25,012         22,049
                                                       -------        -------        -------        -------
     Operating income..........................          2,057          1,800          6,053          6,152
Other income, net..............................            900          1,018          3,569          2,244
                                                       -------        -------        -------        -------
     Income before income taxes................          2,957          2,818          9,622          8,396
Provision for income taxes.....................            956          1,123          3,557          3,354
                                                       -------        -------        -------        -------
     Net income................................        $ 2,001        $ 1,695        $ 6,065        $ 5,042
                                                       =======        =======        =======        =======

Net income per share...........................          $0.09          $0.07          $0.26          $0.22
                                                       =======        =======        =======        =======
Net income per share - assuming dilution.......          $0.08          $0.07          $0.24          $0.21
                                                       =======        =======        =======        =======

Number of shares used in per share calculations:
  Basic........................................         23,478         22,797         23,240         22,639
  Assuming dilution............................         25,038         24,360         24,969         24,329


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                              1999               1998
                                                                       ------------------  ----------------
Cash flows from operating activities:
  Net income.........................................................          $   6,065         $   5,042
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...................................              2,329             2,056
     Deferred taxes..................................................              2,711            (4,293)
     Other...........................................................               (695)              655
     Change in operating assets and liabilities:
        Accounts receivable..........................................                 38            (4,650)
        Prepaid taxes................................................              2,738              (332)
        Prepaids and other current assets............................                 16              (769)
        Other assets.................................................                 91               536
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................               (544)              235
        Deferred revenue.............................................             (9,658)           13,822
                                                                               ---------         ---------
           Net cash provided by operating activities.................              3,091            12,302
                                                                               ---------         ---------
Cash flows from investing activities:
  Purchase of property and equipment.................................             (2,733)           (1,834)
  Proceeds from sale of property and equipment.......................                 --                 6
  Purchases of marketable securities.................................           (992,235)         (201,894)
  Maturities of marketable securities................................            970,873           197,018
  Purchases of investments...........................................             (1,200)           (1,100)
  Sales of investments...............................................              2,822                --
                                                                               ---------         ---------
           Net cash used in investing activities.....................            (22,473)           (7,804)
                                                                               ---------         ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................              3,486             2,843
  Principal payments on capital lease obligations....................               (130)             (317)
                                                                               ---------         ---------
           Net cash provided by financing activities.................              3,356             2,526
                                                                               ---------         ---------
Foreign currency translation adjustment..............................                 89              (104)
                                                                               ---------         ---------
Net increase (decrease) in cash and cash equivalents.................            (15,937)            6,920
Cash and cash equivalents at beginning of period.....................             25,798            20,641
                                                                               ---------         ---------
Cash and cash equivalents at end of period...........................          $   9,861         $  27,561
                                                                               =========         =========



Supplemental disclosure of cash flow information:
  Interest paid......................................................          $       9         $      45
  Income taxes paid..................................................          $     337         $   7,151
  Tax benefit of stock option exercises..............................          $   3,148         $   3,673

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

                          RAMBUS INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

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

3.    Net Income Per Share

      Net income per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Net income per share is calculated as follows (in thousands, except per share data; unaudited):

                                                                Three Months Ended               Nine Months Ended
                                                                     June 30,                         June 30,
                                                         --------------------------------  ------------------------------
                                                              1999             1998             1999            1998
                                                         ---------------  ---------------  ---------------  -------------

Net income.............................................          $ 2,001          $ 1,695          $ 6,065        $ 5,042
                                                                 =======          =======          =======        =======
Weighted average common shares outstanding.............           23,478           22,797           23,240         22,639
Additional dilutive common stock equivalents...........            1,560            1,563            1,729          1,690
                                                                 -------          -------          -------        -------
Diluted shares outstanding.............................           25,038           24,360           24,969         24,329
                                                                 =======          =======          =======        =======
Net income per share - basic...........................          $  0.09          $  0.07          $  0.26        $  0.22
                                                                 =======          =======          =======        =======
Net income per share - diluted.........................          $  0.08          $  0.07          $  0.24        $  0.21
                                                                 =======          =======          =======        =======

                          RAMBUS INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


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

      Comprehensive income (loss) is as follows (in thousands):

                                                            Three Months Ended                  Nine Months Ended
                                                                 June 30,                            June 30,
                                                    ----------------------------------  ----------------------------------
                                                          1999              1998             1999              1998
                                                    ----------------  ----------------  ---------------  -----------------
Net income........................................           $2,001            $1,695            $6,065            $5,042
Other comprehensive income (loss):
  Foreign currency translation adjustments........              (18)              (28)               89              (104)
                                                             ------            ------            ------            ------
Other comprehensive income (loss).................              (18)              (28)               89              (104)
                                                             ------            ------            ------            ------
Total comprehensive income........................           $1,983            $1,667            $6,154            $4,938
                                                             ======            ======            ======            ======

      Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

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

                                                        Percent of Total Revenues,
                                                            Three Months Ended                  Percent
                                                                 June 30,                       Change,
                                                   -------------------------------------        1999 v.
                                                          1999               1998                1998
                                                   ------------------  -----------------  ------------------
Revenues:
  Contract revenues.............................                83.1%              82.3%               17.2%
  Royalties.....................................                16.9               17.7                10.9
                                                              ------             ------
  Total revenues.............................                  100.0%             100.0%               16.1
                                                              ======             ======
Costs and expenses:
  Cost of contract revenues.....................                37.1               27.2                58.4
  Research and development......................                10.5               23.8               (49.1)
  Marketing, general and administrative.........                33.1               29.3                31.0
                                                              ------             ------
     Total costs and expenses...................                80.7               80.3                16.5
                                                              ------             ------
Operating income................................                19.3               19.7                14.3
Other income, net...............................                 8.5               11.1               (11.6)
                                                              ------             ------
Income before income taxes......................                27.8               30.8                 4.9
Provision for income taxes......................                 9.0               12.3               (14.9)
                                                              ------             ------
Net income......................................                18.8%              18.5%               18.1
                                                              ======             ======

                                                        Percent of Total Revenues,
                                                             Nine Months Ended                 Percent
                                                                 June 30,                      Change,
                                                   -------------------------------------       1999 v.
                                                          1999               1998               1998
                                                   ------------------  -----------------  ------------------
Revenues:
  Contract revenues.............................                79.6%              75.6%               15.9%
  Royalties.....................................                20.4               24.4                (7.7)
                                                              ------             ------
     Total revenues.............................               100.0%             100.0%               10.2
                                                              ======             ======
Costs and expenses:
  Cost of contract revenues.....................                27.4               22.8                32.5
  Research and development......................                21.6               25.4                (6.3)
  Marketing, general and administrative.........                31.5               30.0                15.7
                                                              ------             ------
     Total costs and expenses...................                80.5               78.2                13.4
                                                              ------             ------
Operating income................................                19.5               21.8                (1.6)
Other income, net...............................                11.5                8.0                59.0
                                                              ------             ------
Income before income taxes......................                31.0               29.8                14.6
Provision for income taxes......................                11.5               11.9                 6.1
                                                              ------             ------
Net income......................................                19.5%              17.9%               20.3
                                                              ======             ======

      Revenues. Total revenues for the three and nine months ended June 30, 1999 increased 16.1% and 10.2% to $10.6 million and $31.1 million, respectively, over the comparable three- and nine-month periods in the previous year. Contract revenues increased 17.2% to $8.8 million (83.1% of total revenues) and 15.9% to $24.7 million (79.6% of total revenues) in the third quarter and first nine months of fiscal 1999, respectively, over the comparable periods of fiscal 1998. The majority of the increase in contract revenues was due to accelerated revenue recognition on the balance of deferred revenue in the Texas Instruments ("TI") DRAM contract over the four quarters in fiscal 1999. This acceleration, necessitated by the sale of TI's DRAM business to Micron, resulted in contract revenue during each of the first three quarters of fiscal 1999 of approximately $700,000 more than the amount of revenue which would have been recognized had such a sale not occurred. In addition, third quarter revenues included approximately $500,000 of deferred revenue recognized on a contract terminated by the Company due to the nonperformance of a licensee. Other pending consolidations and product changes in the DRAM industry may result in similar accelerated recognition of deferred revenue in the future due to contract terminations.

      The balance of the increase in contract revenues was a result of the Company entering into contracts with new licensees and additional contracts with current licensees for new developments and implementations, in excess of the ending of revenue on contracts for which the revenue recognition period had expired. In general, the Company expects that contract revenues will decline over time due to the expiration of the period for revenue recognition on contracts booked previously, and also due to the Company's past success in signing licensees which reduces the potential number of new licensees. However, in the short term contract revenues may temporarily increase due to a combination of the kind of accelerated revenue recognition mentioned above and potential revisions to contract revenue recognition periods. Such periods are initially estimates based on management's judgment of the time period over which the Company has an obligation to support its licensees. As the new generation of RDRAMs goes into production, a more accurate estimate of remaining support can be made. To the extent the new estimated period is less than the original estimate there will be a temporary increase in the amount of deferred revenue recognized.

      Royalties in the third quarter and first nine months of fiscal 1999 increased 10.9% to $1.8 million (16.9% of total revenues) and decreased 7.7% to $6.3 million (20.4% of total revenues), respectively, compared to the comparable periods of fiscal 1998. The Company believes that much of the fluctuation in its quarterly royalty revenue is due to seasonal variations in the shipments of Rambus ICs for use in the Nintendo 64 video game system, although it is becoming more difficult to trace royalties to a particular application due to an increase in both the number of applications for Rambus ICs and the number of licensees paying royalties to Rambus. In addition, royalty revenue in the fiscal 1999 periods was affected adversely by a steep decline in DRAM prices from the previous year, and by a decline in royalties from PC graphics applications due to the abandonment of that business by licensees Cirrus Logic and Chromatic Research.

      As Rambus ICs are incorporated into additional applications, the Company believes that royalties will become an increasing portion of revenues over the long term. In particular, the Company anticipates that substantial additional royalties should be generated when the first Rambus-based ICs for PC main memory applications reach the market and the Sony PlayStation II goes into production. However, until that time the Company's royalties are unlikely to increase since the demand for Nintendo 64 units will likely decrease seasonally and there are no new major sources for royalties in the interim. The markets addressed by systems companies such as Nintendo which are using Rambus ICs are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from quarter to quarter.

      As of June 30, 1999, the Company had a total of 30 active licensees for the newest generation of Rambus technology compared to 23 such licensees at June 30, 1998. Because all of the Company's revenues are derived from its relatively small number of licensees, revenues tend to be highly concentrated. In the third quarter and first nine months of fiscal 1999, the Company's top five licensees accounted for 41% and 44% of total revenues, respectively. During these same periods, NEC accounted for 9% and 13% of total revenues, respectively; TI for 11% and 11%; and Intel for 10% and 11%. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period and the royalty rates on those sales.

      To date, companies based in Japan, Korea and Taiwan have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the third quarter and first nine months of fiscal 1999, international revenues comprised 54% and 58% of total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

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

      In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of June 30, 1999, $3.6 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $2.7 million remaining to be offset against future royalties.

      Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of June 30, 1999, the Company's deferred revenue was $56.0 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

      Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 8.2% to $5.1 million (47.6% of total revenue) and 12.1% to $15.2 million (49.0% of total revenue) in the third quarter and first nine months of fiscal 1999, respectively, over the comparable periods of fiscal 1998 due primarily to an increase in engineering personnel.

      Cost of Contract Revenues. As anticipated, cost of contract revenues as a percentage of total revenues increased in the third quarter of fiscal 1999. Cost of contract revenues was 37.1% in the third quarter of fiscal 1999 up from 27.2% in the comparable period of fiscal 1998, and 27.4% in the first nine months of fiscal 1999 up from 22.8% in the comparable period of fiscal 1998. The increase in cost of contract revenues as a percentage of total revenues for these periods was a result of additional effort by the Company in helping its licensees prepare for increased production volumes in anticipation of the ramp of Rambus ICs into the PC main memory market later this calendar year. It is likely that the relatively high percentage of cost of contract revenues will continue until this ramp is substantially underway. The Company believes that the general level of cost of contract revenues will fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

      Research and Development. Research and development expenses as a percentage of total revenues decreased to 10.5% in the third quarter of fiscal 1999 from 23.8% in the comparable period of fiscal 1998, and decreased to 21.6% in the first nine months of fiscal 1999 from 25.4% in the first nine months of fiscal 1998. The decrease in research and development expenses as a percentage of total revenues for these periods was a direct result of the increased work with licensees on the ramp of Rambus ICs into the PC main memory market mentioned above, as the Company temporarily transferred some engineering personnel from R&D activities to help in the ramp. Until the ramp is substantially underway, R&D will likely continue at an unusually low level. After such time, however, the Company expects research and development expenses to increase as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

      Marketing, General and Administrative. Marketing, general and administrative expenses increased 31.0% to $3.5 million and 15.7% to $9.8 million in the third quarter and first nine months of fiscal 1999, respectively, over the comparable periods of fiscal 1998 primarily due to additional costs associated with applications engineering assistance to PC OEMs to help enable the anticipated ramp of Rambus ICs into the PC main memory market later this year. The percentage of revenues represented by marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, applications engineering and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

      Other Income. Other income, consisting primarily of interest income from the Company's short-term cash investments, decreased to $900,000 (8.5% of total revenues) in the third quarter of fiscal 1999 from $1.0 million (11.1% of total revenues) in the comparable period of fiscal 1998 due to lower interest rates. In the first nine months of fiscal 1999, other income increased to $3.6 million (11.5% of total revenues) from $2.2 million (8.0% of total revenues) in the comparable period of fiscal 1998 primarily due to the combination of a $713,000 net gain on the sale of a security in the fiscal 1999 period and $600,000 in reserves taken in the fiscal 1998 period to reduce long-term investments to net realizable value.

      Provision for Income Taxes. The Company recorded a provision for income taxes of $956,000 in the third quarter of fiscal 1999 compared to $1.1 million in the third fiscal quarter of 1998, and $3.6 million in the first nine months of fiscal 1999 compared to $3.4 million in the first nine months of fiscal 1998. The provision for the fiscal 1998 periods was based on an estimated federal and state combined rate of 40% on income before income taxes. In the third quarter of fiscal 1999, the year-to-date rate was adjusted to 37% based on the Company's estimate of its effective tax rate for the full fiscal year.

      At June 30, 1999 the Company had gross deferred tax assets of approximately $28 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. If it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Contingent Warrants

      In January 1997 the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock at an exercise price of $10 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel, which will result in a charge to the statement of operations at the time of achievement of the milestones based on the fair value of the warrant. In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 400,000 shares of Rambus common stock to be issued to various Rambus DRAM partners upon the achievement of certain product qualification and volume production targets associated with the introduction of the newest generation of Rambus technology. These warrants, to be issued at the time the targets are met, have an exercise price of $10 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a charge to the statement of operations at the time of achievement of the Intel milestones based on the fair value of the warrants. As of June 30, 1999 a total of 30,000 of these warrants had been issued.

Liquidity and Capital Resources

      The Company had cash and cash equivalents and marketable securities of $93.5 million as of June 30, 1999 and total working capital of $64.9 million, including a short-term component of deferred revenue of $25.6 million. Deferred revenue represents the excess of cash received and due from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue which will be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $90.5 million as of June 30, 1999.

      The Company's operating activities provided net cash of $3.1 million in the first nine months of fiscal 1999 compared to $12.3 million in the first nine months of fiscal 1998. In the fiscal 1999 period, net cash provided by operating activities consisted mainly of net income, depreciation and amortization, and a decrease in prepaid and deferred taxes partially offset by a reduction in deferred revenue. The decrease in deferred revenue was due to revenues recognized on contracts in excess of new contract billings.

      Net cash used in investing activities was $22.5 million in the first nine months of fiscal 1999 compared to $7.8 million in the first nine months of fiscal 1998. Net cash used in investing activities in the fiscal 1999 period consisted of net purchases of marketable securities and equipment, partially offset by net sales of investments.

      Net cash provided by financing activities was $3.4 million in the first nine months of fiscal 1999 compared to $2.5 million in the comparable period of fiscal 1998. Net cash provided by financing activities in the fiscal 1999 period was primarily due to sales of the Company's common stock pursuant to employee stock plans.

      The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.


Impact of Year 2000

      To the extent permitted by law, the disclosure included in this paragraph is intended to constitute Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. As part of the transfer of technology to its licensees, the Company provides information in the form of implementation packages which include specifications, circuit layout databases, test parameter software and, in the case of RDRAMs, core interface specifications. Such information is not date sensitive and therefore not subject to Year 2000 problems. Since the Company does not sell any other kind of product, internal Year 2000 issues are confined to its engineering design and administrative systems. The Company has assessed the readiness of its internal computer systems and outside services for handling the Year 2000, and the remediation process is underway. The Company believes that its internal computer systems and outside services will be Year 2000 compliant and that the risk of major disruption from these systems and services due to Year 2000 issues is minimal. Through June 30, 1999, the Company has not incurred any significant costs to ensure its internal computer systems and outside services are Year 2000 compliant, other than software purchases and upgrades which were purchased in the Company's normal course of business. The Company does not expect the cost of implementation for its internal computer systems and outside services to have a material impact on the Company's financial position or results of operations. However, the Company could be negatively affected to the extent that Year 2000 problems at its licensees or their customers could affect the shipment of Rambus ICs and the payment of royalties to the Company. Such effects on its licensees or their customers could cause the Company to miss quarterly analysts' estimates of its revenue and profits. The Company has no way of analyzing the probability of Year 2000 problems at its licensees or their customers, and therefore, there can be no assurance that the Company's licensees or their customers will be Year 2000 compliant or, in any event, that the Company will not be negatively affected from Year 2000 issues.

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

      The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 1999.

                                                                                                Average Rate
                                                                                                Of Return at
                                                                            Carrying              June 30,
                                                                             Value                  1999
                                                                         (in thousands)         (annualized)
Investment portfolio:
  Cash equivalents................................................          $ 7,139                 3.5%
  Corporate and municipal notes and bonds.........................           55,643                 3.5%
  United States government debt securities........................           27,989                 5.1%
                                                                            -------

     Total investment portfolio...................................          $90,771
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

                                 RAMBUS INC.



Date:   August 12, 1999          By:   /s/  Gary Harmon
     -------------------            ----------------------
                                    Gary Harmon,
                                    Vice President and Chief Financial Officer


                                    (Principal Financial and Accounting
                                    Officer and Duly Authorized Officer)