Form 10-K405
period 1999-09-30
RAMBUS INC
filed 1999-12-23
CIK 917273

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from       to


                       Commission File Number: 000-22339

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of November 30, 1999 was approximately $1.3 billion based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 23,796,308 as of November 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

   This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Results" on pages 6 through 13, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

   Since 1980, the typical operating frequency of mainstream microprocessors has increased from 5 MHz (million cycles per second) to over 700 MHz. During this same period, the typical operating frequency of a standard DRAM has increased only to 100 MHz. This growing disparity between the frequency of microprocessors and DRAMs is termed the "Performance Gap."

   While microprocessors have undergone both manufacturing and architectural improvements, significant innovations for DRAMs have generally only occurred in the manufacturing area. DRAM manufacturers have been successful in increasing DRAM "density," or storage capacity, from roughly 1 Kbit (thousand bits) to 128 Mbits (million bits) per chip, thereby reducing the number of DRAMs required for a given amount of memory. However, corresponding architectural improvements necessary to increase DRAM data transfer rates to keep pace with increasing microprocessor speeds have not occurred.

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

   The latest generation of Rambus interface technology allows data transfers of up to 1.6 gigabytes per second between a logic IC and RDRAMs by transferring data at a frequency of 800 MHz over a two byte wide bus. System performance can be further enhanced by applying Rambus interface technology to multiple channels on a logic IC. For example, a Rambus-based logic IC can utilize four channels to achieve data transfer of up to 6.4 gigabytes per second. There can be no assurance that this latest technology will result in products suitable for mass production. See "Factors Affecting Future Results- No Assurance of Adoption of Rambus Technology as an Industry Standard; Cost of Rambus Technology", "--Dependence upon PC Main Memory Market Segment and Intel" and "--Rapid Technological Change; Reliance on Fundamental Technology; Importance of Timely New Product Development."

Target Markets and Applications

   The high-speed interface technology Rambus has developed is applicable to data transfer between most semiconductor chips. The Company has chosen to concentrate the application of its technology on the interface between logic ICs and memory devices because of the acute performance needs and the relevant market sizes. While Rambus interface technology is useful in providing increased memory bandwidth in any electronic system, the Company believes that the systems which will best utilize the high bandwidth provided by current Rambus technology are the relatively high-volume, low-cost systems in which maximum performance is desired at a reasonable cost. To date, the principal applications for the Company's technology have been in video game and PC systems. Other applications include various consumer and workstation multimedia markets. These areas accounted for the sale of approximately $266 million, $495 million and $447 million of Rambus ICs by Rambus licensees in calendar 1998, 1997 and 1996, respectively.

   In November 1996, Rambus entered into a development and license contract with Intel. The contract provided for the parties to cooperate in the development of a specification for next-generation Rambus technology to be targeted at the PC main memory market segment. To date, Intel has developed and begun producing two Rambus controllers as part of new chipsets. One, designed for use with RDRAMs in workstations, was released on schedule. The other chipset, meant for use in the much larger desktop PC segment, was delayed prior to release due to technical problems. There can be no assurance that such problems have been completely solved or that the Intel chipset and Rambus technology will be successful in penetrating the market segment for PC main memory.

   Another major application for the second generation of Rambus interface technology is in the next version of the Sony video game system known as PlayStation 2. This system is scheduled to be introduced in Japan in March 2000 and in the U. S. and Europe later in the year. Other applications for the Company's technology include inkjet and laser printers, consumer products such as digital televisions and networking equipment such as high-speed Ethernet switches. There can be no assurance that sales of such products will be meaningful.

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

   Rambus provides licenses to both DRAM manufacturers and logic IC manufacturers, who can license Rambus interface technology for use in producing RDRAMs and/or logic ICs containing RACs. At September 30, 1999, Rambus had a total of 31 licensees for the newest generation of Rambus technology. Rambus licensees include fourteen DRAM manufacturers which collectively accounted for over 95% of worldwide DRAM sales in calendar 1998: Fujitsu, Hitachi, Hyundai Electronics, IBM, Micron Technology, Matsushita, Mitsubishi, NEC, Oki Electric Industry, Samsung Electronics, Siemens, Toshiba, Vanguard and Winbond. At September 30, 1999, five of these licensees were shipping RDRAMs. Rambus logic licensees include Advanced Micro Devices, Compaq, Hewlett-Packard, IBM, Intel, LSI Logic, Matsushita, NEC, S3, Texas Instruments and Toshiba. At September 30, 1999, seven logic licensees were shipping logic ICs which include RACs.

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

   Rambus has developed its technology to be manufacturable using familiar, industry-standard CMOS semiconductor processes. For this reason the Company believes that the wafer fabrication yields of RDRAMs and logic products containing RACs in mass-production volumes will be consistent with those for similar products in the same manufacturing facility. However, it is likely that for some initial startup period the newest generation of RDRAMs will have a lower than normal yield to the full 800 MHz specification, and some parts will have to be sold at a lower price based on a 700 MHz or even a 600 MHz specification. There can be no assurance that a market for such downgraded RDRAMs will develop. In addition, because of the extra Rambus interface circuitry and other features, an RDRAM chip is somewhat larger than a standard DRAM. Therefore, a manufacturer will generally produce fewer RDRAMs than standard DRAMs for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard version. Also, RDRAM manufacturers are responsible for their own manufacturing processes and Rambus has no role in the manufacture of RDRAMs. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to "shrink" or otherwise change a design to reduce the cost of the chips.

   In the latest implementation of Rambus technology, RDRAMs use newer-generation chip scale packaging ("CSP") and require high-speed testers for a portion of the test procedure. While the Company feels that packaging and testing costs for RDRAMs in mass production volumes will be no greater than for current standard DRAMs, additional capital equipment will be required and startup costs will be incurred by the manufacturers producing these newest Rambus DRAMs. In addition, for PC main memory applications memory modules (called "RIMMs"), connectors and clock chips must be produced by multiple vendors and available in volume. There is no assurance that such changes in the manufacturing processes and infrastructure of the DRAM industry will be accomplished in sufficient time and at a sufficiently competitive price to allow the development of a mass market for Rambus technology.

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

   As of September 30, 1999, Rambus had 114 employees in its engineering departments. Approximately two thirds of these employees have advanced technical degrees. In fiscal 1999, 1998 and 1997, research and development expenses were approximately $8.1 million, $9.6 million and $9.8 million, respectively. In addition, because the Company's license agreements often call for engineering support by Rambus, a substantial portion of the Company's total engineering costs has been allocated to cost of contract revenues, even though these engineering efforts have direct applicability to Rambus' technology development. The Company expects that it will continue to invest substantial funds in research and development activities. There can be no assurance that new versions of the Rambus interface technology can be developed and introduced by the Company's licensees in a timely fashion or that such new technology will be accepted by the market. Moreover, the end markets for the Company's technology are subject to rapid technological change and there can be no assurance that as such markets change the Company's interface technology will remain current and suitable.

Competition

   The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Most major DRAM manufacturers, including Rambus licensees, produce higher-frequency versions of standard DRAMs such as SDRAMs (synchronous DRAMs) which compete with RDRAMs. These companies are much larger and have better access to financial, certain technical and other resources than Rambus.

   The Company believes that its success in establishing a new high-speed memory interface has been due in part to the systems approach it has taken to solving the application needs of companies in home video game,

PC and other electronic systems businesses. However, the Company believes competitors have begun to take a similar approach. The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies. Some DRAM suppliers have begun to produce Double Data Rate ("DDR") SDRAMs, aimed at doubling the memory bandwidth from SDRAMs without increasing the clock frequency. In addition, a consortium including both large DRAM manufacturers and systems companies is developing an extension of DDR known as DDR-2. To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAMs, or are perceived to require the payment of lower royalties, the Company's licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company's future competition will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain semiconductor companies are now marketing ICs which combine logic and DRAM on the same chip. Such chips, called "embedded DRAM," eliminate the need for any chip-to-chip interface and are primarily being used for graphics applications. Embedded DRAMs are well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAMs will not increase in the future.

Patents and Intellectual Property Protection

   The Company has an active program to protect its proprietary technology through the filing of patents. At September 30, 1999, the Company held 62 United States patents on various aspects of its technology, with expiration dates ranging from 2010 to 2019 and had applications pending for an additional approximately 90 United States patents. The Company's United States patents do not prevent the manufacture or sale of Rambus-based ICs abroad. At September 30, 1999, the Company held ten foreign patents and had an additional 36 foreign patent applications pending in Taiwan, Korea, Japan and various other jurisdictions. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. The Company also relies on trademarks and trade secret laws to protect its intellectual property.

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

Employees

   As of September 30, 1999 the Company had 166 employees, including five in Japan. Of this total, 114 were in engineering, 34 were in marketing and sales, and 18 were in finance and administration. Overall, approximately three quarters of the Company's employees have technical degrees, and more than half of the

Company's employees have advanced technical degrees. The Company's future success will largely be dependent on its ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

Factors Affecting Future Results

   Unpredictable and Fluctuating Operating Results. Because many of the Company's revenue components fluctuate and are difficult to predict, and its expenses are largely independent of revenues in any particular period, it is difficult for the Company to accurately forecast revenues and profitability. Historically, contract revenues have represented the largest portion of the Company's revenues. The Company recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. While this means that contract revenues from current licenses are generally predictable, changes can be introduced by a reevaluation by Company management of the length of the post-contract support period. The initial estimate of this period is subject to revision as the Rambus IC being developed under a contract nears production, and such revision will result in an increase or decrease to the quarterly revenue for that contract. In addition, accurate prediction of revenues from new licenses is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Contract revenues also include fees for engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict. Adding to the complexity of making accurate financial forecasts is the fact that certain expenses associated with a particular contract may not be incurred evenly over the contract period, whereas contract fees associated with that contract are recognized ratably over the period during which the post-contract customer support is expected to be provided.

   Royalties accounted for 18% of total revenues in fiscal 1999. The Company believes that royalties will represent an increasing portion of total revenue in the future. Increasing royalty revenues will add to the difficulty in making accurate financial forecasts. Such royalties are recognized in the quarter in which the Company receives a report from a licensee regarding the shipment of Rambus ICs in the prior quarter, and are dependent upon fluctuating sales volumes and prices of chips containing Rambus technology, all of which are beyond the Company's ability to control or assess in advance. The Company believes that its continued success will be substantially dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of deferred revenue under existing contracts as their recognition periods expire, as well as the Company's ability to add new licensees and to license new generations of its technology to its existing licensees. Because a systems company can change its source of Rambus ICs at any time, and because the new Rambus license source could have a considerable nonrefundable prepaid royalty balance as well as different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of Rambus ICs, could have a sudden and significant adverse effect on the Company's revenues.

   The Company's business is subject to a variety of additional risks which could materially adversely affect quarterly and annual operating results, including market acceptance of the Company's technology; systems companies' acceptance of Rambus ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays or problems in the introduction or performance of enhancements or future generations of the Company's technology; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's and system companies' development schedules and levels of expenditure on research and development; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the

Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends and other factors.

   Volatility of Stock Price. The trading price of the Company's Common Stock has been subject to wide fluctuations which may continue in the future in response to quarterly variations in operating results; progress or lack of progress in the development of Rambus-based ICs by licensees or Rambus-based products by systems companies; announcements of technological innovations or new products by the Company, its licensees or its competitors; developments with respect to patents or proprietary rights and other events or factors. The trading price of the Company's Common Stock could also be subject to wide fluctuations in response to the publication of reports and changes in financial estimates by securities analysts, and it is possible that the Company's actual results in one or more future periods will fall short of those estimates by securities analysts. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

   Dependence upon Systems Companies. Although sales of Rambus ICs to systems companies which have adopted the Company's technology for their products are not made directly by the Company, such sales directly affect the amount of royalties received by the Company. Therefore, the Company's success is substantially dependent upon the adoption of the Company's interface technology by systems companies, particularly those which develop and market high-volume business and consumer products such as home video games and PCs. The Company is subject to many risks beyond its control that influence the success or failure of a particular systems company, including among others competition faced by the systems company in its particular industry; market acceptance of the systems company's products; the engineering, sales and marketing and management capabilities of the systems company; technical challenges unrelated to Rambus technology faced by the systems company in developing its products; and the financial and other resources of the systems company. The process of persuading systems companies to adopt the Company's technology can be lengthy and, even if adopted, there can be no assurance that the Rambus technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. Rambus must dedicate substantial resources to market to and support systems companies, in addition to supporting the sales and marketing and technical efforts of its licensees in promoting Rambus technology to systems companies. Even if a systems company develops a Rambus-based product, success in the market will depend in part on a supply of ICs from Rambus licensees in sufficient quantities and at commercially attractive prices. Because the Company does not control the business practices of its licensees, it has no ability to establish the prices at which its technology is made available to systems companies or the degree to which its licensees promote Rambus technology to systems companies.

   No Assurance of Adoption of Rambus Technology as an Industry Standard; Cost of Rambus Technology. An important part of the Company's strategy to become an industry standard is to penetrate new markets by targeting leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting Rambus technology. Should a high profile industry participant adopt Rambus technology for one or more of its products but fail to achieve success with those products, other industry participants' perception of Rambus technology could be adversely affected. Any such event could reduce future sales of Rambus ICs. Likewise, were a market leader to adopt and achieve success with a competing technology, the Company's reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging the Rambus solution adopted by their competitors. Failure of the Company's technology to be adopted as an industry standard would have a material adverse effect on the Company's business, financial condition and results of operations.

   One important requirement for the Company's technology to be adopted as an industry standard is for any premium in the cost of Rambus memory over alternatives to be reasonable in comparison to the perceived benefits of the technology. However, there can be no assurance that the cost premium for RDRAMs over standard memory can be reduced sufficiently to allow the development of Rambus as an industry standard. It is likely that for some initial startup period the newest generation of RDRAMs will have a lower than normal yield to the full 800 MHz specification, and some parts will have to be sold at a lower price based on a 700 MHz or even a 600 MHz specification. There can be no assurance that a market for such downgraded RDRAMs will develop or that yields to the full 800 MHz specification will reach satisfactory levels. In addition, because of the extra Rambus interface circuitry and other features, an RDRAM chip is somewhat larger than a standard DRAM. Therefore, a manufacturer will generally produce fewer RDRAMs than standard DRAMs for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard version. Also, RDRAM manufacturers are responsible for their own manufacturing processes and Rambus has no role in the manufacture of RDRAMs. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to "shrink" or otherwise change a design to reduce the cost of the chips.

   In the latest implementation of Rambus technology, RDRAMs use newer-generation chip scale packaging ("CSP") and require high-speed testers for a portion of the test procedure. While the Company feels that packaging and testing costs for RDRAMs in mass production volumes will be no greater than for current standard DRAMs, additional capital equipment will be required and startup costs will be incurred by the manufacturers producing these newest Rambus DRAMs. In addition, for PC main memory applications memory modules (called "RIMMs"), connectors and clock chips must be produced by multiple vendors and available in volume. There is no assurance that such changes in the manufacturing processes and infrastructure of the DRAM industry will be accomplished in sufficient time, nor that the cost of Rambus technology can be reduced sufficiently, to allow the development of a mass market.

   Dependence upon PC Main Memory Market Segment and Intel. An important part of the Company's strategy is to penetrate the market segment for PC main memory. Rambus believes that PC main memory currently accounts for more than one-half of all DRAMs sold. In November 1996, Rambus signed a development and license contract with Intel Corporation which provided for the parties to cooperate in the development of a specification for an extension of the RDRAM optimized for PC main memory applications. The initially-anticipated development period for the new RDRAM technology was three years. During 1999, the scheduled date for release of the initial Intel chipset incorporating a Rambus memory controller was twice delayed due to a number of technological issues which needed to be successfully resolved prior to implementation. There can be no assurance that Intel's chipsets designed for use with RDRAMs will meet market requirements. In addition, there can be no assurance that the market for high bandwidth PC main memory products, as anticipated by Intel, will develop at all or that RDRAMs will be built by the Company's licensees and purchased by PC manufacturers in sufficient quantity to become a standard for PC main memory. Under the contract, Intel can terminate its relationship with Rambus at any time. The Company established an earlier relationship with Intel several years ago, but Intel did not at that time pursue development relating to Rambus technology. There can be no assurance that Intel's current emphasis or priorities will not change in the future, resulting in less attention and fewer resources being devoted to the current Rambus relationship. Although certain aspects of the current relationship between the two companies are contractual in nature, many important aspects depend on the continued cooperation of the two companies. There can be no assurance that Rambus and Intel will be able to work together successfully over an extended period of time. In addition, there can be no assurance that Intel will not develop or adopt competing technologies in the future.

   Revenue Concentration. The Company is subject to revenue concentration risks at both the licensee and the systems company levels. In fiscal 1999, 1998, and 1997, revenues from the Company's top five licensees accounted for approximately 47%, 49% and 63% of the Company's revenues, respectively. In fiscal 1999, 1998, and 1997 NEC accounted for approximately 11%, 22% and 29% of revenues, respectively. Also in fiscal 1999, two other licensees accounted for 11% and 10% of revenues. In fiscal 1997, one other licensee accounted for 10% of revenues. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts and the volumes and prices at which the licensees have recently sold Rambus ICs to systems companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future although the Company anticipates that revenue will continue to be concentrated in a limited number of licensees.

   The royalties received by the Company are a function of the adoption of Rambus technology at the systems company level. Systems companies purchase semiconductors containing Rambus technology from Rambus licensees, and generally do not have a direct contractual relationship with the Company. The Company's licensees generally do not provide detail as to the identity of, or volume of Rambus ICs purchased by, particular systems companies. As a result, the Company faces difficulty in analyzing the extent to which its future revenues will be dependent upon particular systems companies. However, the Company believes that sales from its licensees to Nintendo have accounted for a substantial portion of royalties in the past but are unlikely to continue at such a rate in the future. In fiscal 2000 it is likely that sales by licensees to Sony and to PC manufacturers will account for the majority of the Company's royalty revenues. All these systems companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased by these companies in the future or the level of royalty-bearing revenues that the Company's licensees will receive from sales to these companies. There can be no assurance that a significant number of other systems companies will adopt the Company's technology or that the Company's dependence upon particular systems companies will decrease in the future.

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

   Rapid Technological Change; Reliance on Fundamental Technology; Importance of Timely New Product Development. The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing evolutionary improvements. Since beginning operations in 1990, the Company has derived all of its revenue from its interface technology and expects that this dependence on its fundamental technology will continue for the foreseeable future. Accordingly, broad acceptance of the Company's interface technology is critical to the Company's future success. The introduction or market acceptance of competing technology which renders the Company's interface technology less desirable or obsolete would have a rapid and material adverse effect on the Company's business, results of operations and financial condition. The announcement of new products by the Company could cause licensees or systems companies to delay or defer entering into arrangements for the use of the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Competition. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Most major DRAM manufacturers, including Rambus licensees, produce higher-frequency versions of standard DRAMs such as SDRAMs which compete with RDRAMs. These companies are much larger and have better access to financial, certain technical and other resources than Rambus.

   The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies and are beginning to take a systems approach similar to the Company's in solving the application needs of systems companies. Some DRAM suppliers have begun to produce DDR SDRAMs, aimed at doubling the memory bandwidth from SDRAMs without increasing the clock frequency. In addition, a consortium including both large DRAM manufacturers and systems companies is developing an extension of DDR known as DDR-2. To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAMs, or are perceived to require the payment of lower royalties, the Company's licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the

Company's future competition will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain semiconductor companies are now marketing ICs which combine logic and DRAM on the same chip. Such chips, called "embedded DRAM," eliminate the need for any chip-to-chip interface and are primarily being used for graphics applications. Embedded DRAMs are well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAMs will not increase in the future.

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

   Risks Associated with International Licenses. In fiscal 1999, 1998 and 1997, international revenues constituted approximately 60%, 73% and 80% of the Company's total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees have to date been denominated in United States dollars. However, to the extent that such licensees' sales to systems companies are not denominated in United States dollars, any royalties that the Company receives as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of Rambus ICs sold to the Company's foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for Rambus ICs could fall, which in turn would reduce the Company's royalties. The Company does not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of the Company's licensees are subject to a variety of risks, including tariffs, import restrictions and other trade barriers, changes in regulatory requirements, longer accounts receivable payment cycles, adverse tax consequences, export license requirements, foreign government regulation, political and economic instability and changes in diplomatic and trade relationships. In particular, the laws of certain countries in which the Company currently licenses or may in the future license its technology require significant withholding taxes on payments for intellectual property, which the Company may not be able to offset fully against its United States tax obligations. The Company is subject to the further risk of the tax authorities in those countries recharacterizing certain engineering fees as license fees, which could result in increased tax withholdings and penalties. The Company's licensees are subject to many of the risks described above with respect to systems companies which are located in different countries, particularly video game and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with international licenses of the Company's technology will not have a direct or indirect material adverse effect on the Company's business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property.

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

   Impact of Year 2000. To the extent permitted by law, the disclosure included in this paragraph is intended to constitute Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. As part of the transfer of technology to its licensees, the Company provides information in the form of implementation packages which include specifications, circuit layout databases, test parameter software and, in the case of RDRAMs, core interface specifications. Such information is not date sensitive and therefore not subject to Year 2000 problems. Since the Company does not sell any other kind of product, internal Year 2000 issues are confined to its engineering design and administrative systems. The Company has assessed the readiness of its internal computer systems and outside services for handling the Year 2000. The remediation process is underway and will be complete in all material respects by year-end. The Company believes that its internal computer systems and outside services will be Year 2000 compliant and that the risk of major disruption from these systems and services due to Year 2000 issues is minimal. Through September 30, 1999, the Company has not incurred any significant costs to ensure its internal computer systems and outside services are Year 2000 compliant, other than software purchases and upgrades which were purchased in the Company's normal course of business. The Company does not expect the cost of implementation for its internal computer systems and outside services to have a material impact on the Company's financial position or results of operations. However, the Company could be negatively affected to the extent that Year 2000 problems at its licensees or their customers could affect the shipment of Rambus ICs and the payment of royalties to the Company. Such effects on its licensees or their customers could cause the Company to miss quarterly analysts' estimates of its revenue and profits. The Company has no way of analyzing the probability of Year 2000 problems at its licensees or their customers, and therefore, there can be no assurance that the Company's licensees or their customers will be Year 2000 compliant or, in any event, that the Company will not be negatively affected from Year 2000 issues.

Item 2. Properties

   The Company leases approximately 42,000 square feet in one building in Mountain View, California for its U.S. engineering, marketing and administrative operations. The principal lease expires in 2005, with an option to extend the lease for an additional five years. In August 1999 the Company signed a lease for a 96,000 square-foot building to be constructed in Los Altos, California. The lease has an initial term of ten years, with options to extend the term for two periods of five years each. The Company anticipates moving its U.S. operations to this new building upon its completion, scheduled for late 2000. The Company also leases space in Tokyo for an office which provides sales and technical support to systems companies in Japan. The Company believes that it will not have difficulty in securing additional facilities if required.

Item 3. Legal Proceedings

   The Company has no current or threatened legal proceedings or claims.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock is listed on the Nasdaq National Market under the symbol "RMBS." The quarterly high and low prices as reported by Nasdaq are included in the table "Consolidated Supplementary Financial Data" on page 45 of this Report 10-K.

   As of November 30, 1999, there were 461 holders of record of the Company's common stock. Because many of the shares of the Company's common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never paid or declared any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                           Year Ended September 30,
                                   ------------------------------------------
                                     1999     1998    1997    1996     1995
                                   -------- -------- ------- -------  -------
                                     (in thousands except per share data)
Operations:
Total revenues.................... $ 43,370 $ 37,864 $26,015 $11,270  $ 7,364
Operating income (loss)...........    9,499    7,967   1,954  (4,568)  (6,053)
Net income (loss).................    8,718    6,788   1,981  (4,415)  (7,020)
Net income (loss) per share-
 assuming dilution................ $   0.35 $   0.28 $  0.09 $ (0.78) $ (1.33)
Financial Position (at year end):
Total assets...................... $115,773 $110,987 $87,878 $12,868  $18,307
Total debt (capital lease
 obligations).....................      --       130     512   1,297    1,616
Stockholders' equity (deficit)....   61,564   41,792  26,661 (12,144)  (7,936)

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

Overview

   Since its founding in 1990, Rambus has been engaged in the development of high-speed chip-to-chip interface technology which can be used to enhance the performance and cost-effectiveness of consumer electronics, computer systems and other electronic systems. The Company neither manufactures nor sells semiconductors incorporating the Company's technology. Rather, the Company licenses its technology on a nonexclusive and worldwide basis to semiconductor companies which manufacture and sell RDRAMs and logic ICs containing RACs to systems companies which have adopted Rambus technology. Systems companies are not required to obtain a Rambus license to incorporate licensed Rambus ICs into their products.

   Revenues. The Company's revenues consist of contract fees and royalties. Contract fees are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties, and represented approximately 82% of the Company's revenues in fiscal 1999, 76% in 1998, and 78% in 1997. The Company's contracts generally require a licensee to pay a contract fee to Rambus typically ranging from a few hundred thousand dollars for a narrow license covering a single logic product to millions of dollars for a license with broad coverage of Rambus technology. Part of these fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. All contract fees are nonrefundable.

   In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of September 30, 1999, $3.7 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $2.6 million remaining to be offset against future royalties.

   Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as "deferred revenue." As of September 30, 1999, the Company's deferred revenue was $49.8 million, substantially all of which is scheduled to be recognized in varying amounts over the next four years.

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

   As of September 30, 1999, the Company had 31 licensees. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In fiscal 1999, 1998, and 1997, revenues from the Company's top five licensees accounted for approximately 47%, 49% and 63% of the Company's revenues, respectively. In fiscal 1999, 1998, and 1997 NEC accounted for approximately 11%, 22% and 29% of revenues, respectively. Also in fiscal 1999, two other licensees accounted for 11% and 10% of revenues. In fiscal 1997, one other licensee accounted for 10% of total revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period.

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

   In fiscal 1999, 1998, and 1997, international revenues constituted 60%, 73% and 80% of the Company's total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

   Expenses. Since the Company's inception in 1990, its engineering costs (which consist of cost of contract revenues and research and development expenses) and marketing, general and administrative expenses have continually increased as the Company has added personnel and ramped up its activities in these areas. Engineering costs and marketing, general and administrative expenses generally have decreased as a percentage of revenues throughout this period due to the relatively rapid revenue base expansion which the Company experienced as it began entering into license agreements. The Company intends to continue making significant expenditures associated with engineering, marketing, general and administration, and expects that these costs and expenses will continue to be a significant percentage of revenues in future periods. Whether such expenses increase or decrease as a percentage of revenues will be substantially dependent upon the rate at which the Company's revenues change.

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

   Taxes. The Company reports certain items of income and expense for financial reporting purposes in different years than they are reported in the tax return. Specifically, the Company reports contract fees and royalties when received for tax purposes, as required by tax law. For financial reporting purposes, the Company records revenues from contract fees over the period post-contract support is expected to be provided. Thus, the Company recognizes revenue earlier for tax than for financial reporting purposes. Accordingly, the Company's net operating loss for tax purposes may be more or less than the cumulative operating deficit recorded for financial reporting purposes.

Results of Operations

   The following table sets forth, for the fiscal years indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                            1999   1998   1997
                                                            -----  -----  -----
Revenues:
  Contract revenues........................................  81.5%  75.9%  77.6%
  Royalties................................................  18.5   24.1   22.4
                                                            -----  -----  -----
    Total revenues......................................... 100.0% 100.0% 100.0%
                                                            =====  =====  =====
Costs and expenses:
  Cost of contract revenues................................  28.2   23.7   21.1
  Research and development.................................  18.7   25.5   37.7
  Marketing, general and administrative....................  31.2   29.8   33.7
                                                            -----  -----  -----
    Total costs and expenses...............................  78.1   79.0   92.5
                                                            -----  -----  -----
Operating income...........................................  21.9   21.0    7.5
Other income, net..........................................  10.0    8.9    5.2
                                                            -----  -----  -----
Income before income taxes.................................  31.9   29.9   12.7
Provision for income taxes.................................  11.8   12.0    5.1
                                                            -----  -----  -----
Net income.................................................  20.1%  17.9%   7.6%
                                                            =====  =====  =====

   Revenues. Revenues were $43.4 million, $37.9 million and $26.0 million in fiscal 1999, 1998 and 1997, respectively. Contract revenues increased 42.3% to $28.7 million in fiscal 1998 and increased 23.1% to $35.4 million in fiscal 1999 primarily as a result of the Company's entering into contracts with new licensees and additional contracts with current licensees for new developments. In addition, fiscal 1999 contract revenues include approximately $500,000 of previously deferred income from cancellation of a contract by Rambus due to nonperformance of a licensee, and approximately $3.3 million of previously deferred income due to a change in management's estimate of certain contract revenue recognition periods. Such periods are initially estimated based on management's judgment of the time over which the Company has an obligation to support its licensees. As the new generation of RDRAMs goes into production, a more accurate estimate of remaining support can be made. To the extent the new estimated period is less than the original estimate there will be a temporary increase in the amount of deferred revenue recognized. In general, the Company expects that contract revenues will decline over time due to the expiration of the period for revenue recognition on contracts booked previously, and also due to the Company's past success in signing licensees which reduces the potential number of new licensees. However, in the short term contract revenues may temporarily increase due to accelerated revenue recognition based on a combination of changes in management's estimate of contract revenue recognition periods and pending mergers and product abandonments in the DRAM industry which could result in additional contract terminations.

   In fiscal 1998, royalties increased 56.8% to $9.1 million or 24.1% of total revenues. Royalties were primarily from NEC and, the Company believes, were largely based on sales of Rambus ICs for use in the Nintendo 64 home video game system. In fiscal 1999, royalties decreased 12.3% to $8.0 million or 18.5% of total revenues. The Company believes that this decrease was a result of declining sales and/or prices for the Rambus ICs used by Nintendo as well as steep price declines in the DRAM market. The Company anticipates that its potential to generate royalties in fiscal 2000 will be largely dependent on system sales by PC manufacturers, Sony and, to a decreasing degree, Nintendo. All of these companies face intense competitive pressure in the PC and home video game markets, which are characterized by extreme volatility, seasonal fluctuations, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs which they will purchase in the future or the level of royalty-bearing revenues that the Company's licensees will receive. None of these companies is under any obligation to continue using Rambus technology in their current products or to incorporate Rambus technology into future products.

   Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, were $20.4 million, $18.6 million and $15.3 million which represented 46.9%, 49.2% and 58.8% of revenues, in fiscal 1999, 1998 and 1997, respectively. The increase in engineering costs was due primarily to an increase in engineering personnel, and the decrease as a percentage of revenues was primarily the result of the Company's growth in revenues.

   Cost of Contract Revenues. Cost of contract revenues were $12.2 million, $9.0 million and $5.5 million, which represented 28.2%, 23.7% and 21.1% of revenues, in fiscal 1999, 1998 and 1997, respectively. In fiscal 1998, cost of contract revenues increased 63.7% to $9.0 million, and increased as a percentage of revenues, primarily due to the beginning of the transition of the Company's next generation technology from the design to the implementation stage. In fiscal 1999, cost of contract revenues increased 36.1% to $12.2 million, and increased as a percentage of revenues, as the Company focused its engineering resources on the ramp of its next generation technology into the PC main memory market. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

   Research and Development. Research and development expenses were $ 8.1 million, $9.6 million, and $9.8 million, which represented 18.7%, 25.5% and 37.7% of revenues, in fiscal 1999, 1998 and 1997, respectively. In fiscal 1998, research and development expenses decreased 1.7% compared to 1997, and decreased as a percentage of total revenues, as the major portion of design work on the next generation of Rambus technology was completed and engineering focus moved to implementation activities. Similarly, in fiscal 1999 research and development expenses decreased 15.8% compared to 1998, and decreased as a percentage of total revenues, as additional engineering resources were transferred to the support of Intel, RDRAM licensees, PC OEMs and infrastructure providers on the ramp of Rambus technology into the PC main memory market. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

   Marketing, General and Administrative. Marketing, general and administrative expenses were $13.5 million, $11.3 million and $8.8 million, which represented 31.2%, 29.8% and 33.7% of revenues, in fiscal 1999, 1998 and 1997, respectively. The increase in absolute dollars in fiscal 1999 and 1998 and the increase in marketing, general and administrative expenses as a percentage of revenues in 1999 was primarily due to a buildup of the marketing and sales teams in both the U.S. and Japan as well as increased costs associated with applications engineering and other technical support provided to systems companies. The decrease in marketing, general and administrative expenses as a percentage of revenues in 1998 reflects the increased revenue base. The Company expects marketing, general and administrative expenses to increase in the future as the Company puts additional effort into marketing its technology and assisting systems companies to adapt this technology to new generations of products. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

   Other Income, Net. Other income, net consists primarily of interest income from the Company's short-term cash investments, offset by interest expense on leases and other equipment financing. Other income, net was $4.3 million, $3.4 million and $1.3 million, which represented 10.0%, 8.9% and 5.2% of revenues, in fiscal 1999, 1998 and 1997, respectively. The increase in absolute dollars was due to interest on higher average marketable securities, cash and cash equivalent balances, offset by interest associated with leased equipment. The Company expects net other income to increase in the future due to additional interest income on higher cash balances.

   Provision for Income Taxes. The Company recorded a provision for income taxes of $5.1 million in fiscal 1999, $4.5 million in fiscal 1998 and $1.3 million in fiscal 1997. The estimated federal and state combined rate on income before income taxes was 40% for the 1997 and 1998 provisions and 37% for the 1999 provision. The Company's effective tax rate differs from the statutory rate due to timing differences related to the recognition of contract revenues for tax and financial reporting purposes.

   At September 30, 1999 the Company had gross deferred tax assets of approximately $27 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The deferred tax assets of approximately $27 million, net of the valuation allowance of $21 million, as of September 30, 1999 represents management's estimate of those tax assets which it believes will more likely than not (a probability of just over fifty percent) be realized. The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant.

Contingent Warrants

   In January 1997 the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets. At the time that the achievement of the milestones becomes probable, a charge will be made to the statement of operations based on the fair value of the warrant.

   In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 400,000 shares of Rambus common stock to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, will have an exercise price of $10.00 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of September 30, 1999 a total of 30,000 of these warrants had been issued.

Liquidity and Capital Resources

   As of September 30, 1999 the Company had cash and cash equivalents and marketable securities of $95.3 million, including restricted cash of $2.5 million and a long-term component of $5.7 million. As of the same date, the Company had total working capital of $61.8 million, including a short-term component of deferred revenue of $32.3 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $94.1 million at September 30, 1999.

   The Company's operating activities provided net cash of $4.1 million, $16.3 million and $31.9 million in fiscal 1999, 1998 and 1997, respectively. Cash generated by operations in fiscal 1997 and 1998 was primarily the result of increases in deferred revenue and net income adjusted for non-cash items, offset by net payments, provisions and adjustments relating to income taxes. The increase in deferred revenue for both years was due to new billings on license contracts in excess of revenues recognized thereon. In 1999 deferred revenue decreased due to the recognition of contract revenues in excess of new billings, but this was more than offset by cash generated from net income adjusted for non-cash items and adjustments relating to income taxes.

   Net cash used in investing activities was $19.8 million, $14.4 million and $47.2 million in fiscal 1999, 1998 and 1997, respectively. Investing activities have consisted primarily of net purchases of marketable securities and purchases of property and equipment.

   Net cash provided by financing activities were $4.7 million, $3.4 million and $35.2 million in fiscal 1999, 1998 and 1997, respectively. Net cash provided by financing activities in fiscal 1997 was primarily due to completion of the Company's initial public offering of its common stock. Net cash provided by financing activities in fiscal 1998 and 1999 was primarily due to proceeds from the sale of common stock under the Company's Employee Stock Purchase and Option plans.

   The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Impact of Year 2000

   To the extent permitted by law, the disclosure included in this paragraph is intended to constitute Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. As part of the transfer of technology to its licensees, the Company provides information in the form of implementation packages which include specifications, circuit layout databases, test parameter software and, in the case of RDRAMs, core interface specifications. Such information is not date sensitive and therefore not subject to Year 2000 problems. Since the Company does not sell any other kind of product, internal Year 2000 issues are confined to its engineering design and administrative systems. The Company has assessed the readiness of its internal computer systems and outside services for handling the Year 2000. The remediation process is underway and will be complete in all material respects by year-end. The Company believes that its internal computer systems and outside services will be Year 2000 compliant and that the risk of major disruption from these systems and services due to Year 2000 issues is minimal. Through September 30, 1999, the Company has not incurred any significant costs to ensure its internal computer systems and outside services are Year 2000 compliant, other than software purchases and upgrades which were purchased in the Company's normal course of business. The Company does not expect the cost of implementation for its internal computer systems and outside services to have a material impact on the Company's financial position or results of operations. However, the Company could be negatively affected to the extent that Year 2000 problems at its licensees or their customers could affect the shipment of Rambus ICs and the payment of royalties to the Company. Such effects on its licensees or their customers could cause the Company to miss quarterly analysts' estimates of its revenue and profits. The Company has no way of analyzing the probability of Year 2000 problems at its licensees or their customers, and therefore, there can be no assurance that the Company's licensees or their customers will be Year 2000 compliant or, in any event, that the Company will not be negatively affected from Year 2000 issues.

Recent Accounting Pronouncements

   In December 1998, AcSEC released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is no vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting,
(2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is currently evaluating the impact of the requirements of SOP 98-9 and the effects, if any, on its current revenue recognition policies.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is continuing to evaluate the impact of the requirements of SFAS 133 and SFAS 137 will have on its financial statements and related disclosures.

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

   The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 1999.

                                                                   Average Rate
                                                                   of Return at
                                                                   September 30,
                                                    Carrying Value     1999
                                                    -------------- -------------
                                                    (in thousands)  (annualized)
Marketable securities:
  Cash equivalents.................................    $12,415          5.3%
  Corporate notes and bonds........................     23,528          4.0%
  Municipal notes and bonds........................     29,297          3.5%
  United States government debt securities.........     24,991          5.1%
                                                       -------
    Total marketable securities....................    $90,231
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

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Executive Officer Compensation--Executive Officers of the Company" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 1999.

Item 11. Executive Compensation

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 1999.

Item 13. Certain Relationships and Related Transactions

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions with Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) (1) Financial Statements

                                                                          Page
                                                                          ----
The following consolidated financial statements of the Registrant and
 Report of
PricewaterhouseCoopers LLP, Independent Accountants, are included herewith:
Report of PricewaterhouseCoopers LLP, Independent Accountants............  28
Consolidated Balance Sheets as of September 30, 1999 and 1998............  29
Consolidated Statements of Operations for the years ended September 30,
 1999, 1998, and 1997....................................................  30
Consolidated Statements of Stockholders' Equity for the years ended
 September 30, 1999, 1998, and 1997......................................  31
Consolidated Statements of Cash Flows for the years ended September 30,
 1999, 1998, and 1997....................................................  32
Notes to Consolidated Financial Statements...............................  33
Consolidated Supplementary Financial Data................................  45

 (a) (2) Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts...........................  47

   This financial statement schedule of the Company for each of the years ended September 30, 1999, 1998 and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

 (a) (3) Exhibits

     Exhibit Number                                 Description of Document
     --------------                                 -----------------------
      3.1(3)          Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
      3.2             Amended and Restated Bylaws of Registrant dated October 20, 1999.
      4.1(1)          Form of Registrant's Common Stock Certificate.
      4.2(1)          Amended and Restated Information and Registration Rights Agreement, dated as of
                      January 7, 1997, between Registrant and the parties indicated therein.
      4.3(1)          Form of Preferred Shares Rights Agreement dated April 1, 1997.
      4.4(1)          Common Stock Purchase Warrant dated January 7, 1997.
     10.1(1)          Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
     10.2(1) (2)      Semiconductor Technology License Agreement, dated as of July 4, 1991, between
                      Registrant and NEC Corporation.
     10.2.1(1) (2)    Amendment No. 1 to Semiconductor Technology License Agreement, dated as of
                      April 28, 1995, between Registrant and NEC Corporation.
     10.2.2(1) (2)    Supplement No. 1 to Semiconductor Technology License Agreement, dated as of
                      February 25, 1993, between Registrant and NEC Corporation.
     10.2.3(1) (2)    Supplement No. 2 to Semiconductor Technology License Agreement, dated as of
                      July 28, 1994, between Registrant and NEC Corporation.
     10.2.4(1) (2)    Supplement No. 4 to Semiconductor Technology License Agreement, dated as of
                      August 31, 1995, between Registrant and NEC Corporation.
     10.2.5(1) (2)    Supplement No. 5 to Semiconductor Technology License Agreement, dated as of
                      November 14, 1994, between Registrant and NEC Corporation.
     10.2.6(1) (2)    Supplement No. 6 to Semiconductor Technology License Agreement, dated as of
                      December 27, 1994, between Registrant and NEC Corporation.
     10.2.7(1) (2)    Supplement No. 8 to Semiconductor Technology License Agreement, dated as of
                      September 27, 1996, between Registrant and NEC Corporation.
     10.2.8(1) (2)    Supplement No. 9 to Semiconductor Technology License Agreement, dated as of
                      September 10, 1996, between Registrant and NEC Corporation.
     10.2.9(1) (2)    Supplement No. 10 to Semiconductor Technology License Agreement, dated as of
                      February 27, 1997, between Registrant and NEC Corporation.
     10.2.10(1) (2)   Supplement No. 11 to Semiconductor Technology License Agreement, dated as of
                      March 4, 1997, between Registrant and NEC Corporation.
     10.2.11(3)       TRAC Addendum to Supplement No. 11 to Semiconductor Technology License
                      Agreement, dated as of April 23, 1997, between Registrant and NEC Corporation.
     10.2.12(3)       Supplement No. 12 to Semiconductor Technology License Agreement, dated as of
                      September 26, 1997, between Registrant and NEC Corporation.
     10.2.13          Supplement No. 13 to Semiconductor Technology License Agreement, dated as of
                      February 16, 1999, between Registrant and NEC Corporation.
     10.4(1) (2)      Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.
     10.4.1(4)        Amendment No. 1 to Semiconductor Technology License Agreement, dated as of
                      July 10, 1998, between Registrant and Intel Corporation.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

 (a) (3) Exhibits (Continued)

     10.5(1)  1990 Stock Plan, as amended, and related forms of agreements.
     10.6(1)  1997 Stock Plan and related forms of agreements.
     10.7(1)  1997 Employee Stock Purchase Plan and related forms of agreements.
     10.8(1)  Standard Office Lease, dated as of March 10, 1991, between Registrant and South
              Bay/Latham.
     10.9(1)  Form of Promissory Note between the Registrant and certain executive officers.
     10.10    Office Lease, dated as of August 27, 1999, between Registrant and Los Altos--El Camino
              Associates, LLC.
     10.11    Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.
     10.12    Common Stock Equivalent Agreement, dated as of October 20, 1999, between the
              Registrant and David Mooring.
     21.1(1)  Subsidiaries of the Registrant.
     23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.
     27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to Registration Statement No. 333-22885.
(2) Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3) Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4) Incorporated by reference to the Form 10-K filed on December 9, 1998.

 (b) Reports on Form 8-K

   No Current Report on Form 8-K was filed in the fourth quarter ended September 30, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rambus Inc. and Subsidiary

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiary at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
October 14, 1999

                           RAMBUS INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (in thousands,
                                                           except share and
                                                          per share amounts)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  14,982  $  25,798
  Marketable securities..................................    72,158     53,913
  Accounts receivable, less allowance for doubtful
   accounts of $10 in 1999 and 1998......................     1,499      1,913
  Prepaid and deferred taxes.............................     7,579      7,829
  Prepaids and other current assets......................     2,260      2,340
                                                          ---------  ---------
   Total current assets..................................    98,478     91,793
Property and equipment, net..............................     4,232      3,989
Marketable securities, long-term.........................     5,658      8,357
Restricted cash..........................................     2,500        --
Deferred taxes, long-term................................     4,123      4,720
Other assets.............................................       782      2,128
                                                          ---------  ---------
   Total assets.......................................... $ 115,773  $ 110,987
                                                          =========  =========
                       LIABILITIES
Current liabilities:
  Accounts payable....................................... $     265  $     459
  Income taxes payable...................................       --          12
  Accrued salaries and benefits..........................     3,090      1,940
  Other accrued liabilities..............................     1,070      1,017
  Current portion of:
   Capital lease obligations.............................       --         130
   Deferred revenue......................................    32,279     28,617
                                                          ---------  ---------
     Total current liabilities...........................    36,704     32,175
Deferred revenue, less current portion...................    17,505     37,020
                                                          ---------  ---------
     Total liabilities...................................    54,209     69,195
                                                          ---------  ---------
Commitments and contingencies (Notes 6 and 7)
                  STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: no shares at September 30, 1999
   and
  September 30, 1998.....................................       --         --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding: 23,702,668 shares at September
   30, 1999 and 22,925,885 shares at September 30, 1998..        24         23
Additional paid-in capital...............................    78,574     67,617
Accumulated deficit......................................   (17,005)   (25,723)
Accumulated other comprehensive loss.....................       (29)      (125)
                                                          ---------  ---------
     Total stockholders' equity..........................    61,564     41,792
                                                          ---------  ---------
       Total liabilities and stockholders' equity........ $ 115,773  $ 110,987
                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended
                                                           September 30,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                       (in thousands, except
                                                        per share amounts)
Revenues:
  Contract revenues.................................. $35,353  $28,727  $20,186
  Royalties..........................................   8,017    9,137    5,829
                                                      -------  -------  -------
    Total revenues...................................  43,370   37,864   26,015
                                                      -------  -------  -------
Costs and expenses:
  Cost of contract revenues..........................  12,232    8,988    5,491
  Research and development...........................   8,123    9,649    9,815
  Marketing, general and administrative..............  13,516   11,260    8,755
                                                      -------  -------  -------
    Total costs and expenses.........................  33,871   29,897   24,061
                                                      -------  -------  -------
    Operating income.................................   9,499    7,967    1,954
Interest and other income, net.......................   4,346    3,413    1,536
Interest expense.....................................      (7)     (52)    (194)
                                                      -------  -------  -------
    Income before income taxes.......................  13,838   11,328    3,296
Provision for income taxes...........................   5,120    4,540    1,315
                                                      -------  -------  -------
    Net income....................................... $ 8,718  $ 6,788  $ 1,981
                                                      =======  =======  =======
Net income per share--basic.......................... $  0.37  $  0.30  $  0.10
                                                      =======  =======  =======
Net income per share--assuming dilution.............. $  0.35  $  0.28  $  0.09
                                                      =======  =======  =======
Number of shares used in per share calculations:
  Basic..............................................  23,332   22,704   19,548
                                                      =======  =======  =======
  Assuming dilution..................................  25,052   24,376   21,510
                                                      =======  =======  =======


                See Notes to Consolidated Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended September 30, 1999, 1998 and 1997

                           Convertible
                            Preferred                                                          Accumulated
                              Stock        Common Stock  Additional Stockholders'                 Other
                          ---------------  -------------  Paid-In       Notes     Accumulated Comprehensive
                          Shares   Amount  Shares Amount  Capital    Receivable     Deficit       Loss       Total
                          -------  ------  ------ ------ ---------- ------------- ----------- ------------- --------
                                                               (in thousands)
Balances, September 30,
1996....................   11,297  $  11    5,759  $ 6    $22,330      $  --       $(34,492)      $   1     $(12,144)
 Components of
 comprehensive income:
 Net income.............      --     --       --   --         --          --          1,981         --         1,981
 Foreign currency
 translation
 adjustments............      --     --       --   --         --          --            --          (36)         (36)
                                                                                                            --------
  Total comprehensive
  income................                                                                                       1,945
                                                                                                            --------
 Issuance of common
 stock upon initial
 public offering, net of
 issuance costs of
 $3,832.................      --     --     3,163    3     34,114         --            --          --        34,117
 Issuance of common
 stock upon exercise of
 options................      --     --     2,092    2      2,564      (1,047)          --          --         1,519
 Conversion of preferred
 stock to common stock..  (11,297)   (11)  11,297   11        --          --            --          --           --
 Repayments of
 stockholders' notes
 receivable.............      --     --       --   --         --          367           --          --           367
 Tax benefit of stock
 option exercises.......      --     --       --   --         857         --            --          --           857
                          -------  -----   ------  ---    -------      ------      --------       -----     --------
Balances, September 30,
1997....................      --     --    22,311   22     59,865        (680)      (32,511)        (35)      26,661
 Components of
 comprehensive income:
 Net income.............      --     --       --   --         --          --          6,788         --         6,788
 Foreign currency
 translation
 adjustments............      --     --       --   --         --          --            --          (90)         (90)
                                                                                                            --------
  Total comprehensive
  income................                                                                                       6,698
                                                                                                            --------
 Issuance of common
 stock upon exercise of
 options, net...........      --     --       432    1      1,217         --            --          --         1,218
 Issuance of common
 stock under Employee
 Stock Purchase Plan....      --     --       183  --       1,880         --            --          --         1,880
 Repayments of
 stockholders' notes
 receivable.............      --     --       --   --         --          680           --          --           680
 Issuance of warrant....      --     --       --   --         568         --            --          --           568
 Tax benefit of stock
 option exercises.......      --     --       --   --       4,087         --            --          --         4,087
                          -------  -----   ------  ---    -------      ------      --------       -----     --------
Balances, September 30,
1998....................      --     --    22,926   23     67,617         --        (25,723)       (125)      41,792
 Components of
 comprehensive income:
 Net income.............      --     --       --   --         --          --          8,718         --         8,718
 Foreign currency
 translation
 adjustments............      --     --       --   --         --          --            --          201          201
 Unrealized loss on
 marketable securities..      --     --       --   --         --          --            --        (105)         (105)
                                                                                                            --------
 Total comprehensive
 income.................                                                                                       8,814
                                                                                                            --------
 Issuance of common
 stock upon exercise of
 options, net...........      --     --       590    1      2,822         --            --          --         2,823
 Issuance of common
 stock under Employee
 Stock Purchase Plan....      --     --       187  --       2,032         --            --          --         2,032
 Tax benefit of stock
 option exercises.......      --     --       --   --       6,103         --            --          --         6,103
                          -------  -----   ------  ---    -------      ------      --------       -----     --------
Balances, September 30,
1999....................      --   $ --    23,703  $24    $78,574      $  --       $(17,005)      $ (29)    $ 61,564
                          =======  =====   ======  ===    =======      ======      ========       =====     ========

                See Notes to Consolidated Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended September 30,
                                              ---------------------------------
                                                 1999        1998       1997
                                              -----------  ---------  ---------
                                                      (in thousands)
Cash flows from operating activities:
 Net income.................................  $     8,718  $   6,788  $   1,981
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.............        3,127      2,835      2,070
  Non-cash compensation expense for issuance
   of warrant...............................          --         568        --
  (Gain) loss on investments and other......         (531)       666         45
  Change in operating assets and
   liabilities:
   Accounts receivable......................          414       (988)      (207)
   Prepaid taxes............................        2,191      1,768        --
   Prepaids and other current assets........           80       (308)    (1,160)
   Other assets.............................          195        (81)    (1,414)
   Accounts payable.........................         (194)        81        150
   Deferred taxes...........................        4,759     (3,253)    (5,974)
   Income taxes payable.....................          (12)    (3,280)     4,065
   Accrued salaries and benefits............        1,150        473      1,116
   Other accrued liabilities................           35        (57)       394
   Deferred revenue.........................      (15,853)    11,098     30,861
                                              -----------  ---------  ---------
    Net cash provided by operating
     activities.............................        4,079     16,310     31,927
                                              -----------  ---------  ---------
Cash flows from investing activities:
 Purchase of property and equipment.........       (3,292)    (2,229)    (3,854)
 Proceeds from sale of property and
  equipment.................................          --           6          4
 Purchases of marketable securities.........   (1,118,281)  (313,525)  (279,222)
 Maturities of marketable securities........    1,102,630    302,439    235,850
 Purchase of investments....................       (1,200)    (1,150)       --
 Sale of investments........................        2,822        --         --
 Increase in restricted cash................       (2,500)       --         --
                                              -----------  ---------  ---------
    Net cash used in investing activities...      (19,821)   (14,459)   (47,222)
                                              -----------  ---------  ---------
Cash flows from financing activities:
 Net proceeds from issuance of common
  stock.....................................        4,855      3,098     35,636
 Repayments of stockholders' notes
  receivable................................          --         680        367
 Proceeds from bank loans...................          --         --         794
 Principal payments on bank loans...........          --         --        (794)
 Principal payments on capital lease
  obligations...............................         (130)      (382)      (773)
                                              -----------  ---------  ---------
    Net cash provided by financing
     activities.............................        4,725      3,396     35,230
                                              -----------  ---------  ---------
Effect of exchange rates on cash and cash
 equivalents................................          201        (90)       (36)
                                              -----------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents................................      (10,816)     5,157     19,899
Cash and cash equivalents at beginning of
 period.....................................       25,798     20,641        742
                                              -----------  ---------  ---------
Cash and cash equivalents at end of period..  $    14,982  $  25,798  $  20,641
                                              ===========  =========  =========
Supplemental disclosure of cash flow
 information:
 Interest paid..............................  $         7  $      52  $     194
 Taxes paid.................................          408      8,874      4,224
 License of technology for common stock.....          --         --       1,200
 Issuance of stockholders' notes
  receivable................................          --         --       1,047
 Tax benefit of stock option exercises......        6,103      4,087        857

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

   The Company recognizes revenue consistent with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective January 1, 1998. This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. The Company's adoption of SOP 97-2, as amended, in the first quarter of fiscal 1999 had no material impact on the Company's results of operations.

                           RAMBUS INC. AND SUBSIDIARY

   Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. Fiscal 1999 contract revenues include approximately $3.3 million of previously deferred income due to a change in management's estimate of certain contract revenue recognition periods. Such periods are initially estimated based on management's judgment of the time over which the Company has an obligation to support its licensees. As the new generation of RDRAMs goes into production, a more accurate estimate of remaining support can be made. To the extent the new estimated period is less than the original estimate there will be a temporary increase in the amount of deferred revenue recognized.

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

 Computation of Net Income Per Share

   Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common share and common stock equivalents, if dilutive, outstanding during the period.

 Stock-Based Compensation

   The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                           RAMBUS INC. AND SUBSIDIARY

As the Company grants stock options with exercise prices equivalent to fair market value, no compensation cost has been recognized for its stock plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." See Note 7.

 Cash and Cash Equivalents

   Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. Cash equivalents present risk of changes in value because of interest rate changes. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.

 Marketable Securities

   Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

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

 Foreign Currency Translation

   The functional currency for the Company's foreign operation in Japan is the Japanese yen. The translation from the Japanese yen to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are included in stockholders' equity and comprehensive loss. Gains or losses resulting from foreign currency transactions are included in the results of operations.

 Segments

   Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one disclosable segment, using one measurement of profitability for its business. The Company has sales outside the United States, which are described in Note 12. All long-lived assets are maintained in the United States.

 Comprehensive Income

   Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation

                           RAMBUS INC. AND SUBSIDIARY
adjustments and unrealized gains and losses on marketable securities. Other comprehensive loss is presented on the statement of stockholders' equity.

 Recent Accounting Pronouncements

   In December 1998, AcSEC released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is no vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting,
(2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is currently evaluating the impact of the requirements of SOP 98-9 and the effects, if any, on its current revenue recognition policies.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is continuing to evaluate the impact of the requirements of SFAS 133 and SFAS 137 will have on its financial statements and related disclosures.

3. Business Risks and Credit Concentration

   The Company operates in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect operating results.

   The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 1999, two customers accounted for 67% and 17% of accounts receivable. At September 30, 1998, three customers accounted for 26%, 16% and 10% of accounts receivable.

   As of September 30, 1999 and 1998, the Company's cash and cash equivalents are deposited with principally one financial institution in the form of commercial paper, money market accounts, and demand deposits.

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

                          RAMBUS INC. AND SUBSIDIARY

4. Marketable Securities

   All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

                                                                 September 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
      Corporate notes and bonds................................ $23,528 $20,523
      Municipal notes and bonds................................  29,297  18,879
      United States government debt securities.................  24,991  16,989
      Foreign debt securities..................................     --    4,879
      Certificates of deposit and commercial paper.............     --    1,000
                                                                ------- -------
                                                                $77,816 $62,270
                                                                ======= =======

   Available-for-sale securities are carried at fair value. Gross unrealized gains of approximately $13,000 are netted against gross unrealized losses of approximately $118,000, net of tax, and are included as a component of stockholders' equity and comprehensive income. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income. All marketable securities classified as current have scheduled maturities of less than one year.

5. Property and Equipment, Net

   Property and equipment, net is comprised of the following (in thousands):

                                                               September 30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
      Computer equipment..................................... $  7,828  $ 6,762
      Computer software......................................    5,543    4,895
      Furniture and fixtures.................................    1,423    1,170
      Leasehold improvements.................................      589      429
                                                              --------  -------
                                                                15,383   13,256
      Less accumulated depreciation and amortization.........  (11,151)  (9,267)
                                                              --------  -------
                                                              $  4,232  $ 3,989
                                                              ========  =======

   Depreciation and amortization expense was approximately $2,985,000, $2,550,000 and $1,857,000 in the years ended September 30, 1999, 1998 and
1997.

   Property and equipment under capital leases included above is comprised of (in thousands):

                                                                  September 30,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
      Computer equipment......................................... $  --  $  296
      Furniture and fixtures.....................................    --     248
                                                                  ------ ------
                                                                     --     544
      Less accumulated amortization..............................    --    (495)
                                                                  ------ ------
                                                                  $  --  $   49
                                                                  ====== ======

                           RAMBUS INC. AND SUBSIDIARY

6. Lease Commitments

   The Company leases its present office facilities in Mountain View, California, under operating lease agreements that expire through February 2005. The Company is responsible for taxes, insurance and utilities related to the leased facilities.

   The Company has entered into an agreement to lease approximately 96,000 square feet of office space in a building currently under construction in Los Altos, California. The Company plans to relocate its headquarters to the new site upon completion in late calendar 2000. The lease has an initial term of ten years with options to renew for an additional ten years, subject to certain conditions. Rent obligations for the building commence upon occupancy or substantial completion of construction, whichever occurs first. As part of this lease transaction, the Company provided the lessor with a letter of credit restricting $2.5 million of its cash as collateral for certain of the Company's obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company's investment policy. The letter of credit is subject to reduction to $1.2 million on the first anniversary of rent commencement and to $0.6 million on the second anniversary.

   As of September 30, 1999, aggregate future minimum payments under the leases are (in thousands):

      Fiscal Year:
       2000............................................................  $ 1,034
       2001............................................................    3,698
       2002............................................................    4,682
       2003............................................................    4,822
       2004............................................................    4,960
       Thereafter......................................................   29,472
                                                                         -------
        Total minimum lease payments...................................  $48,668
                                                                         =======

   Rent expense was approximately $1,503,000, $1,309,000, and $987,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

7. Stockholders' Equity

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

   In May 1997, all of the then outstanding preferred shares were automatically converted to common stock concurrent with the closing of the initial public offering.

   As of September 30, 1999 and 1998, the total shares held by employees that were subject to repurchase was 210,486 and 390,509, respectively.

 Stock Option Plans

   In March 1990, the Company adopted the 1990 Stock Plan under which 2,657,143 shares of common stock were reserved for issuance. Incentive stock options may be granted with exercise prices of no less than fair market value, and nonqualified stock options may be granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. The

                           RAMBUS INC. AND SUBSIDIARY
options generally vest over a four-year period but may be exercised immediately subject to repurchase by the Company for those options that are not vested.


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

   A summary of activity under all stock option plans is as follows:

                                                       Options Outstanding
                                                   ----------------------------
                                        Options      Number        Weighted
                                       Available       of      Average Exercise
                                       for Grant     Shares    Price Per Share
                                       ----------  ----------  ----------------
Outstanding at September 30, 1996.....  1,065,452   3,105,450       $ 1.00
Shares reserved.......................  1,000,000         --           --
Options granted....................... (1,411,350)  1,411,350       $14.37
Options exercised.....................        --   (2,092,428)      $ 1.22
Options canceled......................     20,000     (20,000)      $ 8.00
                                       ----------  ----------
Outstanding at September 30, 1997.....    674,102   2,404,372       $ 8.55
Shares reserved.......................    440,000         --           --
Shares repurchased....................      2,837         --           --
Options terminated under 1990 Plan....   (182,425)        --           --
Options granted....................... (1,125,900)  1,125,900       $47.98
Options exercised.....................        --     (435,202)      $ 2.81
Options canceled......................    333,586    (333,586)      $45.72
                                       ----------  ----------
Outstanding at September 30, 1998.....    142,200   2,761,484       $21.10
Shares reserved.......................    857,800         --           --
Shares repurchased....................      7,000         --           --
Options terminated under 1990 Plan....    (51,950)        --           --
Options granted....................... (1,170,600)  1,170,600       $58.99
Options exercised.....................        --     (596,605)      $ 4.76
Options canceled......................    273,888    (273,888)      $43.96
                                       ----------  ----------
Outstanding at September 30, 1999.....     58,338   3,061,591       $36.75
                                       ==========  ==========

                           RAMBUS INC. AND SUBSIDIARY

   The following table summarizes information about outstanding and exercisable options as of September 30, 1999:

                      Options Outstanding                Options Exercisable
          ------------------------------------------- --------------------------
                      Weighted Average    Weighted                   Weighted
Range of    Number       Remaining        Average       Number       Average
Exercise  Outstanding Contractual Life Exercise Price Exercisable Exercise Price
 Prices   ----------- ---------------- -------------- ----------- --------------
$ 0.25--
 $ 5.00      629,388        6.26           $ 3.14       629,388       $3.14
$ 7.00--
 $42.75      656,183        7.83            19.67       260,130       10.87
$42.88--
 $53.00      613,020        8.58            49.21        24,574       47.03
$53.25--
 $59.31      933,700        9.28            57.20        17,725       55.59
$59.75--
 $63.13      229,300        9.31            61.24        14,418       61.17
           ---------                                    -------
           3,061,591        8.21           $36.75       946,235       $8.27
           =========                                    =======

   As of September 30, 1999, a total of 3,119,929 shares of common stock were reserved for issuance under all stock option plans. As of September 30, 1999, 1998 and 1997, options for the purchase of 490,191, 476,266 and 1,964,372 shares, respectively, were exercisable without being subject to repurchase by the Company.

 Employee Stock Purchase Plan

   In May 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 400,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. In fiscal 1999 and 1998, the Company issued 187,178 and 183,021 shares, respectively, under the Purchase Plan at an average price per share of $10.86 and $10.27, respectively.

 Stock-Based Compensation

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock plans. As the Company grants stock options with exercise prices equivalent to fair market value, no compensation expense has been recognized for its stock-based compensation plans. If the Company had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Purchase Plan (collectively called "options"), at the grant date consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                                           Year Ended September
                                                                   30,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
Net income as reported.................................... $8,718 $6,788 $1,981
Net income pro forma...................................... $5,413 $5,299 $1,386
Net income per share as reported.......................... $ 0.37 $ 0.30 $ 0.10
Net income per share pro forma............................ $ 0.23 $ 0.23 $ 0.07
Net income per share--assuming dilution as reported....... $ 0.35 $ 0.28 $ 0.09
Net income per share--assuming dilution pro forma......... $ 0.22 $ 0.22 $ 0.06

                           RAMBUS INC. AND SUBSIDIARY

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

   The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

                                  Stock Option Plans       Stock Purchase Plan
                             ----------------------------- -------------------
                               1999      1998      1997      1999      1998
                             --------- --------- --------- --------- ---------
Expected stock price
 volatility.................    82%       82%       71%       82%       82%
Risk-free interest rate.....    5.0%      5.1%      6.2%      4.7%      5.2%
Expected life of options     4.1 years 4.4 years 4.5 years 0.5 years 0.5 years

   The weighted-average fair value of stock options granted during the years ended September 30, 1999, 1998 and 1997 is $37.42, $31.28, and $8.79,
respectively. The weighted-average fair value of purchase rights granted under the Purchase Plan during the years ended September 30, 1999, 1998 and 1997 is $10.70, $4.65 and $4.53, respectively. Fair value is calculated using the Black-Scholes option valuation model.

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

   The effects of applying SFAS 123 on the pro forma disclosures for the years ended September 30, 1999, 1998 and 1997 are not likely to be representative of the effects on pro forma disclosures in future years. Because SFAS No. 123 is applicable only to options granted by the Company subsequent to October 1, 1995 the pro forma effect will not be fully reflected until 2001.

 Warrants

   In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technology. In January 1997, as part of this agreement, the Company issued a warrant to purchase 1,000,000 shares of common stock of the Company at a purchase price of $10.00 per share. This warrant will become exercisable only upon the achievement of certain specified performance milestones relating to shipment volumes of Rambus-based chipsets. At the time that the achievement of the milestones becomes probable, a charge will be made to the statement of operations based on the fair value of the warrant.

   In June 1998, the Company issued a warrant to purchase 25,000 shares of common stock of the Company at a price of $36.64 per share to LG Semicon. This warrant, issued as part of a DRAM incentive program among the Company's licensees, was immediately exercisable and expires seven years from date of issue. The fair value of this warrant, calculated using the Black-Scholes option pricing model, was charged to expense in the Company's consolidated statements of operations for the year ended September 30, 1998.

   In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 400,000 shares of Rambus common stock to be issued to various Rambus DRAM partners upon the achievement of certain product qualification and volume production targets associated with the introduction of the newest generation of Rambus technology.

                           RAMBUS INC. AND SUBSIDIARY

   These warrants, to be issued at the time the targets are met, have an exercise price of $10 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a charge to the statement of operations based on the fair value of these warrants at the time the achievement of the Intel milestones becomes probable. As of September 30, 1999 a total of 30,000 of these warrants have been issued.

8. Employee Benefit Plans

   The Company has a 401(k) Profit Sharing Plan (the "Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 20% of the employee's annual compensation to the Plan. The Company, at the discretion of its Board of Directors, may match employee contributions to the Plan but has not done so for the years ended September 30, 1999, 1998 and 1997.

9. Income Taxes

   The provision for income taxes comprises (in thousands):

                                                    Year Ended September 30,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
   Foreign withholding tax:
     Current...................................... $    369  $  1,225  $  1,498
   Federal:
     Current......................................       (8)    3,941     4,335
     Deferred.....................................    4,115    (2,830)   (5,999)
   State:
     Current......................................      --      2,627     2,458
     Deferred.....................................      644      (423)     (977)
                                                   --------  --------  --------
                                                     $5,120  $  4,540  $  1,315
                                                   ========  ========  ========

   The Company's effective tax rate on pretax income differs from the U.S. federal statutory regular tax rate as follows:

                                                     Year Ended September 30,
                                                     --------------------------
                                                      1999     1998      1997
                                                     -------- -------- --------
   Expense at U.S. federal statutory rate...........    35.0%    35.0%     34.0%
   Expense at state statutory rate..................     5.7      5.7       5.7
   Nondeductible amortization.......................     0.4      1.0       2.7
   R&D credit.......................................    (9.7)    (6.2)    (15.1)
   Change in valuation allowance....................    10.8     12.6      12.7
   FSC benefit......................................     --      (8.4)      --
   Other............................................    (5.2)     0.3       --
                                                     -------  -------  --------
                                                        37.0%    40.0%     40.0%
                                                     =======  =======  ========

                           RAMBUS INC. AND SUBSIDIARY

   The components of the net deferred tax assets are as follows (in thousands):

                                                                September 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Deferred tax assets:
     Deferred revenue......................................... $20,198  $26,416
     Depreciation and amortization expense....................   1,083    1,081
     Other liabilities and reserves...........................   1,006      654
     Net operating loss carryover.............................   2,701      --
     Tax credits..............................................   1,974      --
                                                               -------  -------
       Total deferred tax asset...............................  26,962   28,151
   Deferred tax liability:
     Deferred royalty cost....................................     --        (4)
   Valuation allowance........................................ (21,491) (17,918)
                                                               -------  -------
       Deferred tax assets, net............................... $ 5,471  $10,229
                                                               =======  =======

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

   The Company has net operating loss carryforwards of $6.5 million and $7.9 million for federal and state tax purposes, respectively. In addition, the Company has federal and state research and experimentation tax credit carryforwards of $0.8 million. The net operating loss carryforwards and tax credits expire between 2004 and 2019.

10. Net Income Per Share

   Net income per share is calculated as follows (in thousands, except per share data):

                                                      Year Ended September 30,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
   Net income....................................... $  8,718 $  6,788 $  1,981
                                                     ======== ======== ========
   Weighted average common shares outstanding.......   23,332   22,704   19,548
   Additional dilutive common stock equivalents.....    1,720    1,672    1,672
                                                     -------- -------- --------
   Diluted shares outstanding.......................   25,052   24,376   21,510
                                                     ======== ======== ========
   Net income per share--basic...................... $   0.37 $   0.30 $   0.10
                                                     ======== ======== ========
   Net income per share--diluted.................... $   0.35 $   0.28 $   0.09
                                                     ======== ======== ========

11. Related Party Transactions

   Chromatic Research Inc. In February 1994, the Company licensed its interface technology to Chromatic Research, Inc. ("Chromatic"), an entity in which the Company held a minority interest and had members of the board of directors in common. Under the terms of the license, Rambus received 626,053 shares of Chromatic Series B Preferred Stock (representing 5% of the then outstanding shares of Chromatic) and continuing royalties. The initial valuation of the Chromatic stock, approximately $626,000, has been fully

                           RAMBUS INC. AND SUBSIDIARY
written down by the Company. Revenue recognized as license fees under this agreement was $70,000, $119,000 and $119,000 in the years ended September 30, 1999, 1998 and 1997, respectively. As of September 30, 1999 and 1998, the remaining balance of license fees of approximately $10,000 and $81,000, respectively, is included in deferred revenue.

   In December 1997, the Company made a cash investment in Chromatic of $1,000,000 and received 142,857 shares of Series I Preferred Stock.

   In fiscal 1999, Chromatic was acquired and the Company received approximately $782,000 in exchange for its Chromatic shares. The remaining book value of the Chromatic investment of approximately $218,000 was written off against previously established reserves.

12. Business Segments, Exports and Major Customers

   The Company operates in a single industry segment.

   Three customers accounted for 11%, 11% and 10% of revenues in the year ended September 30, 1999. One customer accounted for 22% of revenues in the year ended September 30, 1998. Two customers accounted for 29% and 10% of revenues in the year ended September 30, 1997.

   The Company sells its technology to customers in the Far East, North America, and Europe. The net income and loss for all periods presented are derived primarily from the Company's North American operations, which generates revenues from the following geographic regions (in thousands):

                                                        Year Ended September 30,
                                                        ------------------------
                                                          1999    1998    1997
                                                        -------- ------- -------
   United States....................................... $ 17,404 $10,218 $ 5,076
   Japan...............................................   14,010  18,556  15,118
   Korea...............................................    4,908   6,663   5,520
   Taiwan..............................................    4,461     618     --
   Europe..............................................    2,587   1,809     301
                                                        -------- ------- -------
                                                        $ 43,370 $37,864 $26,015
                                                        ======== ======= =======

                           RAMBUS INC. AND SUBSIDIARY

                   CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

                                            Fiscal years by quarter
                          -----------------------------------------------------------
                                       1999                          1998
                          ------------------------------- ---------------------------
                            4th     3rd     2nd     1st    4th    3rd    2nd    1st
                          ------- ------- ------- ------- ------ ------ ------ ------
                                   (in thousands, except per share amounts)
                                                  (Unaudited)
Revenues:
  Contract revenues.....  $10,630 $ 8,830 $ 7,945 $ 7,948 $7,394 $7,535 $7,122 $6,676
  Royalties.............    1,675   1,802   1,914   2,626  2,269  1,625  2,529  2,714
                          ------- ------- ------- ------- ------ ------ ------ ------
   Total revenues.......   12,305  10,632   9,859  10,574  9,663  9,160  9,651  9,390
                          ------- ------- ------- ------- ------ ------ ------ ------
Costs and expenses:
  Cost of contract
   revenues.............    3,701   3,944   2,485   2,102  2,549  2,490  2,308  1,641
  Research and
   development..........    1,425   1,111   2,498   3,089  2,497  2,183  2,163  2,806
  Marketing, general and
   administrative.......    3,733   3,520   3,293   2,970  2,802  2,687  2,948  2,823
                          ------- ------- ------- ------- ------ ------ ------ ------
   Total costs and
    expenses............    8,859   8,575   8,276   8,161  7,848  7,360  7,419  7,270
Operating income........    3,446   2,057   1,583   2,413  1,815  1,800  2,232  2,120
Interest and other
 income, net............      770     900   1,657   1,012  1,117  1,018    755    471
                          ------- ------- ------- ------- ------ ------ ------ ------
Income before income
 taxes..................    4,216   2,957   3,240   3,425  2,932  2,818  2,987  2,591
Provision for income
 taxes..................    1,563     956   1,231   1,370  1,186  1,123  1,195  1,036
                          ------- ------- ------- ------- ------ ------ ------ ------
Net income..............  $ 2,653 $ 2,001 $ 2,009 $ 2,055 $1,746 $1,695 $1,792 $1,555
                          ======= ======= ======= ======= ====== ====== ====== ======
Net income per share--
 diluted................  $  0.10 $  0.08 $  0.08 $  0.08 $ 0.07 $ 0.07 $ 0.07 $ 0.06
                          ======= ======= ======= ======= ====== ====== ====== ======
Shares used in per share
 calculations...........   25,291  25,038  24,980  24,874 24,536 24,360 24,316 24,310
Stock prices:
  High..................  $115.25 $100.63 $109.50 $102.88 $66.25 $61.50 $54.81 $61.25
  Low...................  $ 59.06 $ 55.00 $ 61.25 $ 50.75 $47.75 $35.75 $38.69 $40.06

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Rambus Inc. and Subsidiary

   Our audits of the consolidated financial statements referred to in our report dated October 14, 1999 which appears in this Annual Report on Form 10-K of Rambus Inc. and Subsidiary also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
October 14, 1999

                           RAMBUS INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   Valuation allowance for doubtful accounts

                                 Additions
                      Balance at charged to Charged to
                      beginning  costs and    other                Balance at
For the year ended:   of period   expenses   accounts  Deductions end of period
-------------------   ---------- ---------- ---------- ---------- -------------
                                           (in thousands)
September 30, 1997...    $ 8        $  2       --         --           $10
September 30, 1998...    $10         --        --         --           $10
September 30, 1999...    $10         --        --         --           $10

                   Valuation allowance for deferred tax asset

                                 Additions
                      Balance at charged to Charged to
                      beginning  costs and    other                Balance at
For the year ended:   of period   expenses   accounts  Deductions end of period
-------------------   ---------- ---------- ---------- ---------- -------------
                                           (in thousands)
September 30, 1997...  $16,071     $  418      --         --         $16,489
September 30, 1998...  $16,489     $1,429      --         --         $17,918
September 30, 1999...  $17,918     $3,573      --         --         $21,491

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rambus Inc.

Date: December 22, 1999
                                          By:        /s/ Gary Harmon
                                             ---------------------------------
                                                        Gary Harmon,
                                                Sr. Vice President, Finance,
                                                Chief Financial Officer and
                                                         Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Geoff Tate
-------------------------------------- Chief Executive Officer     December 22, 1999
              Geoff Tate               and Director (Principal
                                       Executive Officer)

          /s/ David Mooring
-------------------------------------- President and Director      December 22, 1999
              David Mooring

          /s/ Gary Harmon
-------------------------------------- Sr. Vice President,         December 22, 1999
             Gary Harmon               Finance, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial and
                                       Accounting Officer)

          /s/ William Davidow
-------------------------------------- Chairman of the Board of    December 22, 1999
             William Davidow           Directors

          /s/ Bruce Dunlevie
-------------------------------------- Director                    December 22, 1999
              Bruce Dunlevie

          /s/ P. Michael Farmwald
-------------------------------------- Director                    December 22, 1999
              P. Michael Farmwald

          /s/ Charles Geschke
-------------------------------------- Director                    December 22, 1999
              Charles Geschke

          /s/ Mark Horowitz
-------------------------------------- Director                    December 22, 1999
              Mark Horowitz