Form 10-Q
period 1999-12-31
RAMBUS INC
filed 2000-02-11
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
          (Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

                                      Yes [X]     No [ ]

     The number of shares outstanding of the registrant's Common Stock, par
     value $.001 per   share, was 23,790,700 as of December 31, 1999.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX


                                                                                              PAGE
                                                                                              ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:
            Consolidated Condensed Balance Sheets
            as of December 31, 1999 and September 30, 1999.............................               1

            Consolidated Condensed Statements of Operations
            for the Three Months Ended December 31, 1999 and December 31, 1998.........               2

            Consolidated Condensed Statements of Cash Flows
            for the Three Months Ended December 31, 1999 and December 31, 1998.........               3

            Notes to Unaudited Consolidated Condensed Financial Statements.............               4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................               8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................              14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................              15

Item 6.     Exhibits and Reports on Form 8-K...........................................              15

Signature   ...........................................................................              16

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                         December 31,      September 30,
                                                                         ------------      -------------
                                                                             1999               1999
                                                                             ----               ----
                                                                         (Unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents..........................................          $  5,544          $ 14,982
  Marketable securities..............................................            82,135            72,158
  Accounts receivable................................................             2,478             1,499
  Prepaid and deferred taxes.........................................             7,423             7,579
  Prepaids and other current assets..................................             2,244             2,260
                                                                               --------          --------

     Total current assets............................................            99,824            98,478
Property and equipment, net..........................................             4,029             4,232
Marketable securities, less current portion..........................             1,509             5,658
Restricted cash......................................................             2,500             2,500
Deferred taxes, long-term............................................             3,126             4,123
Other assets.........................................................             2,020               782
                                                                               --------          --------

     Total assets....................................................          $113,008          $115,773
                                                                               ========          ========
                            LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities..          $  3,561          $  4,425
  Deferred revenue...................................................            29,542            32,279
                                                                               --------          --------

     Total current liabilities.......................................            33,103            36,704
Deferred revenue, less current portion...............................            14,629            17,505
                                                                               --------          --------

     Total liabilities...............................................            47,732            54,209
                                                                               --------          --------
                        STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding:   23,790,700 shares at December 31,
   1999 and 23,702,668 shares at September 30, 1999..................                24                24

Additional paid-in capital...........................................            80,563            78,574
Deferred stock-based compensation....................................              (719)               --
Accumulated deficit..................................................           (14,540)          (17,005)
Accumulated other comprehensive loss.................................               (52)              (29)
                                                                               --------          --------

     Total stockholders' equity......................................            65,276            61,564
                                                                               --------          --------

        Total liabilities and stockholders' equity...................          $113,008          $115,773
                                                                               ========          ========



      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                              ------------------
                                                                                 December 31,
                                                                                 ------------
                                                                             1999             1998
                                                                             ----             ----
Revenues:
  Contract revenues..................................................           $ 9,319          $ 7,948
  Royalties..........................................................             2,630            2,626
                                                                                -------          -------

     Total revenues..................................................            11,949           10,574
                                                                                -------          -------
Costs and expenses:
  Cost of contract revenues..........................................             3,531            2,102
  Research and development...........................................             2,224            3,089
  Marketing, general and administrative..............................             3,399            2,970
                                                                                -------          -------

     Total costs and expenses........................................             9,154            8,161
                                                                                -------          -------

     Operating income................................................             2,795            2,413
Other income, net....................................................               997            1,012
                                                                                -------          -------

     Income before income taxes......................................             3,792            3,425
Provision for income taxes...........................................             1,327            1,370
                                                                                -------          -------

     Net income......................................................           $ 2,465          $ 2,055
                                                                                =======          =======

Net income per share - basic.........................................             $0.10            $0.09
                                                                                =======          =======
Net income per share - diluted.......................................             $0.10            $0.08
                                                                                =======          =======

Number of shares used in per share calculations:
  Basic..............................................................            23,759           23,034
                                                                                =======          =======
  Diluted............................................................            25,170           24,874
                                                                                =======          =======



      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                                ------------------
                                                                              1999               1998
                                                                              ----               ----
Cash flows from operating activities:
  Net income.........................................................          $   2,465         $   2,055
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization...................................                758               759
     Amortization of deferred compensation...........................                 99                --
     Amortization of goodwill and other..............................                 44                11
     Change in operating assets and liabilities:
        Accounts receivable..........................................               (979)             (120)
        Prepaid and deferred taxes...................................              1,153             1,226
        Prepaids and other current assets............................                 16               316
        Other assets.................................................                 50                21
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................               (951)             (248)

        Deferred revenue.............................................             (5,613)           (2,273)
                                                                               ---------         ---------
           Net cash provided by (used in) operating activities.......             (2,958)            1,747
                                                                               ---------         ---------
Cash flows from investing activities:
  Purchase of property and equipment.................................               (555)             (487)
  Purchases of marketable securities.................................           (350,253)         (641,726)
  Maturities of marketable securities................................            344,363           644,472
  Acquired technology rights.........................................             (1,334)               --
  Sale of investments................................................                 --               782
                                                                               ---------         ---------
           Net cash provided by (used in) investing activities.......             (7,779)            3,041
                                                                               ---------         ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................              1,260             1,220
  Principal payments on capital lease obligations....................                 --               (54)
                                                                               ---------         ---------
           Net cash provided by financing activities.................              1,260             1,166
                                                                               ---------         ---------
Effect of exchange rates on cash and cash equivalents................                 39               148
                                                                               ---------         ---------
Net increase (decrease) in cash and cash equivalents.................             (9,438)            6,102
Cash and cash equivalents at beginning of period.....................             14,982            25,798
                                                                               ---------         ---------
Cash and cash equivalents at end of period...........................          $   5,544         $  31,900
                                                                               =========         =========

Supplemental disclosure of cash flow information:
  Interest paid......................................................          $      --         $       4
  Taxes paid.........................................................          $     173         $     147
  Tax benefit of stock option exercises..............................          $      --         $   1,609



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

     The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 1999, included in the Company's 1999 Annual Report on Form 10-K.

2.   Recent Accounting Pronouncements

     In October 1999, the Company adopted American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-9 (SOP 98-9), Modification of SOP 97-2, "Software Revenue Recognition." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is no vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. Adoption of SOP 98-9 had no material impact on the Company's results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities.
SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 (SFAS
137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133 and SFAS 137 will have no material impact on its financial statements and related disclosures.

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

3.   Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

     Comprehensive income for the three months ended December 31, 1999 and 1998 is as follows (in thousands; unaudited):

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                               ------------------
                                                                                            1999                 1998
                                                                                            ----                 ----
     Net income...................................................................               $2,465               $2,055
     Other comprehensive income (loss):
        Foreign currency translation adjustments..................................                   39                  148
        Unrealized loss on marketable securities..................................                  (62)                  --
                                                                                                 ------               ------
     Other comprehensive income (loss)............................................                  (23)                 148

     Total comprehensive income...................................................               $2,442               $2,203
                                                                                                 ======               ======

     Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments and unrealized losses on marketable securities.

4.   Contingent Warrants, Common Stock Equivalents, and Options

     In January 1997, the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock (the "Intel warrant") at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets (the "Intel milestones"). At the time that the achievement of the milestones becomes probable, a charge will be made to the statement of operations based on the fair value of the warrant.

     In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 400,000 shares of Rambus common stock to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, will have an exercise price of $10.00 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of December 31, 1999, a total of 60,000 of these warrants had been issued.

                          RAMBUS INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--
                                  (Continued)

4.   Contingent Warrants, Common Stock Equivalents, and Options (continued)

     In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 500,000 Common Stock Equivalents (CSEs) and to its employees approximately 531,000 options to purchase Rambus common stock for $10.00 per share. These CSEs and options will vest based upon the achievement of key indicators of success for Rambus, including shipment volumes of Rambus-based chipsets, which will result in a charge to the statement of operations based on the fair value of the CSEs and options at the time achievement becomes probable.

5.   Income Taxes

     The Company recorded a provision for income taxes of $1.3 million in the first quarter of fiscal 2000 compared to a provision of $1.4 million in the first quarter of fiscal 1999. The estimated federal and state combined rates on pretax income for the first quarters of fiscal 2000 and 1999 were 35% and 40%, respectively. The Company's effective tax rate for the first quarter of fiscal 1999 differs from the statutory rate due to the valuation allowance impact of timing differences related to the recognition of contract revenues for tax and financial reporting purposes.

     At December 31, 1999, the Company had gross deferred tax assets of approximately $26 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of such assets. The valuation allowance will be adjusted if management determines that the likelihood of the Company's ability to realize these tax assets has changed.

6.   Acquired Technology Rights

     In November 1999, the Company acquired rights to the intellectual property assets of a network technology company for approximately $1.3 million in cash. The value of these assets will be amortized over five years. As a part of this transaction, the Company also committed to provide certain key employees of the acquired company with $1.8 million of deferred cash and stock-based compensation, subject to vesting. Such deferred compensation will be recognized over the vesting terms, ranging from 2-4 years.

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


7.  Net Income Per Share

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

                                                                                              Three Months Ended
                                                                                                 December 31,
                                                                                    ---------------------------------------
                                                                                           1999                 1998
                                                                                    -------------------  ------------------

Net income........................................................................              $ 2,465             $ 2,055
                                                                                                =======             =======

Weighted average common shares outstanding........................................               23,759              23,034
Additional dilutive common stock equivalents......................................                1,411               1,840
                                                                                                -------             -------

Diluted shares outstanding........................................................               25,170              24,874
                                                                                                =======             =======

Net income per share - basic......................................................              $  0.10             $  0.09
                                                                                                =======             =======

Net income per share - diluted....................................................              $  0.10             $  0.08
                                                                                                =======             =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The forward-looking statements contained in this discussion and analysis involve risks and uncertainties which could cause future actual results to differ materially. Such risks include market acceptance of the Company's technology; systems companies' acceptance of Rambus ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; delays, lack of cost-competitiveness or other problems in the introduction or performance of Rambus ICs or products which include Rambus ICs including, but not limited to, RDRAMs, Intel Rambus-based chipsets and the Sony PlayStation2; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays, lack of cost-competitiveness or other problems in the introduction or performance of enhancements or future generations of the Company's technology; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's, licensees' and system companies' development and product introduction schedules and levels of expenditure on research and development and marketing; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends. A more detailed discussion of risks faced by the Company is set forth in the Company's 1999 Annual Report on Form 10-K filed with the SEC.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations and the percentage change of such items between periods:

                                                        Percent of Total Revenues,
                                                            Three Months Ended                  Percent
                                                               December 31,                     Change,
                                                   -------------------------------------        1999 v.
                                                          1999               1998                1998
                                                   ------------------  -----------------  ------------------
Revenues:
  Contract revenues  ............................               78.0%              75.2%               17.2%
  Royalties  ....................................               22.0               24.8                 0.2
                                                              ------             ------
     Total revenues  ............................             100.0 %            100.0 %               13.0
                                                              ======             ======
Costs and expenses:
  Cost of contract revenues  ....................               29.6               19.9                68.0
  Research and development  .....................               18.6               29.2               (28.0)
  Marketing, general and administrative  ........               28.4               28.1                14.4
                                                              ------             ------
     Total costs and expenses  ..................               76.6               77.2                12.2
                                                              ------             ------
Operating income  ...............................               23.4               22.8                15.8
Other income, net  ..............................                8.3                9.6                (1.5)
                                                              ------             ------
Income before income taxes  .....................               31.7               32.4                10.7
Provision for income taxes  .....................               11.1               13.0                (3.1)
                                                              ------             ------
Net income  .....................................               20.6%              19.4%               20.0%
                                                              ======             ======

  Revenues. Total revenues for the three months ended December 31, 1999 increased 13.0% to $11.9 million from $10.6 million in the comparable three-month period of the previous year. Contract revenues increased 17.2% to $9.3 million (78.0% of total revenues) in the first quarter of fiscal 2000 from $7.9 million (75.2% of total revenues) in the comparable period of fiscal 1999. Approximately $3.0 million of this increase is attributable to a change in management's estimate of certain contract revenue recognition periods, which occurred in the fourth quarter of fiscal 1999. Such periods are initially estimated based upon management's judgment of the time over which the Company has an obligation to support its licensees. As the new generation of Rambus technology went into production late in fiscal 1999, a more accurate estimate of the remaining support period could be made. To the extent the new estimated periods were less than the original estimates, the amount of deferred revenue recognized in the first quarter of fiscal 2000 was greater than in the comparable period of fiscal 1999. This increase was partially offset by the ending of revenue recognition on contracts for which the contract period had expired, including the Texas Instruments ("TI") DRAM contract. Each of the four quarters of fiscal 1999 included approximately $900,000 of contract revenue from the TI DRAM contract. This revenue was recognized on an accelerated basis due to the sale of TI's DRAM business to Micron and was fully recognized by the end of fiscal 1999.

  The Company expects that contract revenues will decline over time as the revenue recognition periods expire for contracts booked previously. The Company's past success in signing licensees has reduced the number of potential new licensees, which also contributes to the anticipated decline in contract revenues. However, in the short term, contract revenues may temporarily increase due to accelerated revenue recognition related to a combination of changes in management's estimate of contract revenue recognition periods and pending mergers and product abandonments in the DRAM industry, which could result in contract terminations.

  Royalties in the first quarter of fiscal 2000 were $2.6 million (22.0% of total revenues), flat with the $2.6 million (24.8% of total revenues) reported in the comparable period of fiscal 1999. The Company believes that much of its royalty revenue in each of these periods was due to shipments of Rambus ICs for use in the Nintendo 64 home video game system. As was the case in fiscal 1999, the Company expects Nintendo royalties to decrease seasonally over the next two quarters. However, during the same period, the Company expects to recognize the first royalties from the shipment of Rambus ICs for use in desktop PCs and workstations as well as the Sony PlayStation2.

  Because of the use of its technology in these new markets, the Company believes that royalties will become an increasing portion of its revenues in the future. To date, a majority of the Company's royalties has been derived from the sale of logic ICs incorporating RACs. If the Company is successful in its strategy to penetrate the PC main memory market segment, the Company expects that royalties from the sale of RDRAMs will eventually account for the largest portion of royalties. The Company's royalty revenue is largely a function of the adoption of Rambus technology by systems companies and the acceptance of the systems companies' products by end users. The markets addressed by systems companies using Rambus ICs, such as Nintendo, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from quarter to quarter.

  As of December 31, 1999, the Company had 32 active licensees compared to 29 such licensees at December 31, 1998. Because all of the Company's revenues are derived from its relatively small number of licensees, revenues tend to be highly concentrated. In the first quarter of fiscal 2000, the Company's top five licensees accounted for 46% of total revenues. During this period, NEC accounted for 15% of total revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period.

  To date, companies based in Japan, Korea and Taiwan have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the first quarter of fiscal 2000, international revenues comprised 69% of total revenues. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

  In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of December 31, 1999, $4.3 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $2.0 million remaining to be offset against future royalties.

  Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as deferred revenue. As of December 31, 1999, the Company's deferred revenue was $44.2 million, substantially all of which is scheduled to be recognized in varying amounts over the next four years.

  Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 10.9% to $5.8 million (48.2% of total revenue) in the first quarter of fiscal 2000 from $5.2 million (49.1% of total revenue) in the comparable period of fiscal 1999. The increase in absolute dollars is primarily attributable to engineering personnel added to support the launch of Rambus technology into the PC main memory market, the Company's announced technology roadmap improvements, and new initiatives in the communications market and chip-to-chip connections.

  Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues increased to 29.6% in the first quarter of fiscal 2000 from 19.9% in the comparable period of fiscal 1999. Cost of revenues accounted for 61% of total engineering costs in the first quarter of fiscal 2000, up from 40% in the comparable period of fiscal 1999. The increase in cost of contract revenues as a percentage of total revenues and as a percentage of total engineering costs is primarily due to an increase in the proportion of the Company's engineering costs attributable to the implementation of its technology for licensee-specific processes as the Company focused its engineering resources on the launch and ramp of its technology into the PC main memory market. The Company believes that the level of cost of contract revenues will fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

  Research and Development. Research and development expenses as a percentage of total revenues decreased to 18.6% in the first quarter of fiscal 2000 from 29.2% in the comparable period of fiscal 1999. Research and development expenses accounted for 39% of total engineering costs in the first quarter of fiscal 2000, down from 60% in the comparable period of fiscal 1999. Research and development expenses decreased as a percentage of total revenues and as a percentage of total engineering costs as additional engineering resources were transferred to the support of Intel, RDRAM licensees, PC OEMs and infrastructure providers on the ramp of Rambus technology into the PC main memory market. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

  Marketing, General and Administrative. Marketing, general and administrative expenses increased 14.4% to $3.4 million in the first quarter of fiscal 2000 from $3.0 million in the comparable period of fiscal 1999. The increase in absolute dollars as well as the slight increase as a percentage of revenues from 28.1% in the fiscal 1999 period to 28.4% in fiscal 2000 were primarily due to increases in marketing personnel and other support costs and the addition of administrative personnel to support legal enforcement of the Company's patents and other intellectual property rights. Partially offsetting these increases was a reduction of approximately $500,000 to a management bonus accrual. Management bonus expense is recognized ratably throughout the year as it is earned, but a substantial portion of the actual payments is based upon achievement of goals which cannot be determined until the end of the calendar year. In this case, certain of the goals were not achieved, which meant that the corresponding portion of the accrued bonuses would not be paid and the accrual was reduced in the December quarter. The Company expects marketing, general and administrative expenses to increase in the future as the Company focuses additional resources upon marketing its technology, assisting systems companies with adapting this technology to new generations of products, and protecting its intellectual property rights through legal actions. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

  Other Income, Net. Other income, net consists primarily of interest income from the Company's short-term cash investments. Other income, net in the first quarter of fiscal 2000 was $1.0 million (8.3% of total revenues), flat compared to $1.0 million (9.6% of total revenues) in the comparable period of fiscal 1999. The effect of an increase in average invested balances in the fiscal 2000 period compared to the comparable period of fiscal 1999 was offset by a decline in average interest rates.

  Provision for Income Taxes. The Company recorded a provision for income taxes of $1.3 million in the first quarter of fiscal 2000 compared to a provision of $1.4 million in the first quarter of fiscal 1999. The estimated federal and state combined rates on pretax income for the first quarters of fiscal 2000 and 1999 were 35% and 40%, respectively. The Company's effective tax rate for the first quarter of fiscal 1999 differs from the statutory rate due to the valuation allowance impact of timing differences related to the recognition of contract revenues for tax and financial reporting purposes.

  At December 31, 1999, the Company had gross deferred tax assets of approximately $26 million, primarily relating to the difference between tax and book treatment of deferred revenue. The Company has established a partial valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of such assets. The valuation allowance will be adjusted if management determines that the likelihood of the Company's ability to realize these tax assets has changed.

Contingent Warrants, Common Stock Equivalents, and Options

  In January 1997, the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock (the "Intel warrant") at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets (the "Intel milestones"). At the time that the achievement of the milestones becomes probable, a charge will be made to the statement of operations based on the fair value of the warrant.

  In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 400,000 shares of Rambus common stock to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, will have an exercise price of $10.00 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of December 31, 1999, a total of 60,000 of these warrants had been issued.

  In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 500,000 Common Stock Equivalents (CSEs) and to its employees approximately 531,000 options to purchase Rambus common stock for $10.00 per share. These CSEs and options will vest based upon the achievement of key indicators of success for Rambus, including shipment volumes of Rambus-based chipsets, which will result in a charge to the statement of operations based on the fair value of the CSEs and options at the time achievement becomes probable.

Liquidity and Capital Resources

  As of December 31, 1999, the Company had cash and cash equivalents and marketable securities of $91.7 million, including restricted cash of $2.5 million and a long-term marketable securities component of $1.5 million. As of the same date, the Company had total working capital of $66.7 million, including a short-term component of deferred revenue of $29.5 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue the Company expects to recognize over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $96.2 million as of December 31, 1999.

  The Company's operating activities used net cash of $3.0 million in the first quarter of fiscal 2000 compared to net cash provided of $1.7 million in the comparable period of fiscal 1999. In the fiscal 2000 period, net cash used in operating activities consisted mainly of a decrease in deferred revenue and an increase in accounts receivable, partially offset by net income adjusted for non-cash items, and adjustments relating to income taxes. The decrease in deferred revenue represents contract revenues recognized in excess of new contract billings.

  Net cash used in investing activities was $7.8 million in the first quarter of fiscal 2000 compared to net cash provided of $3.0 million in the first quarter of fiscal 1999. Net cash used in investing activities in the fiscal 2000 period consisted of net purchases of marketable securities, costs of acquired technology rights, and purchases of property and equipment.

  Net cash provided by financing activities was $1.3 million in the first quarter of fiscal 2000 compared to $1.2 million in the comparable period of fiscal 1999. The primary source of net cash provided by financing activities was sales of the Company's common stock pursuant to employee stock plans.

  The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Impact of Year 2000

  To the extent permitted by law, the disclosure included in this paragraph is intended to constitute Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. As part of the transfer of technology to its licensees, the Company provides information in the form of implementation packages which include specifications, circuit layout databases, test parameter software and, in the case of RDRAMs, core interface specifications. Such information is not date sensitive and therefore not subject to Year 2000 problems. Since the Company does not sell any other kind of product, internal Year 2000 issues are confined to its engineering design and administrative systems. To date, the Company has not encountered any problems with such systems. However, the Company could be negatively affected to the extent that Year 2000 problems at its licensees could affect the shipment of Rambus ICs and the payment of royalties to the Company. Such affects on its licensees could cause the Company to miss quarterly analysts estimates of its revenue and profits. The Company has no evidence that such problems have occurred, but also has no way of analyzing the probability of Year 2000 problems at its licensees, and therefore, there can be no assurance that the Company's licensees are Year 2000 compliant or, in any event, that the Company will not be negatively affected by Year 2000 issues. Through December 31, 1999, the Company has not incurred any significant costs to ensure its internal computer systems are Year 2000 compliant, other than software purchases and upgrades which were purchased in the Company's normal course of business. The Company does not expect the cost of implementation for its internal computer systems to have a material impact on the Company's financial position or results of operations.

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

  The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1999.

                                                                                                Average Rate
                                                                                                Of Return at
                                                                            Carrying            December 31,
                                                                             Value                  1999
                                                                         (in thousands)         (annualized)
Investment portfolio:
  Cash equivalents..................................................       $ 3,647                   5.5%
  Corporate notes and bonds.........................................        15,422                   4.8%
  Municipal notes and bonds.........................................        27,236                   3.5%
  United States government debt securities..........................        40,986                   5.5%
                                                                           -------

     Total investment portfolio.....................................       $87,291
                                                                           =======

                         PART II -- OTHER  INFORMATION


Item 1.  Legal Proceedings

  In January 2000, the Company filed suit against Hitachi Ltd. for willful patent infringement (United States District Court of Delaware Civil Action No. 00 029). The Company is seeking injunctions against the manufacture, use and sale of certain Hitachi memory and microprocessor products that infringe Rambus patents. The Company is also seeking punitive damages from Hitachi. Rambus seeks to halt the importation, sale, manufacture and use of certain Hitachi semiconductor products which directly or contributorily infringe four Rambus patents. The suit was filed after Hitachi failed to respond to repeated requests by Rambus to conduct further discussions regarding a detailed infringement analysis of Hitachi's non-RDRAM-compatible products, which was presented to Hitachi by Rambus in 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.  Financial Data Schedule

(b)      Reports on Form 8-K

         None.



Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RAMBUS INC.



Date:     February 11, 2000           By:   /s/  Gary Harmon
      ---------------------               ----------------------
                                          Gary Harmon,
                                          Sr. Vice President, Finance,
                                          Chief Financial Officer and Secretary

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)