Form 10-Q
period 2000-03-31
RAMBUS INC
filed 2000-05-11
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

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

                                 Yes [X]   No  [_]

     The number of shares outstanding of the registrant's Common Stock, par
     value $.001 per   share, was 23,933,900 as of March 31, 2000.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX


                                                                                                    PAGE
                                                                                                    ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of March 31, 2000 and September 30, 1999................................               1

            Consolidated Condensed Statements of Operations
            for the Three and Six Months Ended March 31, 2000 and March 31, 1999.......               2

            Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended March 31, 2000 and March 31, 1999.................               3

            Notes to Unaudited Consolidated Condensed Financial Statements.............               4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................               8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................              15

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................              16

Item 4.     Submission of Matters to a Vote of Security Holders........................              16

Item 6.     Exhibits and Reports on Form 8-K...........................................              17

Signature   ...........................................................................              18

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                              March 31,       September 30,
                                                                              ---------       -------------
                                                                                 2000              1999
                                                                                 ----              ----
                                                                              (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents..........................................         $   7,512          $ 14,982
  Marketable securities..............................................            84,829            72,158
  Accounts receivable................................................             2,000             1,499
  Prepaid and deferred taxes.........................................             4,028             7,579
  Prepaids and other current assets..................................             2,513             2,260
                                                                              ---------          --------
     Total current assets............................................           100,882            98,478
Property and equipment, net..........................................             3,988             4,232
Marketable securities, less current portion..........................             1,015             5,658
Restricted cash......................................................             2,500             2,500
Deferred taxes, long-term............................................             2,204             4,123
Other assets.........................................................             3,718               782
                                                                              ---------          --------
     Total assets....................................................         $ 114,307          $115,773
                                                                              =========          ========
                                   LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities..         $   7,890          $  4,425
  Deferred revenue...................................................            26,392            32,279
                                                                              ---------          --------
     Total current liabilities.......................................            34,282            36,704
Deferred revenue, less current portion...............................             8,611            17,505
                                                                              ---------          --------
     Total liabilities...............................................            42,893            54,209
                                                                              ---------          --------
                              STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 60,000,000 shares;
  Issued and outstanding:   23,933,900 shares at March 31, 2000
   and 23,702,668 shares at September 30, 1999.......................                24                24
Additional paid-in capital...........................................           253,478            78,574
Deferred stock-based compensation....................................              (689)               --
Accumulated deficit..................................................          (181,381)          (17,005)
Accumulated other comprehensive loss.................................               (18)              (29)
                                                                              ---------          --------
     Total stockholders' equity......................................            71,414            61,564
                                                                              ---------          --------
        Total liabilities and stockholders' equity...................         $ 114,307          $115,773
                                                                              =========          ========


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                                              Three Months Ended              Six Months Ended
                                                              ------------------              ----------------
                                                                   March 31,                      March 31,
                                                                   ---------                      ---------
                                                             2000             1999          2000             1999
                                                             ----             ----          ----             ----
Revenues:
  Contract revenues.................................      $  12,191         $ 7,945      $  21,510         $15,893
  Royalties.........................................          3,503           1,914          6,133           4,540
                                                          ---------         -------      ---------         -------
     Total revenues.................................         15,694           9,859         27,643          20,433
                                                          ---------         -------      ---------         -------
Costs and expenses:
  Cost of contract revenues.........................          3,018           2,485          6,549           4,587
  Research and development..........................          2,900           2,498          5,124           5,587
  Marketing, general and administrative.............          5,064           3,293          8,463           6,263
  Employee stock-related compensation expense.......        171,085              --        171,085              --
                                                          ---------         -------      ---------         -------
     Total costs and expenses.......................        182,067           8,276        191,221          16,437
                                                          ---------         -------      ---------         -------
     Operating income (loss)........................       (166,373)          1,583       (163,578)          3,996
Other income, net...................................          1,167           1,657          2,164           2,669
                                                          ---------         -------      ---------         -------
     Income (loss) before income taxes..............       (165,206)          3,240       (161,414)          6,665
Provision for income taxes..........................          1,635           1,231          2,962           2,601
                                                          ---------         -------      ---------         -------
     Net income (loss)..............................      $(166,841)        $ 2,009      $(164,376)        $ 4,064
                                                          =========         =======      =========         =======

Net income (loss) per share - basic.................      $   (6.98)        $  0.09       $  (6.90)        $  0.18
                                                          =========         =======      =========         =======
Net income (loss) per share - diluted...............      $   (6.98)        $  0.08       $  (6.90)        $  0.16
                                                          =========         =======      =========         =======

Number of shares used in per share calculations:
  Basic.............................................         23,889          23,209         23,824          23,121
  Diluted...........................................         23,889          24,980         23,824          24,933



      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                 2000              1999
                                                                                 ----              ----
Cash flows from operating activities:
  Net income (loss)..................................................         $(164,376)        $   4,064
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Non-cash employee stock-related compensation....................           169,878                --
     Depreciation and amortization...................................             1,467             1,565
     Amortization of deferred compensation...........................               262                --
     Amortization of goodwill and other..............................               111              (696)
     Change in operating assets and liabilities:
        Accounts receivable..........................................              (501)              (91)
        Prepaid and deferred taxes...................................             5,470             3,980
        Prepaids and other current assets............................              (253)               93
        Other assets.................................................               287               (46)
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................             3,243               980
        Deferred revenue.............................................           (14,781)           (4,468)
                                                                              ---------         ---------
           Net cash provided by operating activities.................               807             5,381
                                                                              ---------         ---------
Cash flows from investing activities:
  Purchase of property and equipment.................................            (1,223)           (2,083)
  Purchases of marketable securities.................................          (490,433)         (757,041)
  Maturities of marketable securities................................           482,380           742,369
  Acquired technology rights.........................................            (1,334)               --
  Purchases of investments...........................................            (2,000)           (1,200)
  Sales of investments...............................................                --             2,822
                                                                              ---------         ---------
           Net cash used in investing activities.....................           (12,610)          (15,133)
                                                                              ---------         ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................             4,297             1,803
  Principal payments on capital lease obligations....................                --              (101)
                                                                              ---------         ---------
           Net cash provided by financing activities.................             4,297             1,702
                                                                              ---------         ---------
Effect of exchange rates on cash and cash equivalents................                36               107
                                                                              ---------         ---------
Net decrease in cash and cash equivalents............................            (7,470)           (7,943)
Cash and cash equivalents at beginning of period.....................            14,982            25,798
                                                                              ---------         ---------
Cash and cash equivalents at end of period...........................         $   7,512         $  17,855
                                                                              =========         =========

Supplemental disclosure of cash flow information:
  Interest paid......................................................         $      --         $       8
  Taxes paid.........................................................         $     418         $     247
  Tax benefit of stock option exercises..............................         $      --         $   2,615



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

     Comprehensive income (loss) is as follows (in thousands; unaudited):

                                                             Three Months Ended               Six Months Ended
                                                                 March 31,                       March 31,
                                                                 ---------                       ---------
                                                             2000          1999              2000          1999
                                                             ----          ----              ----          ----
Net income (loss)......................................   $(166,841)      $2,009          $(164,376)      $4,064
Other comprehensive income (loss):
      Foreign currency translation adjustments.........         (2)         (41)                36          107
      Unrealized gain (loss) on marketable
       securities......................................          36           --                (25)          --
                                                          ---------       ------          ---------       ------
Other comprehensive income (loss)......................          34          (41)                11          107

Total comprehensive income (loss)......................   $(166,807)      $1,968          $(164,365)      $4,171
                                                          =========       ======          =========       ======

     Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities.

4.   Contingent Warrants, Common Stock Equivalents, and Options

  In January 1997, the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock (the "Intel warrant") at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets (the "Intel milestones"). At the time that the achievement of the milestones becomes probable, a non-cash charge will be made to the statement of operations based on the fair value of the warrant.

  In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 400,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, will have an exercise price of $10.00 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of March 31, 2000, a total of 90,000 of these warrants had been issued.

  In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 500,000 Common Stock Equivalents (CSEs) and to its employees approximately 540,000 options to purchase Rambus common stock for $10.00 per share. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $200 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal

                           RAMBUS INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--
                                  (Continued)

4.   Contingent Warrants, Common Stock Equivalents, and Options (continued)

2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

5.   Income Taxes

  The Company recorded a provision for income taxes of $1.6 million and $3.0 million in the second quarter and first six months of fiscal 2000, respectively, compared to a provision of $1.2 million and $2.6 million in the comparable periods of fiscal 1999, respectively. The estimated federal and state combined rates on pretax income, excluding non-cash employee stock-related compensation expense, for the first half of fiscal 2000 and fiscal 1999 were 35% and 39%, respectively. The Company's effective tax rate differs from the statutory rate due to the valuation allowance impact of timing differences related to the recognition of contract revenues for tax and financial reporting purposes.

6.   Acquired Technology Rights

     In November 1999, the Company acquired rights to the intellectual property assets of a network technology company for approximately $1.3 million in cash. The value of these assets will be amortized over five years. As a part of this transaction, the Company also committed to provide certain key employees of the acquired company with $1.8 million of deferred cash and stock-based compensation, subject to vesting. Such deferred compensation will be recognized over the vesting terms, ranging from 2 to 4 years. Research and development expenses include approximately $230,000 and $373,000 of such acquisition-related expenses in the second quarter and first six months of fiscal 2000, respectively.

                          RAMBUS INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--
                                  (Continued)

7.   Net Income (Loss) Per Share

     Net income (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents outstanding during the period. In periods of net loss, common stock equivalents are excluded from the diluted loss per share calculation since their effect is antidilutive. In the three and six months ended March 31, 2000, the numbers of common stock equivalents excluded from diluted loss per share calculations because they are antidilutive are 3,125,712 and 2,567,030, respectively. Net income (loss) per share is calculated as follows (in thousands, except per share data; unaudited):

                                                                   Three Months Ended            Six Months Ended
                                                                       March 31,                    March 31,
                                                               -----------------------       -----------------------
                                                                  2000          1999            2000          1999
                                                               ---------       -------       ---------       -------
Net income (loss)..........................................    $(166,841)      $ 2,009       $(164,376)      $ 4,064
                                                               =========       =======       =========       =======
Weighted average common shares outstanding.................       23,889        23,209          23,824        23,121
Additional dilutive common stock equivalents...............           --         1,771              --         1,812
                                                               ---------       -------       ---------       -------
Diluted shares outstanding.................................       23,889        24,980          23,824        24,933
                                                               =========       =======       =========       =======
Net income (loss) per share - basic........................    $   (6.98)      $  0.09       $   (6.90)      $  0.18
                                                               =========       =======       =========       =======
Net income (loss) per share - diluted......................    $   (6.98)      $  0.08       $   (6.90)      $  0.16
                                                               =========       =======       =========       =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The forward-looking statements contained in this discussion and analysis involve risks and uncertainties which could cause future actual results to differ materially. Such risks include market acceptance of the Company's technology; systems companies' acceptance of Rambus ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; delays, lack of cost-competitiveness or other problems in the introduction or performance of Rambus ICs or products which include Rambus ICs including, but not limited to, RDRAMs, Intel Rambus-based chipsets and the Sony PlayStation2; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays, lack of cost-competitiveness or other problems in the introduction or performance of enhancements or future generations of the Company's current technology or new products; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's, licensees' and system companies' development and product introduction schedules and levels of expenditure on research and development and marketing; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends. A more detailed discussion of risks faced by the Company is set forth in the Company's 1999 Annual Report on Form 10-K filed with the SEC.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations and the percentage change of such items between periods:

                                                  Percent of Total Revenues,     Percent
                                                      Three Months Ended         Change
                                                          March 31,              2000 v.
                                                  --------------------------
                                                    2000              1999        1999
                                                  --------          --------    --------
Revenues:
   Contract revenues............................      77.7 %          80.6 %      53.4 %
   Royalties....................................      22.3            19.4        83.0
                                                  --------          ------
      Total revenues............................     100.0 %         100.0 %      59.2 %
                                                  ========          ======
Costs and expenses:
    Cost of contract revenues...................      19.2            25.2        21.4
    Research and development....................      18.5            25.3        16.1
    Marketing, general and administrative.......      32.3            33.4        53.8
    Employee stock-related compensation
     expense....................................   1,090.0              --           *
                                                  --------          ------
      Total costs and expenses..................   1,160.0            83.9           *
                                                  --------          ------
Operating income (loss).........................  (1,060.0)           16.1           *
Other income, net...............................       7.4            16.8       (29.6)
                                                  --------          ------
Income (loss) before income taxes...............  (1,052.6)           32.9           *
Provision for income taxes......................      10.4            12.5        32.8
                                                  --------          ------
Net income (loss)...............................  (1,063.0)%          20.4 %         * %
                                                  ========          ======

                                                   Percent of Total Revenues,     Percent
                                                        Six Months Ended          Change
                                                           March 31,              2000 v.
                                                   --------------------------
                                                     2000              1999        1999
                                                   --------          --------    --------
Revenues:
   Contract revenues.............................     77.8 %           77.8%       35.3 %
   Royalties.....................................     22.2             22.2        35.1
                                                   -------           ------
      Total revenues.............................    100.0 %          100.0%       35.3 %
                                                   =======           ======
Costs and Expenses:
    Cost of contract revenues....................     23.7             22.4        42.8
    Research and development.....................     18.5             27.3        (8.3)
    Marketing, general and administrative........     30.6             30.7        35.1
    Employee stock-related compensation
     expense.....................................    618.9               --           *
                                                   -------           ------
      Total costs and expenses...................    691.7             80.4           *
                                                   -------           ------
Operating income (loss)..........................   (591.7)            19.6           *
Other income, net................................      7.8             13.0       (18.9)
                                                   -------           ------
Income (loss) before income taxes................   (583.9)            32.6           *
Provision for income taxes.......................     10.7             12.7        13.9
                                                   -------           ------
Net income (loss)................................   (594.6)%           19.9%          * %
                                                   =======           ======

___________________
* Not meaningful

  Revenues. Total revenues for the three and six months ended March 31, 2000 increased 59.2% and 35.3% to $15.7 million and $27.6 million, respectively, over the comparable three- and six-month periods in the previous year. Contract revenues increased 53.4% to $12.2 million (77.7% of total revenues) and 35.3% to $21.5 million (77.8% of total revenues) in the second quarter and first six months of fiscal 2000, respectively, over the comparable periods of fiscal 1999. The majority of the increase in contract revenues during the second quarter represents recognition of the remaining revenue on the DRAM portion of a contract which was terminated by mutual consent due to the licensee's withdrawal from the commodity DRAM market. Such a termination results in the cancellation of all obligations on RDRAM development for both parties. Since all license and engineering payments already received are nonrefundable, the balance of deferred revenue on this contract was recognized upon termination in the second quarter. Also contributing to the revenue increase for the first half of fiscal 2000 was a change in management's estimate of certain contract revenue recognition periods, which occurred in the fourth quarter of fiscal 1999. Such periods are initially estimated based upon management's judgment of the time over which the Company has an obligation to support its licensees. As the new generation of Rambus technology went into production late in fiscal 1999, a more accurate estimate of the remaining support period could be made. To the extent the new estimated periods were less than the original estimates, the amount of deferred revenue recognized in the first half of fiscal 2000 was greater than in the comparable period of fiscal 1999. This increase was partially offset by the ending of revenue recognition on contracts for which the contract period had expired, including the Texas Instruments ("TI") DRAM contract. Each of the four quarters of fiscal 1999 included approximately $900,000 of contract revenue from the TI DRAM contract. This revenue was recognized on an accelerated basis due to the sale of TI's DRAM business to Micron and was fully recognized by the end of fiscal 1999.

  While the Company anticipates continuing to book additional contracts, it expects that contract revenues will decline over time as the revenue recognition periods expire for contracts booked previously. The Company's past success in signing licensees has reduced the number of potential new licensees, which also contributes to the anticipated decline in contract revenues. However, in the short term, contract revenues may temporarily increase due to accelerated revenue recognition related to a combination of changes in management's estimates of contract revenue recognition periods and pending mergers and product abandonments in the DRAM industry, which could result in additional contract terminations by the Company.

  Royalties in the second quarter and first half of fiscal 2000 increased 83.0% to $3.5 million (22.3% of total revenues) and 35.1% to $6.1 million (22.2% of total revenues), respectively, from the comparable periods of fiscal 1999. The Company believes that much of its royalty revenue in each of these fiscal 2000 periods resulted from the game console business - both the relatively high seasonal sales of Nintendo 64 systems and, in the second quarter, the first shipments of Rambus ICs to Sony for the PlayStation2's March debut in Japan.
The Company expects Nintendo royalties to decrease seasonally over the next quarter. However, during the same period, the Company expects to recognize the first significant royalties from the shipment of Rambus ICs for use in desktop PCs and workstations as well as increasing royalties from the Sony PlayStation2.

  Because of the use of its technology in these new markets, the Company believes that royalties will become an increasing portion of its revenues in the future. To date, a majority of the Company's royalties has been derived from the sale of logic ICs incorporating Rambus ASIC cells (RACs) for use in game consoles. If the Company is successful in its strategy to penetrate the PC main memory market segment, the Company expects that royalties from the sale of RDRAMs will eventually account for the largest portion of royalties, since a PC generally uses many more RDRAMs than does a game console. The Company's royalty revenue is largely a function of the adoption of Rambus technology by systems companies and the acceptance of the systems companies' products by end users. The markets addressed by systems companies using Rambus ICs, including those in the game console and PC businesses, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from quarter to quarter.

  As of March 31, 2000, the Company had 32 active licensees compared to 31 such licensees at March 31, 1999. Because all of the Company's revenues are derived from its relatively small number of licensees, revenues tend to be highly concentrated. In the second quarter and first six months of fiscal 2000, the Company's top five licensees accounted for 64% and 54% of total revenues, respectively. During these same periods, Matsushita accounted for 32% and 20% of total revenues, respectively; and NEC for 13% and 14%. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period.

  To date, companies based in Japan, Korea and Taiwan have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the second quarter and first six months of fiscal 2000, international revenues comprised 80% and 75% of total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

  In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of March 31, 2000, $5.0 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $1.3 million remaining to be offset against future royalties.

  Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately.
The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as deferred revenue. As of March 31, 2000, the Company's deferred revenue was $35.0 million, substantially all of which is scheduled to be recognized in varying amounts over the next four years.

  Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 18.8% to $5.9 million (37.7% of total revenue) and 14.7% to $11.7 million (42.2% of total revenue) in the second quarter and first six months of fiscal 2000, respectively, over the comparable periods of fiscal 1999. The increase in absolute dollars is primarily attributable to engineering personnel added to support the launch of Rambus technology into the PC main memory market, the Company's announced technology roadmap improvements, and new initiatives in the communications market and chip-to-chip connections.

  Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues decreased to 19.2% in the second quarter of fiscal 2000 from 25.2% in the comparable period of fiscal 1999, and increased to 23.7% in the first half of fiscal 2000 from 22.4% in the comparable period of fiscal 1999. The decrease in cost of contract revenues as a percentage of total revenues in the second quarter of 2000 compared to 1999 was related to a reduction in the engineering effort required to support the launch and ramp of Rambus technology into the PC main memory market as well as to the effect of the increase in the Company's revenues. The slight increase in cost of contract revenues as a percentage of total revenues in the first half of fiscal 2000 compared to the same period of fiscal 1999 represents the effect of an increase in the first quarter due to the launch and ramp of Rambus technology into the PC main memory market offset by the second quarter decrease. The Company believes that the level of cost of contract revenues will fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

  Research and Development. Research and development expenses as a percentage of total revenues decreased to 18.5% in the second quarter of fiscal 2000 from 25.3% in the comparable period of fiscal 1999 due to the increase in the Company's revenues. However, the total amount of research and development expenses increased during the quarter as the Company was able to shift engineering resources from support of the ramp into the PC market to development of technology roadmap improvements as well as new chip connection activities. For the first half of fiscal 2000, research and development expenses as a percentage of total revenues decreased to 18.5% from 27.3% in the comparable period of fiscal 1999, primarily due to the increase in the Company's revenues. Research and development expenses include approximately $230,000 and $373,000 of acquisition-related costs in the second quarter and first six months of fiscal 2000, respectively. These acquisition costs relate to the Company's November 1999 purchase of a small company which was developing a SerDes cell for network applications. The acquisition was accounted for as a purchase, which resulted in goodwill and deferred compensation costs that are being amortized over periods ranging from 2 to 5 years. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 53.8% to $5.1 million and 35.1% to $8.5 million in the second quarter and first six months of fiscal 2000, respectively, from the comparable periods of fiscal 1999. The increase is primarily due to the addition of administrative personnel to support legal enforcement of the Company's patents and other intellectual property rights, rising legal fees related to the patent infringement actions against Hitachi, and costs related to the Company's 10th anniversary celebration. Partially offsetting these increases was a reduction of approximately $500,000 to a management bonus accrual in the first quarter of fiscal 2000. Management bonus expense is recognized ratably throughout the year as it is earned, but a substantial portion of the actual payments is based upon achievement of goals, which cannot be determined until the end of the calendar year. In this case, certain of the goals were not achieved, which meant that the corresponding portion of the accrued bonuses would not be paid and the accrual was reduced in the December quarter. Marketing, general and administrative expenses represent 32.3% and 30.6% of total revenues for the three and six months ended March 31, 2000, respectively, compared with 33.4% and 30.7% in the same periods of fiscal 1999. The percentage of total revenues was relatively flat from the fiscal 1999 periods to the fiscal 2000 periods due to offsetting increases in marketing, general and administrative expenses and in revenues. The Company expects marketing, general and administrative expenses to increase in the future as the Company focuses additional resources upon marketing its technology, assisting systems companies with adapting this technology to new generations of products, and protecting its intellectual property rights through legal actions. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising and other sales and marketing activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

  Employee Stock-Related Compensation Expense. In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 500,000 Common Stock Equivalents (CSEs) and to its employees approximately 540,000 options to purchase Rambus common stock for $10.00 per share. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. In order to tie employee rewards to an increase in stockholder value, vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $200 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, as discussed below in the section entitled "Contingent Warrants, Common Stock Equivalents, and Options," which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

  Other Income, Net. Other income, net consists primarily of interest income from the Company's short-term cash investments. Other income, net decreased to $1.2 million (7.4% of total revenues) in the second quarter of fiscal 2000 from $1.7 million (16.8% of total revenues) in the comparable period of fiscal 1999, and to $2.2 million (7.8% of total revenues) in the first six months of fiscal 2000 from $2.7 million (13.0% of total revenues) in the comparable period of fiscal 1999 primarily due to a nonrecurring gain on the sale of a security in the second quarter of fiscal 1999.

  Provision for Income Taxes. The Company recorded provisions for income taxes of $1.6 million and $3.0 million in the second quarter and first six months of fiscal 2000, respectively, compared to provisions of $1.2 million and $2.6 million in the comparable periods of fiscal 1999, respectively. The estimated federal and state combined rates on pretax income, excluding non-cash employee stock-related compensation expense, for the first half of fiscal 2000 and fiscal 1999 were 35% and 39%, respectively. The Company's effective tax rate differs from the statutory rate due to the valuation allowance impact of timing differences related to the recognition of contract revenues for tax and financial reporting purposes.

Contingent Warrants, Common Stock Equivalents, and Options

  In January 1997, the Company granted a warrant to Intel Corporation for the purchase of 1,000,000 shares of Rambus common stock (the "Intel warrant") at an exercise price of $10.00 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets (the "Intel milestones"). At the time that the achievement of the milestones becomes probable, a non-cash charge will be made to the statement of operations based on the fair value of the warrant.

  In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 400,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, will have an exercise price of $10.00 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of March 31, 2000, a total of 90,000 of these warrants had been issued.

  In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 500,000 Common Stock Equivalents (CSEs) and to its employees approximately 540,000 options to purchase Rambus common stock for $10.00 per share. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. In order to tie employee rewards to an increase in stockholder value, vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $200 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

  If these warrants, CSEs, and options were valued based upon a stock price of $200, the charge could be $400 million or more. The charge, when and if taken, will be non-cash except for payroll tax liabilities, which would likely be more than offset by cash received by the Company upon exercise of the warrants and options.

Liquidity and Capital Resources

  As of March 31, 2000, the Company had cash and cash equivalents and marketable securities of $95.9 million, including restricted cash of $2.5 million and a long-term marketable securities component of $1.0 million. As of the same date, the Company had total working capital of $66.6 million, including a short-term component of deferred revenue of $26.4 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue the Company expects to recognize over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $93.0 million as of March 31, 2000.

  The Company's operating activities provided net cash of $0.8 million in the first six months of fiscal 2000 compared to net cash provided of $5.4 million in the comparable period of fiscal 1999. In the fiscal 2000 period, net cash provided by operating activities consisted mainly of net income adjusted for non-cash items, and adjustments relating to income taxes, offset by a decrease in deferred revenue. The decrease in deferred revenue represents contract revenues recognized in the period in excess of new contract billings.

  Net cash used in investing activities was $12.6 million in the first six months of fiscal 2000 compared to $15.1 million in the comparable period of fiscal 1999. Net cash used in investing activities in the fiscal 2000 period consisted of net purchases of marketable securities, costs of acquired technology rights and investments, and purchases of property and equipment.

  Net cash provided by financing activities was $4.3 million in the first six months of fiscal 2000 compared to $1.7 million in the comparable period of fiscal 1999. The primary source of net cash provided by financing activities was sales of the Company's common stock pursuant to employee stock plans.

  The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company will ensure the safety and preservation of its invested funds by limiting default risk and market risk.
The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

  The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

  The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 2000.

                                                                             Average Rate
                                                                             of Return at
                                                              Carrying        March 31,
                                                               Value            2000
                                                           (in thousands)    (annualized)
  Investment portfolio:
  --------------------
  Cash equivalents                                            $ 1,173            6.2%
  Corporate notes and bonds...............................     15,885            5.6%
  Municipal notes and bonds...............................     22,429            3.5%
  United States government debt securities................     47,530            5.9%
                                                              -------

    Total investment portfolio............................    $87,017
                                                              =======

                         PART II -- OTHER  INFORMATION


Item 1.  Legal Proceedings

   In January 2000, the Company filed suit in United States District Court against Hitachi Ltd. for willful patent infringement. The Company has subsequently filed similar actions with the International Trade Commission and in Germany. The Company is seeking injunctions against the manufacture, use and sale of certain Hitachi memory and microprocessor products that infringe Rambus patents. The Company is also seeking punitive damages from Hitachi. Rambus seeks to halt the importation, sale, manufacture and use of certain Hitachi semiconductor products which directly or contributorily infringe four Rambus patents. The suit was filed after Hitachi failed to respond to repeated requests by Rambus to conduct further discussions regarding a detailed infringement analysis of Hitachi's non-RDRAM-compatible products, which was presented to Hitachi by Rambus in 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Stockholders was held on February 9, 2000 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (i) the election of four Class I directors for a term of two years expiring in 2002, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 2000. The stockholders elected management's nominees as the Class I directors in an uncontested election and ratified the appointment of the independent auditors by the following votes, respectively:

(i)   Election of Class I directors for a term of two years expiring in 2002:


                                              Votes For      Votes Withheld
                                              ----------     --------------

     Bruce Dunlevie                           19,871,937         40,192
     Charles Geschke                          19,871,495         40,634
     Mark Horowitz                            19,871,655         40,474
     David Mooring                            19,872,057         40,072

   The Company's Board of Directors is currently comprised of seven members who are divided into two classes with overlapping two-year terms. The term for Class II directors (William Davidow, P. Michael Farmwald, and Geoff Tate) will expire at the meeting of stockholders to be held in 2001.

(ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors:


                    Votes For      Votes Against     Abstentions
                   -----------     -------------     -----------
                    19,877,644         20,598           13,887

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      27.    Financial Data Schedule

(b)   Reports on Form 8-K

      None.



Items 2, 3, and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RAMBUS INC.



Date:    May 11, 2000              By:   /s/  Gary Harmon
      -------------------------        --------------------------------
                                       Gary Harmon
                                       Sr. Vice President, Finance,
                                       Chief Financial Officer and Secretary

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)