Form 10-Q
period 2000-06-30
RAMBUS INC
filed 2000-08-09
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
              (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

-------------------------------------------------------------------------------
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

                                 Yes [X]      No [_]

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 96,631,992 as of June 30, 2000.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX


                                                                                           PAGE
                                                                                           ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of June 30, 2000 and September 30, 1999.................................     1

            Consolidated Condensed Statements of Operations
            for the Three and Nine Months Ended June 30, 2000 and June 30, 1999........     2

            Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended June 30, 2000 and June 30, 1999..................     3

            Notes to Unaudited Consolidated Condensed Financial Statements.............     4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................     8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................    15

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................    16

Item 4.     Submission of Matters to a Vote of Security Holders........................    16

Item 6.     Exhibits and Reports on Form 8-K...........................................    16

Signature..............................................................................    17

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                           June 30,        September 30,
                                                                           --------        -------------
                                                                             2000              1999
                                                                             ----              ----
                                                                          (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents..........................................    $  28,261          $ 14,982
  Marketable securities..............................................       62,079            72,158
  Accounts receivable................................................        5,105             1,499
  Prepaid and deferred taxes.........................................        3,197             7,579
  Prepaids and other current assets..................................        2,576             2,260
                                                                         ---------          --------
     Total current assets............................................      101,218            98,478
Property and equipment, net..........................................        4,433             4,232
Marketable securities, less current portion..........................        4,049             5,658
Restricted cash......................................................        2,500             2,500
Deferred taxes, long-term............................................        1,063             4,123
Other assets.........................................................        3,670               782
                                                                         ---------          --------
     Total assets....................................................    $ 116,933          $115,773
                                                                         =========          ========

                           LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities..    $   5,787          $  4,425
  Deferred revenue...................................................       22,395            32,279
                                                                         ---------          --------
     Total current liabilities.......................................       28,182            36,704
Deferred revenue, less current portion...............................        8,951            17,505
                                                                         ---------          --------
     Total liabilities...............................................       37,133            54,209
                                                                         ---------          --------

                       STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................           --                --
Common stock, $.001 par value:
  Authorized: 500,000,000 shares;
  Issued and outstanding: 96,631,992 shares at June 30, 2000
   and 94,810,672 shares at September 30, 1999.......................           97                24
Additional paid-in capital...........................................      257,104            78,574
Deferred stock-based compensation....................................         (599)               --
Accumulated deficit..................................................     (176,757)          (17,005)
Accumulated other comprehensive loss.................................          (45)              (29)
                                                                         ---------          --------
     Total stockholders' equity......................................       79,800            61,564
                                                                         ---------          --------
        Total liabilities and stockholders' equity...................    $ 116,933          $115,773
                                                                         =========          ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                                           Three Months Ended             Nine Months Ended
                                                           ------------------             -----------------
                                                                June 30,                      June 30,
                                                                --------                      --------
                                                           2000          1999             2000         1999
                                                           ----          ----             ----         ----
Revenues:
  Contract revenues.................................     $ 11,186     $  8,830         $  32,696     $ 24,723
  Royalties.........................................        6,574        1,802            12,707        6,342
                                                         --------     --------         ---------     --------

     Total revenues.................................       17,760       10,632            45,403       31,065
                                                         --------     --------         ---------     --------
Costs and expenses:
  Cost of contract revenues.........................        2,908        3,944             9,457        8,531
  Research and development..........................        2,828        1,111             7,952        6,698
  Marketing, general and administrative.............        6,205        3,520            14,668        9,783
  Employee stock-related compensation expense.......           --           --           171,085           --
                                                         --------     --------         ---------     --------

     Total costs and expenses.......................       11,941        8,575           203,162       25,012
                                                         --------     --------         ---------     --------

     Operating income (loss)........................        5,819        2,057          (157,759)       6,053
Other income, net...................................        1,296          900             3,460        3,569
                                                         --------     --------         ---------     --------

     Income (loss) before income taxes..............        7,115        2,957          (154,299)       9,622
Provision for income taxes..........................        2,491          956             5,453        3,557
                                                         --------     --------         ---------     --------

     Net income (loss)..............................     $  4,624     $  2,001         $(159,752)    $  6,065
                                                         ========     ========         =========     ========


Net income (loss) per share - basic.................     $   0.05     $   0.02         $   (1.66)    $   0.07
                                                         ========     ========         =========     ========
Net income (loss) per share - diluted...............     $   0.04     $   0.02         $   (1.66)    $   0.06
                                                         ========     ========         =========     ========

Number of shares used in per share calculations:
  Basic.............................................       97,350       93,912            95,978       92,960
  Diluted...........................................      108,859      100,152            95,978       99,876

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                        June 30,
                                                                                        -------
                                                                                   2000               1999
                                                                                  -----               ----
Cash flows from operating activities:
  Net income (loss)..................................................         $(159,752)         $   6,065
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Non-cash employee stock-related compensation....................           169,878                 --
     Depreciation and amortization...................................             2,110              2,329
     Amortization of deferred compensation...........................               403                 --
     Amortization of goodwill and other..............................               178               (695)
     Change in operating assets and liabilities:
        Accounts receivable..........................................            (3,606)                38
        Prepaid and deferred taxes...................................             7,442              5,449
        Prepaids and other current assets............................              (316)                16
        Other assets.................................................               267                 91
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................             1,024               (544)

        Deferred revenue.............................................           (18,438)            (9,658)
                                                                              ---------          ---------
           Net cash provided by (used in) operating activities.......              (810)             3,091
                                                                              ---------          ---------
Cash flows from investing activities:
  Purchases of property and equipment................................            (2,311)            (2,733)
  Purchases of marketable securities.................................          (613,259)          (992,235)
  Maturities of marketable securities................................           624,925            970,873
  Acquired technology rights.........................................            (1,334)                --
  Purchases of investments...........................................            (2,000)            (1,200)
  Sales of investments...............................................                --              2,822
                                                                              ---------          ---------
           Net cash provided by (used in) investing activities.......             6,021            (22,473)
                                                                              ---------          ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................             8,062              3,486
  Principal payments on capital lease obligations....................                --               (130)
                                                                              ---------          ---------
           Net cash provided by financing activities.................             8,062              3,356
                                                                              ---------          ---------
Effect of exchange rates on cash and cash equivalents................                 6                 89
                                                                              ---------          ---------
Net increase (decrease) in cash and cash equivalents.................            13,279            (15,937)
Cash and cash equivalents at beginning of period.....................            14,982             25,798
                                                                              ---------          ---------
Cash and cash equivalents at end of period...........................         $  28,261          $   9,861
                                                                              =========          =========

Supplemental disclosure of cash flow information:
  Interest paid......................................................         $     --           $       9
  Taxes paid.........................................................         $   1,387          $     337
  Tax benefit of stock option exercises..............................         $     --           $   3,148

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities.
SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 (SFAS
137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133 and SFAS 137 will have no material impact on its financial statements and related disclosures.

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

2.   Recent Accounting Pronouncements (continued)

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The impact of SAB 101 is not expected to be material to the Company's operating results.

     In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently reviewing stock grants to determine the impact, if any, that may arise from implementation of FIN 44, although management does not expect the impact, if any, to be material to the financial statements.

3.   Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

     Comprehensive income (loss) is as follows (in thousands; unaudited):

                                                                 Three Months Ended                  Nine Months Ended
                                                                      June 30,                            June 30,
                                                                     --------                            ---------
                                                               2000              1999              2000               1999
                                                               ----              ----              ----               ----
Net income (loss).................................           $4,624            $2,001         $(159,752)            $6,065
Other comprehensive income (loss):
  Foreign currency translation adjustments........              (30)              (18)                6                 89
  Unrealized gain (loss) on marketable securities.                3                --               (22)                --
                                                             ------            ------         ---------             ------
Other comprehensive income (loss).................              (27)              (18)              (16)                89

Total comprehensive income (loss).................           $4,597            $1,983         $(159,768)            $6,154
                                                             ======            ======         =========             ======

     Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities.

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

4.      Contingent Warrants, Common Stock Equivalents, and Options

     In January 1997, the Company granted a warrant to Intel Corporation for the purchase of 4,000,000 shares of Rambus common stock (the "Intel warrant") at an exercise price of $2.50 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets (the "Intel milestones"). The warrant will expire no later than the eighth (8th) anniversary of its issuance. At the time that achievement of the milestones becomes probable, a non-cash charge will be made to the statement of operations based on the fair value of the warrant.

     In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, will have an exercise price of $2.50 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of June 30, 2000, a total of 760,000 of these warrants had been issued.

     In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus common stock for $2.50 per share. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

5.      Income Taxes

     The Company recorded a provision for income taxes of $2.5 million and $5.5 million in the third quarter and first nine months of fiscal 2000, respectively, compared to a provision of $1.0 million and $3.6 million in the comparable periods of fiscal 1999, respectively. The estimated federal and state combined rates on pretax income, excluding non-cash employee stock-related compensation expense, for the first nine months of fiscal 2000 and fiscal 1999 were 35% and 37%, respectively. The Company's effective tax rate differs from the statutory rate due to the valuation allowance impact of timing differences related to the recognition of contract revenues for tax and financial reporting purposes.

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

6.   Acquired Technology Rights

     In November 1999, the Company acquired rights to the intellectual property assets of a network technology company for approximately $1.3 million in cash. The value of these assets will be amortized over five years. As a part of this transaction, the Company also committed to provide certain key employees of the acquired company with $1.8 million of deferred cash and stock-based compensation, subject to vesting. Such deferred compensation will be recognized over the vesting terms, ranging from 2 to 4 years. Research and development expenses include approximately $209,000 and $582,000 of such acquisition-related expenses in the third quarter and first nine months of fiscal 2000, respectively.

7.   Net Income (Loss) Per Share

     Net income (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents outstanding during the period. In periods of net loss, common stock equivalents are excluded from the diluted loss per share calculation since their effect is antidilutive. In the nine months ended June 30, 2000, common stock equivalents totaling 10,842,534 are excluded from the diluted loss per share calculation because they are antidilutive.

     Net income (loss) per share is calculated as follows (in thousands, except per share data; unaudited):

                                                                     Three Months Ended                Nine Months Ended
                                                                          June 30,                         June 30,
                                                                          -------                          -------
                                                                  2000             1999             2000            1999
                                                                --------         --------        ---------         -------
Net income (loss)......................................         $  4,624         $  2,001        $(159,752)        $ 6,065
                                                                ========         ========        =========         =======
Weighted average common shares outstanding.............           97,350           93,912           95,978          92,960
Additional dilutive common stock equivalents...........           11,509            6,240               --           6,916
                                                                --------         --------        ---------         -------
Diluted shares outstanding.............................          108,859          100,152           95,978          99,876
                                                                ========         ========        =========         =======
Net income (loss) per share - basic....................         $   0.05         $   0.02        $   (1.66)        $  0.07
                                                                ========         ========        =========         =======
Net income (loss) per share - diluted..................         $   0.04         $   0.02        $   (1.66)        $  0.06
                                                                ========         ========        =========         =======

     In March 2000, the Company's board of directors approved a four-for-one split of Rambus' common stock, subject to stockholder approval of an increase in authorized common stock. On May 23, 2000, the Company's stockholders approved an increase in the Company's authorized shares of common stock to 500 million shares. The stock began trading on a split-adjusted basis on June 15, 2000. All references in the accompanying financial statements to earnings per share, the number of common shares, contingent warrants, common stock equivalents, and options, and the share price have been retroactively restated to reflect the common stock split and the increase in authorized common stock.

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


                                                   Percent of Total Revenues,         Percent
                                                       Three Months Ended             Change
                                                            June 30,                  2000 v.
                                                     ---------------------
                                                     2000             1999             1999
                                                     ----             ----             ----
Revenues:
  Contract revenues..............................   63.0%            83.1%             26.7%
  Royalties......................................   37.0             16.9             264.8
                                                   -----            -----
     Total revenues..............................  100.0%           100.0%             67.0%
                                                   =====            =====
Costs and expenses:
  Cost of contract revenues......................   16.4             37.1             (26.3)
  Research and development.......................   15.9             10.5             154.5
  Marketing, general and administrative..........   34.9             33.1              76.3
                                                   -----            -----
     Total costs and expenses....................   67.2             80.7              39.3
                                                   -----            -----
Operating income.................................   32.8             19.3             182.9
Other income, net................................    7.2              8.5              44.0
                                                   -----            -----
Income before income taxes.......................   40.0             27.8             140.6
Provision for income taxes.......................   14.0              9.0             160.6
                                                   -----            -----
Net income.......................................   26.0%            18.8%            131.1%
                                                   =====            =====

                                                   Percent of Total Revenues,         Percent
                                                       Nine Months Ended              Change
                                                            June 30,                  2000 v.
                                                     ---------------------
                                                     2000             1999             1999
                                                     ----             ----             ----
Revenues:
  Contract revenues..............................    72.0%            79.6%            32.2%
  Royalties......................................    28.0             20.4            100.4
                                                  -------           ------
     Total revenues..............................   100.0%           100.0%            46.2%
                                                  =======           ======
Costs and Expenses:
  Cost of contract revenues......................    20.8             27.4             10.9
  Research and development.......................    17.5             21.6             18.7
  Marketing, general and administrative..........    32.3             31.5             49.9

  Employee stock-related compensation
             expense.............................   376.9               --                *
                                                  -------           ------
     Total costs and expenses....................   447.5             80.5                *
                                                  -------           ------
Operating income (loss)..........................  (347.5)            19.5                *
Other income, net................................     7.6             11.5             (3.1)
                                                  -------           ------
Income (loss) before income taxes................  (339.9)            31.0                *
Provision for income taxes.......................    12.0             11.5             53.3
                                                  -------           ------
Net income (loss)................................  (351.9)%           19.5%               *%
                                                  =======           ======

___________________
* Not meaningful

     Revenues. Total revenues for the three and nine months ended June 30, 2000 increased 67.0% and 46.2% to $17.8 million and $45.4 million, respectively, over the comparable three- and nine-month periods in the previous year. Contract revenues increased 26.7% to $11.2 million (63.0% of total revenues) and 32.2% to $32.7 million (72.0% of total revenues) in the third quarter and first nine months of fiscal 2000, respectively, over the comparable periods of fiscal 1999. The majority of the increase in contract revenues during the third quarter represents recognition of the remaining revenue on contracts for which all remaining obligations were terminated by mutual consent due to the licensees' withdrawal from the commodity DRAM market. Such a termination results in the cancellation of all obligations on RDRAM development for both parties. Since all license and engineering payments already received are nonrefundable, the balance of deferred revenue on these contracts was recognized upon termination in the third quarter. Also contributing to the revenue increase for the first nine months of fiscal 2000 was a change in management's estimate of certain contract revenue recognition periods, which occurred in the fourth quarter of fiscal 1999. Such periods are initially estimated based upon management's judgment of the time over which the Company has an obligation to support its licensees. As the new generation of Rambus technology went into production late in fiscal 1999, a more accurate estimate of the remaining support period could be made. To the extent the new estimated periods were less than the original estimates, the amount of deferred revenue recognized in the first nine months of fiscal 2000 was greater than in the comparable period of fiscal 1999. This increase was partially offset by the ending of revenue recognition on contracts for which the contract period had expired, including the Texas Instruments ("TI") DRAM contract. Each of the four quarters of fiscal 1999 included approximately $900,000 of contract revenue from the TI DRAM contract. This revenue was recognized on an accelerated basis due to the sale of TI's DRAM business to Micron and was fully recognized by the end of fiscal 1999.

     The Company anticipates continuing to book additional contracts, especially contracts with existing licensees for newer versions of Rambus technology. However, it is anticipated that contract revenues will decline over time as the value of contracts for which the revenue recognition periods have expired exceeds the value of new contracts. The Company's past success in signing licensees has reduced the number of potential new licensees, which also contributes to the anticipated decline in contract revenues.

     Royalties in the third quarter and first nine months of fiscal 2000 increased 264.8% to $6.6 million (37.0% of total revenues) and 100.4% to $12.7 million (28.0% of total revenues), respectively, from the comparable periods of fiscal 1999. The Company believes that much of its royalty revenue in each of these fiscal 2000 periods resulted from shipments of Rambus ICs into the Sony PlayStation2 market and, to a lesser extent, shipments of previous-generation Rambus ICs for the Nintendo64 systems. In the third quarter of fiscal 2000, the Company recognized the first significant royalties from the shipment of Rambus ICs for use in desktop PCs and workstations.

     Because of the use of its technology in these new markets, the Company believes that royalties from Rambus ICs will become an increasing portion of its revenues in the future. To date, a majority of the Company's royalties has been derived from the sale of logic ICs incorporating Rambus ASIC cells (RACs) for use in game consoles. If the Company is successful in its strategy to penetrate the PC main memory market segment, the Company expects that royalties from the sale of RDRAMs will eventually account for the largest portion of royalties from Rambus ICs, since a PC generally uses many more RDRAMs than does a game console. The Company's royalty revenue is largely a function of the adoption of Rambus technology by systems companies and the acceptance of the systems companies' products by end users. The markets addressed by systems companies using Rambus ICs, including those in the game console and PC businesses, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating Rambus interface technology into their products is contractually obligated to continue using Rambus ICs. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from quarter to quarter.

     In the third quarter of fiscal 2000, the Company signed its first contracts covering use of its patents for non-Rambus-compatible products: SDRAMs, DDR SDRAMs and logic products which directly control these memories. No revenue from these contracts is included in the results reported for the third quarter, but the Company expects to begin reporting revenue from these contracts next quarter.

     As of June 30, 2000, the Company had 29 active licensees compared to 30 such licensees at June 30, 1999. Because all of the Company's revenues are derived from its relatively small number of licensees, revenues tend to be highly concentrated. In the third quarter and first nine months of fiscal 2000, the Company's top five licensees accounted for 62% and 48% of total revenues, respectively. In the third quarter and first nine months of fiscal 2000, Toshiba accounted for 19% and 11% of total revenues, Fujitsu for 16% and 8%, Samsung for 13% and 6%, NEC for 4% and 10%, and Matsushita for 1% and 13%, respectively. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period.

     To date, companies based in Japan, Korea and Taiwan have accounted for most of the Company's revenues, and for the substantial majority of its international revenues. In the third quarter and first nine months of fiscal 2000, international revenues comprised 81% and 77% of total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

     In a few cases, the Company has received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of June 30, 2000, $6.1 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $200,000 remaining to be offset against future royalties.

     Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. The contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as deferred revenue. As of June 30, 2000, the Company's deferred revenue was $31.3 million, substantially all of which is scheduled to be recognized in varying amounts over the next four years.

     Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 13.5% to $5.7 million (32.3% of total revenue) and 14.3% to $17.4 million (38.3% of total revenue) in the third quarter and first nine months of fiscal 2000, respectively, over the comparable periods of fiscal 1999. The increase is primarily attributable to engineering personnel added to support the launch of Rambus technology into the PC main memory market, the Company's announced technology roadmap improvements, and new initiatives in the communications market and chip-to-chip connections.

     Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues decreased to 16.4% in the third quarter of fiscal 2000 from 37.1% in the comparable period of fiscal 1999, and decreased to 20.8% in the first nine months of fiscal 2000 from 27.4% in the comparable period of fiscal 1999. The decrease in cost of contract revenues as a percentage of total revenues in the fiscal 2000 periods was related to a reduction in the engineering effort required to support the launch and ramp of Rambus technology into the PC main memory market as well as to the effect of the increase in the Company's revenues. The Company believes that the level of cost of contract revenues will fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

     Research and Development. Research and development expenses as a percentage of total revenues increased to 15.9% in the third quarter of fiscal 2000 from 10.5% in the comparable period of fiscal 1999 as the Company was able to shift engineering resources from support of the ramp into the PC market to development of technology roadmap improvements as well as new chip connection activities. For the first nine months of fiscal 2000, research and development expenses as a percentage of total revenues decreased to 17.5% from 21.6% in the comparable period of fiscal 1999, primarily due to the increase in the Company's revenues. Research and development expenses include approximately $209,000 and $582,000 of acquisition-related costs in the third quarter and first nine months of fiscal 2000, respectively. These acquisition costs relate to the Company's November 1999 purchase of a small company which was developing a SerDes cell for network applications. The acquisition was accounted for as a purchase, which resulted in goodwill and deferred compensation costs that are being amortized over periods ranging from 2 to 5 years. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 76.3% to $6.2 million and 49.9% to $14.7 million in the third quarter and first nine months of fiscal 2000, respectively, from the comparable periods of fiscal 1999. The increase is primarily due to the addition of administrative personnel to support legal enforcement of the Company's patents and other intellectual property rights, increased legal fees related to patent infringement actions against Hitachi, which were settled during the quarter, and costs related to the Company's 10th anniversary celebration. Marketing, general and administrative expenses represent 34.9% and 32.3% of total revenues for the three and nine months ended June 30, 2000, respectively, compared with 33.1% and 31.5% in the same periods of fiscal 1999. The percentage of total revenues was relatively flat from the fiscal 1999 periods to the fiscal 2000 periods due to offsetting increases in marketing, general and administrative expenses and in revenues. The Company expects marketing, general and administrative expenses to increase in the future as the Company focuses additional resources upon marketing its technology, assisting systems companies with adapting this technology to new generations of products, and protecting its intellectual property rights through legal activities. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

     Employee Stock-Related Compensation Expense. As discussed below in the section entitled "Contingent Warrants, Common Stock Equivalents, and Options," a $171.1 million employee stock-related compensation charge was taken in the second quarter of fiscal 2000 related to Common Stock Equivalents (CSEs) granted to the Company's Chief Executive Officer and President and options granted to the Company's employees.

     Other Income, Net. Other income, net consists primarily of interest income from the Company's short-term cash investments. Other income, net increased to $1.3 million (7.2% of total revenues) in the third quarter of fiscal 2000 from $0.9 million (8.5% of total revenues) in the comparable period of fiscal 1999 due to higher interest rates. In the first nine months of fiscal 2000, other income decreased slightly to $3.5 million (7.6% of total revenues) from $3.6 million (11.5% of total revenues) in the comparable period of fiscal 1999 primarily due to a nonrecurring gain on the sale of a security in the fiscal 1999 period, which was almost entirely offset by the effect of higher interest rates in the fiscal 2000 period.

     Provision for Income Taxes. The Company recorded a provision for income taxes of $2.5 million and $5.5 million in the third quarter and first nine months of fiscal 2000, respectively, compared to a provision of $1.0 million and $3.6 million in the comparable periods of fiscal 1999, respectively. The estimated federal and state combined rates on pretax income, excluding non-cash employee stock-related compensation expense, for the first nine months of fiscal 2000 and fiscal 1999 were

35% and 37%, respectively. The Company's effective tax rate differs from the statutory rate due to the valuation allowance impact of timing differences related to the recognition of contract revenues for tax and financial reporting purposes.

Common Stock Split

     In March 2000, the Company's board of directors approved a four-for-one split of Rambus' common stock, subject to stockholder approval of an increase in authorized common stock. On May 23, 2000, the Company's stockholders approved an increase in the Company's authorized shares of common stock to 500 million shares. The stock began trading on a split-adjusted basis on June 15, 2000. All references in this Form 10-Q to earnings per share, the number of common shares, contingent warrants, common stock equivalents, and options, and the share price have been retroactively restated to reflect the common stock split and the increase in authorized common stock.

Contingent Warrants, Common Stock Equivalents, and Options

     In January 1997, the Company granted a warrant to Intel Corporation for the purchase of 4,000,000 shares of Rambus common stock (the "Intel warrant") at an exercise price of $2.50 per share. The warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets (the "Intel milestones"). The warrant will expire no later than the eighth (8th) anniversary of its issuance. At the time that achievement of the milestones becomes probable, a non-cash charge will be made to the statement of operations based on the fair value of the warrant.

     In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants on a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, will have an exercise price of $2.50 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of June 30, 2000, a total of 760,000 of these warrants had been issued.

     In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus common stock for $2.50 per share. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

     The magnitude of these charges is a function of the current price of Rambus common stock at the time the charges are taken. For example, if these warrants, CSEs, and options were valued based upon a stock price of $100, the charge could be $800 million or more. The charge, when and if taken, will be non-cash except for payroll tax liabilities, which would likely be more than offset by cash received by the Company upon exercise of the warrants and options.

Liquidity and Capital Resources

     As of June 30, 2000, the Company had cash and cash equivalents and marketable securities of $96.9 million, including restricted cash of $2.5 million and a long-term marketable securities component of $4.0 million. As of the same date, the Company had total working capital of $73.0 million, including a short-term component of deferred revenue of $22.4 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue the Company expects to recognize over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $95.4 million as of June 30, 2000.

     The Company's operating activities used net cash of $810,000 in the first nine months of fiscal 2000 compared to net cash provided of $3.1 million in the comparable period of fiscal 1999. In the fiscal 2000 period, net cash used by operating activities consisted mainly of a decrease in deferred revenue and an increase in accounts receivable offset by the net loss adjusted for non-cash items, and adjustments relating to income taxes. The decrease in deferred revenue represents contract revenues recognized in the period in excess of new contract billings.

     The Company's investing activities provided net cash of $6.0 million in the first nine months of fiscal 2000 compared to net cash used of $22.5 million in the comparable period of fiscal 1999. Net cash provided by investing activities in the fiscal 2000 period consisted of net maturities of marketable securities, offset by costs of acquired technology rights and investments and purchases of property and equipment.

     Net cash provided by financing activities was $8.1 million in the first nine months of fiscal 2000 compared to $3.4 million in the comparable period of fiscal 1999. The primary source of net cash provided by financing activities was sales of the Company's common stock pursuant to employee stock plans.

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

  The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 2000.

                                                                                Average Rate
                                                                                of Return at
                                                               Carrying           June 30,
                                                                Value               2000
                                                            (in thousands)      (annualized)
  Investment portfolio:
  --------------------
  Cash equivalents.......................................       $23,262              6.6%
  Corporate notes and bonds..............................        13,419              6.5%
  Municipal notes and bonds..............................        16,183              3.5%
  United States government debt securities...............        36,526              6.3%
                                                                -------

     Total investment portfolio..........................       $89,390
                                                                =======

                         PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

  In January 2000, the Company filed suit in United States District Court against Hitachi Ltd. for willful patent infringement. The Company subsequently filed similar actions with the International Trade Commission and in Germany.
In June 2000, the Company settled all outstanding litigation with Hitachi. As a result, Hitachi has been licensed to use Rambus intellectual property covering fundamental aspects of high-speed memory interfaces which are currently being implemented in Hitachi's SDRAM, Double Data Rate (DDR) SDRAM memory, and Hitachi's controllers which directly interface with these types of memory. The license agreement calls for an up-front payment and quarterly royalties, which will be reflected in the Company's financial statements upon commencement of receipt of such payments beginning in the fourth quarter of fiscal 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

  The Company held a Special Meeting of Stockholders on May 23, 2000 (the "Special Meeting"). At the Special Meeting, stockholders voted to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $.001 per share, which the Company is authorized to issue from 60,000,000 shares to 500,000,000 shares. Approval of this Proposal resulted in a four-for-one split of the Company's Common Stock. The stockholders approved the proposal by the following votes:

Proposal  Approval of the Company's Amended and Restated Certificate of
          -------------------------------------------------------------
          Incorporation:
          -------------

                Votes For          Votes Against       Abstentions
               ------------        -------------       -----------
                20,105,072            601,078            10,725

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          10.13 Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

          27.       Financial Data Schedule

(b)       Reports on Form 8-K

          On July 7, 2000, the Company filed a report on Form 8-K to describe and to file as Exhibit 4.4 the Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant's common stock.



Items 2, 3, and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RAMBUS INC.



Date: August 9, 2000             By:  /s/ Gary Harmon
      ----------------------         --------------------------------------
                                     Gary Harmon,
                                     Senior Vice President, Finance,
                                     Chief Financial Officer and Secretary

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)