Form 10-K
period 2000-09-30
RAMBUS INC
filed 2000-11-30
CIK 917273

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

                  For the fiscal year ended September 30, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of October 31, 2000 was approximately $3.7 billion based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 97,641,516 as of October 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

   This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. These statements include those concerning the following: the belief that the Company's business model will be successful in establishing the RDRAM chip connection technology as an industry standard, maintain technology leadership and generate revenue through a combination of license fees and royalties; the belief that RDRAMs can be manufactured in a manner and at a sufficiently competitive price compared to standard DRAMs to allow for the development of a mass market; the intention to protect and vigorously defend the Company's patents in connection with pending legal proceedings; the intention to negotiate SDRAM-compatible licenses with certain DRAM manufacturers; the expectation that royalties will represent the majority of the Company's total revenue in future periods; the likelihood that the Company's RDRAM-compatible licensees will continue to contract with the Company for implementation services; the expectation that the Company will continue to derive all of its revenue from its chip connection technology; the expectation that revenues derived from international licenses will continue to represent a significant portion of the Company's total revenue; and the belief that the Company will not encounter difficulty in securing additional facilities if required. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Results" on pages 6 through 13, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1. Business

   Rambus Inc. ("Rambus" or the "Company") designs, develops, licenses and markets high-speed chip connection technology to enhance the performance and cost-effectiveness of computers, consumer electronics and communications systems. The Company licenses semiconductor companies to manufacture and sell memory and logic ICs incorporating Rambus chip connection technology and markets its solution to systems companies to encourage them to design this technology into their products. The Company's chip connection technology cost-effectively increases the data transfer rate, or "memory bandwidth," allowing semiconductor memory devices to keep pace with faster generations of processors and controllers and thus supports the accelerating data transfer requirements of multimedia and other high-bandwidth applications.

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

   Since 1980, the typical operating frequency of mainstream microprocessors has increased from 5 MHz (million cycles per second) to over 1 GHz (billion cycles per second). During this same period, the typical operating frequency of a standard DRAM has increased only to 133 MHz. This growing disparity between the frequency of microprocessors and DRAMs is termed the "Performance Gap."

   While microprocessors have undergone both manufacturing and architectural improvements, significant innovations for DRAMs have generally only occurred in the manufacturing area. DRAM manufacturers have been successful in increasing DRAM "density," or storage capacity, from roughly 1 Kbit (thousand bits) to 128 Mbits (million bits) per chip for standard production devices, thereby reducing the number of DRAMs required for a given amount of memory. However, corresponding architectural improvements necessary to increase DRAM data transfer rates to keep pace with increasing microprocessor speeds have not occurred.

Rambus Technology

   Rambus has created a revolutionary chip connection architecture, which addresses the Performance Gap by transferring data through a simplified bus at significantly higher frequencies than permitted by conventional technologies. To date, the largest immediate application for this interface technology is to connect logic circuits to memory in home video game consoles, PCs, workstations and other electronic systems. The key elements of the Rambus interface are Rambus DRAMs ("RDRAMs"), Rambus ASIC cells ("RACs") and the interconnecting circuitry known as the "Rambus Channel."

   Rambus chip connection technology allows data transfers of up to 1.6 gigabytes per second between a logic IC and RDRAMs by transferring data at a frequency of 800 MHz over a two byte wide bus. System performance can be further enhanced by applying Rambus technology to multiple channels on a logic IC. For example, a Rambus-based logic IC can utilize four channels to achieve data transfer of up to 6.4 gigabytes per second.

   Rambus technology can be used to address a wide variety of chip connection data transfer requirements. The Company has recently announced its first non memory-based technology, a SerDes cell. Similar to a RAC in the Rambus memory technology, the SerDes cell provides a 3.125 gigabit per second data connection for use in high-speed networks. Typical applications for this technology are backplanes in high-speed network routers and switches.

Target Markets and Applications

   To date, the major markets for the Company's technology have been in consumer products and in PCs/workstations. In the consumer area, the principal application has been for home video game consoles. An earlier generation of the Rambus chip connection technology is in the Nintendo64 video game console, and current Rambus technology is used in the newest version of the Sony video game system known as PlayStation 2. Other consumer applications for the Company's technology include digital televisions, VCRs and set-top boxes which have recently been introduced in Japan.

   In the PC/workstation market, Rambus memory technology is used to provide a high memory bandwidth connection to Intel Pentium III processors. The connections are provided via Rambus memory controllers, which are a portion of two chipsets developed by Intel. One of these chipsets, designed for use in the PC workstation market, has been highly successful and Rambus technology is now fully established in this market. The other chipset, intended for the much larger main PC market has been less successful due to a variety of factors including inherent bandwidth limitations of the chipset design and relatively high cost of RDRAMs compared to standard memory. In connection with the introduction of its new processor, the Pentium 4, in late 2000, Intel has designed a new chipset which includes a Rambus memory controller. There can be no assurance that previous problems have been completely solved, that the pricing of Rambus DRAMs will be reduced to a competitive level or that the Intel chipset and Rambus technology will be successful in penetrating the market segment for PC main memory.

   Other applications for the Company's technology include inkjet and laser printers and networking equipment such as high-speed routers and Ethernet switches.

Rambus Business Model and Strategy

   In order to establish Rambus interface technology as an industry standard, the Company has adopted an innovative business model in which it neither manufactures nor sells semiconductors incorporating the

Company's technology. The Company licenses its technology on a nonexclusive and worldwide basis to semiconductor companies which manufacture and sell products which incorporate Rambus technology. The Company offers two types of licenses. The first, for technology which is fully compatible with the Rambus standard ("RDRAM-compatible licenses"), allows semiconductor manufacturers to manufacture and sell RDRAMs and logic ICs containing RACs to systems companies which have adopted Rambus technology. Systems companies are not required to obtain a Rambus license to incorporate Rambus ICs into their products. However, an important part of the Company's strategy is to maintain close ties to these systems companies in order to encourage the adoption of Rambus technology.

   In the case of RDRAM-compatible licenses, the Rambus business model and strategy are designed to promote Rambus as an industry standard, target leading systems companies in markets that the Company believes represent the greatest potential for Rambus-compatible IC sales, provide systems companies with multiple sources for RDRAMs, share research and development efforts with licensees, maintain technology leadership, pursue a system-level approach and generate revenue through a combination of contract fees and royalties.

   The second type of license covers the use of Rambus patents in non-Rambus-compatible ICs, specifically in synchronous DRAM ("SDRAM") and double data-rate ("DDR") SDRAM memory devices and logic ICs which control such memory. In the case of these "SDRAM-compatible licenses," the Rambus business model and strategy are designed to maximize the return on investment in R&D and patents through the generation of license fees and royalties.

   Rambus provides licenses to both DRAM manufacturers and logic IC manufacturers. At September 30, 2000, Rambus had a total of 28 RDRAM-compatible licensees and four SDRAM-compatible licensees. RDRAM-compatible licensees include ten DRAM manufacturers which collectively accounted for approximately 90% of worldwide DRAM sales in calendar 1999: Hitachi, Hyundai Electronics, Infineon, Micron Technology, Mitsubishi, NEC, Samsung Electronics, Toshiba, Vanguard and Winbond. At September 30, 2000, five of these licensees were shipping RDRAMs. RDRAM-compatible logic licensees include Agilent Technologies, Compaq, Hewlett-Packard, IBM, Intel, LSI Logic, Matsushita, NEC, PMC Sierra, Texas Instruments, Toshiba and Vitesse. At September 30, 2000, nine logic licensees were shipping logic ICs which include RACs. At September 30, 2000, SDRAM-compatible licensees were Hitachi, NEC, Oki Electric Industry and Toshiba. After the end of the fiscal year the Company added Elpida Memory, a joint venture of Hitachi and NEC, and Samsung Electronics as additional SDRAM-compatible licensees. In fiscal 2000, Toshiba, NEC and Samsung accounted for 15%, 13% and 11% of total revenues, respectively.

   Royalties, which are generally a percentage of the revenues received by licensees on their sales of licensed ICs, are normally payable by a Rambus licensee on sales occurring during the life of the Rambus patents being licensed in the case of RDRAM-compatible licenses, and over a five year contract life in the case of SDRAM-compatible licenses. For a typical systems application of Rambus technology, the Company receives royalties from the sale of both licensed logic ICs and DRAMs as they are shipped by Rambus licensees. Royalty rates range up to a maximum of approximately 2.5% for RDRAMs and a maximum of approximately 5% for associated Rambus logic ICs, and in some cases may decline based on the passage of time or on the total volume of Rambus ICs shipped. In the case of SDRAM-compatible licenses, the royalty rates for SDRAMs and associated controllers are generally less than the comparable RDRAM-compatible rates, and for DDR and associated controllers the rates are generally higher. The exact rate and structure of a royalty arrangement with a particular licensee depend on a number of factors, including the amount of the license fee to be paid by the licensee and, in the case of RDRAM-compatible licenses, the marketing and engineering commitment made by the licensee.

Design and Manufacturing

   RDRAM-compatible technology has been developed to allow semiconductor companies to use familiar, widely-available design tools and conventional techniques when designing their Rambus-enabled chips. A new RDRAM-compatible licensee receives an implementation package from the Company which contains all the information needed to develop a Rambus-compatible IC in the licensee's process. There are separate implementation packages for RDRAMs and for RACs. An implementation package includes a specification, a generalized circuit layout database for the particular version of the RDRAM or RAC which the licensee intends to develop, test parameter software and, for RDRAMs, a DRAM core interface specification. Many RDRAM-compatible licensees have contracted to have Rambus produce the specific implementation required to optimize the generalized circuit layout for the licensee's manufacturing process. In such cases, the licensee provides specific design rules and transistor models which Rambus designers use to integrate RDRAM or RAC circuits into the licensee's process. However, Rambus anticipates that as licensees become more familiar with the RDRAM-compatible technology, they will be able to do more of the implementation work without Rambus' assistance.

   Rambus has developed its RDRAM-compatible technology to be manufacturable using familiar, industry-standard CMOS semiconductor processes. For this reason the Company believes that the wafer fabrication yields of RDRAMs and logic products containing RACs in mass-production volumes are consistent with those for similar products in the same manufacturing facility and in the same stage of production ramp. However, because of the extra Rambus interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAMs than standard SDRAMs for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard version. Also, RDRAM manufacturers are responsible for their own manufacturing processes and Rambus has no role in the manufacture of RDRAMs. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to "shrink" or otherwise change a design to reduce the cost of the chips.

   RDRAMs use newer-generation chip scale packaging ("CSP") and require high-speed testers for a portion of the test procedure. While the Company feels that testing costs for RDRAMs in mass production volumes will be no greater than for current standard DRAMs, additional capital equipment is required and startup costs are incurred by the manufacturers producing Rambus DRAMs. In addition, for PC main memory applications memory modules (called "RIMMs"), connectors and clock chips must be produced by multiple vendors and available in volume. There is no assurance that such changes in the manufacturing processes and infrastructure of the DRAM industry can be accomplished at a sufficiently competitive price to allow the development of a mass market for RDRAM-compatible technology.

Research and Development

   The ability of the Company to compete in the future will be substantially dependent on its ability to advance its chip connection technology in order to meet changing market needs. To this end, Company engineers are involved in developing new versions of the Rambus technology which will allow chip-to-chip data transfer at higher speeds as well as provide other improvements. The Company has announced a 1066Mhz version of its current technology, as well as a 1.6GHz new generation which will be introduced in the future. The Company has assembled a team of highly skilled engineers whose activities are focused on further development of Rambus chip connection technology as well as adaptation of current technology to specific licensees' processes. Because of the complexity of these activities, the design and development process at Rambus is a multi-disciplinary effort requiring expertise in computer architecture, digital and analog circuit design and layout, DRAM and logic semiconductor process characteristics, packaging, PCB routing and high-speed testing techniques.

   As of September 30, 2000, Rambus had 110 employees in its engineering departments. Approximately two thirds of these employees have advanced technical degrees. In fiscal 2000, 1999 and 1998, research and development expenses were approximately $11.5 million, $8.1 million and $9.6 million, respectively. In addition, because the Company's RDRAM-compatible license agreements often call for engineering support by Rambus, a substantial portion of the Company's total engineering costs has been allocated to cost of contract revenues, even though these engineering efforts have direct applicability to Rambus' technology development. The Company expects that it will continue to invest substantial funds in research and development activities. There can be no assurance that new versions of the Rambus interface technology can be developed and introduced by the

Company's licensees in a timely fashion or that such new technology will be accepted by the market. Moreover, the end markets for the Company's technology are subject to rapid technological change and there can be no assurance that as such markets change the Company's interface technology will remain current and suitable.

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

   The Company believes that its success in establishing a new high-speed memory interface has been due in part to the systems approach it has taken to solving the application needs of companies in home video console, PC and other electronic systems businesses. However, the Company believes competitors have begun to take a similar approach. The Company believes that its principal competition will come from its RDRAM-compatible licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies. Some DRAM suppliers have begun to produce DDR SDRAMs, aimed at doubling the memory bandwidth from SDRAMs without increasing the clock frequency. While Rambus has been successful in negotiating SDRAM-compatible licenses with some DRAM manufacturers which include the payment of royalties on DDR, other manufacturers have not agreed to a license and are in litigation with the Company. See "Legal Proceedings."

   A consortium including both large DRAM manufacturers and systems companies is thought to be developing an extension of DDR known as DDR-2 and another consortium is working on advanced DRAM technology ("ADT"). To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAMs, or are perceived to require the payment of lower royalties, the Company's licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company's future competition will not have a material adverse effect on the Company's business, financial condition and results of operations. While the Company might determine that such alternative technologies, when and if developed, infringe the Company's patents, there can be no assurance that the Company would be able to negotiate agreements which would result in royalties paid to the Company without litigation, which could be costly and the result of which would be uncertain.

   In addition, certain semiconductor companies are now marketing ICs which combine logic and DRAM on the same chip. Such technology, called "embedded DRAM," eliminates the need for any chip connection interface. Embedded DRAMs are well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAMs will not increase in the future.

Patents and Intellectual Property Protection

   The Company has an active program to protect its proprietary technology through the filing of patents. At September 30, 2000, the Company held 97 United States patents on various aspects of its technology, with expiration dates ranging from 2010 to 2019 and had applications pending for an additional approximately 120 United States patents. The Company's United States patents do not prevent the manufacture or sale of Rambus-based ICs abroad. At September 30, 2000, the Company held twelve foreign patents and had an additional approximately 43 foreign patent applications pending in Europe and Asia. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. The Company also relies on trademarks and trade secret laws to protect its intellectual property.

   Rambus believes that it is important to develop and maintain a uniform RDRAM memory interface standard. The Company's RDRAM-compatible contracts generally prevent a licensee from using licensee-developed patented improvements related to Rambus technology to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of Rambus chip connection technology. Specifically, the contracts generally require licensees to grant to Rambus a royalty-free cross-license on patented licensee intellectual property related to the implementation of Rambus interface technology, which Rambus sublicenses to other licensees which have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

Factors Affecting Future Results

   Current and Potential Litigation. As the Company has extended its licensing program to SDRAM-compatible products, it has increasingly become involved in litigation either instigated by the Company or by the potential licensee. As of September 30, 2000, the Company was in litigation with three such potential SDRAM-compatible licensees. In each of these cases, the Company has claimed infringement of its patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. While the Company's objective in all these cases is to achieve settlements resulting in SDRAM-compatible licenses, there can be no assurance that such settlements will take place, that the Company will prevail if there is no settlement or that additional litigation will not result from future efforts by the Company to obtain additional SDRAM-compatible licenses. In addition, future litigation may be necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that the Company would prevail in any future litigation. Any such litigation, whether or not determined in the Company's favor or settled by the Company, is costly and could divert the efforts and attention of the Company's management and technical personnel from normal business operations, which would have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

   In any potential dispute involving the Company's patents or other intellectual property, the Company's licensees could also become the target of litigation. While the Company generally does not indemnify its licensees, some of its RDRAM-compatible license agreements require the Company to provide technical support and information to a licensee which is involved in litigation involving use of Rambus technology. The Company is bound to indemnify certain licensees under the terms of certain RDRAM-compatible license agreements, and the Company may agree to indemnify others in the future. The Company's support and indemnification obligations could result in substantial expenses to the Company. In addition to the time and expense required for the Company to supply such support or indemnification to its licensees, a licensee's development, marketing and sales of RDRAM-compatible ICs could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

   Unpredictable and Fluctuating Operating Results. Because many of the Company's revenue components fluctuate and are difficult to predict, and its expenses are largely independent of revenues in any particular period, it is difficult for the Company to accurately forecast revenues and profitability. Until the fourth quarter of FY 2000, contract revenues had represented the largest portion of the Company's revenues. The Company recognizes contract revenues ratably over the period during which post-contract customer support on RDRAM-compatible licenses is expected to be provided. While this means that contract revenues from current licenses are generally predictable, changes can be introduced by a reevaluation by Company management of the length of the post-contract support period. The initial estimate of this period is subject to revision as the RDRAM-compatible IC being developed under a contract nears production, and such revision will result in an increase or decrease to the quarterly revenue for that contract. In addition, accurate prediction of revenues from new licenses is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Contract revenues also include fees for engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict. Adding to the complexity of making accurate financial forecasts is the fact that certain expenses associated with a particular contract may not be incurred evenly over the contract period, whereas contract fees associated with that contract are recognized ratably over the period during which the post-contract customer support is expected to be provided.

   Royalties accounted for 74% of total revenues in the fourth quarter of fiscal 2000 and 45% of total revenues in the full fiscal year. The Company believes that royalties will represent the majority of total revenue in future periods. Increasing royalty revenues will add to the difficulty in making accurate financial forecasts. Such royalties are recognized in the quarter in which the Company receives a report from a licensee regarding the shipment of licensed ICs in the prior quarter, and are dependent upon fluctuating sales volumes and prices of chips containing Rambus technology, all of which are beyond the Company's ability to control or assess in advance. The Company believes that its continued success will be substantially dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of revenue under existing contracts, as well as the Company's ability to add new licensees and to license new generations of its technology to its existing licensees. Because a systems company can change its source of licensed ICs at any time, and because the new Rambus license source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed ICs, could have a sudden and significant adverse effect on the Company's revenues.

   The Company's business is subject to a variety of additional risks which could materially adversely affect quarterly and annual operating results, including market acceptance of the Company's technology; systems companies' acceptance of RDRAM-compatible ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technology; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays or problems in the introduction or performance of enhancements or future generations of the Company's technology; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technology has been incorporated; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's and system companies' development schedules and levels of expenditure on research and development; personnel changes, particularly those involving engineering and technical personnel; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends and other factors.

   Volatility of Stock Price. The trading price of the Company's Common Stock has been subject to wide fluctuations which may continue in the future in response to quarterly variations in operating results; progress or lack of progress in the development of RDRAM-compatible ICs by licensees or RDRAM-based products by systems companies; signing or not signing new licensees, especially for SDRAM-compatible licenses; new litigation or developments in current litigation; announcements of technological innovations or new products by the Company, its licensees or its competitors; developments with respect to patents or proprietary rights and other events or factors. The trading price of the Company's Common Stock could also be subject to wide fluctuations in response to the publication of reports and changes in financial estimates by securities analysts, and it is possible that the Company's actual results in one or more future periods will fall short of those estimates by securities analysts. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

   Dependence upon Limited Number of Licensees. The Company neither manufactures nor sells devices containing its interface technology. Rather, the Company licenses its technology to semiconductor companies, which in turn manufacture and sell licensed ICs to systems companies which incorporate Rambus technology into their products. The Company's strategy to become an industry standard is dependent upon the Company's ability to make its technology widely available to systems companies through multiple semiconductor manufacturers, and there can be no assurance that the Company will be successful in maintaining its relationships with its current licensees or in entering into new relationships with additional licensees. The Company faces numerous risks in successfully obtaining RDRAM-compatible licensees on terms consistent with the Company's business model, including, among others, the lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party; persuading large semiconductor companies to work with, to rely for critical technology on, and to disclose proprietary manufacturing technology to, a smaller company such as Rambus; persuading potential licensees to bear certain development costs associated with Rambus technology and to make the necessary investment to successfully produce RDRAM-compatible ICs; and successfully transferring technical know-how to licensees. To obtain new SDRAM-compatible licenses the Company may have to resort to litigation, in many cases against the same companies who are RDRAM-compatible licensees of the Company. In addition, there are a relatively limited number of larger semiconductor companies to which the Company could license its interface technology in a manner consistent with its business model. The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies.

   Dependence upon Systems Companies. Although sales of RDRAM-compatible ICs to systems companies which have adopted the Company's technology for their products are not made directly by the Company, such sales directly affect the amount of royalties from RDRAM-compatible ICs received by the Company. Therefore, the Company's success is partially dependent upon the adoption of the Company's chip connection technology by systems companies, particularly those which develop and market high-volume business and consumer products such as home video game consoles and PCs. The Company is subject to many risks beyond its control that influence the success or failure of a particular systems company, including among others competition faced by the systems company in its particular industry; market acceptance of the systems company's products; the engineering, sales and marketing and management capabilities of the systems company; technical challenges unrelated to Rambus technology faced by the systems company in developing its products; and the financial and other resources of the systems company. The process of persuading systems companies to adopt the Company's technology can be lengthy and, even if adopted, there can be no assurance that the Rambus technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. Rambus must dedicate substantial resources to market to and support systems companies, in addition to supporting the sales and marketing and technical efforts of its licensees in promoting Rambus technology to systems companies. Even if a systems company develops a Rambus-based product, success in the market will depend in part on a supply of ICs from Rambus licensees in sufficient quantities and at commercially attractive prices. Because the Company does not control the business practices of its licensees, it has no ability to establish the prices at which its technology is made available to systems companies or the degree to which its licensees promote Rambus technology to systems companies.

   No Assurance of Adoption of RDRAM-Compatible Technology as an Industry Standard; Cost of RDRAM-Compatible Technology. An important part of the Company's strategy for its RDRAM-compatible technology to become an industry standard is to penetrate new markets by targeting leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting RDRAM-compatible technology. Should a high profile industry participant adopt RDRAM-compatible technology for one or more of its products but fail to achieve success with those products, other industry participants' perception of RDRAM-compatible technology could be adversely affected. Any such event could reduce future sales of RDRAM-compatible ICs. Likewise, were a market leader to adopt and achieve success with a competing technology, the Company's reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging the Rambus solution adopted by their competitors. Failure of the Company's technology to be adopted as an industry standard would have a material adverse effect on the Company's business, financial condition and results of operations.

   One important requirement for the Company's RDRAM-compatible technology to be adopted as an industry standard is for any premium in the price and cost of Rambus memory over alternatives to be reasonable in comparison to the perceived benefits of the technology. However, there can be no assurance that the price and cost premium for RDRAMs over standard memory can be reduced sufficiently to allow the development of Rambus as an industry standard. To date, RDRAMs have had a lower than desired yield to the full 800 MHz specification, and some parts have had to be sold at a lower price based on a 700 MHz or even a 600 MHz specification. There can be no assurance that a market for such downgraded RDRAMs will continue to be available or that yields to the full 800 MHz specification will reach satisfactory levels. In addition, because of the extra Rambus interface circuitry and other features, an RDRAM chip is somewhat larger than a standard DRAM. Therefore, a manufacturer will generally produce fewer RDRAMs than standard DRAMs for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard version. Also, RDRAM manufacturers are responsible for their own manufacturing processes and Rambus has no role in the manufacture of RDRAMs. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to "shrink" or otherwise change a design to reduce the cost of the chips.

   RDRAMs use newer-generation chip scale packaging ("CSP") and require high-speed testers for a portion of the test procedure. While the Company feels that testing costs for RDRAMs in mass production volumes will be no greater than for current standard DRAMs, additional capital equipment is required and startup costs are incurred by the manufacturers producing RDRAMs. In addition, for PC main memory applications memory modules (called "RIMMs"), connectors and clock chips must be produced by multiple vendors and available in volume. There is no assurance that such changes in the manufacturing processes and infrastructure of the DRAM industry can be accomplished at a sufficiently competitive price to allow the development of a mass market for RDRAM-compatible technology.

   Dependence upon PC Main Memory Market Segment and Intel. An important part of the Company's strategy is for its RDRAM-compatible technology to penetrate the market segment for PC main memory. Rambus believes that PC main memory currently accounts for more than one-half of all DRAMs sold. To date, the only use of RDRAM-compatible technology in this market is via two chipsets developed by Intel which allow RDRAMs to connect to Pentium III processors. One of these chipsets, designed for use in the PC workstation market, has been highly successful and Rambus technology is now fully established in this market. The other chipset, intended for the much larger main PC market has been less successful due to a variety of factors including inherent bandwidth limitations of the chipset design and relatively high cost of RDRAMs compared to standard memory. In connection with the scheduled introduction in late 2000 of its new processor, the Pentium 4, Intel has designed a new chipset which includes a Rambus memory controller. There can be no assurance that previous problems have been completely solved, that the pricing of Rambus DRAMs will be reduced to a competitive level or that the Intel chipset and Rambus technology will be successful in penetrating the market segment for PC main memory. Furthermore, there can be no assurance that Intel's current emphasis or priorities will not change in the future, resulting in less attention and fewer resources being devoted to developing Rambus-based chipsets. Also, there can be no assurance that Rambus and Intel will continue to be able to work together successfully over an extended period of time nor that Intel will not develop or adopt competing technologies in the future.

   Revenue Concentration. The Company is subject to revenue concentration risks at both the licensee and the systems company levels. In fiscal 2000, 1999, and 1998, revenues from the Company's top five licensees accounted for approximately 54%, 47% and 49% of the Company's revenues, respectively. In fiscal 2000, 1999, and 1998 NEC accounted for approximately 13%, 11% and 22% of revenues, respectively. Also in fiscal 2000, Toshiba and Samsung accounted for 15% and 11% of revenues, respectively. In fiscal 1999, two other licensees accounted for 11% and 10% of revenues. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts and the volumes and prices at which the licensees have recently sold licensed ICs to systems companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future although the Company anticipates that revenue will continue to be concentrated in a limited number of licensees.

   The royalties received by the Company are a function of the adoption of Rambus technology at the systems company level. Systems companies purchase semiconductors containing Rambus technology from Rambus licensees, and generally do not have a direct contractual relationship with the Company. The Company's licensees generally do not provide detail as to the identity of, or volume of licensed ICs purchased by, particular systems companies. As a result, the Company faces difficulty in analyzing the extent to which its future revenues will be dependent upon particular systems companies. However, the Company believes that in fiscal 2000 it is likely that sales by licensees to Nintendo, Sony and to PC manufacturers accounted for the majority of the Company's royalty revenues. All these systems companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of licensed ICs that will be purchased by these companies in the future or the level of royalty-bearing revenues that the Company's licensees will receive from sales to these companies. There can be no assurance that a significant number of other systems companies will adopt the Company's technology or that the Company's dependence upon particular systems companies will decrease in the future.

   Reliance upon DRAM Market; Declines in DRAM Price and Unit Volume per System. In fiscal 2000, a majority of the Company's royalties was derived from the sale of DRAMs. Royalties on DRAMs are based on the volumes and prices of DRAMs manufactured and sold by the Company's licensees. The royalties received by the Company therefore are influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining average selling prices over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties received by the Company, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of the Company's RDRAM-compatible license agreements, royalty rates decrease as a function of time or volume. With the introduction of each new generation of higher density DRAMs, the Company generally expects higher prices resulting in higher royalties per device, but with correspondingly fewer devices required per system. There can be no assurance that decreases in DRAM prices or in the Company's royalty rates will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be successful in maintaining or increasing its share of any market.

   Rapid Technological Change; Reliance on Fundamental Technology; Importance of Timely New Product Development. The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing evolutionary improvements. Since beginning operations in 1990, the Company has derived all of its revenue from its chip connection technology and expects that this dependence on its fundamental technology will continue for the foreseeable future. Accordingly, broad acceptance of the Company's technology is critical to the Company's future success. The introduction or market acceptance of competing technology which renders the Company's chip connection technology less desirable or obsolete would have a rapid and material adverse effect on the Company's business, results of operations and financial condition. The announcement of new products by the Company could cause licensees or systems companies to delay or defer entering into arrangements for the use of the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's operating results will depend to a significant extent on its ability to introduce enhancements and new generations of its chip connection technology which keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. The Company must continually devote significant engineering resources to addressing the ever-increasing need for memory bandwidth associated with increases in the speed of microprocessors and other controllers. Technical innovations of the type that will be required for the Company to be successful are inherently complex and require long development cycles, and there can be no assurance that the Company's development efforts will ultimately be successful. In addition, these innovations must be completed before changes in the semiconductor industry have rendered them obsolete, must be available when systems companies require these innovations, and must be sufficiently compelling to cause semiconductor manufacturers to enter into licensing arrangements with Rambus for the new technology. There can be no assurance that Rambus will be able to meet these requirements. Moreover, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that the Company will have the financial resources necessary to fund future development, that the Company's licensees will continue to share certain research and development costs with the Company as they have in the past, or that revenues from enhancements or new generations of the Company's technology, even if successfully developed, will exceed the costs of development.

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

   The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies and are beginning to take a systems approach similar to the Company's in solving the application needs of systems companies. Some DRAM suppliers have begun to produce DDR SDRAMs, aimed at doubling the memory bandwidth from SDRAMs without increasing the clock frequency. While Rambus has been successful in negotiating SDRAM-compatible licenses with some DRAM manufacturers which include the payment of royalties on DDR, other manufacturers have not agreed to a license and are in litigation with the Company.

   A consortium including both large DRAM manufacturers and systems companies is thought to be developing an extension of DDR known as DDR-2 and another consortium is working on advanced DRAM technology ("ADT"). To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAMs, or are perceived to require the payment of lower royalties, the Company's licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company's future competition will not have a material adverse effect on the Company's business, results of operations and financial condition. While the Company might determine that such alternative technologies, when and if developed, infringe the Company's patents, there can be no assurance that the Company would be able to negotiate agreements which would result in royalties paid to the Company without litigation, which could be costly and the result of which would be uncertain.

   In addition, certain semiconductor companies are now marketing ICs which combine logic and DRAM on the same chip. Such technology, called "embedded DRAM," eliminates the need for any chip connection interface. Embedded DRAMs are well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAMs will not increase in the future.

   Limited Protection of Intellectual Property. While the Company has an active program to protect its proprietary technology through the filing of patents, there can be no assurance that the Company's pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect the Company's intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company.

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

   Rambus believes that it is important to develop and maintain a uniform RDRAM memory interface standard. The Company's RDRAM-compatible contracts generally prevent a licensee from using licensee-developed patented improvements related to Rambus technology to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of Rambus interface technology. Specifically, the contracts generally require licensees to grant to Rambus a royalty-free cross-license on patented licensee intellectual property related to the implementation of Rambus interface technology, which Rambus sublicenses to other licensees that have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

   Risks Associated with International Licenses. In fiscal 2000, 1999 and 1998, international revenues constituted approximately 82%, 60% and 73% of the Company's total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees have to date been denominated in United States dollars. However, to the extent that such licensees' sales to systems companies are not denominated in United States dollars, any royalties that the Company receives as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed ICs sold by the Company's foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed ICs could fall, which in turn would reduce the Company's royalties. The Company does not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of the Company's licensees are subject to a variety of risks, including tariffs, import restrictions and other trade barriers, changes in regulatory requirements, longer accounts receivable payment cycles, adverse tax consequences, export license requirements, foreign government regulation, political and economic instability and changes in diplomatic and trade relationships. In particular, the laws of certain countries in which the Company currently licenses or may in the future license its technology require significant withholding taxes on payments for intellectual property, which the Company may not be able to offset fully against its United States tax obligations. The Company is subject to the further risk of the tax authorities in those countries recharacterizing certain engineering fees as license fees, which could result in increased tax withholdings and penalties. The Company's licensees are subject to many of the risks described above with respect to systems companies which are located in different countries, particularly video game console and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with international licenses of the Company's technology will not have a direct or indirect material adverse effect on the Company's business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property.

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

   Management of Expanded Operations. The Company is not experienced in managing rapid growth. The Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company's limited managerial, financial, engineering and other resources. The Company's RDRAM-compatible licensees and systems companies rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's interface technologies. Relationships with new RDRAM-compatible licensees or systems companies generally require significant engineering support. As a result, any increases in adoption of the Company's technology will increase the strain on the Company's resources, particularly the Company's engineers. Any delays or difficulties in the Company's research and development process caused by these factors or others could make it difficult for the Company to develop future generations of its interface technology and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and adversely affect the efficiency of the Company's research and development process. The rate of the Company's future expansion, if any, in combination with the complexity of the technology involved in the Company's licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting the operational needs of the Company as well as the needs of the licensees and systems companies. Additionally, the Company may be required to reorganize its managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect on the Company resulting from a lack of effective management in any of these areas will be magnified. Inability to manage the expansion of the Company's business would have a material adverse effect on its business, financial condition and results of operations.

Item 2. Properties

   The Company leases approximately 42,000 square feet in one building in Mountain View, California for its U.S. engineering, marketing and administrative operations. The principal lease expires in 2005, with an option to extend the lease for an additional five years. In August 1999 the Company signed a lease for a 96,000 square-foot building currently under construction in Los Altos, California. The lease has an initial term of ten years, with options to extend the term for two periods of five years each. The Company anticipates moving its U.S. operations to this new building upon its completion, scheduled for late 2000. The Company also leases space in Tokyo and Taipei for offices which provide sales and technical support to systems companies in Japan and Taiwan. The Company believes that it will not have difficulty in securing additional facilities if required.

Item 3. Legal Proceedings

   On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia against Infineon Technologies AG ("Infineon") and its North American subsidiary for infringement of two U.S. patents. In addition, on August 7, 2000, the Company filed suit in Mannheim, Germany against Infineon for infringement of one European patent. The suits seek injunctions to halt the sale, manufacture and use of Infineon SDRAM and DDR SDRAM memory devices that infringe the Rambus patents. On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case (USDC Virginia Civil Action No.: 3:00CV524) seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserts breach of contract and fraud claims in connection with the Company's participation in an industry standards-setting group known as JEDEC. The Infineon counterclaims seek damages based on the alleged contributory infringement, injunctions to halt future infringement, punitive damages based on the alleged fraud and the award to Infineon of a royalty-free license to the Rambus patents. On October 13, 2000, the Company filed a motion to dismiss the Infineon breach of contract and fraud counterclaims. A decision on this motion is pending. The Company disputes all of Infineon's counterclaims and intends to pursue its claims and defend against the counterclaims vigorously. The U.S. case is currently in the discovery phase. In the German case, trial has been scheduled for December 22, 2000.

   On August 28, 2000, Micron Technology, Inc. ("Micron") filed suit against the Company in the U.S. District Court in Delaware (USDC Delaware Civil Action
No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Based on these allegations, the suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. On September 18, 2000, the Company filed two separate motions to dismiss this lawsuit. A decision on these motions is pending; no discovery has yet occurred in this case. The Company disputes all of Micron's claims and intends to defend the lawsuit vigorously.

   In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and mask sets from Micron facilities. These suits are all in their early phases, although trial has been scheduled in the German case for February 16, 2001.

   On August 29, 2000, Hyundai Electronics Industries Co., Ltd. ("Hyundai") and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 PVT). The suit asserts breach of contract in connection with the Company's participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hyundai. On October 23, 2000, the Company filed a motion to transfer this lawsuit to the U.S. District Court for the Eastern District of Virginia. A decision on this motion is pending; no discovery has yet occurred in this case. The Company disputes Hyundai's claims and intends to defend the lawsuit vigorously.

   In September 2000, the Company filed suit against Hyundai in Germany, France and Great Britain for infringement of a European patent. The French action included court-sanctioned seizure of documents and samples from a Hyundai facility. These suits are all in their early phases, although trial has been scheduled in the German case for February 16, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock is listed on the Nasdaq National Market under the symbol "RMBS." The quarterly high and low prices as reported by Nasdaq are included in the table "Consolidated Supplementary Financial Data" on page 49 of this Report 10-K.

   As of October 31, 2000, there were 673 holders of record of the Company's common stock. Because many of the shares of the Company's common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never paid or declared any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

   Net income (loss) per share calculations have been retroactively restated to reflect a four-for-one split of Rambus' common stock effective June 15, 2000.

                                          Year Ended September 30,
                                ---------------------------------------------
                                  2000       1999     1998    1997     1996
                                ---------  -------- -------- ------- --------
                                    (in thousands except per share data)
Operations:
Total revenues................. $  72,311  $ 43,370 $ 37,864 $26,015 $ 11,270
Operating income (loss)........  (143,508)    9,499    7,967   1,954   (4,568)
Net income (loss)..............  (106,127)    8,718    6,788   1,981   (4,415)
Net income (loss) per share-
 diluted....................... $   (1.10) $   0.09 $   0.07 $  0.02 $  (0.20)

Financial Position (at year
 end):
Total assets................... $ 219,631  $115,773 $110,987 $87,878 $ 12,868
Total debt (capital lease
 obligations)..................       --        --       130     512    1,297
Stockholders' equity
 (deficit).....................   162,322    61,564   41,792  26,661  (12,144)

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

Overview

   Since its founding in 1990, Rambus has been engaged in the development of high-speed chip-to-chip interface technology. The Company neither manufactures nor sells semiconductors but, rather, licenses its technology on a nonexclusive and worldwide basis to semiconductor companies which manufacture memory and logic ICs incorporating Rambus interface technology. These ICs are sold to systems companies to enhance the performance and cost-effectiveness of consumer electronics, computer systems and other electronic systems. Systems companies are not required to obtain a Rambus license to incorporate Rambus technology into their products.

   Revenues. The Company generates revenues from two types of licenses. The first, for technology which is fully compatible with the Rambus standard ("RDRAM-compatible licenses"), allows semiconductor manufacturers to manufacture and sell RDRAMs and logic ICs containing Rambus ASIC cells ("RACs") to systems companies which have adopted Rambus technology. The second type of license ("SDRAM-compatible licenses"), covers the use of Rambus patents and other intellectual property in non-Rambus ICs, specifically in synchronous DRAM ("SDRAM") and double data-rate ("DDR") SDRAM memory devices and logic ICs which control such memory.

   Revenues from RDRAM-compatible licenses consist of contract fees and royalties. Contract fees from RDRAM-compatible licenses are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties, and represented approximately 55% of the Company's total revenues in fiscal 2000, 82% in 1999, and 76% in 1998. The Company's RDRAM-compatible licenses generally require a licensee to pay a contract fee to Rambus typically ranging from a few hundred thousand dollars for a narrow license covering a single logic product to millions of dollars for a license with broad coverage of Rambus technology. Part of these fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. All contract fees are nonrefundable.

   In accordance with the terms of a few RDRAM-compatible licenses, the Company received nonrefundable, prepaid royalties which offset the earliest royalty payments otherwise due from the licensee. As of September 30, 2000, $6.1 million of such nonrefundable, prepaid royalties had offset initial royalties, and the Company had a balance of $200,000 remaining to be offset against future royalties. Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties from RDRAM-compatible licenses are bundled together as contract fees because the Company generally does not provide or price these components separately. These contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over revenue recognized is shown on the Company's balance sheet as deferred revenue.

   SDRAM-compatible licenses also generally provide for the payment of license fees as well as quarterly royalties. However, there are no upgrades, enhancements or other customer support provided for these licenses. The license fees, which generally are millions of dollars, include compensation for use of Rambus patents from the time the Company notifies the licensee of potential infringement. Accordingly, Rambus classifies these fees as royalty revenues which are recognized ratably over the five-year contract period. The excess of SDRAM-compatible license fees received over royalty revenue recognized is shown on the Company's balance sheet as deferred revenue. As of September 30, 2000, the Company's deferred revenue from both RDRAM-compatible and SDRAM-compatible licenses was $48.3 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

   Royalties, which are generally a percentage of the revenues received by licensees on their sales of licensed ICs, are normally payable quarterly by a Rambus licensee on sales occurring during the life of the Rambus patents being licensed in the case of RDRAM-compatible licenses, and over a five year contract period in the case of SDRAM-compatible licenses. Rambus recognizes royalties from a licensee in the quarter in which it receives the report detailing shipments of Rambus ICs by such licensee in the prior quarter. For a typical systems application of Rambus technology, the Company receives royalties from the sale of both licensed logic ICs and DRAMs as they are shipped by Rambus licensees. Royalty rates range up to a maximum of approximately 2.5% for RDRAMs and a maximum of approximately 5% for associated Rambus logic ICs, and in some cases may decline based on the passage of time or on the total volume of Rambus ICs shipped. In the case of SDRAM-compatible licenses, the royalty rates for SDRAMs and associated controllers are generally less than the comparable RDRAM-compatible rates, and for DDR and associated controllers the rates are generally higher. The exact rate and structure of a royalty arrangement with a particular licensee depend on a number of factors, including the amount of the license fee to be paid by the licensee and, in the case of RDRAM-compatible licenses, the marketing and engineering commitment made by the licensee.

   As of September 30, 2000, the Company had 28 RDRAM-compatible licensees and four SDRAM-compatible licensees. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In fiscal 2000, 1999, and 1998, revenues from the Company's top five licensees accounted for approximately 54%, 47% and 49% of the Company's revenues, respectively. In fiscal 2000, 1999, and 1998 NEC accounted for approximately 13%, 11% and 22% of revenues, respectively. Also in fiscal 2000, Toshiba and Samsung accounted for 15% and 11% of revenues, respectively. In fiscal 1999, two other licensees accounted for 11% and 10% of revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell Rambus ICs to systems companies in any given period.

   The royalties received by the Company are also partially a function of the adoption of Rambus technology by systems companies and the acceptance of the systems companies' products by end users. The Company generally does not have a direct contractual relationship with systems companies, and the royalty reports submitted by the Company's licensees generally do not disclose the identity of, or unit volume of Rambus ICs purchased by, particular systems companies. As a result, it is difficult for the Company to predict the extent to which its future revenues will be dependent upon particular systems companies.

   In fiscal 2000, 1999, and 1998, international revenues constituted 82%, 60% and 73% of the Company's total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

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

   Engineering costs are allocated between cost of contract revenues and research and development expenses. Cost of contract revenues is determined based on the portion of engineering costs which have been incurred during the period for the adaptation of Rambus interface technology for specific RDRAM-compatible licensee processes. The balance of engineering costs, incurred for general development of Rambus technology, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of development and implementation cycles. As a generation of technology matures from the development stage through implementation, the majority of engineering costs shifts from research and development expenses to cost of contract revenues. Engineering costs are recognized as incurred and do not correspond to the recognition of revenues under the related contracts.

   Marketing, general and administrative expenses include salaries, travel expenses and costs associated with trade shows, advertising, legal, finance and other marketing and administrative efforts. Costs of technical support for systems companies, including applications engineering, are also charged to marketing, general and administrative expense. Consistent with the Company's business model, sales and marketing activities are focused on developing relationships with potential licensees and on participating with existing licensees in marketing, sales and technical efforts directed to systems companies. In many cases, Rambus must dedicate substantial resources to the marketing and support of systems companies. Due to the long business development cycles faced by the Company and the semi-fixed nature of administrative expenses, marketing, general and administrative expenses in a given period generally are unrelated to the level of revenues in that period or in recent or future periods.

   Taxes. The Company reports certain items of income and expense for financial reporting purposes in different years than they are reported in the tax return. Specifically, the Company reports contract fees and royalties when received for tax purposes, as required by tax law. For financial reporting purposes, the Company records revenues from RDRAM-compatible contract fees over the period post-contract customer support is expected to be provided and from SDRAM-compatible license fees over the five-year contract period and records royalty revenues upon notification from licensees. Thus, the Company recognizes revenue earlier for tax than for financial reporting purposes. Accordingly, the Company's net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes.

Results of Operations

   The following table sets forth, for the fiscal years indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                           2000    1999   1998
                                                          ------   -----  -----
Revenues:
  Contract revenues......................................   54.9%   81.5%  75.9%
  Royalties..............................................   45.1    18.5   24.1
                                                          ------   -----  -----
    Total revenues.......................................  100.0%  100.0% 100.0%
                                                          ======   =====  =====
Costs and expenses:
  Cost of contract revenues..............................   16.7    28.2   23.7
  Research and development...............................   15.9    18.7   25.5
  Marketing, general and administrative..................   29.2    31.2   29.8
  Employee stock-related compensation expense............  236.6     --     --
                                                          ------   -----  -----
    Total costs and expenses.............................  298.4    78.1   79.0
                                                          ------   -----  -----
Operating income (loss).................................. (198.4)   21.9   21.0
Other income, net........................................    6.5    10.0    8.9
                                                          ------   -----  -----
Income (loss) before income taxes........................ (191.9)   31.9   29.9
Provision for (benefit from) income taxes................  (45.1)   11.8   12.0
                                                          ------   -----  -----
Net income (loss)........................................ (146.8)%  20.1%  17.9%
                                                          ======   =====  =====

   Revenues. Revenues were $72.3 million, $43.4 million and $37.9 million in fiscal 2000, 1999 and 1998, respectively. Contract revenues increased 12.2% to $39.7 million in fiscal 2000 and increased 23.1% to $35.4 million in fiscal 1999. The majority of the increase in contract revenues in fiscal 2000 represents recognition of the remaining revenue on contracts for which all remaining obligations were terminated by mutual consent due to the licensees' withdrawal from the commodity DRAM market. Such a termination results in the cancellation of all obligations on RDRAM development by both parties. Since all license and engineering payments already received are nonrefundable, the deferred revenue balance on these contracts of approximately $8.1 million was recognized upon termination in fiscal 2000. Fiscal 1999 contract revenues include approximately $500,000 of such previously deferred revenue from cancellation of a contract by Rambus due to nonperformance of a licensee. Also contributing to the revenue increase in both fiscal 2000 and fiscal 1999 was a change in management's estimate of certain contract revenue recognition periods, which occurred in the fourth quarter of fiscal 1999. Such periods are initially estimated based upon management's judgment of the time over which the Company has an obligation to support its RDRAM-compatible licensees. As the new generation of RDRAM-compatible technology went into production late in fiscal 1999, a more accurate estimate of the remaining support period could be made. To the extent the new estimated periods were less than the original estimates, the amount of deferred revenue recognized in the fourth quarter of fiscal 1999 and in fiscal 2000 was greater than in the comparable periods of prior years. In fiscal 2000, this increase was partially offset by the ending of revenue recognition on contracts for which the contract period had expired, including the Texas Instruments ("TI") DRAM contract. Fiscal 1999 included approximately $3.6 million of contract revenue from the TI DRAM contract. This revenue was recognized on an accelerated basis due to the sale of TI's DRAM business to Micron Technology Inc. and was fully recognized by the end of fiscal 1999.

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

   In fiscal 2000, royalties increased 307% to $32.6 million, or 45.1% of total revenues. Fiscal 2000 revenues include increased royalties from licensees' shipments of RDRAMs and controllers that connect to RDRAMs (RDRAM-compatible
ICs) as well as the first ever royalties from licensees for the use of Rambus intellectual property in SDRAMs, DDR SDRAMs and logic products which directly control these memories (SDRAM-compatible ICs). The Company believes that fiscal 2000 royalties from RDRAM-compatible ICs were largely based upon shipments into the desktop PC, workstation, and Sony PlayStation2 markets and, to a lesser extent, shipments of previous-generation Rambus ICs for Nintendo64 systems. In fiscal 1999, royalties decreased 12.3% to $8.0 million, or 18.5% of total revenues. The Company believes that this decrease was a result of declining sales and/or prices for the RDRAM-compatible ICs used by Nintendo as well as steep price declines in the DRAM market. The Company anticipates that its potential to generate RDRAM-compatible royalties in fiscal 2001 will be largely dependent upon system sales by PC and workstation manufacturers and Sony. The markets addressed by systems companies using Rambus ICs, including those in the video game console and PC businesses, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of Rambus ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating RDRAM-compatible technology into their products is contractually obligated to continue using Rambus ICs. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period.

   Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, were $23.6 million, $20.4 million and $18.6 million in fiscal 2000, 1999 and 1998, respectively, which represented 32.6%, 46.9% and 49.2% of revenues in the same periods, respectively. The increase in engineering costs was primarily attributable to engineering personnel added to support the launch of RDRAM-compatible technology into the PC main memory market, the Company's announced technology roadmap improvements, and new initiatives in the communications market and chip-to-chip connections. The decrease as a percentage of revenues was primarily the result of the Company's growth in revenues.

   Cost of Contract Revenues. Cost of contract revenues were $12.1 million, $12.2 million and $9.0 million, which represented 16.7%, 28.2% and 23.7% of revenues, in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, cost of contract revenues declined in terms of absolute dollars and as a percentage of revenues due to a reduction in the engineering effort required to support the launch and ramp of RDRAM-compatible technology into the PC main memory market as well as the effect of the increase in revenues. In fiscal 1999, cost of contract revenues increased 36.1% to $12.2 million, and increased as a percentage of revenues, as the Company focused its engineering resources on the ramp of RDRAM-compatible technology into the PC main memory market. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of Rambus ICs go through the normal development and implementation phases.

   Research and Development. Research and development expenses were $11.5 million, $8.1 million, and $9.6 million, which represented 15.9%, 18.7% and 25.5% of revenues, in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, research and development expenses increased 41.6% compared to 1999 as the Company was able to shift engineering resources from support of the PC market ramp to development of technology roadmap improvements as well as new chip connection activities. However, research and development expenses decreased as a percentage of revenues in fiscal 2000 due to the increase in the Company's revenues. Research and development expenses include approximately $802,000 of deferred compensation costs and amortization related to the Company's fiscal 2000 purchase of the intellectual property assets of a small company responsible for developing a SerDes cell for network applications. The acquisition was accounted for as a purchase, which resulted in goodwill and deferred compensation costs that are being amortized over periods ranging from 2 to 5 years. In fiscal 1999, research and development expenses decreased 15.8% compared to 1998, and decreased as a percentage of total revenues, as engineering resources were transferred to the support of Intel, RDRAM licensees, PC OEMs and infrastructure providers on the ramp of RDRAM-compatible technology into the PC main memory market. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

   Marketing, General and Administrative. Marketing, general and administrative expenses were $21.1 million, $13.5 million and $11.3 million, which represented 29.2%, 31.2% and 29.8% of revenues, in fiscal 2000, 1999 and 1998, respectively. The fiscal 2000 increase in absolute dollars was primarily due to the addition of administrative personnel and legal fees to support enforcement of the Company's patents and other intellectual property rights. The decrease in marketing, general and administrative expenses as a percentage of revenues in fiscal 2000 reflects the increased revenue base. The fiscal 1999 increase in both absolute dollars and as a percentage of revenues was primarily due to a buildup of the marketing and sales teams in both the U.S. and Japan as well as increased costs associated with applications engineering and other technical support provided to systems companies. The Company expects marketing, general and administrative expenses to increase in the future as the Company focuses additional resources upon protecting its intellectual property rights through legal activities, marketing its technology, and assisting systems companies with adapting this technology to new generations of products. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

   Employee Stock-Related Compensation Expense. As discussed below in the section entitled "Contingent Warrants, Common Stock Equivalents, and Options," a $171.1 million employee stock-related compensation charge was taken in fiscal 2000 related to Common Stock Equivalents granted to the Company's Chief Executive Officer and President and options granted to the Company's employees.

   Other Income, Net. Other income, net consists primarily of interest income from the Company's short-term cash investments. Other income, net was $4.7 million, $4.3 million and $3.4 million, which represented 6.5%, 10.0% and 8.9% of revenues, in fiscal 2000, 1999 and 1998, respectively. The increase in absolute dollars was due to the combination of higher interest rates and higher invested balances. The Company expects interest income to increase in the future due to higher cash balances.

   Provision for (Benefit from) Income Taxes. The Company recorded an income tax benefit of $32.7 million in fiscal 2000, and a provision for income taxes of $5.1 million in fiscal 1999 and $4.5 million in fiscal 1998. In the fourth quarter of fiscal 2000, the Company determined, based upon its continued and growing profitability, that it would more likely than not be able to utilize its deferred tax assets, and recorded a $38 million credit to income tax expense to reduce the valuation allowance against the deferred tax assets. For the 1999 and 1998 provisions, the estimated federal and state combined rate on income before income taxes was 37% and 40%, respectively. The Company's effective tax rate differs from the statutory rate due to timing differences related to the recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

   At September 30, 2000, the Company had gross deferred tax assets of approximately $76.9 million, primarily relating to the difference between tax and book treatment of employee stock-related compensation expenses and deferred revenue, and net operating losses. The deferred tax assets of approximately $76.9 million, net of the valuation allowance of $5.9 million, as of September 30, 2000 represents management's estimate of those tax assets which it believes will more likely than not (a probability of just over fifty percent) be realized. The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant.

Common Stock Split

   In March 2000, the Company's board of directors approved a four-for-one split of Rambus' common stock, subject to stockholder approval of an increase in authorized common stock. On May 23, 2000, the Company's stockholders approved an increase in the Company's authorized shares of common stock to 500 million shares. The stock began trading on a split-adjusted basis on June 15, 2000. All references in this Form 10-K to earnings per share, the number of common shares, contingent warrants, common stock equivalents, and options, and the share price have been retroactively restated to reflect the common stock split and the increase in authorized common stock.

Contingent Warrants, Common Stock Equivalents, and Options

   In January 1997, the Company granted a warrant to Intel Corporation for the purchase of 4,000,000 shares of Rambus common stock at an exercise price of $2.50 per share (the "Intel warrant"). This warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets (the "Intel milestones"). The warrant will expire no later than the eighth (8th) anniversary of its issuance. At the time that achievement of the milestones becomes probable, a non-cash charge will be made to the statement of operations based on the fair value of the warrant.

   In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various Rambus Direct DRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, issuable at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They will vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of September 30, 2000, a total of 1,160,000 of these warrants had been issued.

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

Liquidity and Capital Resources

   As of September 30, 2000 the Company had cash and cash equivalents and marketable securities of $132.3 million, including restricted cash of $2.5 million and a long-term component of $7.5 million. As of the same date, the Company had total working capital of $109.8 million, including a short-term component of deferred revenue of $24.2 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $133.9 million at September 30, 2000.

   The Company's operating activities provided net cash of $35.2 million, $4.1 million and $16.3 million in fiscal 2000, 1999 and 1998, respectively. Cash generated by fiscal 2000 operations was primarily the result of net loss and deferred taxes offset by non-cash items, primarily non-cash stock compensation expense. Cash generated in 1999 was primarily from net income and income tax adjustments, offset by a decrease in deferred revenue due to recognition of contract revenues in excess of new billings. Cash generated in fiscal 1998 was primarily the result of net income and increases in deferred revenue, offset by net payments, provisions and adjustments relating to income taxes. The increase in deferred revenue was due to new billings on license contracts in excess of revenues recognized.

   Net cash provided by investing activities was $2.2 million in fiscal 2000. Net cash used in investing activities was $19.8 million and $14.4 million in fiscal 1999 and 1998, respectively. Investing activities have consisted primarily of net purchases and maturities of marketable securities and purchases of property and equipment and investments.

   Net cash provided by financing activities were $10.8 million, $4.7 million and $3.4 million in fiscal 2000, 1999 and 1998, respectively. Proceeds from the sale of common stock under the Company's Employee Stock Purchase and Option plans are the primary source of net cash provided by financing activities.

   The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133 and SFAS 137 in the first quarter of fiscal year 2001 will have no material impact on its financial statements and related disclosures.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 in the fourth quarter of fiscal year 2001 is not expected to have an impact on the Company's operating results.

   In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

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

   The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 2000.

                                                                   Average Rate
                                                                   of Return at
                                                                   September 30,
                                                    Carrying Value     2000
                                                    (in thousands) (annualized)
                                                    -------------- -------------
Marketable securities:
  Cash equivalents.................................    $ 49,995         6.6%
  United States government debt securities.........      37,527         6.4%
  Corporate notes and bonds........................       9,520         7.0%
  Municipal notes and bonds........................       8,189         3.6%
  Foreign debt securities..........................       7,523         7.1%
  Commercial paper.................................       3,916         6.6%
                                                       --------
    Total marketable securities....................    $116,670
                                                       ========

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

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Executive Officer Compensation--Executive Officers of the Company" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2000.

Item 11. Executive Compensation

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2000.

Item 13. Certain Relationships and Related Transactions

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions with Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) (1) Financial Statements

                                                                           Page
                                                                           ----
The following consolidated financial statements of the Registrant and
Report of
PricewaterhouseCoopers LLP, Independent Accountants, are included herewith:

Report of PricewaterhouseCoopers LLP, Independent Accountants.............  29

Consolidated Balance Sheets as of September 30, 2000 and 1999.............  30

Consolidated Statements of Operations for the years ended September 30,
 2000, 1999, and 1998.....................................................  31

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for the years ended September 30, 2000, 1999, and 1998...................  32

Consolidated Statements of Cash Flows for the years ended September 30,
 2000, 1999, and 1998.....................................................  33

Notes to Consolidated Financial Statements................................  34

Consolidated Supplementary Financial Data.................................  49

 (a) (2) Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts..............................  50

   This financial statement schedule of the Company for each of the years ended September 30, 2000, 1999 and 1998 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company. All other financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

 (a) (3) Exhibits

      Exhibit
      Number                         Description of Document
      -------                        -----------------------
       3.1(3)     Amended and Restated Certificate of Incorporation of
                  Registrant filed May 29, 1997.

       3.2(6)     Amended and Restated Bylaws of Registrant dated October 20,
                  1999.

       4.1(1)     Form of Registrant's Common Stock Certificate.

       4.2(1)     Amended and Restated Information and Registration Rights
                  Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

       4.3(1)     Form of Preferred Shares Rights Agreement dated April 1,
                  1997.

       4.4(7)     Warrant No. 1-REV dated January 7, 1997 issued to Intel
                  Corporation to purchase shares of the Registrant's common stock.

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

      10.6(5)     1997 Stock Plan and related forms of agreements.

      10.7(1) 1997 Employee Stock Purchase Plan and related forms of agreements.

      10.8(1)     Standard Office Lease, dated as of March 10, 1991, between
                  Registrant and South Bay/Latham.

      10.9(1) Form of Promissory Note between the Registrant and certain executive officers.

      10.10(6) Office Lease, dated as of August 27, 1999, between Registrant and Los Altos--El Camino Associates, LLC.

      10.11(6)    Common Stock Equivalent Agreement, dated as of October 20,
                  1999, between the Registrant and Geoff Tate.

      10.12(6)    Common Stock Equivalent Agreement, dated as of October 20,
                  1999, between the Registrant and David Mooring.

      10.13(8) Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

      10.14(9)    1999 Nonstatutory Stock Option Plan.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

 (a) (3) Exhibits (Continued)

(4) Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5) Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
(6) Incorporated by reference to the Form 10-K filed on December 23, 1999.
(7) Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8) Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(9) Incorporated by reference to the Registration Statement on Form S-8 filed October 27, 2000 (file no. 333-48730).

 (b) Reports on Form 8-K

   The Company filed one report on Form 8-K during the fourth quarter ended September 30, 2000. Information regarding the item reported on is as follows:

     July 7, 2000 The Company filed Exhibit 4.4 Warrant No. 1-REV dated January
                  7, 1997 issued to Intel Corporation to purchase shares of the Registrant's common stock.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rambus Inc. and Subsidiary

   In our opinion, the consolidated financial statements listed in the index appearing under item 14 (a) (1) on page 26 present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiary at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 18, 2000

                           RAMBUS INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
                                                   (in thousands, except share
                                                     and per share amounts)
                     ASSETS
                     ------
Current assets:
 Cash and cash equivalents.......................  $      63,093  $      14,982
 Marketable securities...........................         59,127         72,158
 Accounts receivable, less allowance for doubtful
  accounts of $10 in 2000 and 1999...............             68          1,499
 Prepaid and deferred taxes......................         17,661          7,579
 Prepaids and other current assets...............          2,988          2,260
                                                   -------------  -------------
   Total current assets..........................        142,937         98,478
Property and equipment, net......................          6,724          4,232
Marketable securities, long-term.................          7,548          5,658
Restricted cash..................................          2,500          2,500
Deferred taxes, long-term........................         55,404          4,123
Other assets.....................................          4,518            782
                                                   -------------  -------------
   Total assets..................................  $     219,631  $     115,773
                                                   =============  =============
                   LIABILITIES
                   -----------
Current liabilities:
 Accounts payable................................  $       1,850  $         265
 Income taxes payable............................             74            --
 Accrued salaries and benefits...................          3,504          3,090
 Other accrued liabilities.......................          3,604          1,070
 Deferred revenue................................         24,155         32,279
                                                   -------------  -------------
   Total current liabilities.....................         33,187         36,704
Deferred revenue, less current portion...........         24,122         17,505
                                                   -------------  -------------
   Total liabilities.............................         57,309         54,209
                                                   -------------  -------------
Commitments and contingencies (Notes 6, 7 and 13)
              STOCKHOLDERS' EQUITY
              --------------------
Convertible preferred stock, $.001 par value:
 Authorized: 5,000,000 shares;
 Issued and outstanding: no shares at September
  30, 2000 and September 30, 1999................            --             --
Common stock, $.001 par value:
 Authorized: 500,000,000 shares;
 Issued and outstanding: 97,490,774 shares at
  September 30, 2000 and 94,810,672 shares at
  September 30, 1999.............................             97             95
Additional paid-in capital.......................        285,885         78,503
Deferred stock-based compensation................           (571)           --
Accumulated deficit..............................       (123,132)       (17,005)
Accumulated other comprehensive gain (loss)......             43            (29)
                                                   -------------  -------------
     Total stockholders' equity..................        162,322         61,564
                                                   -------------  -------------
      Total liabilities and stockholders'
       equity....................................  $     219,631  $     115,773
                                                   =============  =============

                See Notes to Consolidated Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended September 30,
                                                  ----------------------------
                                                    2000       1999     1998
                                                  ---------  --------  -------
                                                  (in thousands, except per
                                                        share amounts)
Revenues:
  Contract revenues.............................. $  39,683  $ 35,353  $28,727
  Royalties......................................    32,628     8,017    9,137
                                                  ---------  --------  -------
    Total revenues...............................    72,311    43,370   37,864
                                                  ---------  --------  -------
Costs and expenses:
  Cost of contract revenues......................    12,093    12,232    8,988
  Research and development.......................    11,501     8,123    9,649
  Marketing, general and administrative..........    21,140    13,516   11,260
  Employee stock-related compensation expense....   171,085       --       --
                                                  ---------  --------  -------
    Total costs and expenses.....................   215,819    33,871   29,897
                                                  ---------  --------  -------
    Operating income (loss)......................  (143,508)    9,499    7,967
Interest and other income, net...................     4,714     4,346    3,413
Interest expense.................................       --         (7)     (52)
                                                  ---------  --------  -------
    Income (loss) before income taxes............  (138,794)   13,838   11,328
Provision for (benefit from) income taxes........   (32,667)    5,120    4,540
                                                  ---------  --------  -------
    Net income (loss)............................ $(106,127) $  8,718  $ 6,788
                                                  =========  ========  =======
Net income (loss) per share--basic............... $   (1.10) $   0.09  $  0.07
                                                  =========  ========  =======
Net income (loss) per share--diluted............. $   (1.10) $   0.09  $  0.07
                                                  =========  ========  =======
Number of shares used in per share calculations:
  Basic..........................................    96,487    93,328   90,816
                                                  =========  ========  =======
  Diluted........................................    96,487   100,208   97,504
                                                  =========  ========  =======


                See Notes to Consolidated Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME for the years ended September 30, 2000, 1999 and 1998

                                                                                           Accumulated
                          Common Stock  Additional   Deferred   Stockholders'                 Other
                          -------------  Paid-In   Stock-Based      Notes     Accumulated Comprehensive
                          Shares Amount  Capital   Compensation  Receivable     Deficit    Gain (Loss)   Total
                          ------ ------ ---------- ------------ ------------- ----------- ------------- --------
                                                              (in thousands)
Balances, September 30,
1997....................  89,244  $ 89   $ 59,798     $ --          $(680)     $ (32,511)     $(35)     $ 26,661
 Components of
 comprehensive income:
 Net income.............     --    --         --        --            --           6,788       --          6,788
 Foreign currency
 translation
 adjustments............     --    --         --        --            --             --        (90)          (90)
                                                                                                        --------
  Total comprehensive
  income................                                                                                   6,698
                                                                                                        --------
 Issuance of common
 stock upon exercise of
 options, net...........   1,728     2      1,216       --            --             --        --          1,218
 Issuance of common
 stock under Employee
 Stock Purchase Plan....     732     1      1,879       --            --             --        --          1,880
 Repayments of
 stockholders' notes
 receivable.............     --    --         --        --            680            --        --            680
 Issuance of warrant....     --    --         568       --            --             --        --            568
 Tax benefit of stock
 option exercises.......     --    --       4,087       --            --             --        --          4,087
                          ------  ----   --------     -----         -----      ---------      ----      --------
Balances, September 30,
1998....................  91,704    92     67,548       --            --         (25,723)     (125)       41,792
 Components of
 comprehensive income:
 Net income.............     --    --         --        --            --           8,718       --          8,718
 Foreign currency
 translation
 adjustments............     --    --         --        --            --             --        201           201
 Unrealized loss on
 marketable securities..     --    --         --        --            --             --       (105)         (105)
                                                                                                        --------
  Total comprehensive
  income................                                                                                   8,814
                                                                                                        --------
 Issuance of common
 stock upon exercise of
 options, net...........   2,360     2      2,821       --            --             --        --          2,823
 Issuance of common
 stock under Employee
 Stock Purchase Plan....     748     1      2,031       --            --             --        --          2,032
 Tax benefit of stock
 option exercises.......     --    --       6,103       --            --             --        --          6,103
                          ------  ----   --------     -----         -----      ---------      ----      --------
Balances, September 30,
1999....................  94,812    95     78,503       --            --         (17,005)      (29)       61,564
 Components of
 comprehensive income:
 Net loss...............     --    --         --        --            --        (106,127)      --       (106,127)
 Foreign currency
 translation
 adjustments............     --    --         --        --            --             --        (14)          (14)
 Unrealized gain on
 marketable securities..     --    --         --        --            --             --         86            86
                                                                                                        --------
  Total comprehensive
  income................                                                                                (106,055)
                                                                                                        --------
 Issuance of common
 stock upon exercise of
 options, net...........   2,300     2      8,497       --            --             --        --          8,499
 Issuance of common
 stock under Employee
 Stock Purchase Plan....     179   --       2,257       --            --             --        --          2,257
 Issuance of common
 stock from Common Stock
 Equivalents............     200   --         --        --            --             --        --            --
 Stock-related
 compensation charges...     --    --     169,878       --            --             --        --        169,878
 Deferred compensation..     --    --         663      (663)          --             --        --            --
 Amortization of
 deferred compensation..     --    --         --         92           --             --        --             92
 Tax benefit of stock
 option exercises.......     --    --      26,087       --            --             --        --         26,087
                          ------  ----   --------     -----         -----      ---------      ----      --------
Balances, September 30,
2000....................  97,491  $ 97   $285,885     $(571)        $ --       $(123,132)     $ 43      $162,322
                          ======  ====   ========     =====         =====      =========      ====      ========

                See Notes to Consolidated Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended September 30,
                                              ---------------------------------
                                                2000        1999        1998
                                              ---------  -----------  ---------
                                                      (in thousands)
Cash flows from operating activities:
 Net income (loss)..........................  $(106,127) $     8,718  $   6,788
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Non-cash employee stock-related
   compensation.............................    169,878          --         --
  Non-cash compensation expense for issuance
   of warrant...............................        --           --         568
  Deferred taxes............................    (38,621)       4,759     (3,253)
  Depreciation and amortization.............      3,243        3,127      2,835
  Amortization of deferred compensation.....        557          --         --
  Amortization of goodwill..................        245          --         --
  Other.....................................        --          (531)       666
  Change in operating assets and
   liabilities:
  Accounts receivable.......................      1,431          414       (988)
  Prepaids and other current assets.........       (728)          80       (308)
  Other assets..............................       (647)         195        (81)
  Accounts payable..........................      1,585         (194)        81
  Deferred and prepaid taxes and income
   taxes payable............................      3,419        2,179     (1,512)
  Accrued salaries and benefits.............        (51)       1,150        473
  Other accrued liabilities.................      2,536           35        (57)
  Deferred revenue..........................     (1,507)     (15,853)    11,098
                                              ---------  -----------  ---------
   Net cash provided by operating
    activities..............................     35,213        4,079     16,310
                                              ---------  -----------  ---------
Cash flows from investing activities:
 Purchase of property and equipment.........     (5,762)      (3,292)    (2,229)
 Proceeds from sale of property and
  equipment.................................         25          --           6
 Purchases of marketable securities.........   (854,550)  (1,118,281)  (313,525)
 Maturities of marketable securities........    865,777    1,102,630    302,439
 Acquired technology rights.................     (1,334)         --         --
 Purchase of investments....................     (2,000)      (1,200)    (1,150)
 Sale of investments........................        --         2,822        --
 Increase in restricted cash................        --        (2,500)       --
                                              ---------  -----------  ---------
   Net cash provided by (used in) investing
    activities..............................      2,156      (19,821)   (14,459)
                                              ---------  -----------  ---------
Cash flows from financing activities:
 Net proceeds from issuance of common
  stock.....................................     10,756        4,855      3,098
 Repayments of stockholders' notes
  receivable................................        --           --         680
 Principal payments on capital lease
  obligations...............................        --          (130)      (382)
                                              ---------  -----------  ---------
   Net cash provided by financing
    activities..............................     10,756        4,725      3,396
                                              ---------  -----------  ---------
Effect of exchange rates on cash and cash
 equivalents................................        (14)         201        (90)
                                              ---------  -----------  ---------
Net increase (decrease) in cash and cash
 equivalents................................     48,111      (10,816)     5,157
Cash and cash equivalents at beginning of
 year.......................................     14,982       25,798     20,641
                                              ---------  -----------  ---------
Cash and cash equivalents at end of year....  $  63,093  $    14,982  $  25,798
                                              =========  ===========  =========
Supplemental disclosure of cash flow
 information:
 Interest paid..............................  $     --   $         7  $      52
 Taxes paid.................................      5,975          408      8,874
 Tax benefit of stock option exercises......     26,087        6,103      4,087
 Deferred compensation upon acquisition of
  technology rights.........................      1,128          --         --

                See Notes to Consolidated Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

   Rambus Inc. and Subsidiary (the Company) designs, develops, licenses and markets high-bandwidth chip connection technologies to enhance the performance of computers, consumer electronics, and communications products. The Company licenses semiconductor companies to manufacture and sell memory and logic ICs incorporating Rambus interface technology and markets its solution to systems companies to encourage them to design Rambus interface technology into their products.

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

 Revenue Recognition

   The Company has entered into two types of nonexclusive technology agreements with semiconductor licensees. The first ("RDRAM-compatible license") is for technology which is fully compatible with the Rambus standard, while the second type of license ("SDRAM-compatible license") covers the use of Rambus patents and other intellectual property in non-Rambus ICs.

   RDRAM-compatible licenses allow a semiconductor manufacturer to use the Company's proprietary technology and to receive engineering implementation services, customer support, and enhancements. The Company delivers to a new RDRAM-compatible licensee an implementation package which contains all information needed to develop a chip incorporating Rambus technology in the licensee's process. An implementation package includes a specification, a generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the Rambus technology embedded in the customer's product. Many licensees have contracted to have Rambus provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee's manufacturing process. The RDRAM-compatible licenses also provide for the right to receive ongoing customer support which includes technical advice on chip specifications, enhancements, debugging and testing.

   The Company recognizes revenue on RDRAM-compatible licenses consistent with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2,

                           RAMBUS INC. AND SUBSIDIARY

2. Summary of Significant Accounting Policies (Continued)

 Revenue Recognition (continued)

"Software Revenue Recognition." This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. Revenue recognition periods are estimated based on management's judgment of the time over which the Company expects to support its licensees.

   At the time the Company begins to recognize revenue under RDRAM-compatible licenses, the remaining obligations, as defined by the SOP, are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by the Company or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees received over revenue recognized is shown on the balance sheet as deferred revenue.

   SDRAM-compatible licenses also generally provide for the payment of license fees. However, there are no upgrades, enhancements or other customer support provided for these licenses. The license fees include compensation for use of Rambus patents from the time the Company notifies the licensee of potential infringement. Accordingly, the Company classifies these fees as royalty revenues which are recognized ratably over the five-year contract period.

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

                           RAMBUS INC. AND SUBSIDIARY

2. Summary of Significant Accounting Policies (Continued)

 Common Stock Split

   In March 2000, the Company's board of directors approved a four-for-one split of Rambus' common stock, subject to stockholder approval of an increase in authorized common stock. On May 23, 2000, the Company's stockholders approved an increase in the Company's authorized shares of common stock to 500 million shares. The stock began trading on a split-adjusted basis on June 15, 2000. All references in this Form 10-K to earnings per share, the number of common shares, warrants, common stock equivalents, and options, and the share price have been retroactively restated to reflect the common stock split and the increase in authorized common stock.

 Stock-Based Compensation

   The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." See Note 7.

 Cash and Cash Equivalents

   Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. Cash equivalents present risk of changes in value because of interest rate changes. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.

 Marketable Securities

   Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

 Fair Value of Financial Instruments

   The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.

 Property and Equipment

   Property and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

                           RAMBUS INC. AND SUBSIDIARY

2. Summary of Significant Accounting Policies (Continued)

 Foreign Currency Translation

   The functional currency for the Company's foreign operation in Japan is the Japanese yen. The translation from the Japanese yen to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are included in stockholders' equity and comprehensive gain (loss). Gains or losses resulting from foreign currency transactions are included in the results of operations.

 Segments

   As defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one disclosable segment, using one measurement of profitability for its business. The Company has sales outside the United States, which are described in Note 13. All long-lived assets are maintained in the United States.

 Comprehensive Income

   Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive gain
(loss) is presented in the statement of stockholders' equity and comprehensive income.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133 and SFAS 137 in the first quarter of fiscal year 2001 will have no material impact on its financial statements and related disclosures.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 in the fourth quarter of fiscal year 2001 is not expected to have an impact on the Company's operating results.

   In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

                          RAMBUS INC. AND SUBSIDIARY

3. Business Risks and Credit Concentration

   The Company operates in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns, litigation regarding patent and other intellectual property rights, and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect operating results.

   The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 2000, three customers accounted for 73%, 12% and 11% of accounts receivable. At September 30, 1999, two customers accounted for 67% and 17% of accounts receivable.

   As of September 30, 2000 and 1999, the Company's cash and cash equivalents are deposited with principally one financial institution in the form of commercial paper, money market accounts, and demand deposits.

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

4. Marketable Securities

   All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

                                                              September 30,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
      United States government debt securities............ $  37,527  $  24,991
      Corporate notes and bonds...........................     9,520     23,528
      Municipal notes and bonds...........................     8,189     29,297
      Foreign debt securities.............................     7,523        --
      Commercial paper....................................     3,916        --
                                                           ---------  ---------
                                                           $  66,675  $  77,816
                                                           =========  =========

   Available-for-sale securities are carried at fair value. Gross unrealized gains of approximately $30,000 are netted against gross unrealized losses of approximately $49,000, net of tax, and are included as a component of stockholders' equity and comprehensive income. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income. All marketable securities classified as current have scheduled maturities of less than one year.

5. Property and Equipment, Net

   Property and equipment, net is comprised of the following (in thousands):

                                                              September 30,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
      Computer equipment.................................. $   9,215  $   7,828
      Computer software...................................     5,973      5,543
      Furniture and fixtures..............................     1,509      1,423
      Leasehold improvements..............................       592        589
      Construction in process.............................     3,830        --
                                                           ---------  ---------
                                                              21,119     15,383
      Less accumulated depreciation and amortization......   (14,395)   (11,151)
                                                           ---------  ---------
                                                           $   6,724  $   4,232
                                                           =========  =========

                           RAMBUS INC. AND SUBSIDIARY

   Depreciation and amortization expense was approximately $2,752,000, $2,985,000 and $2,550,000 in the years ended September 30, 2000, 1999 and 1998.

6. Lease Commitments

   The Company leases its present office facilities in Mountain View, California, under operating lease agreements. The Company is responsible for taxes, insurance and utilities related to the leased facilities. The Company plans to relocate its headquarters in late calendar 2000, and has entered into an agreement to sublease the Mountain View facilities through the end of the existing lease term in February 2005.

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

   As of September 30, 2000, aggregate future minimum payments under the leases are (in thousands):

                                                                         Net
      Fiscal Year:                                 Leases  Subleases Commitments
      ------------                                 ------- --------- -----------
      2001........................................ $ 3,698  $ 2,122    $ 1,576
      2002........................................   4,682    2,893      1,789
      2003........................................   4,822    2,980      1,842
      2004........................................   4,960    3,069      1,891
      2005........................................   4,634    1,304      3,330
      Thereafter..................................  24,838      --      24,838
                                                   -------  -------    -------
      Total minimum lease payments................ $47,634  $12,368    $35,266
                                                   =======  =======    =======

   Rent expense was approximately $1,516,000, $1,503,000, and $1,309,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

7. Stockholders' Equity

 Preferred and Common Stock

   In February 1997, the Company established a Stockholder Rights Plan pursuant to which each holder of the Company's common stock shall receive a right to purchase one-thousandth of a share of Series E Preferred Stock for $125 per right, subject to a number of conditions. Such rights are subject to adjustment in the event of a takeover or commencement of a tender offer not approved by the Board of Directors. In July 2000, the Company's Board of Directors agreed to restate the exercise price to $600 per right in an Amended and Restated Preferred Shares Rights Agreement.

   As of September 30, 2000 and 1999, the total shares held by employees that were subject to repurchase was 215,087 and 841,944, respectively.

                           RAMBUS INC. AND SUBSIDIARY

7. Stockholders' Equity (Continued)

 Stock Option Plans

   In March 1990, the Company adopted the 1990 Stock Plan under which 10,628,572 shares of common stock were reserved for issuance. Incentive stock options were granted with exercise prices of no less than fair market value, and nonqualified stock options could be granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. The options generally vest over a four-year period but may be exercised immediately subject to repurchase by the Company for those options that are not vested.

   In May 1997, the 1990 Stock Plan was terminated and the 1997 Stock Plan was adopted. The 1997 Stock Plan authorizes the issuance of incentive stock options and nonstatutory stock options to employees and nonstatutory stock options to directors, employees or paid consultants of the Company. The Company has reserved 4,000,000 shares of common stock for issuance under the plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and in increments as specified by the Board of Directors, and expire not more than ten years from date of grant. In October 1999, the 1997 Stock Plan was revised to add the provision and ability of the Company to grant Common Stock Equivalents, which are unfunded and unsecured rights to receive shares in the future.

   In October 1999, the Company adopted the 1999 Nonstatutory Stock Option Plan, which authorizes the issuance of nonstatutory options to employees and consultants. The Company has reserved 6,800,000 shares of common stock for issuance under the plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date, and the exercise price (which generally is the fair market value at the date of grant).

                           RAMBUS INC. AND SUBSIDIARY

7. Stockholders' Equity (Continued)

 Stock Option Plans (continued)

   A summary of activity under all stock option plans is as follows:

                                                       Options Outstanding
                                                   ----------------------------
                                        Options      Number        Weighted
                                       Available       of      Average Exercise
                                       for Grant     Shares    Price Per Share
                                       ----------  ----------  ----------------
Outstanding at September 30, 1997.....  2,696,408   9,617,488       $ 2.14
Shares reserved.......................  1,760,000         --           --
Shares repurchased....................     11,348         --           --
Options terminated under 1990 Plan....   (729,700)        --           --
Options granted....................... (4,503,600)  4,503,600       $12.00
Options exercised.....................        --   (1,740,808)      $ 0.70
Options canceled......................  1,334,344  (1,334,344)      $11.43
                                       ----------  ----------
Outstanding at September 30, 1998.....    568,800  11,045,936       $ 5.28
Shares reserved.......................  3,431,200         --           --
Shares repurchased....................     28,000         --           --
Options terminated under 1990 Plan....   (207,800)        --           --
Options granted....................... (4,682,400)  4,682,400       $14.75
Options exercised.....................        --   (2,386,420)      $ 1.19
Options canceled......................  1,095,552  (1,095,552)      $10.99
                                       ----------  ----------
Outstanding at September 30, 1999.....    233,352  12,246,364       $ 9.19
Shares reserved....................... 10,366,648         --           --
Shares repurchased....................     33,510         --           --
Options terminated under 1990 Plan....   (152,204)        --           --
Options granted....................... (9,808,900)  9,808,900       $20.65
Options exercised.....................        --   (2,334,304)      $ 3.78
Options canceled......................    706,382    (706,382)      $ 9.35
                                       ----------  ----------
Outstanding at September 30, 2000.....  1,378,788  19,014,578       $15.73
                                       ==========  ==========

                           RAMBUS INC. AND SUBSIDIARY

7. Stockholders' Equity (Continued)

 Stock Option Plans (continued)

   The following table summarizes information about outstanding and exercisable options as of September 30, 2000:

                             Options Outstanding                Options Exercisable
                 ------------------------------------------- --------------------------
                             Weighted Average    Weighted                   Weighted
   Range of        Number        Remaining       Average       Number       Average
Exercise Prices  Outstanding Contractual Life Exercise Price Exercisable Exercise Price
---------------  ----------- ---------------- -------------- ----------- --------------
$ 0.00--
 $ 2.00           1,902,538        5.81           $ 1.22      1,862,538      $ 1.24
$ 2.50--
 $ 3.00           2,527,594        8.41             2.65        706,146        2.50
$ 9.09--
 $12.25           2,041,650        7.68            11.33        213,294       10.59
$ 12.47--
 $ 13.75          2,265,593        8.00            13.35        195,004       13.61
$ 13.91--
 $ 14.83          1,964,607        8.12            14.79         97,344       14.48
$ 14.94--
 $ 15.66            860,329        8.41            15.32        259,369       15.30
 $15.67           4,173,900        9.05            15.67         14,750       15.67
$ 15.78--
 $ 37.66          2,590,367        9.53            31.96         55,952       17.42
$ 66.69--
 $ 75.69            678,000        9.83            67.23            --          --
 $77.36              10,000        9.97            77.36            --          --
                 ----------                                   ---------
                 19,014,578        8.34           $15.73      3,404,397      $ 4.58
                 ==========                                   =========

   As of September 30, 2000, a total of 20,393,366 shares of common stock were reserved for issuance under all stock option plans. As of September 30, 2000, 1999 and 1998, options for the purchase of 2,892,852, 1,960,764 and 1,905,064 shares, respectively, were exercisable without being subject to repurchase by the Company.

 Employee Stock Purchase Plan

   In May 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 1,600,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. In fiscal 2000 and 1999, the Company issued 179,300 and 748,712 shares, respectively, under the Purchase Plan at an average price per share of $12.58 and $2.72, respectively.

                           RAMBUS INC. AND SUBSIDIARY

7. Stockholders' Equity (Continued)

 Stock-Based Compensation

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock plans. Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. If the Company had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Purchase Plan (collectively called "options"), at the grant date consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                                        Year Ended September
                                                                 30,
                                                       ------------------------
                                                         2000      1999   1998
                                                       ---------  ------ ------
Net income (loss) as reported......................... $(106,127) $8,718 $6,788
Net income (loss) pro forma........................... $(117,846) $5,413 $5,299
Net income (loss) per share--basic as reported........ $   (1.10) $ 0.09 $ 0.07
Net income (loss) per share--basic pro forma.......... $   (1.22) $ 0.06 $ 0.06
Net income (loss) per share--diluted as reported...... $   (1.10) $ 0.09 $ 0.07
Net income (loss) per share--diluted pro forma........ $   (1.22) $ 0.05 $ 0.05

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

   The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

                                  Stock Option Plans       Stock Purchase Plan
                             ----------------------------- -------------------
                               2000      1999      1998      2000      1999
                             --------- --------- --------- --------- ---------
Expected stock price
 volatility.................     98%       82%       82%       95%       82%
Risk-free interest rate.....    6.2%      5.0%      5.1%      6.1%      4.7%
Expected life of options.... 4.8 years 4.1 years 4.4 years 0.5 years 0.5 years

   The weighted-average fair value of stock options granted during the years ended September 30, 2000, 1999 and 1998 is $19.97, $9.36, and $7.82,
respectively. The weighted-average fair value of purchase rights granted under the Purchase Plan during the years ended September 30, 2000, 1999 and 1998 is $12.95, $2.68 and $1.16, respectively.

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

   The effects of applying SFAS 123 on the pro forma disclosures for the years ended September 30, 2000, 1999 and 1998 are not likely to be representative of the effects on pro forma disclosures in future years.

                           RAMBUS INC. AND SUBSIDIARY

7. Stockholders' Equity (Continued)

   Stock-Based Compensation (continued)

Because SFAS No. 123 is applicable only to options granted by the Company subsequent to October 1, 1995, the pro forma effect will not be fully reflected until 2001.

 Warrants

   In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technology. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of common stock of the Company at a purchase price of $2.50 per share (the "Intel warrant"). This warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of Rambus-based chipsets (the "Intel milestones"). The warrant will expire no later than the eighth (8th) anniversary of its issuance. At the time that achievement of the milestones becomes probable, a non-cash charge will be made to the statement of operations based on the fair value of the warrant.

   In June 1998, the Company issued a warrant to purchase 100,000 shares of common stock of the Company at a price of $9.16 per share to an RDRAM partner. This warrant, issued as part of a DRAM incentive program among the Company's licensees, was immediately exercisable and expires seven years from date of issue. The fair value of this warrant, calculated using the Black-Scholes option pricing model, was charged to expense in the Company's consolidated statements of operations for the year ended September 30, 1998.

   In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various RDRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of September 30, 2000, a total of 1,160,000 of these warrants had been issued.

 Contingent Common Stock Equivalents and Options

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

                           RAMBUS INC. AND SUBSIDIARY

8. Employee Benefit Plans

   The Company has a 401(k) Profit Sharing Plan (the "Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 20% of the employee's annual compensation to the Plan. The Company, at the discretion of its Board of Directors, may match employee contributions to the Plan. For the year ended September 30, 2000, the Company made matching contributions totaling $116,000. There were no matching contributions for the years ended September 30, 1999 and 1998.

9. Income Taxes

   The provision for (benefit from) income taxes comprises (in thousands):

                                                   Year Ended September 30,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------   -------- --------
   Foreign withholding tax:
     Current..................................... $   5,954   $   369  $  1,225
   Federal:
     Current.....................................       --         (8)    3,941
     Deferred....................................   (32,843)    4,115    (2,830)
   State:
     Current.....................................       --        --      2,627
     Deferred....................................    (5,778)      644      (423)
                                                  ---------   -------  --------
                                                  $ (32,667)  $ 5,120  $  4,540
                                                  =========   =======  ========

   The Company's effective tax rate on pretax income (loss) differs from the U.S. federal statutory regular tax rate as follows:

                                                   Year Ended September 30,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------   -------- --------
   Expense at U.S. federal statutory rate........     (35.0)%    35.0%     35.0%
   Expense at state statutory rate...............      (5.9)      5.7       5.7
   Nondeductible compensation expense............      28.7       --        --
   Nondeductible amortization....................       --        0.4       1.0
   R&D credit....................................      (1.9)     (9.7)     (6.2)
   Change in valuation allowance.................     (13.8)     10.8      12.6
   FSC benefit...................................       --        --       (8.4)
   Other.........................................       4.4      (5.2)      0.3
                                                  ---------   -------  --------
                                                      (23.5)%    37.0%     40.0%
                                                  =========   =======  ========

                           RAMBUS INC. AND SUBSIDIARY

9. Income Taxes (Continued)

   The components of the net deferred tax assets are as follows (in thousands):

                                                               September 30,
                                                              -----------------
                                                               2000      1999
                                                              -------  --------
   Deferred tax assets:
     Deferred revenue........................................ $19,489  $ 20,198
     Depreciation and amortization expense...................   1,025     1,083
     Other liabilities and reserves..........................     595     1,006
     Employee stock-related compensation expense.............  35,947       --
     Net operating loss carryover............................  16,431     2,701
     Tax credits.............................................   3,394     1,974
                                                              -------  --------
       Total deferred tax asset..............................  76,881    26,962
   Valuation allowance.......................................  (5,923)  (21,491)
                                                              -------  --------
       Deferred tax assets, net.............................. $70,958  $  5,471
                                                              =======  ========

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

   The Company has net operating loss carryforwards of $43 million and $25 million for federal and state tax purposes, respectively. In addition, the Company has federal and state research and experimentation tax credit carryforwards of $2.5 million. The net operating loss carryforwards and tax credits expire between 2004 and 2020. For federal and state tax purposes, the Company's net operating loss carryforwards may be subject to an annual limitation in the case of a greater than 50% change in stock ownership, as defined by federal and state tax law.

10. Acquired Technology Rights

   In November 1999, the Company acquired rights to the intellectual property assets of a network technology company for approximately $3.1 million in cash and stock-based compensation and other obligations, subject to vesting, to certain key employees. The value of the intellectual property assets acquired is being amortized over five years. Deferred compensation and other obligations are being amortized over the vesting terms ranging from 2 to 4 years. Research and development expenses include approximately $802,000 of such expenses in fiscal 2000.

                           RAMBUS INC. AND SUBSIDIARY

11. Net Income Per Share

   Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                     Year Ended September 30,
                                                    ---------------------------
                                                      2000       1999    1998
                                                    ---------  -------- -------
   Net income (loss)............................... $(106,127) $  8,718 $ 6,788
                                                    =========  ======== =======
   Weighted average common shares outstanding......    96,487    93,328  90,816
   Additional dilutive common stock equivalents....       --      6,880   6,688
                                                    ---------  -------- -------
   Diluted shares outstanding......................    96,487   100,208  97,504
                                                    =========  ======== =======
   Net income (loss) per share--basic.............. $   (1.10) $   0.09 $  0.07
                                                    =========  ======== =======
   Net income (loss) per share--diluted............ $   (1.10) $   0.09 $  0.07
                                                    =========  ======== =======

12. Business Segments, Exports and Major Customers

   The Company operates in a single industry segment.

   Three customers accounted for 15%, 13% and 11% of revenues in the year ended September 30, 2000. Three customers accounted for 11%, 11% and 10% of revenues in the year ended September 30, 1999. One customer accounted for 22% of revenues in the year ended September 30, 1998.

   The Company sells its technology to customers in the Far East, North America, and Europe. The net income and loss for all periods presented are derived primarily from the Company's North American operations, which generates revenues from the following geographic regions (in thousands):

                                                        Year Ended September 30,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
   Japan............................................... $ 38,415 $14,010 $18,556
   United States.......................................   13,377  17,404  10,218
   Korea...............................................   11,272   4,908   6,663
   Taiwan..............................................    5,333   4,461     618
   Europe..............................................    3,672   2,587   1,809
   Israel..............................................      242     --      --
                                                        -------- ------- -------
                                                        $ 72,311 $43,370 $37,864
                                                        ======== ======= =======

13. Litigation and Asserted Claims

   The Company operates in an industry that has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, the Company has received, and may receive in the future, communications alleging that its patents are invalid or that it is infringing patents held by others. The Company is currently, and may in the future be, involved in litigation with respect to alleged infringement by the Company of another party's patents. In the future, the Company may be involved in litigation to:

  . Enforce its patents or other intellectual property rights.

  . Protect its trade secrets and know-how.

                           RAMBUS INC. AND SUBSIDIARY

13. Litigation and Asserted Claims (Continued)

  . Determine the validity or scope of the proprietary rights of others.

  . Defend against claims of infringement or invalidity.

   Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company's business, financial condition and results of operations.

   On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia against Infineon Technologies AG ("Infineon") and its North American subsidiary for infringement of two U.S. patents. In addition, on August 7, 2000, the Company filed suit in Mannheim, Germany against Infineon for infringement of one European patent. The suits seek injunctions to halt the sale, manufacture and use of Infineon SDRAM and DDR SDRAM memory devices that infringe the Rambus patents. On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserts breach of contract and fraud claims in connection with the Company's participation in an industry standards-setting group known as JEDEC. The Infineon counterclaims seek damages based on the alleged contributory infringement, injunctions to halt future infringement, punitive damages based on the alleged fraud and the award to Infineon of a royalty-free license to the Rambus patents. On October 13, 2000, the Company filed a motion to dismiss the Infineon breach of contract and fraud counterclaims. A decision on this motion is pending. The Company disputes all of Infineon's counterclaims and intends to pursue its claims and defend against the counterclaims vigorously. The U.S. case is currently in the discovery phase. In the German case, trial has been scheduled for December 22, 2000.

   On August 28, 2000, Micron Technology, Inc. ("Micron") filed suit against the Company in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in an industry standards-setting group known as JEDEC. Based on these allegations, the suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. On September 18, 2000, the Company filed two separate motions to dismiss this lawsuit. A decision on these motions is pending; no discovery has yet occurred in this case. The Company disputes all of Micron's claims and intends to defend the lawsuit vigorously.

   In September 2000, the Company filed suits against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. These suits are all in their early phases.

   On August 29, 2000, Hyundai Electronics Industries Co., Ltd. ("Hyundai") and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California. The suit asserts breach of contract in connection with the Company's participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hyundai. No discovery has yet occurred in this case. The Company disputes Hyundai's claims and intends to defend the lawsuit vigorously.

   In September 2000, the Company filed suit against Hyundai in Germany, France and Great Britain for infringement of a European patent. These suits are all in their early phases.

   While no assurance can be given regarding the outcome of these actions, the Company believes that the final outcome of these matters will not have a material effect on the Company's consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

                           RAMBUS INC. AND SUBSIDIARY

                   CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

                                               Fiscal years by quarter
                          -------------------------------------------------------------------
                                         2000                               1999
                          ------------------------------------ ------------------------------
                            4th       3rd      2nd       1st     4th     3rd    2nd     1st
                          --------  ------- ---------  ------- ------- ------- ------ -------
                                      (in thousands, except per share amounts)
                                                     (Unaudited)
Revenues:
  Contract revenues.....  $  6,987  $11,186 $  12,191  $ 9,319 $10,630 $ 8,830 $7,945 $ 7,948
  Royalties.............    19,921    6,574     3,503    2,630   1,675   1,802  1,914   2,626
                          --------  ------- ---------  ------- ------- ------- ------ -------
   Total revenues.......    26,908   17,760    15,694   11,949  12,305  10,632  9,859  10,574
                          --------  ------- ---------  ------- ------- ------- ------ -------
Costs and expenses:
  Cost of contract
   revenues.............     2,666    2,908     3,018    3,501   3,701   3,944  2,485   2,102
  Research and
   development..........     3,520    2,828     2,900    2,254   1,425   1,111  2,498   3,089
  Marketing, general and
   administrative.......     6,472    6,205     5,064    3,399   3,733   3,520  3,293   2,970
  Employee stock-related
   compensation
   expense..............       --       --    171,085      --      --      --     --      --
                          --------  ------- ---------  ------- ------- ------- ------ -------
   Total costs and
    expenses............    12,658   11,941   182,067    9,154   8,859   8,575  8,276   8,161
Operating income
 (loss).................    14,250    5,819  (166,373)   2,795   3,446   2,057  1,583   2,413
Interest and other
 income, net............     1,254    1,296     1,167      997     770     900  1,657   1,012
                          --------  ------- ---------  ------- ------- ------- ------ -------
Income (loss) before
 income taxes...........    15,504    7,115  (165,206)   3,792   4,216   2,957  3,240   3,425
Provision for (benefit
 from) income taxes.....   (38,121)   2,491     1,635    1,327   1,563     956  1,231   1,370
                          --------  ------- ---------  ------- ------- ------- ------ -------
Net income (loss).......  $ 53,625  $ 4,624 $(166,841) $ 2,465 $ 2,653 $ 2,001 $2,009 $ 2,055
                          ========  ======= =========  ======= ======= ======= ====== =======
Net income (loss) per
 share-diluted..........  $   0.49  $  0.04 $   (1.75) $  0.02 $  0.03 $  0.02 $ 0.02 $  0.02
                          ========  ======= =========  ======= ======= ======= ====== =======
Shares used in per share
 calculations...........   110,049  108,859    95,557  100,681 101,164 100,152 99,920  99,496
Stock prices:
  High..................  $ 109.69  $117.38 $  111.27  $ 23.16 $ 28.81 $ 25.16 $27.38 $ 25.72
  Low...................  $  66.69  $ 37.66 $   17.25  $ 15.66 $ 14.77 $ 13.75 $15.31 $ 12.69

                           RAMBUS INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Valuation allowance for doubtful accounts

                                   Additions
                        Balance    charged to Charged
                      at beginning costs and  to other             Balance at
For the year ended:    of period    expenses  accounts Deductions end of period
-------------------   ------------ ---------- -------- ---------- -------------
September 30, 1998...     $10         --        --        --           $10
September 30, 1999...     $10         --        --        --           $10
September 30, 2000...     $10         --        --        --           $10

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAMBUS INC.

Date: November 30, 2000
                                                      /s/ Gary Harmon
                                          By: _________________________________
                                                        Gary Harmon,
                                                Sr. Vice President, Finance,
                                                Chief Financial Officer and
                                                         Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

           /s/ Geoff Tate              Chief Executive Officer     November 30, 2000
______________________________________  and Director (Principal
              Geoff Tate                Executive Officer)

         /s/ David Mooring             President and Director      November 30, 2000
______________________________________
            David Mooring

          /s/ Gary Harmon              Sr. Vice President,         November 30, 2000
______________________________________  Finance, Chief Financial
             Gary Harmon                Officer and Secretary
                                        (Principal Financial and
                                        Accounting Officer)

        /s/ William Davidow            Chairman of the Board of    November 30, 2000
______________________________________  Directors
           William Davidow

        /s/ Bruce Dunlevie             Director                    November 30, 2000
______________________________________
            Bruce Dunlevie

       /s/ P. Michael Farmwald         Director                    November 30, 2000
______________________________________
         P. Michael Farmwald

        /s/ Charles Geschke            Director                    November 30, 2000
______________________________________
           Charles Geschke

         /s/ Mark Horowitz             Director                    November 30, 2000
______________________________________
            Mark Horowitz