Form 10-Q
period 2000-12-31
RAMBUS INC
filed 2001-02-05
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
             (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_______ to _________

                       Commission File Number: 000-22339

                                  RAMBUS INC.
            (Exact name of registrant as specified in its charter)


    ----------------------------------------------------------------------
                  Delaware                             94-3112828
    ----------------------------------------------------------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)
    ----------------------------------------------------------------------
                                    ADDRESS
                   4440 El Camino Real, Los Altos, CA 94022
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code: (650) 947-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

    The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 98,160,709 as of December 31, 2000.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of December 31, 2000 and September 30, 2000...........................................     1

            Consolidated Condensed Statements of Operations
            for the Three Months Ended December 31, 2000 and December 31, 1999.......................     2

            Consolidated Condensed Statements of Cash Flows
            for the Three Months Ended December 31, 2000 and December 31, 1999.......................     3

            Notes to Unaudited Consolidated Condensed Financial Statements...........................     4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................................     7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............................    13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings........................................................................    14

Item 6.     Exhibits and Reports on Form 8-K.........................................................    15

Signature   .........................................................................................    16

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                         December 31,       September 30,
                                                                                         ------------       -------------
                                                                                            2000                 2000
                                                                                            ----                 ----
                                                                                         (Unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $     71,212         $    63,093
     Marketable securities.........................................................           55,507              59,127
     Accounts receivable...........................................................            1,788                  68
     Prepaid and deferred taxes....................................................           21,220              17,661
     Prepaids and other current assets.............................................            2,977               2,988
                                                                                           ---------           ---------
          Total current assets.....................................................          152,704             142,937
Property and equipment, net........................................................           12,161               6,724
Marketable securities, long-term...................................................           14,599               7,548
Restricted cash....................................................................            2,773               2,500
Deferred taxes, long-term..........................................................           55,404              55,404
Other assets.......................................................................            4,071               4,518
                                                                                           ---------           ---------
          Total assets.............................................................     $    241,712         $   219,631
                                                                                           =========           =========
                                    LIABILITIES

Current liabilities:
     Accounts and taxes payable, accrued payroll and other liabilities.............     $     10,312         $     9,032
     Deferred revenue..............................................................           21,719              24,155
                                                                                           ---------           ---------
          Total current liabilities................................................           32,031              33,187
Deferred revenue, less current portion.............................................           24,498              24,122
                                                                                           ---------           ---------
          Total liabilities........................................................           56,529              57,309
                                                                                           ---------           ---------
                               STOCKHOLDERS' EQUITY

Convertible preferred stock, $.001 par value:
     Authorized: 5,000,000 shares
     Issued and outstanding:  no shares............................................               --                  --
Common stock, $.001 par value:
     Authorized: 500,000,000 shares;
     Issued and outstanding:   98,160,709 shares at December 31, 2000 and
      97,490,774 shares at September 30, 2000......................................               98                  97
Additional paid-in capital.........................................................          295,596             285,885
Deferred stock-based compensation..................................................             (543)               (571)
Accumulated deficit................................................................         (110,092)           (123,132)
Accumulated other comprehensive gain...............................................              124                  43
                                                                                           ---------           ---------
          Total stockholders' equity...............................................          185,183             162,322
                                                                                           ---------           ---------
               Total liabilities and stockholders' equity..........................     $    241,712         $   219,631
                                                                                           =========           =========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                                  December 31,
                                                                                                  ------------
                                                                                             2000               1999
                                                                                             ----               ----
Revenues:
     Contract revenues..........................................................         $     7,869         $     9,319
     Royalties..................................................................              26,848               2,630
                                                                                           ---------           ---------
          Total revenues........................................................              34,717              11,949
                                                                                           ---------           ---------
Cost and expenses:
     Cost of contract revenues..................................................               2,220               3,531
     Research and development...................................................               3,588               2,224
     Marketing, general and administrative......................................               9,247               3,399
                                                                                           ---------           ---------
          Total costs and expenses..............................................              15,055               9,154
                                                                                           ---------           ---------
          Operating income......................................................              19,662               2,795
Other income, net...............................................................               2,071                 997
                                                                                           ---------           ---------
          Income before income taxes............................................              21,733               3,792
Provision for income taxes......................................................               8,693               1,327
                                                                                           ---------           ---------
          Net income............................................................         $    13,040         $     2,465
                                                                                           =========           =========

Net income per share - basic....................................................         $      0.13         $      0.03
                                                                                           =========           =========
Net income per share - diluted..................................................         $      0.12         $      0.02
                                                                                           =========           =========

Number of shares used in per share calculations:
     Basic......................................................................              98,551              95,038
                                                                                           =========           =========
     Diluted....................................................................             108,560             100,681
                                                                                           =========           =========


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                                                Three Months Ended
                                                                                                   December 31,
                                                                                                   ------------
                                                                                              2000               1999
                                                                                              -----              ----
Cash flows from operating activities:
     Net income...................................................................      $    13,040         $     2,465
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation............................................................              605                 758
          Amortization of deferred compensation...................................              154                  99
          Amortization of goodwill................................................               67                  44
          Change in operating assets and liabilities:
               Accounts receivable................................................           (1,720)               (979)
               Prepaids, deferred taxes and other assets..........................           (3,168)              1,219
               Accounts and taxes payable, accrued payroll and other
                 liabilities......................................................            7,813                (951)
               Deferred revenue...................................................           (2,060)             (5,613)
                                                                                          ---------           ---------
                    Net cash provided by (used in) operating activities...........           14,731              (2,958)
                                                                                          ---------           ---------
Cash flows from investing activities:
     Purchase of property and equipment...........................................           (6,042)               (555)
     Purchases of marketable securities...........................................         (231,407)           (350,253)
     Maturities of marketable securities..........................................          228,109             344,363
     Acquired technology rights...................................................               --              (1,334)
     Increase in restricted cash..................................................             (273)                 --
                                                                                          ---------           ---------
                    Net cash used in investing activities.........................           (9,613)             (7,779)
                                                                                          ---------           ---------
Cash flows from financing activities:
     Net proceeds from issuance of common stock...................................            3,053               1,260
                                                                                          ---------           ---------
                    Net cash provided by financing activities.....................            3,053               1,260
                                                                                          ---------           ---------
Effect of exchange rates on cash and cash equivalents.............................              (52)                 39
                                                                                          ---------           ---------
Net increase (decrease) in cash and cash equivalents..............................            8,119              (9,438)
Cash and cash equivalents at beginning of period..................................           63,093              14,982
                                                                                          ---------           ---------
Cash and cash equivalents at end of period........................................      $    71,212         $     5,544
                                                                                          =========           =========

Supplemental disclosure of cash flow information:
     Taxes paid...................................................................      $     3,559         $       173
     Tax benefit of stock option exercises........................................      $     6,659         $        --

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

     The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 2000, included in the Company's 2000 Annual Report on Form 10-K.

2.   Recent Accounting Pronouncements

     In the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a significant effect on the Company's financial statements and related disclosures since the Company does not currently hold derivative instruments or engage in hedging activities.

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

     Comprehensive income (loss) is as follows (in thousands; unaudited):

                                                              Three Months Ended
                                                                 December 31,
                                                                 ------------
                                                               2000        1999
                                                               ----        ----

     Net income............................................  $13,040     $2,465
     Other comprehensive income (loss):
        Foreign currency translation adjustments...........      (52)        39
        Unrealized gain (loss) on marketable securities....      133        (62)
                                                              ------       -----
     Other comprehensive income (loss).....................       81        (23)

     Total comprehensive income............................  $13,121      $2,442
                                                              ======       =====


4.   Contingent Warrants, Common Stock Equivalents, and Options

     In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technologies. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of common stock of the Company at a purchase price of $2.50 per share (the "Intel warrant"). This warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM-based chipsets (the "Intel milestones"). The warrant will expire no later than the eighth (8th) anniversary of its issuance. At the time that achievement of the milestones becomes probable, a non-cash charge will be recorded in the statement of operations based on the fair value of the warrant.

     In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various RDRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of December 31, 2000, a total of 1,240,000 of these warrants had been issued.

     In the first quarter of fiscal 2000, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus common stock for $2.50 per share. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


4.   Contingent Warrants, Common Stock Equivalents, and Options (continued)

stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

5.   Income Taxes

     The Company recorded a provision for income taxes of $8.7 million and $1.3 million in the first quarters of fiscal 2001 and 2000, respectively. The estimated federal and state combined rates on pretax income for the first quarters of fiscal 2001 and 2000 were 40% and 35%, respectively. The Company's effective tax rate differs from the statutory rate due to timing differences related to the recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

6.   Net Income Per Share

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

                                                         Three Months Ended
                                                             December 31,
                                                             ------------
                                                          2000          1999
                                                          ----          ----

Net income............................................  $ 13,040    $  2,465
                                                         =======     =======
Weighted average common shares outstanding............    98,551      95,038
Additional dilutive common stock equivalents..........    10,009       5,643
                                                         -------     -------

Diluted shares outstanding............................   108,560     100,681
                                                         =======     =======

Net income per share - basic..........................  $   0.13    $   0.03
                                                         =======     =======

Net income per share - diluted........................  $   0.12    $   0.02
                                                         =======     =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. These statements include those concerning the following: the expectation that royalties will represent the majority of the Company's total revenue in future periods; the likelihood that the Company's RDRAM-compatible licensees will continue to contract with the Company for implementation services; the expectation that revenues derived from international licenses will continue to represent a significant portion of the Company's total revenue and that the Company will continue to experience significant revenue concentration; the belief that the level of revenues, expenses and cash balances will fluctuate in the future; and the intention to protect and vigorously defend the Company's patents in connection with pending legal proceedings. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks include market acceptance of the Company's technologies; systems companies' acceptance of RDRAM-compatible ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technologies; delays, lack of cost-competitiveness or other problems in the introduction or performance of RDRAM-compatible ICs or products which include RDRAM-compatible ICs including, but not limited to, RDRAMs, RDRAM-compatible chipsets and the Sony PlayStation2; the introduction of a competitive memory interface which is perceived to be more cost-effective, such as DDR SDRAM; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays, lack of cost-competitiveness or other problems in the introduction or performance of enhancements or future generations of the Company's current technologies or new products; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technologies have been incorporated, especially a severe drop in the price of SDRAMs; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's, licensees' and system companies' development and product introduction schedules and levels of expenditure on research and development and marketing; personnel changes, particularly those involving engineering and technical personnel; potential adverse determinations in current and potential additional litigation involving the Company's intellectual property; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends. A more detailed discussion of risks faced by the Company is set forth in the Company's 2000 Annual Report on Form 10-K filed with the SEC. The Company assumes no obligation to update the forward-looking statements or the discussion of risks.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations and the percentage change of such items between periods:

                                                   Percent of Total Revenues,       Percent
                                                       Three Months Ended           Change,
                                                          December 31,              2000 v.
                                                          -----------
                                                      2000            1999           1999
                                                      ----            -----          ----
Revenues:
   Contract revenues......................            22.7%             78.0%       (15.6%)
   Royalties..............................            77.3              22.0        920.8
                                                     -----             -----
     Total revenues.......................           100.0 %           100.0%       190.5
                                                     =====             =====
Costs and expenses:
   Cost of contract revenues..............             6.4              29.6        (37.1)
   Research and development...............            10.3              18.6         61.3
   Marketing, general and administrative..            26.7              28.4        172.1
                                                     -----             -----
     Total costs and expenses.............            43.4              76.6         64.5
                                                     -----             -----
Operating income..........................            56.6              23.4        603.5
Other income, net.........................             6.0               8.3        107.7
                                                     -----             -----
Income before income taxes................            62.6              31.7        473.1
Provision for income taxes................            25.0              11.1        555.1
                                                     -----             -----
Net income................................            37.6%             20.6%       429.0%
                                                     =====             =====


     Revenues. Total revenues for the three months ended December 31, 2000 increased 190.5% to $34.7 million from $11.9 million in the comparable three-month period of the previous year. Contract revenues decreased 15.6% to $7.9 million (22.7% of total revenues) in the first quarter of fiscal 2001 from $9.3 million (78.0% of total revenues) in the comparable period of fiscal 2000 due to the expiration of revenue recognition periods for several RDRAM contracts. Contract revenues in the fiscal 2001 period include recognition of $1.5 million of previously deferred revenue on an RDRAM contract for which all remaining obligations were terminated by mutual consent due to the licensee's reduced activities in the merchant DRAM market.

     The Company anticipates continuing to book additional contracts, especially contracts with existing licensees for newer versions of Rambus technologies. However, it is anticipated that contract revenues will continue to decline over time as the value of contracts for which the revenue recognition periods have expired exceeds the value of new contracts. The Company's past success in signing licenses has reduced the number of potential new licensees, which also contributes to the anticipated continuing decline in contract revenues.

     Royalties in the first quarter of fiscal 2001 were $26.8 million (77.3% of total revenues), more than ten times the $2.6 million (22.0% of total revenues) reported in the comparable period of fiscal 2000. Royalties in the fiscal 2001 period include increased royalties from licensees' shipments of RDRAMs and controllers that connect to RDRAMs (RDRAM-compatible ICs) into the desktop PC, workstation, and Sony PlayStation2 markets as well as royalties from licensees for the use of Rambus intellectual property in SDRAMs, DDR SDRAMs and logic products which directly control these memories (SDRAM-compatible ICs). The Company recognized its first ever royalties from SDRAM-compatible ICs in the fourth quarter of fiscal 2000.

     The Company anticipates that its potential to generate RDRAM-compatible royalties for the balance of fiscal 2001 will be largely dependent upon system sales by PC and workstation manufacturers and Sony. The markets addressed by systems companies using RDRAM-compatible ICs, including those in the PC and video game console businesses, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of RDRAM-compatible ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating RDRAM-compatible technologies into their products is contractually obligated to continue using RDRAM-compatible ICs. Royalties from both RDRAMs and SDRAMs are subject to the extreme fluctuations in the market price for DRAMs. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period.

     As of December 31, 2000, the Company had 29 RDRAM-compatible licensees and seven SDRAM-compatible licensees. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In the first quarter of fiscal 2001 and 2000, the Company's top five licensees accounted for 80% and 46% of total revenues, respectively. In the first quarter of 2001, four customers accounted for 24%, 18%, 17%, and 14% of total revenues, respectively. In the first quarter of fiscal 2000, one customer accounted for 15% of total revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell RDRAM-compatible and SDRAM-compatible ICs to systems companies in any given period.

     In the first quarter of fiscal 2001 and 2000, international revenues constituted 87% and 69% of the Company's total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

     Substantially all of the RDRAM-compatible license fees, engineering service fees and nonrefundable, prepaid royalties are bundled together as contract fees because the Company generally does not provide or price these components separately. Since these contracts cover complete technologies developed and supported by the Company, they also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over revenue recognized is shown on the Company's balance sheet as deferred revenue.

     SDRAM-compatible licenses also generally provide for the payment of license fees as well as quarterly royalties. However, since these licenses are only for use of the Company's patents, there are no upgrades, enhancements or other customer support provided. The license fees, which generally are millions of dollars, include compensation for use of Rambus patents from the time the Company notifies the licensee of potential infringement. Accordingly, Rambus classifies these fees as royalty revenues, which are recognized ratably over the five-year contract period. The excess of SDRAM-compatible license fees received over royalty revenue recognized is shown on the

Company's balance sheet as deferred revenue. As of December 31, 2000, the Company's deferred revenue from both RDRAM-compatible and SDRAM-compatible licenses was $46.2 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

     Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, were $5.8 million in both the first quarter of fiscal 2001 and the first quarter of fiscal 2000. Engineering costs decreased to 16.7% of total revenues in the first quarter of fiscal 2001 from 48.2% in the comparable three-month period of the previous year due to the growth in royalty revenues.

     Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues decreased to 6.4% in the first quarter of fiscal 2001 from 29.6% in the comparable period of fiscal 2000. Cost of revenues accounted for 38% of total engineering costs in the first quarter of fiscal 2001, down from 61% in the comparable period of fiscal 2000. The decrease in cost of contract revenues as a percentage of total revenues and as a percentage of total engineering costs is primarily due to the successful launch and ramp of RDRAM-compatible technologies into the PC main memory market resulting in a reduction in engineering support efforts, as well as the effect of the increase in royalty revenues. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of RDRAM-compatible ICs go through the normal development and implementation phases.

     Research and Development. Research and development expenses as a percentage of total revenues decreased to 10.3% in the first quarter of fiscal 2001 from 18.6% in the comparable period of fiscal 2000 due to the increase in the Company's royalty revenues. Research and development expenses accounted for 62% of total engineering costs in the first quarter of fiscal 2001, up from 39% in the comparable period of fiscal 2000 as the Company was able to shift engineering resources from support of the PC market ramp to development of technology roadmap improvements as well as new chip connection activities. In the first quarter of fiscal 2001 and 2000, research and development expenses include approximately $221,000 and $143,000, respectively, of deferred compensation costs and amortization related to the Company's fiscal 2000 purchase of the intellectual property assets of a small company responsible for developing a SerDes cell for network applications. The acquisition was accounted for as a purchase, which resulted in goodwill and deferred compensation costs that are being amortized over periods ranging from 2 to 5 years. The Company expects research and development expenses to increase over time as it enhances and improves its technologies and applies them to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 172.1% to $9.2 million in the first quarter of fiscal 2001 from $3.4 million in the comparable period of fiscal 2000. The increase in absolute dollars largely represents increased legal costs associated with enforcing the Company's patents and other intellectual property rights. The decrease as a percentage of revenues from 28.4% in the fiscal 2000 period to 26.7% in fiscal 2001 reflects the increased revenue base. The Company expects marketing, general and administrative expenses to increase in the future as the Company focuses additional resources upon protecting its intellectual property rights through legal activities, marketing its technologies, and assisting systems companies with adapting these technologies to new generations of products. In addition, the Company expects to incur increased costs in the future associated with relocation of its corporate headquarters to a larger facility to accommodate long-term growth. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the legal, advertising, trade shows, and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

     Other Income, Net. Other income consists primarily of interest income from the Company's cash investments. Other income was $2.1 million and $1.0 million in the first quarter of fiscal 2001 and 2000. The increase in absolute dollars was due to a combination of higher interest rates and higher invested balances. The Company expects higher cash balances to generate increased interest income in the future.

     Provision for Income Taxes. The Company recorded a provision for income taxes of $8.7 million and $1.3 million in the first quarter of fiscal 2001 and 2000, respectively. The estimated federal and state combined rates on pretax income for the first quarter of fiscal 2001 and 2000 were 40% and 35%, respectively. The Company's effective tax rate differs from the statutory rate due to timing differences related to the recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

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

Contingent Warrants, Common Stock Equivalents, and Options

     In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technologies. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of common stock of the Company at a purchase price of $2.50 per share (the "Intel warrant"). This warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM-based chipsets (the "Intel milestones"). The warrant will expire no later than the eighth (8th) anniversary of its issuance. At the time that achievement of the milestones becomes probable, a non-cash charge will be recorded in the statement of operations based on the fair value of the warrant.

     In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various RDRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of December 31, 2000, a total of 1,240,000 of these warrants had been issued.

     In the first quarter of fiscal 2000, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus common stock for $2.50 per share. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had cash and cash equivalents and marketable securities of $144.1 million, including restricted cash of $2.8 million and a long-term marketable securities component of $14.6 million. As of the same date, the Company had total working capital of $120.7 million, including a short-term component of deferred revenue of $21.7 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue the Company expects to recognize over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $142.4 million as of December 31, 2000.

     The Company's operating activities provided net cash of $14.7 million in the first quarter of fiscal 2001 compared to net cash used of $3.0 million in the comparable period of fiscal 2000. In the fiscal 2001 period, net cash provided by operating activities consisted mainly of net income adjusted for non-cash items and an increase in current liabilities, partially offset by a decrease in deferred revenue and increases in accounts receivable and prepaid taxes. The decrease in deferred revenue represents contract revenues recognized in excess of new contract billings.

     Net cash used in investing activities was $9.6 million in the first quarter of fiscal 2001 compared to $7.8 million in the first quarter of fiscal 2000. Net cash used in investing activities in the fiscal 2001 period consisted of purchases of property and equipment and net purchases of marketable securities.

     Net cash provided by financing activities was $3.1 million in the first quarter of fiscal 2001 compared to $1.3 million in the comparable period of fiscal 2000. Proceeds from the sale of common stock under the Company's employee stock purchase and option plans are the primary source of net cash provided by financing activities. The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 2000.

                                                                    Average Rate
                                                                    of Return at
                                                       Carrying     December 31,
                                                         Value          2000
                                                    (in thousands)  (annualized)
     Investment portfolio:
     Cash equivalents.............................   $  66,661           6.6%
     United States government debt securities.....      29,606           6.6%
     Corporate notes and bonds....................      20,515           6.9%
     Commercial paper.............................      12,945           6.6%
     Foreign debt securities......................       5,531           7.2%
     Municipal notes and bonds....................       1,509           4.1%
                                                     ---------

       Total investment portfolio.................   $ 136,767
                                                     =========

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia against Infineon Technologies AG ("Infineon") and its North American subsidiary for infringement of two U.S. patents. In addition, on August 7, 2000, the Company filed suit in Mannheim, Germany against Infineon for infringement of one European patent. The suits seek injunctions to halt the sale, manufacture and use of Infineon SDRAM and DDR SDRAM memory devices that infringe the Rambus patents. On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case (USDC Virginia Civil Action
No.: 3:00CV524) seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserts breach of contract and fraud claims in connection with the Company's participation in an industry standards-setting group known as JEDEC. The Infineon counterclaims seek damages based on the alleged contributory infringement, injunctions to halt future infringement, punitive damages based on the alleged fraud and the award to Infineon of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon's U.S. patents. The Company disputes all of Infineon's remaining counterclaims and intends to pursue its claims and defend against the counterclaims vigorously. The U.S. case is nearing conclusion of the discovery phase and trial has been scheduled to begin on March 13, 2001. In the German case, trial is scheduled for May 18, 2001.

     On August 28, 2000, Micron Technology, Inc. ("Micron") filed suit against the Company in the U.S. District Court in Delaware (USDC Delaware Civil Action
No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Based on these allegations, the suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. The U.S. case is currently in the discovery phase. The Company disputes all of Micron's claims and intends to defend the lawsuit vigorously.

     In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and mask sets from Micron facilities. The German suit has been scheduled for trial on February 16, 2001. The French suit is in an early phase. The British suit has been temporarily stayed. In the Italian case, although the items seized were ordered returned based on procedural grounds, the Italian court's decision on Micron's liability under the European patent is likely in April or May 2001.

     On August 29, 2000, Hyundai Electronics Industries Co., Ltd. ("Hyundai") and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 PVT). The suit asserts breach of contract in connection with the Company's participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hyundai. In November 2000,

Hyundai amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Based on these allegations, the suit seeks a declaration of monopolization by the Company as well as compensatory and punitive damages. The U.S. case is currently in the discovery phase. The Company disputes Hyundai's claims and intends to defend the lawsuit vigorously.

     In September 2000, the Company filed suit against Hyundai in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hyundai facility. The German suit has been scheduled for trial on February 16, 2001. The French suit is in an early phase. The British suit has been temporarily stayed.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           None.

(b)        Reports on Form 8-K

           None.




Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RAMBUS INC.



Date:  February 5, 2001          By:   /s/ Gary Harmon
     --------------------------      ----------------------------------------
                                     Bary Harmon,
                                     Senior Vice President, Finance,
                                     Chief Financial Officer and Secretary

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)