Form 10-Q
period 2001-03-31
RAMBUS INC
filed 2001-05-04
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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


                             Yes  [X]     No  [_]

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 99,373,166 as of March 31, 2001.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX


                                                                                                   PAGE
                                                                                                   ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets
            as of March 31, 2001 and September 30, 2000................................               1

            Consolidated Condensed Statements of Operations
            for the Three and Six Months Ended March 31, 2001 and March 31, 2000.......               2

            Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended March 31, 2001 and March 31, 2000.................               3

            Notes to Unaudited Consolidated Condensed Financial Statements.............               4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................               7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................              14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................              15

Item 4.     Submission of Matters to a Vote of Security Holders........................              16

Item 6.     Exhibits and Reports on Form 8-K...........................................              17

Signature   ...........................................................................              18


                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                             March 31,       September 30,
                                                                             ---------       -------------
                                                                                2001              2000
                                                                                ----              ----
                                                                            (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents..........................................         $  92,243         $  63,093
  Marketable securities..............................................            45,873            59,127
  Accounts receivable................................................               512                68
  Prepaid and deferred taxes.........................................            24,862            17,661
  Prepaids and other current assets..................................             2,403             2,988
                                                                              ---------         ---------
     Total current assets............................................           165,893           142,937
Property and equipment, net..........................................            16,087             6,724
Marketable securities, long-term.....................................             8,483             7,548
Restricted cash......................................................             4,462             2,500
Deferred taxes, long-term............................................            50,051            55,404
Other assets.........................................................             8,735             4,518
                                                                              ---------         ---------
     Total assets....................................................         $ 253,711         $ 219,631
                                                                              =========         =========

                           LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities..         $   9,506         $   9,032
  Deferred revenue...................................................            17,477            24,155
                                                                              ---------         ---------
     Total current liabilities.......................................            26,983            33,187
Deferred revenue, less current portion...............................            27,800            24,122
                                                                              ---------         ---------
     Total liabilities...............................................            54,783            57,309
                                                                              ---------         ---------

                        STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 500,000,000 shares
  Issued and outstanding:   99,373,166 shares at March 31, 2001
   and 97,490,774 shares at September 30, 2000.......................                99                97
Additional paid-in capital...........................................           301,105           285,885
Deferred stock-based compensation....................................              (515)             (571)
Accumulated deficit..................................................          (102,050)         (123,132)
Accumulated other comprehensive gain.................................               289                43
                                                                              ---------         ---------
     Total stockholders' equity......................................           198,928           162,322
                                                                              ---------         ---------
        Total liabilities and stockholders' equity...................         $ 253,711         $ 219,631
                                                                              =========         =========


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                           Three Months Ended               Six Months Ended
                                                           ------------------               ----------------
                                                                March 31,                      March 31,
                                                                ---------                     ----------
                                                            2001           2000             2001           2000
                                                            ----           ----             ----           ----

Revenues:
  Contract revenues.................................       $  7,581      $  12,191         $ 15,450      $  21,510
  Royalties.........................................         23,665          3,503           50,513          6,133
                                                           --------      ---------         --------      ---------
     Total revenues.................................         31,246         15,694           65,963         27,643
                                                           --------      ---------         --------      ---------
Costs and expenses:
  Cost of contract revenues.........................          3,057          3,018            5,277          6,549
  Research and development..........................          4,758          2,900            8,346          5,124
  Marketing, general and administrative.............         12,585          5,064           21,832          8,463
  Employee stock-related compensation expense.......             --        171,085               --        171,085
                                                           --------      ---------         --------      ---------
     Total costs and expenses.......................         20,400        182,067           35,455        191,221
                                                           --------      ---------         --------      ---------
     Operating income (loss)........................         10,846       (166,373)          30,508       (163,578)
Other income, net...................................          2,557          1,167            4,628          2,164
                                                           --------      ---------         --------      ---------

     Income (loss) before income taxes..............         13,403       (165,206)          35,136       (161,414)
Provision for income taxes..........................          5,361          1,635           14,054          2,962
                                                           --------      ---------         --------      ---------
     Net income (loss)..............................       $  8,042      $(166,841)        $ 21,082      $(164,376)
                                                           ========      =========         ========      =========


Net income (loss) per share - basic.................          $0.08         $(1.75)           $0.21         $(1.72)
                                                           ========      =========         ========      =========
Net income (loss) per share - diluted...............          $0.07         $(1.75)           $0.20         $(1.72)
                                                           ========      =========         ========      =========

Number of shares used in per share calculations:
  Basic.............................................         99,087         95,557           98,816         95,296
  Diluted...........................................        107,588         95,557          108,084         95,296


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                      March 31,
                                                                                  -----------------
                                                                                 2001              2000
                                                                                 ----              ----
Cash flows from operating activities:
  Net income (loss)..................................................         $  21,082         $(164,376)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Non-cash employee stock-related compensation....................                --           169,878
     Tax benefit of stock option exercises...........................             6,659                --
     Depreciation....................................................             1,851             1,467
     Amortization of deferred compensation...........................               309               262
     Amortization of goodwill........................................               133               111
     Change in operating assets and liabilities:
        Accounts receivable..........................................              (444)             (501)
        Prepaids, deferred taxes and other assets....................              (613)            5,504
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................               221             3,243

        Deferred revenue.............................................            (3,000)          (14,781)
                                                                              ---------         ---------
           Net cash provided by operating activities.................            26,198               807
                                                                              ---------         ---------
Cash flows from investing activities:
  Purchase of property and equipment.................................           (11,214)           (1,223)
  Purchases of marketable securities.................................          (442,796)         (490,433)
  Maturities of marketable securities................................           455,494           482,380
  Acquired technology rights.........................................                --            (1,334)
  Purchases of investments...........................................            (5,000)           (2,000)
  Increase in restricted cash........................................            (1,962)               --
                                                                              ---------         ---------
           Net cash used in investing activities.....................            (5,478)          (12,610)
                                                                              ---------         ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................             8,563             4,297
                                                                              ---------         ---------
           Net cash provided by financing activities.................             8,563             4,297
                                                                              ---------         ---------
Effect of exchange rates on cash and cash equivalents................              (133)               36
                                                                              ---------         ---------
Net increase (decrease) in cash and cash equivalents.................            29,150            (7,470)
Cash and cash equivalents at beginning of period.....................            63,093            14,982
                                                                              ---------         ---------
Cash and cash equivalents at end of period...........................         $  92,243         $   7,512
                                                                              =========         =========

Supplemental disclosure of cash flow information:
  Taxes paid.........................................................         $   7,150         $     418




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

2.     Recent Accounting Pronouncements

       In the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have any effect on the Company's financial statements and related disclosures since the Company does not currently hold derivative instruments or engage in hedging activities.

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

       Comprehensive income (loss) is as follows (in thousands; unaudited):

                           RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

3.     Comprehensive Income (continued)

                                                               Three Months Ended                   Six Months Ended
                                                                   March 31,                            March 31,
                                                               -------------------                  -----------------
                                                             2001               2000              2001               2000
                                                             ----               ----              ----               ----

Net income (loss).................................           $8,042         $(166,841)          $21,082          $(164,376)
Other comprehensive income (loss):
  Foreign currency translation adjustments........              (82)               (2)             (133)                36
  Unrealized gain (loss) on marketable securities.              247                36               379                (25)
                                                             ------         ---------           -------          ---------
Other comprehensive income........................              165                34               246                 11

Total comprehensive income (loss).................           $8,207         $(166,807)          $21,328          $(164,365)
                                                             ======         =========           =======          =========


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

       In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various RDRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of March 31, 2001, a total of 1,520,000 of these warrants had been issued.

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

                           RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

5.     Income Taxes

       The Company recorded a provision for income taxes of $5.4 million and $14.1 million in the second quarter and first six months of fiscal 2001, respectively, compared to a provision of $1.6 million and $3.0 million in the comparable periods of fiscal 2000, respectively. The estimated federal and state combined rates on pretax income, excluding non-cash employee stock-related compensation expense, for the first half of fiscal 2001 and fiscal 2000 were 40% and 35%, respectively. The Company's effective tax rate differs from the statutory rate due to timing differences related to the recognition of contract and royalty revenues for tax and financial reporting purposes.

6.     Net Income (Loss) Per Share

       Net income (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. In periods of net loss, common stock equivalents are excluded from the diluted loss per share calculation since their effect is antidilutive. In the three and six months ended March 31, 2000, the numbers of common stock equivalents excluded from diluted loss per share calculations because they are antidilutive are 12,502,848 and 10,268,120, respectively. Net income (loss) per share is calculated as follows (in thousands, except per share data; unaudited):


                                                                   Three Months Ended                 Six Months Ended
                                                                        March 31,                         March 31,
                                                                   -------------------                ----------------
                                                                    2001             2000              2001           2000
                                                                    ----             ----              ----           ----

Net income (loss)......................................         $  8,042        $(166,841)         $ 21,082      $(164,376)
                                                                ========        =========          ========      =========

Weighted average common shares outstanding.............           99,087           95,557            98,816         95,296
Additional dilutive common stock equivalents...........            8,501               --             9,268             --
                                                                --------        ---------          --------      ---------

Diluted shares outstanding.............................          107,588           95,557           108,084         95,296
                                                                ========        =========          ========      =========

Net income (loss) per share - basic....................         $   0.08        $   (1.75)         $   0.21      $   (1.72)
                                                                ========        =========          ========      =========

Net income (loss) per share - diluted..................         $   0.07        $   (1.75)         $   0.20      $   (1.72)
                                                                ========        =========          ========      =========

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. These statements include those concerning the following: the understanding that additional cancellations of contracts of a magnitude experienced in the second quarter of fiscal 2001 are unlikely; the likelihood that the Company will continue to book additional contracts, especially with existing licensees for newer versions of Rambus technologies; the expectation that contract revenues will continue to decline over time; the expectation that increasing RDRAM-compatible IC shipments will more than offset continuing average selling price (ASP) declines in the near term; the belief that the sharp decline in ASPs for SDRAM-compatible ICs will continue, and possibly even accelerate, which will reduce the Company's royalties and total revenues in future periods absent an increase in unit volumes or additional licensees; the belief that the potential to generate RDRAM-compatible royalties for the balance of fiscal 2001 will be largely dependent upon system sales by PC, workstation and digital TV manufacturers and Sony; the expectation that revenues derived from international licenses will continue to represent a significant portion of the Company's total revenues in the future and that the Company will continue to experience significant revenue concentration for the foreseeable future; the belief that the level of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues; the expectation that research and development expenses will increase over time; the belief that the rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period; the expectation that marketing, general and administrative expenses will increase in the future; the belief that the rate of increase of, and the percentage of revenues represented by marketing, general and administrative expenses in the future will vary from period to period; the expectation that higher cash balances will generate increased income in the future; the anticipation that existing cash balances will be adequate to meet the Company's cash needs for at least the next 12 months; and the intention to protect and vigorously defend the Company's patents in connection with pending legal proceedings. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks include market acceptance of the Company's technologies; systems companies' acceptance of RDRAM-compatible ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technologies; unit volumes of RDRAM-compatible ICs that will be purchased in the future; level of royalty-bearing revenues that the Company will receive due to these applications; delays, lack of cost-competitiveness or other problems in the introduction or performance of RDRAM-compatible ICs or products which include RDRAM-compatible ICs including, but not limited to, RDRAMs, RDRAM-compatible chipsets and the Sony PlayStation2; the introduction of a competitive memory interface which is perceived to be more cost-effective, such as DDR SDRAM; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays, lack of cost-competitiveness or other problems in the introduction or performance of enhancements or future generations of the Company's current technologies or new products; fluctuations in the market price and demand for DRAMs and logic ICs into which the Company's technologies have been incorporated, especially a severe drop in the price of SDRAMs; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's, licensees' and system companies' development and product introduction schedules and levels of expenditure on research and development and marketing; personnel changes, particularly those involving engineering and technical personnel; potential adverse determinations in current and potential additional litigation involving the Company's intellectual property; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends. A more detailed discussion of risks faced by the Company is set forth in the Company's 2000 Annual Report on Form 10-K filed with the SEC. The Company assumes no obligation to update the forward-looking statements or the discussion of risks.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations and the percentage change of such items between periods:


                                                  Percent of Total Revenues,
                                                      Three Months Ended              Percent
                                                          March 31,                   Change
                                                  --------------------------          2001 v.
                                                     2001             2000             2000
                                                     ----             ----             ----
Revenues:
  Contract revenues.......................           24.3 %           77.7 %         (37.8) %
  Royalties...............................           75.7             22.3           575.6
                                                   ------        ---------
     Total revenues.......................          100.0 %          100.0 %          99.1  %
                                                   ======        =========
Costs and expenses:
  Cost of contract revenues...............            9.8             19.2             1.3
  Research and development................           15.2             18.5            64.1
  Marketing, general and administrative...           40.3             32.3           148.5
  Employee stock-related compensation
     expense......................                     --          1,090.0              *
                                                   ------        ---------
     Total costs and expenses.............           65.3          1,160.0              *
                                                   ------        ---------
Operating income (loss)...................           34.7         (1,060.0)             *
Other income, net.........................            8.2              7.4           119.1
                                                   ------        ---------
Income (loss) before income taxes.........           42.9         (1,052.6)             *
Provision for income taxes................           17.2             10.4           227.9
                                                   ------        ---------
Net income (loss).........................           25.7%        (1,063.0)%            *   %
                                                   ======        =========



                                                  Percent of Total Revenues,
                                                       Six Months Ended              Percent
                                                          March 31,                   Change
                                                  --------------------------          2001 v.
                                                     2001             2000             2000
                                                     ----             ----             ----
Revenues:
  Contract revenues......................            23.4 %           77.8 %         (28.2) %
  Royalties..............................            76.6             22.2           723.6
                                                   ------          -------
     Total revenues......................           100.0 %          100.0 %         138.6  %
                                                   ======          =======
Costs and Expenses:
  Cost of contract revenues..............             8.0             23.7           (19.4)
  Research and development...............            12.6             18.5            62.9
  Marketing, general and administrative..            33.1             30.6           158.0
  Employee stock-related compensation
     expense.....................                      --            618.9              *
                                                   ------          -------
     Total costs and expenses............            53.7            691.7              *
                                                   ------          -------
Operating income (loss)..................            46.3           (591.7)             *
Other income, net........................             7.0              7.8           113.9
                                                   ------          -------
Income (loss) before income taxes........            53.3           (583.9)             *
Provision for income taxes...............            21.3             10.7           374.5
                                                   ------          -------
Net income (loss)........................            32.0 %         (594.6)%            *   %
                                                   ======          =======

___________________
* Not meaningful

  Revenues. Total revenues for the three and six months ended March 31, 2001 increased 99.1% and 138.6% to $31.2 million and $66.0 million, respectively, over the comparable three- and six-month periods in the previous year.

  Contract revenues decreased 37.8% to $7.6 million (24.3% of total revenues) and 28.2% to $15.5 million (23.4% of total revenues) in the second quarter and first six months of fiscal 2001, respectively, over the comparable periods of fiscal 2000 due largely to the expiration of revenue recognition periods for several RDRAM contracts. Included in the second quarter of fiscal 2001 was approximately $2.1 million of remaining deferred revenue from a contract which was cancelled due to the licensee's reduced activities in the merchant DRAM market, compared to $4.4 million of such revenue in the comparable period of the previous year. Such a cancellation results in the termination of all obligations on RDRAM development for both parties. Since all license and engineering payments already received are nonrefundable, the balance of deferred revenue on this contract was recognized upon cancellation in the second quarter. The Company does not expect additional cancellations of this magnitude in the future.

  The Company does anticipate continuing to book additional contracts, especially contracts with existing licensees for newer versions of Rambus technologies. However, it is anticipated that contract revenues will continue to decline over time as the value of contracts for which the revenue recognition periods have expired exceeds the value of new contracts. The Company's past success in signing licensees has reduced the number of potential new licensees, which also contributes to the anticipated continuing decline in contract revenues.

  Royalties in the second quarter and first half of fiscal 2001 were $23.7 million (75.7% of total revenues) and $50.5 million (76.6% of total revenues), respectively, more than six and eight times the $3.5 million and $6.1 million reported in the comparable periods of fiscal 2000. Revenues in the fiscal 2001 periods include increased royalties from licensees' shipments of RDRAMs and controllers that connect to RDRAMs (RDRAM-compatible ICs) as wider acceptance increased RDRAM market share and strengthened the shipment ramp into the desktop PC, workstation, digital TV and Sony PlayStation2 markets. As of the end of the second quarter of fiscal 2001, more than 200 computers, game consoles, TVs and other electronic systems worldwide were using RDRAM-compatible ICs. Average selling prices (ASPs) for RDRAMs continued to decline as the Company worked closely with RDRAM licensees to reduce costs. In the fiscal 2001 periods, these ASP declines were more than offset by increasing unit volumes, which resulted in higher royalties from RDRAM-compatible ICs. In the case of RDRAM-compatible ICs, declining ASPs are clearly to the Company's long-term benefit as RDRAMs continue to gain market share. The Company anticipates that increasing unit volumes will more than offset continuing ASP declines in the near term.

  The second of the Company's two royalty sources, royalties from licensees for the use of Rambus patents in SDRAMs, DDR SDRAMs and logic products which directly control these memories (SDRAM-compatible ICs), also contributed significantly to the overall increases in royalties and total revenues. The Company recognized its first ever royalties from SDRAM-compatible ICs in the fourth quarter of fiscal 2000. Included in the second quarter of fiscal 2001 are royalties from the Company's first logic-only licensee for SDRAM-compatible controllers, Matsushita Electronics Corporation, known worldwide for its Panasonic brand products. ASPs for SDRAM-compatible ICs have declined sharply in recent periods and the Company expects this trend to continue and even to accelerate. In the absence of increasing unit volumes or additional licensees, continued declines in SDRAM-compatible ASPs will likely reduce the Company's royalties and total revenues in future periods.

  The Company anticipates that its potential to generate RDRAM-compatible royalties for the balance of fiscal 2001 will be largely dependent upon system sales by PC, workstation and digital TV manufacturers and Sony. The markets addressed by systems companies using RDRAM-compatible ICs, including those in the PC and video game console businesses, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and seasonality, and there can be no assurance as to the unit volumes of RDRAM-compatible ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating RDRAM-compatible technologies into their products is contractually obligated to continue using RDRAM-compatible ICs. Royalties from both RDRAMs and SDRAMs are subject to extreme fluctuations in the market prices for DRAMs. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period.

  As of March 31, 2001, the Company had 27 RDRAM-compatible licensees and eight SDRAM-compatible licensees. Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In the second quarter and first six months of fiscal 2001, the Company's top five licensees accounted for 76% of total revenues. During the second quarter of fiscal 2001, four customers accounted for 10%, 11%, 17% and 30% of total revenues. During the first six months of fiscal 2001, the same four customers accounted for 12%, 14%, 18%, and 27% of total revenues. During the second quarter and first six months of fiscal 2000, one customer accounted for 32% and 20% of total revenues, respectively; and a second customer accounted for 13% and 14%. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell RDRAM-compatible and SDRAM-compatible ICs to systems companies in any given period.

  International revenues constituted 93% and 89% of total revenues in the second quarter and first six months of fiscal 2001, respectively, and 80% and 75% in the comparable periods of fiscal 2000. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

  Substantially all RDRAM-compatible license fees and engineering service fees are bundled together as contract fees because the Company generally does not provide or price these components separately. Since these contracts cover complete technologies developed and supported by the Company, they also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over revenue recognized is shown on the Company's balance sheet as deferred revenue.

  SDRAM-compatible licenses also generally provide for the payment of license fees as well as quarterly royalties. The license fees, which generally are millions of dollars, include compensation for use of Rambus patents from the time the Company notifies the licensee of potential infringement. Accordingly, Rambus classifies these fees as royalty revenues, which are recognized ratably over the five-year contract period. The excess of SDRAM-compatible license fees received over royalty revenue recognized is shown on the Company's balance sheet as deferred revenue. As of March 31, 2001, the Company's deferred revenue from both RDRAM-compatible and SDRAM-compatible licenses was $45.3 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

  Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 32.1% to $7.8 million (25.0% of total revenue) and 16.7% to $13.6 million (20.6% of total revenue) in the second quarter and first six months of fiscal 2001, respectively, over the comparable periods of fiscal 2000. The increase in absolute dollars is primarily attributable to higher operating costs from new office facilities to which the Company relocated at the beginning of the second quarter of fiscal 2001 as well as the addition of engineering personnel to support the Company's technology roadmap improvements and new initiatives in the communications market and chip-to-chip connections.

  Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues decreased to 9.8% in the second quarter of fiscal 2001 from 19.2% in the comparable period of fiscal 2000, and decreased to 8.0% in the first half of fiscal 2001 from 23.7% in the comparable period of fiscal 2000. Cost of revenues accounted for 39.1% of total engineering costs in the second quarter of fiscal 2001, down from 51.0% in the comparable period of fiscal 2000. The decrease in cost of contract revenues as a percentage of total revenues and as a percentage of total engineering costs is primarily due to the successful launch and ramp of RDRAM-compatible technologies into the PC main memory market resulting in a reduction in engineering support efforts, as well as the effect of increasing royalty revenues. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of RDRAM-compatible ICs go through the normal development and implementation phases.

  Research and Development. Research and development expenses as a percentage of total revenues decreased to 15.2% in the second quarter of fiscal 2001 from 18.5% in the comparable period of fiscal 2000, and decreased to 12.6% in the first half of fiscal 2001 from 18.5% in the comparable period of fiscal 2000 due to the increase in the Company's royalty revenues. Research and development expenses accounted for 60.9% of total engineering costs in the second quarter of fiscal 2001, up from 49.0% in the comparable period of fiscal 2000 as the Company was able to shift engineering resources from support of the PC market ramp to development of technology roadmap improvements and new chip connection activities for the networking market. Research and development expenses include approximately $221,000 and $442,000 of acquisition-related costs in the second quarter and first six months of fiscal 2001, respectively, and $230,000 and $373,000 in the comparable periods of fiscal 2000. These acquisition costs relate to the Company's fiscal 2000 purchase of the intellectual property assets of a small company responsible for developing a SerDes cell for network applications. The acquisition was accounted for as a purchase, which resulted in goodwill and deferred compensation costs that are being amortized over periods ranging from 2 to 5 years. The Company expects research and development expenses to increase over time as it enhances and improves its technologies and applies them to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

  Marketing, General and Administrative. Marketing, general and administrative expenses increased 148.5% to $12.6 million and 158.0% to $21.8 million in the second quarter and first six months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. These expenses also increased as a percentage of revenues from 32.3% in the second quarter of fiscal 2000 to 40.3% in the same period of fiscal 2001, and from 30.6% in the first half of fiscal 2000 to 33.1% in the same period of fiscal 2001. The increase in marketing, general and administrative expenses primarily represents increased litigation costs associated with the defense of the Company's intellectual property. Litigation costs were $7.3 million in the second quarter of fiscal 2001 and approximately $700,000 in the comparable period of fiscal 2000. Trial delays in several of the pending cases as well as additional discovery required due to the late production of documents by Infineon in the U.S. case contributed to the significant increase in expenses in the fiscal 2001 period. In addition, at the beginning of the second quarter of fiscal 2001, the Company began to incur higher rent and other ongoing operating costs associated with relocating its corporate headquarters to a larger facility to accommodate long-term growth.
The Company expects marketing, general and administrative expenses to increase in the future as the Company continues to devote significant resources upon protecting its intellectual property rights through legal activities, marketing its technologies, and assisting systems companies with adapting these technologies to new generations of products. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the legal, advertising, trade show, and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

  Other Income, Net. Other income consists primarily of interest income from the Company's cash investments. Other income increased to $2.6 million in the second quarter of fiscal 2001 from $1.2 million in the comparable period of fiscal 2000, and to $4.6 million in the first six months of fiscal 2001 from $2.2 million in the comparable period of fiscal 2000 primarily due to a combination of higher invested balances and slightly higher interest rates. In addition, other income in the second quarter of fiscal 2001 includes the first profits recognized from the Company's sublease of its former office facilities in Mountain View, California. The Company expects higher cash balances to generate increased interest income in the future.

  Provision for Income Taxes. The Company recorded a provision for income taxes of $5.4 million and $14.1 million in the second quarter and first six months of fiscal 2001, respectively, compared to a provision of $1.6 million and $3.0 million in the comparable periods of fiscal 2000, respectively. The estimated federal and state combined rates on pretax income, excluding non-cash employee stock-related compensation expense, for the first half of fiscal 2001 and fiscal 2000 were 40% and 35%, respectively. The Company's effective tax rate differs from the statutory rate due to timing differences related to the recognition of contract and royalty revenues for tax and financial reporting purposes.

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

  In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various RDRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of March 31, 2001, a total of 1,520,000 of these warrants had been issued.

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

Liquidity and Capital Resources

  As of March 31, 2001, the Company had cash and cash equivalents and marketable securities of $151.1 million, including restricted cash of $4.5 million and a long-term marketable securities component of $8.5 million. As of the same date, the Company had total working capital of $138.9 million, including a short-term component of deferred revenue of $17.5 million.

  The Company's operating activities provided net cash of $26.2 million in the first six months of fiscal 2001 compared to net cash provided of $807,000 in the comparable period of fiscal 2000. In the fiscal 2001 period, net cash provided by operating activities consisted mainly of net income adjusted for non-cash items, offset by a decrease in deferred revenue. The decrease in deferred revenue represents contract revenues recognized in the period in excess of new contract billings.

  Net cash used in investing activities was $5.5 million in the first six months of fiscal 2001 compared to $12.6 million in the comparable period of fiscal 2000. Net cash used in investing activities in the fiscal 2001 period consisted primarily of purchases of investments and property and equipment.

  Net cash provided by financing activities was $8.6 million in the first six months of fiscal 2001 compared to $4.3 million in the comparable period of fiscal 2000. Proceeds from the sale of common stock under the Company's employee stock purchase and option plans are the primary source of net cash provided by financing activities. The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.


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

  The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 2001.

                                                                                       Average Rate
                                                                                       of Return at
                                                                   Carrying              March 31,
                                                                    Value                  2001
                                                                (in thousands)         (annualized)
  Investment portfolio:
  --------------------
  Cash equivalents.......................................          $ 83,880                5.1%
  Corporate notes and bonds..............................            20,515                6.9%
  United States government debt securities...............            16,800                5.2%
  Foreign debt securities................................             9,500                6.3%
  Commercial paper.......................................             7,541                5.3%
                                                                   --------

     Total investment portfolio..........................          $138,236
                                                                   ========

                         PART II -- OTHER  INFORMATION

Item 1.  Legal Proceedings

  On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia against Infineon Technologies AG ("Infineon") and its North American subsidiary for infringement of two U.S. patents. In addition, on August 7, 2000, the Company filed suit in Mannheim, Germany against Infineon for infringement of one European patent. The suits seek injunctions to halt the sale, manufacture and use of Infineon SDRAM and DDR SDRAM memory devices that infringe the Rambus patents. On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case (USDC Virginia Civil Action
No.: 3:00CV524) seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserts breach of contract and fraud claims in connection with the Company's participation in an industry standards-setting group known as JEDEC. The Infineon counterclaims seek damages based on the alleged contributory infringement, injunctions to halt future infringement, punitive damages based on the alleged fraud and the award to Infineon of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon's U.S. patents. The Company intends to pursue its own claims and vigorously defend against Infineon's counterclaims. Trial began in the U.S. case on April 23, 2001. In the German case, trial is scheduled for May 18, 2001.

  On August 28, 2000, Micron Technology, Inc. ("Micron") filed suit against the Company in the U.S. District Court in Delaware (USDC Delaware Civil Action No.:
00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Based on these allegations, the suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron's claims and asserts infringement of eight U.S. patents. The Company intends to pursue its own claims and vigorously defend against Micron's claims. The U.S. case is currently in the discovery phase.

  In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and mask sets from Micron facilities. The German suit has been scheduled for trial on October 5, 2001. The French suit is in an early phase. The British suit has been temporarily stayed. In the Italian case, although the items seized were ordered returned based on procedural grounds, the Italian court's decision on Micron's liability under the European patent is anticipated in May 2001.

  On August 29, 2000, Hyundai Electronics Industries Co., Ltd. ("Hyundai") and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 PVT). The suit asserts breach of contract in connection with the Company's participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hyundai. In November 2000,

Hyundai amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Based on these allegations, the suit seeks a declaration of monopolization by the Company as well as compensatory and punitive damages. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hyundai's claims and asserts infringement of 11 U.S. patents. The Company intends to pursue its own claims and vigorously defend against Hyundai's claims. The U.S. case is currently in the discovery phase.

  In September 2000, the Company filed suit against Hyundai in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hyundai facility. The German suit has been scheduled for trial on October 5, 2001. The French suit is in an early phase. The British suit has been temporarily stayed.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Stockholders was held on January 30, 2001 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (i) the election of three Class II directors for a term of two years expiring in 2003, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2001. The stockholders elected management's nominees as the Class II directors in an uncontested election and ratified the appointment of the independent accountants by the following votes, respectively:

(i)  Election of Class II directors for a term of two years expiring in 2003:

                            Votes For       Votes Withheld
                            ----------      --------------
     William Davidow        81,365,948         296,227
     P. Michael Farmwald    81,368,141         294,034
     Geoff Tate             81,275,706         386,469

  The Company's Board of Directors is currently comprised of seven members who are divided into two classes with overlapping two-year terms. The term for Class I directors (Bruce Dunlevie, Charles Geschke, Mark Horowitz, and David Mooring) will expire at the meeting of stockholders to be held in 2002.

(ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent accountants:


              Votes For         Votes Against       Abstentions
              ------------      -------------       -----------
              81,560,612           47,847             53,716

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000, filed herewith.

(b)   Reports on Form 8-K

      None.



Items 2, 3, and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RAMBUS INC.



Date: May 4, 2001                  By: /s/  Gary Harmon
     ------------                      --------------------------------
                                       Gary Harmon,
                                       Senior Vice President, Finance,
                                       Chief Financial Officer and Secretary

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)