Form 10-Q
period 2001-06-30
RAMBUS INC
filed 2001-08-13
CIK 917273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
          (Mark One)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                             Yes [X]      No  [_]

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 99,647,120 as of June 30, 2001.

                                  RAMBUS INC.
                                   FORM 10-Q

                                     INDEX


                                                                                              PAGE
                                                                                              ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:
            Consolidated Condensed Balance Sheets
            as of June 30, 2001 and September 30, 2000.................................        1

            Consolidated Condensed Statements of Operations
            for the Three and Nine Months Ended June 30, 2001 and June 30, 2000........        2

            Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended June 30, 2001 and June 30, 2000..................        3

            Notes to Unaudited Consolidated Condensed Financial Statements.............        4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................        8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................       16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................       17

Item 6.     Exhibits and Reports on Form 8-K...........................................       19

Signature..............................................................................       20

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           RAMBUS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                               June 30,        September 30,
                                                                          -----------------  ----------------
                                                                                 2001              2000
                                                                               --------          ---------
                                                                                       (Unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents..........................................          $ 57,741         $  63,093
  Marketable securities..............................................            77,743            59,127
  Accounts receivable................................................             6,099                68
  Prepaid and deferred taxes.........................................            27,054            17,661
  Prepaids and other current assets..................................             3,143             2,988
                                                                               --------         ---------
     Total current assets............................................           171,780           142,937
Property and equipment, net..........................................            16,466             6,724
Marketable securities, long-term.....................................             5,467             7,548
Restricted cash......................................................             5,564             2,500
Deferred taxes, long-term............................................            49,571            55,404
Other assets.........................................................             8,729             4,518
                                                                               --------         ---------
     Total assets....................................................          $257,577         $ 219,631
                                                                               ========         =========

                                  LIABILITIES
Current liabilities:
  Accounts and taxes payable, accrued payroll and other liabilities..          $ 10,308         $   9,032
  Deferred revenue...................................................            15,727            24,155
                                                                               --------         ---------
     Total current liabilities.......................................            26,035            33,187
Deferred revenue, less current portion...............................            27,132            24,122
                                                                               --------         ---------
     Total liabilities...............................................            53,167            57,309
                                                                               --------         ---------

                             STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
  Authorized: 5,000,000 shares
  Issued and outstanding:  no shares.................................                --                --
Common stock, $.001 par value:
  Authorized: 500,000,000 shares;
  Issued and outstanding:   99,647,120 shares at June 30, 2001
   and 97,490,774 shares at September 30, 2000.......................               100                97
Additional paid-in capital...........................................           302,878           285,885
Deferred stock-based compensation....................................              (488)             (571)
Accumulated deficit..................................................           (98,343)         (123,132)
Accumulated other comprehensive gain.................................               263                43
                                                                               --------         ---------
     Total stockholders' equity......................................           204,410           162,322
                                                                               --------         ---------
        Total liabilities and stockholders' equity...................          $257,577         $ 219,631
                                                                               ========         =========


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                              ------------------            -----------------
                                                                   June 30,                     June 30,
                                                                   --------                     --------
                                                             2001           2000          2001           2000
                                                           --------       --------      ---------      ---------
Revenues:
  Contract revenues.................................       $  3,514       $ 11,186      $  18,964      $  32,696
  Royalties.........................................         19,787          6,574         70,300         12,707
                                                           --------       --------      ---------      ---------
     Total revenues.................................         23,301         17,760         89,264         45,403
                                                           --------       --------      ---------      ---------
Costs and expenses:
  Cost of contract revenues.........................          2,692          2,908          7,969          9,457
  Research and development..........................          4,822          2,828         13,168          7,952
  Marketing, general and administrative.............         13,893          6,205         35,725         14,668
  Employee stock-related compensation expense.......             --             --             --        171,085
                                                           --------       --------      ---------      ---------
     Total costs and expenses.......................         21,407         11,941         56,862        203,162
                                                           --------       --------      ---------      ---------
     Operating income (loss)........................          1,894          5,819         32,402       (157,759)
Other income, net...................................          2,317          1,296          6,945          3,460
                                                           --------       --------      ---------      ---------
     Income (loss) before income taxes..............          4,211          7,115         39,347       (154,299)
Provision for income taxes..........................            504          2,491         14,558          5,453
                                                           --------       --------      ---------      ---------
     Net income (loss)..............................       $  3,707       $  4,624      $  24,789      $(159,752)
                                                           ========       ========      =========      =========

Net income (loss) per share - basic.................       $   0.04       $   0.05      $    0.25      $   (1.66)
                                                           ========       ========      =========      =========
Net income (loss) per share - diluted...............       $   0.04       $   0.04      $    0.23      $   (1.66)
                                                           ========       ========      =========      =========

Number of shares used in per share calculations:
  Basic.............................................         99,969         97,350         99,200         95,978
  Diluted...........................................        102,889        108,859        107,214         95,978

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                       June 30,
                                                                                       --------
                                                                                2001              2000
                                                                              ---------         ---------
Cash flows from operating activities:
  Net income (loss)..................................................         $  24,789         $(159,752)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Non-cash employee stock-related compensation....................                --           169,878
     Tax benefit of stock option exercises...........................             6,659                --
     Depreciation....................................................             3,171             2,110
     Amortization of deferred compensation...........................               464               403
     Amortization of goodwill........................................               200               178
     Change in operating assets and liabilities:
        Accounts receivable..........................................            (6,031)           (3,606)
        Prepaids, deferred taxes and other assets....................            (3,126)            7,393
        Accounts and taxes payable, accrued payroll and other
         liabilities.................................................               895             1,024
        Deferred revenue.............................................            (5,418)          (18,438)
                                                                              ---------         ---------
           Net cash provided by (used in) operating activities.......            21,603              (810)
                                                                              ---------         ---------
Cash flows from investing activities:
  Purchases of property and equipment................................           (12,913)           (2,311)
  Purchases of marketable securities.................................          (651,411)         (613,259)
  Maturities of marketable securities................................           635,227           624,925
  Acquired technology rights.........................................                --            (1,334)
  Purchases of investments...........................................            (5,000)           (2,000)
  Increase in restricted cash........................................            (3,064)               --
                                                                              ---------         ---------
           Net cash provided by (used in) investing activities.......           (37,161)            6,021
                                                                              ---------         ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........................            10,337             8,062
                                                                              ---------         ---------
           Net cash provided by financing activities.................            10,337             8,062
                                                                              ---------         ---------
Effect of exchange rates on cash and cash equivalents................              (131)                6
                                                                              ---------         ---------
Net increase (decrease) in cash and cash equivalents.................            (5,352)           13,279
Cash and cash equivalents at beginning of period.....................            63,093            14,982
                                                                              ---------         ---------
Cash and cash equivalents at end of period...........................         $  57,741         $  28,261
                                                                              =========         =========
Supplemental disclosure of cash flow information:
  Taxes paid.........................................................         $   9,388         $   1,387

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

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. The Company expects to adopt this statement

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

2.   Recent Accounting Pronouncements (continued)

during the first quarter of fiscal 2003. Management does not believe that SFAS 141 will have a material impact on the Company' financial statements. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt this statement during the first quarter of fiscal 2003. During the nine months ended June 30, 2001, goodwill amortization totaled $200,000.

3.   Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

     Comprehensive income (loss) is as follows (in thousands; unaudited):

                                                                Three Months Ended                  Nine Months Ended
                                                                     June 30,                           June 30,
                                                                     --------                           --------
                                                              2001              2000             2001               2000
                                                             ------            ------           -------          ---------
Net income (loss)......................................      $3,707            $4,624           $24,789          $(159,752)
Other comprehensive income (loss):
  Foreign currency translation adjustments.............           3               (30)             (130)                 6
  Unrealized gain (loss) on marketable securities......         (29)                3               350                (22)
                                                             ------            ------           -------          ---------
Other comprehensive income (loss)......................         (26)              (27)              220                (16)

Total comprehensive income (loss)......................      $3,681            $4,597           $25,009          $(159,768)
                                                             ======            ======           =======          =========

4.   Contingent Warrants, Common Stock Equivalents, and Options

     In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technologies. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of common stock of the Company at a purchase price of $2.50 per share (the "Intel warrant"). This warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM-compatible chipsets (the "Intel milestones"). The warrant will expire no later than the eighth (8th) anniversary of its issuance. At the time that achievement of the milestones becomes probable, a non-cash charge will be recorded in the statement of operations based on the fair value of the warrant.

     In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various RDRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

4.   Contingent Warrants, Common Stock Equivalents, and Options (continued)

become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of June 30, 2001, a total of 1,520,000 of these warrants had been issued.

     In the first quarter of fiscal 2000, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus common stock for $2.50 per share. In the third quarter of fiscal 2001, the Company granted to its employees approximately 503,500 additional options under the same terms. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

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

                          RAMBUS INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


5.   Net Income (Loss) Per Share (continued)


                                                                    Three Months Ended               Nine Months Ended
                                                                        June 30,                         June 30,
                                                                -------------------------         -----------------------
                                                                  2001             2000             2001          2000
                                                                -------          --------         --------      ---------
Net income (loss)......................................         $  3,707         $  4,624         $ 24,789      $(159,752)
                                                                ========         ========         ========      =========

Weighted average common shares outstanding.............           99,969           97,350           99,200         95,978
Additional dilutive common stock equivalents...........            2,920           11,509            8,014             --
                                                                --------         --------         --------      ---------

Diluted shares outstanding.............................          102,889          108,859          107,214         95,978
                                                                ========         ========         ========      =========

Net income (loss) per share - basic....................         $   0.04         $   0.05         $   0.25      $   (1.66)
                                                                ========         ========         ========      =========

Net income (loss) per share - diluted..................         $   0.04         $   0.04         $   0.23      $   (1.66)
                                                                ========         ========         ========      =========

6.  Legal Proceedings

      On August 8, 2000, the company filed suit in the U.S. District Court for the Eastern District of Virginia (the "Virginia court") against Infineon Technologies AG ("Infineon") and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgement that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with the Company's participation in an industry standards-setting group known as JEDEC ("JEDEC related claims"). The Infineon counterclaims seek compensatory and punitive damages, attorneys' fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgement that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon's U.S. patents.

     Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon's motion to dismiss Rambus' patent infringement case and granted Rambus' motion to dismiss Infineon's breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys' fees. In addition, the Virginia court has proposed an injunction prohibiting the Company from filing additional patent infringement actions in the U.S. against Infineon with regard to JEDEC compliant SDRAM devices. The Company intends to pursue its infringement claim on appeal, and will also challenge the fraud finding with respect to SDRAM standard setting, the injunction and the award of attorneys' fees.

     On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the "Mannheim court") against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an "order for evidence" requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus' infringement claim. The court is expected to appoint the independent technical expert by September 15, 2001. It is also expected that after the expert delivers an opinion, the court will then determine whether Infineon products infringe Rambus' patent.

     On August 28, 2000, Micron Technology, Inc. ("Macron") filed suit against the Company in the U.S. District Court in Delaware (USCD Delaware Civil Action
No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Micron's suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys' fees, a declaratory judgement that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron's claims and asserts infringement by Micron of the eight U.S. patents. The U.S. case is currently in the discovery phase. The Company intends to pursue its own claims and vigorously defend against Micron's claims.

     In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and mask sets from Micron facilities. The German suit has been scheduled for trial on October 5, 2001. The French suit is in an early phase. The British suit has been temporarily stayed. In the Italian case, on December 21, 2000, the items seized were ordered returned based on procedural grounds. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the "Monza court") issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron's SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court, after considering the expert's report, declined to grant Rambus a preliminary injunction. Rambus appealed the Monza court's ruling, and on July 18, 2001, the Appeals Court rejected the appeal based on procedural grounds. The infringement suit against Micron in Italy will now continue in the District Court of Milan.

     In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European Patent against the Company in the District Court of Avezzano, Italy. In response, the Company asserted infringement of the second European Patent in Milan, Italy. Further, the Company filed suit against Micron in Germany and Italy for infringement of a third European patent. Those suits are pending.

     On August 29, 2000, Hyundai Electronics Industries Co., Ltd. ("Hyundai") and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 PVT). Since filing suit, Hyundai has changed its name to "Hynix Semiconductor, Inc. ("Hynix"). The suit asserts breach of contract in connection with the Company's participation in JEDEC and seeks a declaratory judgement that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the company's participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys' fees. In February 2000, the Company filed its answer and counterclaims, whereby the Company disputes Hynix's claims and asserts infringement of 11 U.S. patents. The U.S. case is currently in the discovery phase. The Company intends to pursue its own claims and vigorously defend against Hynix's claims.

     In September 2000, the Company filed suit against Hynix in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. The German suit has been scheduled for trial on October 5, 2001. The French suit is in an early phase. The British suit has been temporarily stayed.

     On August 10, 2001, a putative securities class action lawsuit entitled Toiv v. Rambus (Case no. not assigned) was filed in the United States District Court for the Northern District of California. The Complaint alleges that the Company and certain of its officers and directors violated the federal securities laws during the time period between February 11, 2001 and May 9, 2001 by making allegedly false and misleading statements concerning its patents and technologies relating to its SDRAM products. The Complaint does not specify damages. The Company intends to vigorously defend this matter.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. These statements include those concerning the following: the Company's expectations regarding contract cancellations; the likelihood that the Company will continue to book additional contracts, especially with existing licensees, for newer versions of Rambus technologies; the expectation that contract revenues will continue to decline over time; the belief that revenue for the fourth quarter of fiscal 2001 will reflect another decline in ASPs for SDRAM-compatible ICs, which will reduce the Company's royalties and total revenues in future periods absent an increase in unit volumes or additional licensees; the belief that the potential to generate RDRAM-compatible royalties for the balance of fiscal 2001 will be largely dependent upon system sales by PC, workstation and digital TV manufacturers and Sony; the likelihood that royalties will continue to vary greatly from period to period; the expectation that revenues derived from international licensees will continue to represent a significant portion of the Company's total revenues in the future and that the Company will continue to experience significant revenue concentration for the foreseeable future; the belief that the level of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues; the expectation that research and development expenses will increase over time; the belief that the rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period; the expectation that marketing, general and administrative expenses will remain flat or decline in the future; the belief that the level of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period; the expectation that the Company's cash investments will remain relatively flat and that other income, net, will likely decline in future periods; the anticipation that existing cash balances will be adequate to meet the Company's cash needs for at least the next 12 months; and the Company's intentions and expectations with regard to pending legal proceedings.

     These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks include market acceptance of the Company's technologies; systems companies' acceptance of RDRAM-compatible ICs produced by the Company's licensees; market acceptance of the products of systems companies which have adopted the Company's technologies; unit volumes of RDRAM-compatible ICs that will be purchased in the future; level of royalty-bearing revenues that the Company will receive due to these applications; delays, lack of cost-competitiveness or other problems in the introduction or performance of RDRAM-compatible ICs or products which include RDRAM-compatible ICs, including, but not limited to, RDRAMs, RDRAM-compatible chipsets and the Sony PlayStation2; the introduction of a competitive memory interface which is perceived to be more cost-effective, such as DDR SDRAM; future dependence upon the PC main memory market and Intel; the loss of any strategic relationships with systems companies or licensees; announcements or introductions of new technologies or products by the Company or the Company's competitors; delays, lack of cost-competitiveness or other problems in the introduction or performance of enhancements or future generations of the Company's current technologies or new products; fluctuations in the market price and demand for DRAMs and logic ICs for which the Company receives royalties, especially a severe drop in the price of SDRAMs; competitive pressures resulting in lower contract revenues or royalty rates; changes in the Company's, licensees' and system companies' development and product introduction schedules and levels of expenditure on research and development and marketing; personnel changes, particularly those involving engineering and technical personnel; potential adverse determinations in current and potential additional litigation involving the Company's intellectual property; costs associated with protecting the Company's intellectual property; changes in Company strategies; foreign exchange rate fluctuations or other changes in the international business climate; and general economic trends.

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


                                                  Percent of Total Revenues,        Percent
                                                     Three Months Ended             Change
                                                          June 30,                  2001 v.
                                                  --------------------------
                                                    2001             2000            2000
                                                  --------         ---------       --------
Revenues:
  Contract revenues............................      15.0%            63.0%         (68.6)%
  Royalties....................................      85.0             37.0          201.0
                                                   ------           ------
     Total revenues............................     100.0%           100.0%          31.2%
                                                   ======           ======
Costs and expenses:
  Cost of contract revenues....................      11.6             16.4           (7.4)
  Research and development.....................      20.7             15.9           70.6
  Marketing, general and administrative              59.6             34.9          123.9
   .                                               ------           ------
     Total costs and expenses..................      91.9             67.2           79.3
                                                   ------           ------
Operating income...............................       8.1             32.8          (67.5)
Other income, net..............................       9.9              7.2           78.9
                                                   ------           ------
Income before income taxes.....................      18.1             40.0          (40.8)
Provision for income taxes.....................       2.2             14.0          (79.8)
                                                   ------           ------
Net income.....................................      15.9%            26.0%         (19.8)%
                                                   ======           ======

                                                  Percent of Total Revenues,         Percent
                                                      Nine Months Ended              Change
                                                          June 30,                   2001 v.
                                                  -------------------------
                                                    2001            2000              2000
                                                  -------         --------          --------
Revenues:
  Contract revenues..........................        21.2%            72.0 %          (42.0)%
  Royalties..................................        78.8             28.0            453.2
                                                   ------          -------
     Total revenues..........................       100.0%           100.0%            96.6%
                                                   ======          =======
Costs and Expenses:
  Cost of contract revenues.................          8.9             20.8            (15.7)
  Research and development..................         14.8             17.5             65.6
  Marketing, general and administrative.....         40.0             32.3            143.5
  Employee stock-related compensation

             Expense........................           --            376.9           (100.0)
                                                   ------          -------
     Total costs and expenses...............         63.7            447.5            (72.0)
                                                   ------          -------
Operating income (loss).....................         36.3           (347.5)          (120.5)
Other income, net...........................          7.8              7.6            100.7
                                                   ------          -------
Income (loss) before income taxes...........         44.1           (339.9)          (125.5)
Provision for income taxes..................         16.3             12.0            167.0
                                                   ------          -------
Net income (loss)...........................         27.8%          (351.9)%         (115.5)%
                                                   ======          =======

  Revenues. Total revenues for the three and nine months ended June 30, 2001 increased 31.2% and 96.6% to $23.3 million and $89.3 million, respectively, over the comparable three- and nine-month periods in the previous year.

  Contract revenues decreased 68.6% to $3.5 million (15.0% of total revenues) and 42.0% to $19.0 million (21.2% of total revenues) in the third quarter and first nine months of fiscal 2001, respectively, over the comparable periods of fiscal 2000, due largely to the expiration of revenue recognition periods for several RDRAM contracts. Included in the second quarter of fiscal 2001 was approximately $2.1 million of remaining deferred revenue from a contract which was cancelled due to the licensee's reduced activities in the merchant DRAM market, compared to $4.4 million of such revenue in the comparable period of the previous year. Such a cancellation results in the termination of all obligations on RDRAM development for both parties. Since all license and engineering payments already received are nonrefundable, the balance of deferred revenue on this contract was recognized upon cancellation in the second quarter. The Company does not expect additional cancellations of this magnitude in the future.

  The Company anticipates continuing to book additional contracts, especially contracts with existing licensees for newer versions of Rambus technology. However, it is anticipated that contract revenues will decline over time, as the value of contracts for which the revenue recognition periods have expired exceeds the value of new contracts. The Company's past success in signing licensees has reduced the number of potential new licensees, which also contributes to the anticipated decline in contract revenues.

  Royalties in the third quarter and first nine months of fiscal 2001 were $19.8 million (85.0% of total revenues) and $70.3 million (78.8% of total revenues), respectively, more than three and five times the $6.6 million and $12.7 million reported in the comparable periods of fiscal 2000. Revenues in the fiscal 2001 periods include increased royalties from the first of the Company's two royalty sources, namely, licensees' shipments of RDRAM's and controllers that connect to

RDRAM's (RDRAM-compatible IC's), as wider acceptance increased RDRAM market share and strengthened the shipment ramp into the desktop PC workstation, digital TV and Sony PlayStation2 markets. As of the end of the third quarter of fiscal 2001, more than 300 computers, game consoles, TV's and other electronic systems worldwide were using RDRAM-compatible IC's. Average selling prices
(ASPs) for RDRAMs continued to decline as the Company worked closely with RDRAM licensees to reduce costs. In the fiscal 2001 periods, these ASP declines were more than offset by increasing unit volumes, which resulted in higher royalties from RDRAM-compatible ICs. In the case of RDRAM-compatible ICs, the Company believes that declining ASPs are clearly to the Company's advantage as RDRAM's continue to gain market share.

  The second of the Company's two royalty sources is royalties from licensees for the use of Rambus patents in SDRAMs, DDR SDRAM's and logic products which directly control these memories (SDRAM-compatible ICs). The Company recognized its first ever royalties from SDRAM-compatible IC's in the fourth quarter of fiscal 2000. ASP's for SDRAM-compatible IC's have continued to decline in the third quarter of fiscal 2001. In the absence of increasing unit volumes or additional licensees, royalties from this source will likely decrease in future periods. Also, the adoption of DDR in the market has been slower than expected. DDR carries a higher royalty rate, and accordingly, the Company does not expect any upside from a shift to DDR in the next quarter. In addition, in the third quarter of fiscal 2001, the Company had discussions with one major SDRAM licensee and agreed to a reduced but fixed royalty amount on memory for at least the next four quarters. The Company believes that the long-term impact of this agreement remains unchanged as, after the first four quarters, with a favorable legal outcome, the royalty payments return to the original agreement level.

  The Company anticipates that its potential to generate RDRAM-compatible royalties for the balance of fiscal 2001 will largely be dependent upon system sales by PC, workstation and digital TV manufacturers and Sony. The markets addressed by systems companies using RDRAM-compatible ICs, including those in the PC and video game console businesses, are characterized by extreme volatility, frequent new product introductions, rapidly shifting consumer preferences, and seasonality, and there can be no assurance as to the unit volumes of RDRAM-compatible ICs that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating RDRAM-compatible technologies into their products is contractually obligated to continue using RDRAM-compatible ICs. Royalties from both RDRAMs and SDRAMs are subject to extreme fluctuations in the market prices for DRAMs. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period.

  The Company derives its revenue from licensees for RDRAM-compatible IC's, SDRAM-compatible IC's and Serializer/Deserializer (SerDes) technology. Because all of the Company's revenues are derived from its relatively small number of licensees, revenues tend to be highly concentrated. In the third quarter and first nine months of fiscal 2001, the Company's top five licensees accounted for 74% and 75% of total revenues, respectively. In the third quarter of fiscal 2001, three customers accounted for 10%, 21% and 31% of total revenues, respectively. In the first nine months of fiscal 2001, the same three customers accounted for 12%, 18% and 28% of total revenues, respectively, with one additional customer accounting for 12% of total revenues. During the third quarter of fiscal 2000, three customers accounted for 13%, 16% and 19% of total revenues, respectively. During the first nine months of fiscal 2001, three customers accounted for 10%, 11% and 13%, respectively. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell RDRAM-compatible and SDRAM-compatible ICs to systems companies in any given period.

     International revenues comprised 88% and 89% of total revenues in the third quarter and first nine months of fiscal 2001, respectively, and 81% and 77%, respectively, for the comparable periods of fiscal 2000. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

     Substantially all of the RDRAM-compatible license fees and engineering service fees are bundled together as contract fees because the Company generally does not provide or price these components separately. Since these contracts cover complete technologies developed and supported by the Company, they also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over contract revenue recognized is shown on the Company's balance sheet as deferred revenue.

     Engineering Costs. Engineering costs consisting of cost of contract revenues and research and development expenses, increased 31.1% to $7.5 million (32.2% of total revenue) and 21.4% to $21.1 million (23.7% of total revenue) in the third quarter and first nine months of fiscal 2001, respectively, over the comparable periods of fiscal 2000. The increase in absolute dollars is primarily attributable to higher operating costs from the new office facilities to which the Company relocated at the beginning of the second quarter of fiscal 2001, as well as to the addition of engineering personnel to support the Company's technology roadmap improvements and new initiatives in the communications market and chip-to-chip connections.

     Cost of Contract Revenues. Cost of contract revenues as a percentage of total revenues decreased to 11.6% in the third quarter of fiscal 2001 from 16.4% in the comparable period of fiscal 2000, and decreased to 8.9% in the first nine months of fiscal 2001 from 20.8% in the comparable period of fiscal 2000. Cost of revenues accounted for 35.8% of total engineering costs in the third quarter of fiscal 2001, down from 50.7% in the comparable period in fiscal 2000. The decrease in cost of contract revenues as a percentage of total revenues and as a percentage of total engineering costs is primarily due to the successful launch and ramp of RDRAM-compatible technologies into the PC main memory market resulting in a reduction in engineering support efforts, as well as to the effect of increasing royalty revenues. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of RDRAM-compatible ICs proceed through the normal development and implementation phases.

     Research and Development. Research and development expenses as a percentage of total revenues increased to 20.7% in the third quarter of fiscal 2001 from 15.9% in the comparable period of fiscal 2000. Research and development expenses accounted for 64.2% of total engineering costs in the third quarter of fiscal 2001, up from 49.3% in the comparable period of fiscal 2000, as the Company was able to shift engineering resources from support of the ramp into the PC market to development of technology roadmap improvements as well as new chip connection activities.

     For the first nine months of fiscal 2001, research and development expenses as a percentage of total revenues decreased to 14.8% from 17.5% in the comparable period of fiscal 2000, primarily due to the increase in the Company's revenues. Research and development expenses include approximately $221,229 and $663,687 of acquisition-related costs in the third quarter and first nine months of fiscal 2001, respectively, and $209,000 and $582,000, respectively, in the comparable periods of fiscal 2000. These acquisition costs relate to the Company's fiscal 2000 purchase of the intellectual property assets of a small company responsible for developing a SerDes cell for network applications. The acquisition was accounted for as a purchase, which resulted in goodwill and deferred compensation costs that are being amortized over periods ranging from 2 to 5 years. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased 123.9% to $13.9 million and 143.5% to $35.7 million in the third quarter and first nine months of fiscal 2001, respectively, from the comparable periods of fiscal 2000. These expenses also increased as a percentage of revenues from 34.9% in the third quarter of fiscal 2000 to 59.6% in the comparable period of fiscal 2001, and from 32.3% in the first nine months of fiscal 2000 to 40.0% in the comparable period of fiscal 2001. The increase in marketing, general and administrative expenses primarily represents increased litigation costs associated with the defense of the Company's intellectual property. Litigation costs were $8.8 million in the third quarter of fiscal 2001 and approximately $1.7 million in the comparable period of fiscal 2000. Trial delays in several of the pending cases as well as the number of simultaneous litigation activities contributed to the significant increase in expenses in the fiscal 2001 period. In addition, at the beginning of the second quarter of fiscal 2001, the Company began to incur higher rent and other ongoing operating costs associated with relocating its corporate headquarters to a larger facility to accommodate long-term growth. The Company expects marketing, general and administrative expenses will vary in the future, as litigation costs are likely to vary from period to period, given the volatility of litigation activities. The level of marketing, general and administrative expenses, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the legal, advertising, trade show, and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

     Other Income, Net. Other income consists primarily of interest income from the Company's cash investments. Other income increased to $2.3 million in the third quarter of fiscal 2001 from $1.3 million in the comparable period of fiscal 2000, and to $6.9 million in the first nine months of fiscal 2001 from $3.5 million in the comparable period of fiscal 2000, primarily due to higher invested balances. In addition, other income in the second and third quarters of fiscal 2001 includes the first profits recognized from the Company's sublease of its former office facilities in Mountain View, California. The Company expects cash investments to remain flat and with the decline in interest rates, and potentially increasing expenses in the subleased facilities, other income, net, will likely decline in future periods.

     Provision for Income Taxes. The Company recorded a provision for income taxes of $504,000 and $14.6 million in the third quarter and first nine months of fiscal 2001, respectively, compared to a provision of $2.5 million and $5.5 million in the comparable periods of fiscal 2000, respectively. Net income for the third quarter of fiscal 2001 reflects a year-to-date adjustment in the Company's tax rate to more accurately reflect the Company's estimated tax liability. The estimated federal and state combined rates on pre-tax income, excluding non-cash employee stock-related compensation expense, for the first nine months of fiscal 2001 and fiscal 2000 were 37% and 35%, respectively. The Company's effective tax rate differs from the statutory rate due to timing differences related to the recognition of contract and royalty revenues for tax and financial reporting purposes.

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

Contingent Warrants, Common Stock Equivalents, and Options

     In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technologies. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of common stock of the Company at a purchase price of $2.50 per share (the "Intel warrant"). This warrant will become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM-compatible chipsets (the "Intel milestones"). The warrant will expire no later than the eighth (8th) anniversary of its issuance. At the time that achievement of the milestones becomes probable, a non-cash charge will be recorded in the statement of operations based on the fair value of the warrant.

     In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock (the "DRAM incentive warrants") to be issued to various RDRAM partners upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of June 30, 2001, a total of 1,520,000 of these warrants had been issued.

     In the first quarter of fiscal 2000, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus common stock for $2.50 per share. In the third quarter of fiscal 2001, the Company granted to its employees approximately 503,500 additional options under the same terms. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options was contingent on an increase in the price of Rambus common stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the Intel and DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

Liquidity and Capital Resources

     As of June 30, 2001, the Company had cash and cash equivalents and marketable securities of $146.5 million, including restricted cash of $5.6 million and a long-term marketable securities component of $5.5 million. As of the same date, the Company had total working capital of $145.7 million, including a short-term component of deferred revenue of $15.7 million.

     The Company's operating activities provided net cash of $21.6 million in the first nine months of fiscal 2001 compared to net cash used of $810,000 in the comparable period of fiscal 2000. In the fiscal 2001 period, net cash provided by operating activities consisted mainly of net income adjusted for non-cash items, offset by increases in accounts receivable and prepaid foreign income taxes, and a decrease in deferred revenue. Accounts receivable increased due to a royalty payment not received until shortly after the end of the third quarter of fiscal 2001. Prepaid foreign income taxes increased as a result of foreign withholding taxes on royalty payments. The decrease in deferred revenue represents contract revenues recognized in the period in excess of new contract billings.

     Net cash used in investing activities was $37.2 million in the first nine months of fiscal 2001 compared to $6.0 million provided in the comparable period of fiscal 2000. Net cash used in investing activities in the fiscal 2001 period consisted primarily of purchases of investments and property and equipment.

     Net cash provided by financing activities was $10.3 million in the first nine months of fiscal 2001 compared to $8.1 million in the comparable period of fiscal 2000. Proceeds from the sale of common stock under the Company's employee stock purchase and option plans are the primary source of net cash provided by financing activities. The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 2001.

                                                                                     Average Rate
                                                                                     of Return at
                                                                      Carrying         June 30,
                                                                       Value             2001
                                                                   (in thousands)    (annualized)
     Investment portfolio:
     --------------------
     Cash equivalents.........................................        $ 55,655           3.9%
     Corporate notes and bonds................................          17,465           6.9%
     Foreign debt securities..................................          17,792           5.3%
     Commercial paper.........................................          18,273           4.2%
     United States government debt securities.................          29,680           4.7%
                                                                      --------

        Total investment portfolio............................        $138,865
                                                                      ========

                         PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

     On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia (the "Virginia court") against Infineon Technologies AG ("Infineon") and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with the Company's participation in an industry standards-setting group known as JEDEC ("JEDEC related claims"). The Infineon counterclaims seek compensatory and punitive damages, attorneys' fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon's U.S. patents.

     Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon's motion to dismiss Rambus' patent infringement case and granted Rambus' motion to dismiss Infineon's breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys' fees. In addition, the Virginia court has proposed an injunction prohibiting the Company from filing additional patent infringement actions in the U.S. against Infineon with regard to JEDEC compliant SDRAM devices. The Company intends to pursue its infringement claim on appeal, and will also challenge the fraud finding with respect to SDRAM standard setting, the injunction and the award of attorneys' fees.

On August 10, 2001, a putative securities class action lawsuit entitled Toiv v. Rambus (Case no. not assigned) was filed in the United States District Court for the Northern District of California. The Complaint alleges that the Company and certain of its officers and directors violated the federal securities laws during the time period between February 11, 2001 and May 9, 2001 by making allegedly false and misleading statements concerning its patents and technologies relating to its SDRAM products. The Complaint does not specify damages. The Company intends to vigorously defend this matter.

     On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the "Mannheim court") against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an "order for evidence" requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus' infringement claim. The court is expected to appoint the independent technical expert by September 15, 2001. It is also expected that after the expert delivers an opinion, the court will then determine whether Infineon products infringe Rambus' patent.

     On August 28, 2000, Micron Technology, Inc. ("Micron") filed suit against the Company in the U.S. District Court in Delaware (USDC Delaware Civil Action
No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Micron's suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys' fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron's claims and asserts infringement by Micron of the eight U.S. patents. The U.S. case is currently in the discovery phase. The Company intends to pursue its own claims and vigorously defend against Micron's claims.

     In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and mask sets from Micron facilities. The German suit has been scheduled for trial on October 5, 2001. The French suit is in an early phase. The British suit has been temporarily stayed. In the Italian case, on December 21, 2000, the items seized were ordered returned based on procedural grounds. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the "Monza court") issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron's SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court, after considering the expert's report, declined to grant Rambus a preliminary injunction. Rambus appealed the Monza court's ruling, and on July 18, 2001, the Appeals Court rejected the appeal based on procedural grounds. The infringement suit against Micron in Italy will now continue in the District Court of Milan.

     In December 2000, Micron filed a declaratory judgment suit of non-infringment of a second European Patent against the Company in the District Court of Avezzano, Italy. In response, the Company asserted infringment of the second European Patent in Milan, Italy. Further, the Company filed suit against Micron in Germany and Italy for infringment of a third European patent. Those suits are pending.

     On August 29, 2000, Hyundai Electronics Industries Co., Ltd. ("Hyundai") and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 PVT). Since filing suit Hyundai has changed its name to "Hynix Semiconductor Inc." ("Hynix"). The suit asserts breach of contract in connection with the Company's participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys' fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hynix's claims and asserts infringement of 11 U.S. patents. The U.S. case is currently in the discovery phase. The Company intends to pursue its own claims and vigorously defend against Hynix's claims.

     In September 2000, the Company filed suit against Hynix in Germany,
France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. The German suit has been scheduled for trial on October 5, 2001. The French suit is in an early phase. The British suit has been temporarily stayed.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        None.

(b)     Reports on Form 8-K

        None.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAMBUS INC.



Date:    August 13, 2001                By:    /s/ Robert K. Eulau
      -----------------------------         ------------------------------------
                                            Robert K. Eulau,
                                            Senior Vice President, Finance,
                                            Chief Financial Officer and
                                            Secretary

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)