Form 10-K405
period 2001-09-30
RAMBUS INC
filed 2001-12-04
CIK 917273

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the transition period from         to

                       Commission File Number: 000-22339

                               -----------------

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value
                               (Title of Class)

                        Preferred Share Purchase Rights
                               (Title of Class)

   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of October 31, 2001 was approximately $685.6 million based upon the closing price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 100,530,502 as of October 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

   This report contains forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. These forward-looking statements include the following predictions regarding the Company's future:

  . the ability of licensees to implement Rambus(R) technology with decreased assistance from Rambus;

  . the manufacture of RDRAM(R) memory devices in a manner and at a sufficiently competitive price with SDRAM to allow for the development of a mass market for RDRAM memory devices and controllers;

  . the ability of the Company to advance its chip-connection technology in order to meet changing market needs;

  . the Company's development of next-generation chip interfaces and other proprietary technology;

  . the Company's ability to continue to invest substantial funds in research and development activities;

  . the success of the Company being dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of revenue under existing contracts;

  .  the Company's competition from its licensees and prospective licensees;

  . the source and concentration of the Company's revenue, and the Company's ability to collect this revenue;

  . the Company's vigorous protection and defense of its patents and successful litigation results relating thereto;

  . the possibility that the Company's licensees or prospective licensees may adopt and promote alternate technologies such as DDR-2, ADT and embedded DRAM; and

  . the Company's intention to develop and maintain a uniform RDRAM(R) memory interface standard.

   You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

   Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors." All forward-looking statements included in this document are based on information available to Rambus on the date hereof. Rambus assumes no obligation to update any forward-looking statements.

Item 1. Business

   Rambus Inc. ("Rambus" or the "Company") designs, develops, licenses and markets high-speed chip-connection technologies to enhance the performance and cost-effectiveness of computers, consumer electronics, communications systems and networking products. Rambus has multiple chip-connection technologies. Rambus technology is used in Dynamic Random Access Memory ("DRAM") devices and memory controller ICs which connect to DRAM devices. The Rambus DRAM memory device ("RDRAM") and memory controller ICs which connect to the RDRAM memory device use Rambus technology and comply to a system specification designed, developed and issued by the Company. The Company's patents and intellectual property are also used in SDRAM-compatible memory devices and DDR-compatible memory devices. The Company's RaSer/TM/ serial link technology enables semiconductor companies to use familiar, widely available design tools and conventional techniques in integrating the RaSer serial link application specification integrated circuit (ASIC) cells into their logic designs for use in high speed communications and networking applications. Rambus' newest chip-connection technology, Yellowstone, with high-speed data transfer rates, enables solutions satisfying various high-bandwidth market requirements.

   Rambus licenses semiconductor and systems companies to manufacture and sell memory, memory controllers and other semiconductors incorporating Rambus chip-connection technology, and markets its solutions to systems companies to encourage them to design the Rambus technology into their products. The Company's chip-connection technology increases the data transfer rate, or bandwidth, allowing semiconductor memory devices to keep pace with faster generations of processors and controllers and thus supports the accelerating data transfer requirements of multimedia and other high-bandwidth applications.

Background

   The performance of a computer or other electronic system is typically constrained by the speed of its slowest element. In the past, that element was the logic integrated circuit (IC) that controlled the system's specific functions and performed calculations--the microprocessor. In recent years, however, new generations of microprocessors and controllers have become substantially faster and more powerful, and, increasingly, the bottleneck in system performance was the rate at which data could move from one chip to another.

   Since 1980, the typical operating frequency of mainstream microprocessors increased from 5 MHz (million cycles per second) to 2 GHz (billion cycles per second). For several years, the typical operating frequency of a standard DRAM did not keep pace with the microprocessor frequencies. The initial application of Rambus technology was to ensure that the chip connection to memory did not limit overall system performance.

   While microprocessors underwent both manufacturing and architectural improvements, significant innovations for DRAM generally only occurred in the manufacturing area. DRAM manufacturers were successful in increasing DRAM "density," or storage capacity, from roughly 1 Kbit (thousand bits) to 256
Mbits (million bits) per chip for standard production devices, thereby reducing the number of DRAM devices required for a given amount of memory. However, corresponding architectural improvements necessary to increase DRAM data transfer rates to keep pace with increasing microprocessor speeds did not occur.

Rambus Technology

   Rambus initially created a chip-connection architecture, which increased transfer rates by transferring data through a simplified bus at significantly higher frequencies than permitted by conventional technologies. The Company has made ongoing innovations in high-speed chip connections since its founding.

   The RDRAM memory interface chip-connection technology allows data transfers of up to 1.6 gigabytes per second between memory controllers and RDRAM memory devices by transferring data at a frequency of 800 MHz over a two-byte wide bus. System performance can be further enhanced by increasing the number of RDRAM memory interface channels on a memory controller IC. For example, a memory controller IC incorporating Rambus technology can utilize four channels to achieve data transfer rates of up to 6.4 gigabytes per second. In 2001, Rambus and its partners announced an evolutionary roadmap for RDRAM memory devices that will allow data to transfer up to 9.6 gigabytes per second for a single memory module within the next few years. This increase in performance is accomplished by increasing the speed of the RDRAM memory devices to 1200 MHz and the width of the memory modules to 64 bits (8 bytes) in evolutionary steps.

   The Company recently announced its newest chip connection technology. Yellowstone was announced with data transfer rates of 3.2 GHz with plans to go to 6.4 GHz. Yellowstone achieves this speed by transferring 8 bits per clock cycle using Octal Data Rate (ODR) technology, and by using very low voltage bi-directional signaling. Yellowstone's flexible architecture enables customized memory solutions to satisfy various market needs over the next decade, such as consumer, graphics, personal computer (PC) desktop, workstation, server and mobile applications.

   Rambus technology can be used to address a wide variety of chip-connection data transfer requirements. The Company has announced its first non memory-based technology, a serial link cell called the RaSer cell.

Existing RaSer serial links provide a 1.25 and 3.2 gigabit per second data connection for use in high-speed chip connections. Typical applications for this technology are backplanes in high-speed network routers and switches, Serial Advanced Technology Attachment (ATA), Infiniband, Fibre Channel and 3GIO products. The Company recently announced plans to develop RaSer serial links that operate at 5 and 10 gigabits per second.

Target Markets and Applications

   To date, the major markets for the Company's technology have been in the consumer, computer and communications segments. In the consumer area, the principal application has been for home video game consoles. An earlier generation of the RDRAM memory interface technology is in the Nintendo64 video game console, and current RDRAM technology is used in the newest version of the Sony video game system known as PlayStation 2. Other consumer applications for the Company's technology include digital televisions and set-top boxes.

   In the computer market, RDRAM memory interface technology is used to provide a high memory bandwidth connection to Intel Pentium IV processors. The connections are provided via RDRAM memory controllers, which are a portion of chipsets developed by Intel. One of these chipsets, designed for use in the PC workstation market, has become the preferred chipset for performance desktop PCs, and RDRAM technology is now fully established in this segment. RDRAM technology has not yet penetrated the main PC market to the same extent as in the PC workstation market because RDRAM memory device prices remain higher than standard memory, and price remains more important than performance in the main PC market.

   Communications products are another important application for Rambus memory interface and RaSer serial link technologies. RDRAM and RaSer technologies have been specified in several network switch and router products. In addition RaSer technology is valuable in a wide range of applications including Fibre Channel, Serial ATA, Infiniband and 3GIO products.

Rambus Business Model and Strategy

   In order to establish Rambus chip-connection technology as an industry standard, the Company has adopted an innovative business model in which it neither manufactures nor sells semiconductors incorporating the Company's technology. The Company licenses its technology on a nonexclusive and worldwide basis to semiconductor companies which manufacture and sell products that incorporate Rambus technology. The Company offers several types of licenses. For technology which is fully compatible with the RDRAM standard ("RDRAM licenses"), Rambus licenses semiconductor manufacturers to manufacture and sell RDRAM memory devices and logic ICs containing RDRAM ASIC cells ("RDRAM controllers") to systems companies that have adopted RDRAM technology. Systems companies are not required to obtain an RDRAM license to incorporate RDRAM memory devices and controllers into their products. However, an important part of the Company's strategy is to maintain close ties to these systems companies in order to encourage the adoption of Rambus technology.

   In the case of RDRAM licenses, the Rambus business model and strategy are designed to:

  .  promote RDRAM technology as an industry standard;

  .  work with leading systems companies in the highest potential markets;

  .  provide systems companies with multiple sources for RDRAM devices;

  .  share research and development efforts with licensees;

  .  maintain technology leadership;

  .  pursue a system-level approach; and

  .  generate revenue through a combination of contract fees and royalties.

   Rambus also licenses companies to use Rambus patents in synchronous DRAM ("SDRAM") and double data-rate ("DDR") memory devices and logic ICs which control such memory. In the case of these "SDRAM-compatible licenses" and "DDR-compatible licenses," the Rambus business model and strategy are designed to recover the return on investment in R&D and patents through the generation of license fees and royalties.

   The final area in which Rambus is licensing technology is for the RaSer serial link cells. This new area has resulted in licensees building networking, Serial ATA, Infiniband and Fibre Channel products.

   Rambus provides licenses to both DRAM manufacturers and logic IC manufacturers. Royalties, which are generally a percentage of the revenues received by licensees on their sales of licensed ICs, are normally payable by a Rambus licensee on sales occurring during the life of the Rambus patents being licensed in the case of RDRAM licenses, and over a five-year contract life in the case of SDRAM-compatible and DDR-compatible licenses. For a typical systems application using Rambus technology, the Company receives royalties from the sale of both licensed logic ICs and DRAM as they are shipped by Rambus licensees. Royalty rates range up to a maximum of approximately 2.5% for RDRAM memory devices and a maximum of approximately 5% for associated RDRAM logic ICs, and in some cases may decline based on the passage of time or on the total volume of RDRAM memory interface ICs shipped. In the case of SDRAM-compatible and DDR-compatible licenses, the royalty rates for SDRAM and associated controllers are generally less than the comparable RDRAM royalty rates, and for DDR and associated controllers the rates are generally higher. The exact rate and structure of a royalty arrangement with a particular licensee depends on a number of factors, including the amount of the license fee to be paid by the licensee and, in the case of RDRAM licenses, the marketing and engineering commitment made by the licensee. In the case of one license with Intel, royalties are a fixed amount per quarter for a period of five years, which grants Intel access to the complete Rambus patent portfolio. There is also one DRAM company that has a fixed royalty payment per quarter until there is a final resolution of pending litigation.

   For the RaSer serial link business, royalties are generally calculated on the volume of links produced by the licensees. The exact rate and structure of Rambus RaSer licenses vary based on a number of factors including volume and required customization.

Design and Manufacturing

   RDRAM technology has been developed to allow semiconductor companies to use familiar, widely available design tools and conventional techniques when designing their RDRAM chips. A new RDRAM licensee receives an implementation package from the Company which contains the information needed to develop a RDRAM memory interface in the IC licensee's manufacturing process. There are separate implementation packages for RDRAM memory devices and for Rambus ASIC cells (RACs). An implementation package includes a specification, a generalized circuit layout database for the particular version of the RDRAM memory device or RAC which the licensee intends to develop, test parameter software and, for RDRAM memory devices, a DRAM core interface specification. Many RDRAM licensees have contracted to have Rambus produce the specific implementation required to optimize the generalized circuit layout for the licensee's manufacturing process. In such cases, the licensee provides specific design rules and transistor models which Rambus designers use to integrate RDRAM memory devices or RAC circuits into the licensee's process. However, Rambus anticipates that as licensees become more familiar with the RDRAM technology, they will be able to do more of the implementation work without Rambus' assistance.

   Rambus has developed its RDRAM technology to be manufacturable using familiar, industry-standard CMOS semiconductor processes. For this reason the Company believes that the wafer fabrication yields of RDRAM memory devices and logic products containing RACs in mass-production volumes are consistent with those for similar products in the same manufacturing facility and in the same stage of production ramp. However, because of the extra Rambus interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAM memory devices than standard SDRAM for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard version. Also, RDRAM manufacturers are responsible for their own manufacturing processes and Rambus has no role in the manufacture of RDRAM memory devices. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to "shrink" or otherwise change a design to reduce the cost of the chips.

   RaSer serial link technology has also been developed to allow semiconductor companies to use familiar, widely available design tools and conventional techniques in integrating the RaSer cells into their overall logic designs. Rambus typically works with its customers for the initial implementation.

Research and Development

   The ability of the Company to compete in the future will be substantially dependent on its ability to advance its chip-connection technology in order to meet changing market needs. To this end, Company engineers are involved in developing new versions of the Rambus technology that will allow chip-to-chip data transfer at higher speeds as well as provide other improvements. The Company has announced the intention to enable a 1200 MHz and 64 bit bus version of its current RDRAM technology. Recently, Rambus announced its next generation of chip interfaces operating at 3.2 GHz to 6.4 GHz. In the RaSer business, Rambus has announced its intention to deliver 5 and 10 gigabit per second links. The Company has assembled a team of highly skilled engineers whose activities are focused on further development of Rambus chip-connection technology as well as adaptation of current technology to specific licensees' processes. Because of the complexity of these activities, the design and development process at Rambus is a multi-disciplinary effort requiring expertise in computer architecture, digital and analog circuit design and layout, DRAM and logic semiconductor process characteristics, packaging, printed circuit board (PCB) routing and high-speed testing techniques.

   As of September 30, 2001, Rambus had 113 employees in its engineering departments, representing 69% of the Company's total human resources. Approximately 63% of research and development employees have advanced technical degrees and 15% have PhDs. In fiscal 2001, 2000 and 1999, research and development expenses were approximately $18.2 million, $11.5 million and $8.1 million, respectively. In addition, because the Company's RDRAM and RaSer license agreements often call for engineering support by Rambus, a portion of the Company's total engineering costs has been allocated to cost of contract revenues, even though these engineering efforts have direct applicability to Rambus' technology development. The Company expects that it will continue to invest substantial funds in research and development activities. There can be no assurance that new versions of the Rambus chip-connection technology can be developed and introduced by the Company's licensees in a timely fashion or that such new technology will be accepted by the market. Moreover, the end markets for the Company's technology are subject to rapid technological change and there can be no assurance that as such markets change, the Company's chip-connection technology will remain current and suitable.

Competition

   The semiconductor industry is intensely competitive and has been characterized by:

  .  price erosion;

  .  rapid technological change;

  .  short product life cycles;

  .  cyclical market patterns; and

  .  increasing foreign and domestic competition.

   Most major DRAM manufacturers, including RDRAM licensees, produce higher-frequency versions of standard DRAM such as SDRAM and DDR that compete with RDRAM memory devices. These companies are much larger and have better access to financial, certain technical and other resources than Rambus.

   The Company believes that its success in establishing the RDRAM standard has been due in part to the systems approach it has taken to solving the application needs of companies in home video console, PC and other electronic systems businesses. However, the Company believes competitors have begun to take a similar approach. The Company believes that its principal competition will come from its RDRAM licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies. Some DRAM suppliers have been producing DDR, aimed at doubling the memory bandwidth from SDRAM without increasing the clock frequency. While Rambus has been successful in negotiating SDRAM-compatible licenses with some DRAM manufacturers that include the payment of royalties on DDR, other manufacturers have not agreed to a license and are in litigation with the Company. See "Legal Proceedings."

   A consortium including semiconductor and systems companies is thought to be developing an extension of DDR known as DDR-2, and another consortium is working on advanced DRAM technology ("ADT"). To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAM memory devices, or are perceived to require the payment of lower royalties, the Company's licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company's future competition will not have a material adverse effect on the Company's business, financial condition and results of operations. While the Company might determine that such alternative technologies, when and if developed, infringe the Company's patents, there can be no assurance that the Company would be able to negotiate agreements which would result in royalties paid to the Company without litigation, which could be costly and the result of which would be uncertain.

   In addition, certain semiconductor companies are now marketing ICs which combine logic and DRAM on the same chip. Such technology, called "embedded DRAM," eliminates the need for an external chip-connection interface. Embedded DRAM is well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAM will not increase in the future.

   The Company will face new competition in the RaSer serial link business. The initial competition is from semiconductor companies who sell discrete chips for use in various types of systems, as well as competitors who license competing serial link cells. The current Rambus business model for the RaSer serial link cell is to license technology rather than compete directly with discrete chip providers.

Patents and Intellectual Property Protection

   The Company has an active program to protect its proprietary technology through the filing of patents. At September 30, 2001, the Company held 126 United States patents on various aspects of its technology, with expiration dates ranging from 2010 to 2020 and had applications pending for an additional 160 United States patents. At September 30, 2001, the Company held 26 foreign patents and had 51 additional foreign patent applications pending in Europe and Asia. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. The Company also relies on trademarks and trade secret laws to protect its intellectual property.

   Rambus believes that it is important to develop and maintain a uniform RDRAM memory interface standard. The Company's RDRAM contracts generally prevent a licensee from using licensee-developed patented improvements related to Rambus technology to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of Rambus chip-connection technology.

Specifically, the contracts generally require licensees to grant to Rambus a royalty-free cross-license on patented licensee intellectual property related to the implementation of Rambus interface technology, which Rambus sublicenses to other licensees which have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

Risk Factors

   Current and Potential Litigation. As the Company has extended its licensing program to SDRAM-compatible and DDR-compatible products, it has increasingly become involved in litigation either instigated by the Company or by the potential licensee. As of September 30, 2001, the Company was in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, the Company has claimed infringement of its patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. While the Company's preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, there can be no assurance that such settlements will take place, that the Company will prevail if there is no settlement or that additional litigation will not result from future efforts by the Company to obtain additional SDRAM-compatible and DDR-compatible licenses. In addition, future litigation may be necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that the Company would prevail in any future litigation. Any such litigation, whether or not determined in the Company's favor or settled by the Company, is costly and could divert the efforts and attention of the Company's management and technical personnel from normal business operations, which would have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations or adverse interim results in litigation could result in, and/or have already resulted in, at least on an interim basis, the Company losing certain rights, including the loss of the right to sue others for violating the Company's proprietary rights, the Company being subjected to significant liabilities, the Company being required to seek licenses from third parties, the Company being prevented from licensing its technology, or the Company being required to renegotiate with current licensees on a temporary or permanent basis, any, or all, of which could have a material adverse effect on the Company's business, financial condition and results of operations.

   In any potential dispute involving the Company's patents or other intellectual property, the Company's licensees could also become the target of litigation. While the Company generally does not indemnify its licensees, some of its license agreements require the Company to provide technical support and information to a licensee which is involved in litigation involving use of Rambus technology. In addition, the Company is bound to indemnify certain licensees under the terms of certain RDRAM license agreements, and the Company may agree to indemnify others in the future. The Company's support and indemnification obligations could result in substantial expenses to the Company. In addition to the time and expense required for the Company to supply such support or indemnification to its licensees, a licensee's development, marketing and sales of ICs could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

   Unpredictable and Fluctuating Operating Results. Because many of the Company's revenue components fluctuate and are difficult to predict, and its expenses are largely independent of revenues in any particular period, it is difficult for the Company to accurately forecast revenues and profitability. Until the fourth quarter of FY 2000, contract revenues had represented the largest portion of the Company's revenues. The Company recognizes contract revenues ratably over the period during which post-contract customer support on RDRAM and RaSer licenses is expected to be provided. While this means that contract revenues from current licenses are generally predictable, changes can be introduced by a reevaluation by Company management of the length of the post-contract support period. The initial estimate of this period is subject to revision as the RDRAM and RaSer technology being developed under a contract nears production, and such revision will result in an increase or decrease to the quarterly revenue for that contract. In addition, accurate prediction of revenues from new licenses is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Contract revenues also include fees for engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict. Adding to the complexity of making accurate financial forecasts is the fact that certain expenses associated with a particular contract may not be incurred evenly over the contract period, whereas contract fees associated with that contract are recognized ratably over the period during which the post-contract customer support is expected to be provided.

   Royalties accounted for 90% of total revenues in the fourth quarter of fiscal 2001 and 81% of total revenues in the full fiscal year. The Company believes that royalties will represent the majority of total revenues in future periods. Increasing royalty revenues will add to the difficulty in making accurate financial forecasts. Such royalties are recognized in the quarter in which the Company receives a report from a licensee regarding the shipment of licensed ICs in the prior quarter, and are dependent upon fluctuating sales volumes and prices of chips containing Rambus technology, all of which are beyond the Company's ability to control or assess in advance. The Company believes that its continued success will be substantially dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of revenue under existing contracts, as well as the Company's ability to add new licensees and to license new generations of its technology to its existing licensees. Because a systems company can change its source of licensed ICs at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed ICs, could have a sudden and significant adverse effect on the Company's revenues.

   The Company's business is subject to a variety of additional risks which could materially adversely affect quarterly and annual operating results, including:

  .  market acceptance of the Company's technology;

  .  systems companies' acceptance of ICs produced by the Company's licensees;

  . semiconductor and systems companies' acceptance of RaSer serial link technology;

  . market acceptance of the products of systems companies which have adopted the Company's technology;

  . the loss of any strategic relationships with systems companies or licensees;

  . announcements or introductions of new technologies or products by the Company or the Company's competitors;

  . delays or problems in the introduction or performance of enhancements or of future generations of the Company's technology;

  . fluctuations in the market price and demand for DRAM and logic ICs into which the Company's technology has been incorporated;

  . competitive pressures resulting in lower contract revenues or royalty rates;

  . changes in the Company's and systems companies' development schedules and levels of expenditure on research and development;

  . personnel changes, particularly those involving engineering and technical personnel;

  .  costs associated with protecting the Company's intellectual property;

  . adverse developments in litigation, including current litigation with potential SDRAM and DDR licensees;

  . the potential that licensees could fail to make payments under their current contracts;

  .  changes in Company strategies;

  . foreign exchange rate fluctuations or other changes in the international business climate; and

  .  general economic trends and other factors.

   Extreme Volatility of Stock Price. The trading price of the Company's Common Stock has been subject to very wide fluctuations which may continue in the future in response to the following:

  .  quarterly variations in operating results;

  . progress or lack of progress in the development of RDRAM ICs by licensees or RDRAM-based products by systems companies;

  . signing or not signing new licensees, especially for SDRAM-compatible, DDR-compatible, RaSer and Yellowstone licenses;

  .  new litigation or developments in current litigation;

  . announcements of technological innovations or new products by the Company, its licensees or its competitors; and

  . developments with respect to patents or proprietary rights and other events or factors.

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

   Dependence upon Limited Number of Licensees. The Company neither manufactures nor sells devices containing its memory or serial link chip-connection technology. In general, the Company licenses its technology to semiconductor companies, which in turn manufacture and sell licensed ICs to systems companies which incorporate Rambus technology into their products. The Company's strategy to become an industry standard is dependent upon the Company's ability to make its technology widely available to systems companies through multiple semiconductor manufacturers, and there can be no assurance that the Company will be successful in maintaining its relationships with its current licensees or in entering into new relationships with additional licensees. In the case of RaSer serial links, semiconductor and systems companies may license directly from Rambus. The Company faces numerous risks in successfully obtaining RDRAM memory device and controller licensees on terms consistent with the Company's business model, including, among others:

  . the lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party;

  . persuading large semiconductor companies to work with, to rely for critical technology on, and to disclose proprietary manufacturing technology to, a smaller company such as Rambus;

  . persuading potential licensees to bear certain development costs associated with RDRAM technology and to make the necessary investment to successfully produce RDRAM memory devices and controllers; and

  .  successfully transferring technical know-how to licensees.

   To obtain new SDRAM-compatible and DDR-compatible licenses the Company may have to resort to litigation, in many cases against the same companies who are RDRAM memory device and controller licensees of the Company. In addition, there are a relatively limited number of larger semiconductor companies to which the Company could license its interface technology in a manner consistent with its business model. The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies.

   Dependence upon Systems Companies. Although sales of RDRAM ICs to systems companies which have adopted the Company's technology for their products are not made directly by the Company, such sales directly affect the amount of royalties from RDRAM memory devices and controllers received by the Company. Therefore, the Company's success is partially dependent upon the adoption of the Company's chip-connection technology by systems companies, particularly those which develop and market high-volume business and consumer products such as PCs and home video game consoles. The sales of RaSer serial link technology are directly impacted by the sales of systems using the technology regardless of whether the license is obtained directly or through a semiconductor company. The Company is subject to many risks beyond its control that influence the success or failure of a particular systems company, including, among others:

  .  competition faced by the systems company in its particular industry;

  .  market acceptance of the systems company's products;

  . the engineering, sales and marketing and management capabilities of the systems company;

  . technical challenges unrelated to Rambus technology faced by the systems company in developing its products; and

  .  the financial and other resources of the systems company.

   The process of persuading systems companies to adopt the Company's technology can be lengthy and, even if adopted, there can be no assurance that Rambus technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. Rambus must dedicate substantial resources to market to and support systems companies, in addition to supporting the sales, marketing and technical efforts of its licensees in promoting Rambus technology to systems companies. Even if a systems company develops a product based on Rambus technology, success in the market will depend in part on a supply of ICs from Rambus licensees in sufficient quantities and at commercially attractive prices. Because the Company does not control the business practices of its licensees, it has no ability to establish the prices at which the chips containing its technology are made available to systems companies or the degree to which its licensees promote Rambus technology to systems companies.

   No Assurance of Adoption of RDRAM Technology as an Industry Standard; Cost of RDRAM Technology. An important part of the Company's strategy for its RDRAM technology to become an industry standard is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting RDRAM technology. Should a high profile industry participant adopt RDRAM technology for one or more of its products but fail to achieve success with those products, other industry participants' perception of RDRAM technology could be adversely affected. Any such event could reduce future sales of RDRAM memory devices and controllers. Likewise, were a market leader to adopt and achieve success with a competing technology, the Company's reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging the Rambus solution adopted by their competitors. Failure of the Company's technology to be adopted as an industry standard would have a material adverse effect on the Company's business, financial condition and results of operations.

   One important requirement for the Company's RDRAM technology to be adopted as an industry standard is for any premium in the price and cost of RDRAM devices over alternatives to be reasonable in comparison to the perceived benefits of the technology. However, there can be no assurance that the price and cost premium for RDRAM memory over standard memory can be reduced sufficiently to allow the development of RDRAM as an industry standard. There can be no assurance that yields to the full 800 MHz or 1066 MHz specification will maintain satisfactory levels. In addition, because of the extra interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAM devices than standard SDRAM for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard SDRAM version. Also, RDRAM manufacturers are responsible for their own manufacturing processes, and Rambus has no role in the manufacture of RDRAM devices. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to "shrink" or otherwise change a design to reduce the cost of the chips.

   RDRAM devices use newer-generation chip-scale packaging ("CSP") and require high-speed testers for a portion of the test procedure. While the Company feels that testing costs for RDRAM devices in mass production volumes will be no greater than for current standard SDRAM, additional capital equipment is required and startup costs are incurred by the manufacturers producing RDRAM devices. In addition, for PC main memory applications, memory modules (called "RIMM(TM) modules"), connectors and clock chips must be produced by multiple vendors and available in volume. There is no assurance that such changes in the manufacturing processes and infrastructure of the DRAM industry can be accomplished at a sufficiently competitive price to allow the development of a mass market for RDRAM technology.

   Dependence upon PC Main Memory Market Segment and Intel. An important part of the Company's strategy is for its RDRAM technology to penetrate the market segment for PC main memory. To date, the only use of RDRAM technology in this market is via chipsets developed by Intel which allow RDRAM memory devices to connect to Pentium III and Pentium IV processors. There can be no assurance that the pricing of RDRAM memory devices will be reduced to a competitive level or that Intel chipsets and RDRAM technology will be successful in penetrating the market segment for PC main memory. Furthermore, Intel has in the past changed it's roadmap to eliminate certain products using RDRAM technology and there can be no assurance that Intel's emphasis or priorities will not further change in the future, resulting in less attention and fewer resources being devoted to developing chipsets supporting RDRAM. Intel could stop developing chipsets that support RDRAM technology. Also, there can be no assurance that Rambus and Intel will continue to be able to work together successfully over an extended period of time or that Intel will not continue to develop or adopt competing technologies in the future.

   Revenue Concentration. The Company is subject to revenue concentration risks at both the licensee and the systems company levels. In fiscal 2001, 2000, and 1999, revenues from the Company's top five licensees accounted for approximately 75%, 54% and 47% of the Company's revenues, respectively. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts and the volumes and prices at which the licensees have recently sold licensed ICs to systems companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future, although the Company anticipates that revenue will continue to be concentrated in a limited number of licensees.

   The royalties received by the Company are a function of the adoption of Rambus technology at the systems company level. Systems companies purchase semiconductors containing Rambus technology from Rambus licensees and, other than for RaSer technology, generally do not have a direct contractual relationship with the Company. The Company's licensees generally do not provide detail as to the identity or volume of licensed ICs purchased by particular systems companies. As a result, the Company faces difficulty in analyzing the extent to which its future revenues will be dependent upon particular systems companies. Systems companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of licensed ICs that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that the Company's licensees will receive from sales to these companies. There can be no assurance that a significant number of other systems companies will adopt the Company's technology or that the Company's dependence upon particular systems companies will decrease in the future.

   Reliance upon DRAM Market; Declines in DRAM Price and Unit Volume per System. In fiscal 2001, a majority of the Company's royalties was derived from the sale of DRAM. Royalties on DRAM are based on the volumes and prices of DRAM manufactured and sold by the Company's licensees. The royalties received by the Company, therefore, are influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices (ASPs) during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties received by the Company, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of the Company's RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices or in the Company's royalty rates will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be successful in maintaining or increasing its share of any market.

   Rapid Technological Change; Reliance on Fundamental Technology; Importance of Timely New Product Development. The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing evolutionary improvements. Since beginning operations in 1990, the Company has derived all of its revenue from its chip-connection technology and expects that this dependence on its fundamental technology will continue for the foreseeable future. Accordingly, broad acceptance of the Company's technology is critical to the Company's future success. The introduction or market acceptance of competing technology which renders the Company's chip-connection technology less desirable or obsolete would have a rapid and material adverse effect on the Company's business, results of operations and financial condition. The announcement of new products by the Company could cause licensees or systems companies to delay or defer entering into arrangements for the use of the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's operating results will depend to a significant extent on its ability to introduce enhancements and new generations of its chip-connection technologies which keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. The Company must continually devote significant engineering resources to addressing the ever-increasing need for memory bandwidth associated with increases in the speed of microprocessors and other controllers, as well as to serial link and signaling technologies. Technical innovations of the type that will be required for the Company to be successful are inherently complex and require long development cycles, and there can be no assurance that the Company's development efforts will ultimately be successful. In addition, these innovations must be completed before changes in the semiconductor industry have rendered them obsolete, must be available when systems companies require these innovations, and must be sufficiently compelling to cause semiconductor manufacturers to enter into licensing arrangements with Rambus for the new technologies. There can be no assurance that Rambus will be able to meet these requirements. Moreover, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that the Company will have the financial resources necessary to fund future development, that the Company's licensees will continue to share certain research and development costs with the Company as they have in the past, or that revenues from enhancements or new generations of the Company's technology, even if successfully developed, will exceed the costs of development.

   Competition. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Most major DRAM manufacturers, including RDRAM licensees, produce higher-frequency versions of standard DRAM such as SDRAM and DDR which compete with RDRAM devices. These companies are much larger and have better access to financial, certain technical and other resources than Rambus.

   The Company believes that its principal competition for memory interfaces may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies and are beginning to take a systems approach similar to the Company's in solving the application needs of systems companies. Most DRAM suppliers have been producing DDR, aimed at doubling the memory bandwidth from SDRAM without increasing the clock frequency. While Rambus has been successful in negotiating SDRAM-compatible and DDR-compatible licenses with some DRAM manufacturers which include the payment of royalties on DDR, other manufacturers have not agreed to a license and are in litigation with the Company.

   A consortium including semiconductor and systems companies is thought to be developing an extension of DDR known as DDR-2 and another consortium is working on advanced DRAM technology ("ADT").

To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAM devices, or are perceived to require the payment of lower royalties, the Company's licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company's future competition will not have a material adverse effect on the Company's business, results of operations and financial condition. While the Company might determine that such alternative technologies, when and if developed, infringe the Company's patents, there can be no assurance that the Company would be able to negotiate agreements which would result in royalties paid to the Company without litigation, which could be costly and the result of which would be uncertain.

   In addition, certain semiconductor companies are now marketing ICs which combine logic and DRAM on the same chip. Such technology, called "embedded DRAM," eliminates the need for an external interface to memory. Embedded DRAM is well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAM will not increase in the future.

   The Company believes that competition for RaSer technology will come from systems companies, semiconductor companies and other licensors of serial links. At the 10 gigabit per second speed, competition will also come from optical technology sold by systems and semiconductor companies.

   Limited Protection of Intellectual Property. While the Company has an active program to protect its proprietary technology through the filing of patents, there can be no assurance that the Company's pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect the Company's intellectual property or will not be challenged by third parties, that the Company will be successful in litigation relating to its patents, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company.

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

   Rambus believes that it is important to develop and maintain a uniform RDRAM memory interface standard. The Company's RDRAM contracts generally prevent a licensee from using licensee-developed patented improvements related to Rambus technology to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of Rambus chip-connection technology. Specifically, the contracts generally require licensees to grant to Rambus a royalty-free cross-license on patented licensee intellectual property related to the implementation of Rambus interface technology, which Rambus sublicenses to other licensees that have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

   Risks Associated with International Licenses. In fiscal 2001, 2000 and 1999, international revenues constituted approximately 81%, 82% and 60% of the Company's total revenues, respectively. For additional information concerning international revenues, see Note 12 in the Notes to Consolidated Financial Statements on page 48. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees have to date been denominated in United States dollars. However, to the extent that such licensees' sales to systems companies are not denominated in United States dollars, any royalties that the Company receives as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed ICs sold by the Company's foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed ICs could fall, which in turn would reduce the Company's royalties. The Company does not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of the Company's licensees are subject to a variety of risks, including:

  .  tariffs, import restrictions and other trade barriers;

  .  changes in regulatory requirements;

  .  longer accounts receivable payment cycles;

  .  adverse tax consequences;

  .  export license requirements;

  .  foreign government regulation;

  .  political and economic instability; and

  .  changes in diplomatic and trade relationships.

   In particular, the laws of certain countries in which the Company currently licenses or may in the future license its technology require significant withholding taxes on payments for intellectual property, which the Company may not be able to offset fully against its United States tax obligations. The Company is subject to the further risk that tax authorities in those countries may re-characterize certain engineering fees as license fees, which could result in increased tax withholdings and penalties. The Company's licensees are subject to many of the risks described above with respect to systems companies which are located in different countries, particularly video game console and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with international licenses of the Company's technology will not have a direct or indirect material adverse effect on the Company's business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which the Company's technology is, or may in the future be, licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property.

   Dependence on Key Personnel. The Company's success depends to a significant extent on its ability to identify, attract, motivate and retain qualified technical, sales, marketing, finance and executive personnel. Because the future success of the Company is dependent upon its ability to continue to enhance and introduce new generations of its technology, the Company is particularly dependent upon its ability to identify, attract, motivate and retain qualified engineers with the requisite educational background and industry experience. Competition for qualified engineers, particularly those with significant industry experience, is intense. The Company is also dependent upon its senior management personnel, most of whom have worked together at the Company for several years. The loss of the services of any of the senior management personnel or a significant number of the Company's engineers could be disruptive to the Company's development efforts or business relationships and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally does not enter into employment contracts with its employees and does not maintain key person life insurance.

   Management of Expanded Operations. The Company is not experienced in managing rapid growth. The Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company's limited managerial, financial, engineering and other resources. The Company's RaSer and RDRAM licensees and systems companies rely heavily on the Company's technological expertise in designing, testing and manufacturing products incorporating the Company's interface technologies. In addition, relationships with new RaSer and RDRAM licensees or systems companies generally require significant engineering support. As a result, any increases in adoption of the Company's technology will increase the strain on the Company's resources, particularly the Company's engineers. Any delays or difficulties in the Company's research and development process caused by these factors or others could make it difficult for the Company to develop future generations of its interface technology and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and could adversely affect the efficiency of the Company's research and development process. The rate of the Company's future expansion, if any, in combination with the complexity of the technology involved in the Company's licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting the operational needs of the Company as well as the needs of the licensees and systems companies. Additionally, the Company may be required to reorganize its managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect on the Company resulting from a lack of effective management in any of these areas will be magnified. Inability to manage the expansion of the Company's business would have a material adverse effect on its business, financial condition and results of operations.

Item 2. Properties

   Early in the second fiscal quarter of 2001, the Company moved all of its U.S. operations, including its engineering, marketing, and administrative functions into a newly constructed building in Los Altos, California. The Company currently leases this 96,000 square foot building, and the lease has an initial term of ten years, with options to extend the term for two periods of five years each. The Company also leases approximately 31,000 square feet in one building in Mountain View, California, which formerly housed its U.S. engineering, marketing and administrative operations. The principal lease expires in 2005, with an option to extend the lease for an additional five years. With the move of the Company's U.S. operations to the new facility in Los Altos in the second fiscal quarter of 2001, the Company subsequently subleased the Mountain View facility. The sublease expires in 2005, although there can be no assurance that the sub-tenant will continue to fulfill the terms of the current agreement. The Company also leases space in Tokyo, Japan, and Taipei, Taiwan, for offices which provide sales and technical support to systems companies in Japan and Taiwan. The Company believes that its current facilities are adequate to support any current growth expectations.

Item 3. Legal Proceedings

   On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia (the "Virginia court") against Infineon Technologies AG ("Infineon") and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with the Company's participation in an industry standards-setting group known as JEDEC where the Company is alleged not to have disclosed certain of its then-pending patents ("JEDEC related claims"). The Infineon counterclaims seek compensatory and punitive damages, attorneys' fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon's U.S. patents.

   Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon's motion to dismiss Rambus' patent infringement case and granted Rambus' motion to dismiss Infineon's breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR standard setting. The actual fraud verdict with respect to DDR standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys' fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction, largely in accord with its previous rulings, prohibiting the Company from filing additional patent infringement actions in the U.S., under certain of the Company's U.S. patents, against Infineon with regard to JEDEC-compliant SDRAM and DDR devices.

   The Company has appealed numerous liability rulings by the Virginia court with respect to infringement and the JEDEC-related claims with respect to SDRAM standard setting. Infineon has also cross-appealed setting aside of the verdict with respect to DDR standard setting. These appeals, which will be heard by the Court of Appeals for the Federal Circuit (CAFC), have been consolidated (CAFC Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641). The Company filed its opening brief on November 2, 2001. The Company has also filed a subsequent appeal with respect to the permanent injunction ruling.

   On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the "Mannheim court") against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an "order for evidence" requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus' infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, after the expert delivers an opinion, the court will then determine whether Infineon products infringe Rambus' patent. In the meantime, the validity of the same Rambus European patent is being reviewed by the European Patent Office.

   On August 28, 2000, Micron Technology, Inc. ("Micron") filed suit against the Company in the U.S. District Court in Delaware (USDC Delaware Civil Action
No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Micron's suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys' fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron's claims and asserts infringement by Micron of the eight U.S. patents. Some discovery is still ongoing in the Delaware action. Both sides have filed a number of potentially dispositive motions for summary judgment on which the Delaware court has not yet ruled. The judge has postponed trial on a number of the issues until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Issues, if any, that are to be tried before the outcome of the appeal is known are tentatively scheduled for a trial in the second calendar quarter of 2002.

   In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and, in the case of the Italian action, mask sets from Micron facilities. The Micron German suit is, like the Infineon German suit, in the Mannheim court, which is currently expected to issue an "order for evidence" on December 7, 2001, which the Company believes will ultimately result in the appointment of an expert. The French suit is in an early phase. The British suit has been temporarily stayed pending a determination by the European Patent Office on validity. In the Italian case, on December 21, 2000, the items seized were ordered returned based on jurisdictional grounds. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the "Monza court") issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron's SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court, after considering the expert's report, declined to grant Rambus a preliminary injunction. Rambus appealed the Monza court's ruling, and on July 18, 2001, the Appeals Court rejected the appeal based on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent will now continue in the District Court of Milan.

   In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European Patent against the Company in the District Court of Avezzano, Italy. In response, the Company asserted infringement of the second European Patent in Milan, Italy. Further, the Company filed suit against Micron in Germany and Italy for infringement of a third European patent. The German suit for infringement of the third European patent is pending in the Mannheim court, while the Italian suit on this third European patent has been stayed.

   On August 29, 2000, Hyundai Electronics Industries Co., Ltd. ("Hyundai") and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern

District of California Case No.: 00-20905 PVT). Since filing suit, Hyundai has changed its name to "Hynix Semiconductor Inc." ("Hynix"). The suit asserts breach of contract in connection with the Company's participation in JEDEC and seeks a declaratory judgment that 11 Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys' fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hynix's claims and asserts infringement of 11 U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix and, as a result, dismissed most of the Company's claims of patent infringement against Hynix. In doing so, the California court declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of the Company's pending appeal in the Infineon case, and the California court has suggested it will stay the remaining issues in the Hynix case pending the outcome of the appeal.

   In September 2000, the Company filed suit against Hynix in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. A hearing is scheduled on December 7, 2001, in the German suit. The French suit is in an early phase. The British suit has been temporarily stayed.

   On August 10, 2001, following the trial results in the Infineon case, Rambus Inc. was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California. Toiv v. Rambus, et al., C01-CV-3112 (Chesney, J.). That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning the Company's involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California. On November 16, 2001, a lead plaintiff was appointed and the various cases will be consolidated and a consolidated amended complaint will be filed. The Company intends to defend itself in this action.

   On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. The Company is a nominal defendant and the Company's directors are defendants. Additional similar actions were filed and were consolidated. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused the Company to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. The Company intends to file a motion to dismiss the complaint.

   Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901, Taylor v. Tate, et al., No. CV 801266, and Bonds v. Davidow et al., CV No. 802086, CV. No. 802086. The Complaints assert claims for breaches of fiduciary duty and violation of California's proscription against insider trading. On November 15, 2001, the Court granted defendants' motion to stay the Vista 2000 and Taylor cases in deference to the Delaware actions described above. Defendants' have filed a similar motion to stay the Bonds case.

   The Company has been in communication with the Federal Trade Commission
(FTC) regarding its investigation of several standards-setting processes, including Rambus' involvement in JEDEC. To the Company's knowledge, there has been no decision by the FTC to move forward with any legal or other action relating to these matters.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock is listed on the Nasdaq Stock Market under the symbol "RMBS." The quarterly high and low prices as reported by Nasdaq are included in the table "Consolidated Supplementary Financial Data" on page 52 of this report on Form 10-K.

   As of October 31, 2001, there were 747 holders of record of the Company's Common Stock. Because many of the shares of the Company's Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never paid or declared any cash dividends on its Common Stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

   Net income (loss) per share calculations have been retroactively restated to reflect a four-for-one split of Rambus' Common Stock effective June 15, 2000. For a discussion of factors that could cause the information set forth below to be not indicative of the Company's future financial condition or results of operations, see "Risk Factors," beginning on page 7.

                                                            Year Ended September 30,
                                                  ---------------------------------------------
                                                    2001     2000       1999     1998    1997
                                                  -------- ---------  -------- -------- -------
                                                      (in thousands except per share data)
Operations:
Total revenues................................... $117,160 $  72,311  $ 43,370 $ 37,864 $26,015
Operating income (loss)..........................   40,715  (143,508)    9,499    7,967   1,954
Net income (loss)................................   31,271  (106,127)    8,718    6,788   1,981
Net income (loss) per share-diluted.............. $   0.29 $   (1.10) $   0.09 $   0.07 $  0.02

Financial Position (at year end):
Total assets..................................... $237,790 $ 219,631  $115,773 $110,987 $87,878
Total debt (capital lease obligations)...........       --        --        --      130     512
Stockholders' equity.............................  191,357   162,322    61,564   41,792  26,661

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion contains forward-looking statements, including, without limitation, the Company's expectations regarding revenues, expenses and results of operations. The Company's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and below. The Company assumes no obligation to update the forward-looking statements or such factors.

Overview

   Since its founding in 1990, Rambus has been engaged in the development of high-speed chip-connection technology. The Company neither manufactures nor sells semiconductors but, rather, licenses its technology, patents and other intellectual property on a nonexclusive and worldwide basis to semiconductor companies which manufacture memory and logic ICs incorporating Rambus memory interface technology. These RDRAM ICs are sold to systems companies to enhance the performance and cost-effectiveness of consumer electronics, computer systems and other electronic systems. The Company also licenses its RaSer serial link technology to semiconductor companies for use in high-speed communications and networking applications.

   Revenues. The Company generates revenues from four types of agreements with semiconductor companies. The first type of agreement, for technology which is fully compatible with the RDRAM standard ("RDRAM licenses"), allows semiconductor manufacturers to manufacture and sell RDRAM memory devices and logic ICs containing an interface to the RDRAM devices. The second type of agreement covers the use of Rambus patents and other intellectual property in synchronous DRAM ("SDRAM") and double data-rate ("DDR") memory devices and logic ICs which control such memory. The third type of agreement is for the RaSer serial link ASIC cell that licensees integrate into their logic ICs. The fourth type of agreement is one with Intel for five years of quarterly payments, which grants Intel access to Rambus' complete patent portfolio.

   Revenues from RDRAM and RaSer serial link agreements consist of contract fees and royalties. Contract fees from RDRAM and RaSer agreements are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties, and represented approximately 19% of the Company's total revenues in fiscal 2001, 55% in 2000, and 82% in 1999. The Company's RDRAM and RaSer agreements generally require a licensee to pay a contract fee to Rambus typically ranging from a few hundred thousand dollars for a narrow license covering a single logic product to millions of dollars for a license with broad coverage of Rambus technology. Part of these fees may be due upon the achievement of certain milestones, such as the provision of certain deliverables by Rambus or production of chips by the licensee. All contract fees are nonrefundable.

   Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties from RDRAM and RaSer serial link licenses are bundled together as contract fees because the Company generally does not provide or price these components separately. These contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over revenue recognized is shown on the Company's balance sheet as deferred revenue.

   SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees which include compensation for use of Rambus patents from the time the Company notifies the licensee of potential infringement. Accordingly, Rambus classifies these fees as royalty revenues that are recognized ratably over the five-year contract period. The excess of payments received over royalty revenue recognized is shown on the Company's balance sheet as deferred revenue. As of September 30, 2001, the Company's deferred revenue from RDRAM, SDRAM-compatible and DDR-compatible licenses was $38.5 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

   Royalties, which are generally a percentage of the revenues received by licensees on their sales of licensed ICs, are normally payable quarterly by a Rambus licensee on sales occurring during the life of the Rambus patents being licensed in the case of RDRAM licenses, and over a five year contract period in the case of SDRAM-compatible and DDR-compatible licenses. Rambus recognizes royalties from a licensee in the quarter in which it receives the report detailing shipments of the ICs by such licensee in the prior quarter. For a typical systems application using Rambus technology, the Company receives royalties from the sale of both licensed logic ICs and DRAM devices as they are shipped by Rambus licensees. Royalty rates range up to a maximum of approximately 2.5% for RDRAM memory devices and a maximum of approximately 5% for associated RDRAM controllers, and in some cases may decline based on the passage of time or on the total volume of RDRAM memory interface ICs shipped. The royalty rates for SDRAM and associated controllers are generally less than the comparable RDRAM royalty rates, and for DDR and associated controllers the rates are generally higher. The exact rate and structure of a royalty arrangement with a particular licensee depend on a number of factors, including the amount of the license fee to be paid by the licensee and, in the case of RDRAM memory device and controller licenses, the marketing and engineering commitment made by the licensee. Royalties for the RaSer serial link technology are generally calculated on the volume of links produced by the licensee. The exact rate and structure for RaSer serial link royalties vary based on a number of factors including volume and required customization. Royalties for the Intel license are a fixed amount per quarter for five years from the date of the contract signed in September 2001. There is also one DRAM company that has a fixed royalty payment per quarter until there is a final resolution of pending litigation.

   Because all of the Company's revenues are derived from its relatively small number of licensees, the Company's revenues tend to be highly concentrated. In fiscal 2001, revenues from the Company's top five licensees, Hitachi, Intel, NEC, Samsung and Toshiba, each accounted for greater than 10% of the Company's total revenues. In fiscal 2000, revenues from the Company's top three licensees, NEC, Samsung and Toshiba, each accounted for greater than 10% of the Company's total revenues. In fiscal 1999, revenues from the Company's top three licensees, Intel, NEC and Texas Instruments, each accounted for greater than 10% of the Company's total revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell licensed ICs to systems companies in any given period.

   The royalties received by the Company are also partially a function of the adoption of Rambus technology by systems companies and the acceptance of the systems companies' products by end users. The Company generally does not have a direct contractual relationship with systems companies, and the royalty reports submitted by the Company's licensees generally do not disclose the identity of, or unit volume of, licensed ICs purchased by particular systems companies. As a result, it is difficult for the Company to predict the extent to which its future revenues will be dependent upon particular systems companies.

   In fiscal 2001, 2000, and 1999, international revenues constituted 81%, 82% and 60% of the Company's total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

   Expenses. Since the Company's inception in 1990, its engineering costs (which consist of cost of contract revenues and research and development expenses) and marketing, general and administrative expenses, including legal costs, have continually increased as the Company has added personnel and ramped up its activities in these areas. Engineering costs and marketing, general and administrative expenses generally have decreased as a percentage of revenues since the Company's inception due to the relatively rapid revenue base expansion which the Company experienced as it began entering into license agreements. The Company intends to continue making significant expenditures associated with engineering, marketing, general and administration, and expects that these costs and expenses will continue to be a significant percentage of revenues in future periods. Whether such expenses increase or decrease as a percentage of revenues will be substantially dependent upon the rate at which the Company's revenues change.

   Engineering costs are allocated between cost of contract revenues and research and development expenses. Cost of contract revenues is determined based on the portion of engineering costs which have been incurred during the period for the adaptation of Rambus chip connection technology for specific RDRAM and RaSer licensee processes. The balance of engineering costs, incurred for general development of Rambus technology, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of development and implementation cycles. As a generation of technology matures from the development stage through implementation, the majority of engineering costs shift from research and development expenses to cost of contract revenues. Engineering costs are recognized as incurred and do not correspond to the recognition of revenues under the related contracts.

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

   Taxes. The Company reports certain items of income and expense for financial reporting purposes in different years than they are reported in the tax return. Specifically, the Company reports contract fees and royalties when received for tax purposes, as required by tax law. For financial reporting purposes, the Company records revenues from RDRAM and RaSer contract fees over the period post-contract customer support is expected to be provided and from SDRAM-compatible and DDR-compatible license fees over the five-year contract period and records royalty revenues upon notification from licensees. Thus, the Company recognizes revenue earlier for tax than for financial reporting purposes. Accordingly, the Company's net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes.

Results of Operations

   The following table sets forth, for the fiscal years indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                       2001    2000    1999
                                                       -----  ------   -----
Revenues:
   Contract revenues..................................  18.6%   54.9 %  81.5%
   Royalties..........................................  81.4    45.1    18.5
                                                       -----  ------   -----
       Total revenues................................. 100.0%  100.0 % 100.0%
                                                       =====  ======   =====
Costs and expenses:
   Cost of contract revenues..........................   8.4    16.7    28.2
   Research and development...........................  15.5    15.9    18.7
   Marketing, general and administrative..............  41.3    29.2    31.2
   Employee stock-related compensation expense........    --   236.6      --
                                                       -----  ------   -----
       Total costs and expenses.......................  65.2   298.4    78.1
                                                       -----  ------   -----
Operating income (loss)...............................  34.8  (198.4)   21.9
Interest and other income, net........................   7.6     6.5    10.0
                                                       -----  ------   -----
Income (loss) before income taxes.....................  42.4  (191.9)   31.9
Provision for (benefit from) income taxes.............  15.7   (45.1)   11.8
                                                       -----  ------   -----
Net income (loss).....................................  26.7% (146.8)%  20.1%
                                                       =====  ======   =====

   Revenues. Revenues were $117.2 million, $72.3 million and $43.4 million in fiscal 2001, 2000 and 1999, respectively. Contract revenues decreased 45% to $21.8 million in fiscal 2001. The decrease in contract revenues in fiscal 2001 is due largely to the expiration of revenue recognition periods for several RDRAM contracts. This decrease was partially offset by the recognition of $4.3 million of remaining deferred revenue on contracts for which all remaining obligations were terminated by mutual consent of the Company and the Company's licensees. Such terminations result in the cancellation of all RDRAM development obligations by both parties. Since all license and engineering payments already received are non-refundable, the balance of deferred revenue on these contracts was recognized in the period of cancellation. Contract revenues increased 12.2% to $39.7 million in fiscal 2000 and increased 23.1% to $35.4 million in fiscal 1999. The majority of the increase in contract revenues in fiscal 2000 represents recognition of the remaining revenue on contracts for which all remaining obligations were terminated by mutual consent due to the licensees' withdrawal from the commodity DRAM market. The deferred revenue balance of approximately $8.1 million on these contracts was recognized upon termination in fiscal 2000. Also contributing to the revenue increase in fiscal 2000 was a change in management's estimate of certain contract revenue recognition periods, which occurred in the fourth quarter of fiscal 1999. Such periods are initially estimated based upon management's judgment of the time over which the Company has an obligation to support its RDRAM licensees. As the current generation of RDRAM ICs went into production late in fiscal 1999, a more accurate estimate of the remaining support period could be made. To the extent the new estimated periods were less than the original estimates, the amount of deferred revenue recognized in fiscal 2000 was greater than in the comparable periods of prior years. In fiscal 2000, this increase was partially offset by the ending of revenue recognition on contracts for which the contract periods had expired.

   The Company anticipates continuing to book additional contracts, especially contracts with existing licensees for newer versions of Rambus technology. However, the Company anticipates that contract revenues will decline over time as the value of contracts for which the revenue recognition periods have expired exceeds the value of new contracts. The Company's past success in signing licensees has reduced the number of potential new licensees, which also contributes to the anticipated decline in contract revenues.

   In fiscal 2001, royalties increased 192% to $95.4 million, or 81.4% of total revenues. Royalties in fiscal 2001 included increased royalties for the first of the Company's two royalty sources, namely licensees' shipments of RDRAM memory devices and memory controllers that connect to RDRAM memory devices, because wider acceptance increased RDRAM device market share and strengthened the shipment ramp into the desktop PC workstation, digital television (TV) and Sony PlayStation2 markets. As of the end of fiscal 2001, more than 300 computers, game consoles, TVs and other electronic systems worldwide were using RDRAM memory devices and controllers. Average selling prices (ASPs) for RDRAM memory devices continued to decline in fiscal 2001 due to competitive pressures and as the Company worked closely with RDRAM licensees to reduce costs. In fiscal 2001, these ASP declines were more than offset by increasing unit volumes, which resulted in higher royalties from RDRAM ICs. In the case of RDRAM ICs, the Company believes that declining ASPs are to the Company's advantage as RDRAM memory devices continue to gain market share. The second of the Company's two royalty sources in fiscal 2001 was royalties from licensees for the use of Rambus patents and intellectual property in SDRAM, DDR and logic products which directly control these memories. ASPs for SDRAM-compatible ICs continued to decline in fiscal 2001. In the absence of increasing unit volumes or additional licensees, royalties from this source will likely decrease in future periods. Because of a slower than expected adoption of DDR during fiscal 2001, the decline in SDRAM royalties was not offset by increased DDR royalties. In addition, in the third quarter of fiscal 2001, due to the rapid decline in DRAM ASPs and due to adverse interim results in litigation, the Company had discussions with one major SDRAM licensee and agreed to a reduced but fixed royalty amount on memory for at least four quarters, including the fourth fiscal quarter of 2001. The Company believes the long-term impact of that agreement remains unchanged as, after the fourth quarter of the agreement, with a favorable legal outcome, the royalty payments return to the original agreement level. In fiscal 2000, royalties increased 307% to $32.6 million, or 45.1% of total revenues. The first contract revenue for RaSer serial link technology was recognized in fiscal 2001. Fiscal 2000 revenues include increased royalties from licensees' shipments of RDRAM memory devices and controllers, as well as the first ever royalties from licensees for the use of Rambus intellectual property in SDRAM-compatible ICs.

   The Company anticipates that its potential to generate RDRAM royalties in fiscal 2002 will be largely dependent upon system sales by PC and workstation manufacturers and Sony. The markets addressed by systems companies using RDRAM memory devices and controllers, including those in the video game console and PC businesses, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of RDRAM memory devices and controllers that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating RDRAM memory devices and controllers into their products is contractually obligated to continue doing so. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period.

   Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, were $28.1 million, $23.6 million and $20.4 million in fiscal 2001, 2000 and 1999, respectively, which represented 23.9%, 32.6% and 46.9% of revenues in the same periods, respectively. The increase in engineering costs in fiscal 2001 was primarily attributable to higher operating costs of the new office facilities to which the Company relocated at the beginning of the second quarter of fiscal 2001, as well as to the addition of engineering personnel to support the Company's technology roadmap improvements. The increase in engineering costs in fiscal 2000 was primarily attributable to engineering personnel added to support the launch of RDRAM ICs into the PC main memory market and new initiatives in the communications market and chip-to-chip connections. The decrease as a percentage of revenues was primarily the result of the Company's growth in revenues.

   Cost of Contract Revenues. Cost of contract revenues were $9.9 million, $12.1 million and $12.2 million, which represented 8.4%, 16.7% and 28.2% of revenues, in fiscal 2001, 2000 and 1999, respectively. The decrease in the cost of contract revenues in fiscal 2001 and fiscal 2000 in absolute dollars, as a percentage of total revenues, and as a percentage of total engineering costs, is primarily due to the successful launch and ramp of RDRAM ICs into the PC main memory market resulting in a reduction in engineering support efforts, as well as to the effect of increasing royalty revenues. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of RDRAM ICs go through the normal development and implementation phases.

   Research and Development. Research and development expenses were $18.2 million, $11.5 million and $8.1 million, which represented 15.5%, 15.9% and 18.7% of revenues, in fiscal 2001, 2000 and 1999, respectively. Research and development expenses increased 58.3% in fiscal 2001 as compared to fiscal year 2000, and 41.6% in fiscal 2000 as compared to fiscal 1999, as the Company was able to shift engineering resources from support of the PC market ramp to development of technology roadmap improvements as well as new chip connection activities. However, research and development expenses decreased as a percentage of revenues in fiscal 2001 and fiscal 2000 due to the increase in the Company's revenues. Research and development expenses include approximately $904,000 and $802,000 of deferred compensation costs and goodwill amortization in fiscal 2001 and fiscal 2000, respectively, related to the Company's fiscal 2000 purchase of the intellectual property assets of a small company responsible for developing a Serializer/Deserializer (SerDes) serial link cell for network applications. The acquisition was accounted for as a purchase, which resulted in goodwill and deferred compensation costs that are being amortized over periods ranging from 2 to 5 years. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of ICs. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company's total revenues.

   Marketing, General and Administrative. Marketing, general and administrative expenses were $48.4 million, $21.1 million and $13.5 million, which represented 41.3%, 29.2% and 31.2% of revenues, in fiscal 2001, 2000 and 1999, respectively. The increase in fiscal 2001 in marketing, general and administrative expenses primarily represents increased litigation costs associated with the defense of the Company's intellectual property.

Litigation costs were $27.1 million in fiscal 2001 versus $3.8 million in fiscal year 2000. Trial delays in several of the pending cases as well as the number of simultaneous litigation activities -- many initiated by potential SDRAM and DDR licensees -- contributed to the significant increase in litigation expenses in fiscal 2001. In addition, at the beginning of fiscal 2001, the Company began to incur higher rent and other ongoing operating costs associated with relocating its corporate headquarters to a larger facility to accommodate anticipated long-term growth. The fiscal 2000 increase in absolute dollars was primarily due to the addition of administrative personnel and legal fees to support enforcement of the Company's patents and other intellectual property rights. The decrease in marketing, general and administrative expenses as a percentage of revenues in fiscal 2000 reflects the increased revenue base. The Company expects marketing, general and administrative expenses to vary in the future. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities, and as the Company continues to focus its resources upon protecting its intellectual property rights, marketing its technology and assisting systems companies with adapting this technology to new generations of products. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company's total revenues.

   Employee Stock-Related Compensation Expense. As discussed below in the section entitled "Contingent Warrants, Common Stock Equivalents, and Options," a $171.1 million employee stock-related compensation charge was taken in fiscal 2000 related to Common Stock Equivalents granted to the Company's Chief Executive Officer and President and options granted to the Company's employees.

   Interest and other Income, Net. Interest and other income, net consists primarily of interest income from the Company's cash investments. Interest and other income, net was $8.9 million, $4.7 million and $4.3 million, which represented 7.6%, 6.5% and 10.0% of revenues, in fiscal 2001, 2000 and 1999, respectively. The increase in absolute dollars in fiscal 2001 was due primarily to higher invested balances. In addition, beginning in the second fiscal quarter of 2001, interest and other income, net, includes net income recognized from the Company's sublease of its former office facilities in Mountain View, California. The Company expects cash investments to remain flat, and, with the decline in interest rates, interest and other income, net, will likely decline in future periods, particularly if the Company's sub-tenant does not continue to fulfill the terms of the current agreement.

   Provision for (Benefit from) Income Taxes. The Company recorded an income tax provision of $18.4 million in fiscal 2001, an income tax benefit of $32.7 million in fiscal 2000, and a provision for income taxes of $5.1 million in fiscal 1999. In the third quarter of fiscal 2001, the Company adjusted its fiscal 2001 year-to-date tax rate to 37% to more accurately reflect the Company's estimated tax liability. In the fourth quarter of fiscal 2000, the Company determined, based upon its continued and growing profitability, that it would more likely than not be able to utilize its deferred tax assets, and recorded a $38 million credit to income tax expense to reduce the valuation allowance against the deferred tax assets. For the 2000 and 1999, the estimated federal and state combined rate on income before income taxes was (23.5)% and 37%, respectively. The Company's effective tax rate differs from the statutory rate due to differences related to the timing of recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

   At September 30, 2001, the Company had gross deferred tax assets of approximately $55.8 million, primarily relating to the difference between tax and book treatment of employee stock-related compensation expenses and deferred revenue, and net operating losses. The deferred tax assets of approximately $49.8 million, net of the valuation allowance of $5.9 million, as of September 30, 2001, represents management's estimate of those tax assets which it believes will more likely than not (a probability of just over fifty percent) be realized. The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant.

Common Stock Split

   In March 2000, the Company's board of directors approved a four-for-one split of Rambus' Common Stock subject to stockholder approval of an increase in authorized Common Stock. On May 23, 2000, the Company's stockholders approved an increase in the Company's authorized shares of Common Stock to 500 million shares. The stock began trading on a split-adjusted basis on June 15, 2000. All references in this report on Form10-K to earnings per share, to the number of common shares, contingent warrants, Common Stock Equivalents, and options, and to the share price have been retroactively restated to reflect the Common Stock split and the increase in authorized Common Stock.

Contingent Warrants, Common Stock Equivalents, and Options

   In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technology. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of Common Stock of the Company at a purchase price of $2.50 per share (the "Intel warrant"). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets (the "Intel milestones"). In September 2001, this warrant was cancelled as part of contract negotiations that resulted in a new royalty-bearing contract with Intel.

   In October 1998, the Company's board of directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the "DRAM incentive warrants") to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. These warrants vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of September 30, 2001, a total of 1,520,000 of these warrants had been issued.

   In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus Common Stock at $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal year 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of the CSEs and options granted in fiscal 1999 was contingent on an increase in the price of Rambus Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the former Intel and existing DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

   The magnitude of these charges is a function of the then current price of Rambus Common Stock at the time the charges are taken. For example, if these warrants, CSEs, and options were valued based upon a stock price of $50, the charge could be $200 million or more. The charge, when and if taken, will be non-cash except for payroll tax liabilities, which would likely be more than offset by cash received by the Company upon exercise of the warrants and options.

Liquidity and Capital Resources

   As of September 30, 2001, the Company had cash and cash equivalents and marketable securities of $155.6 million, including restricted investments of $13.6 million and a long-term component of $12.1 million. As of the same date, the Company had total working capital of $120.9 million, including a short-term component of deferred revenue of $14.4 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $135.3 million at September 30, 2001.

   The Company's operating activities provided net cash of $30.6 million, $35.2 million and $4.1 million in fiscal 2001, 2000 and 1999, respectively. Cash generated by fiscal 2001 operations was primarily the result of net income and a decrease in prepaids, deferred taxes and other, offset by the tax cost of stock option exercises, increases in accounts receivable, and decreases in accounts and taxes payable, accrued payroll and other liabilities and deferred revenue. Cash generated by fiscal 2000 operations was primarily the result of net loss, the tax benefit of stock option exercises and deferred taxes, offset by non-cash items, primarily non-cash stock compensation expense. Cash generated in 1999 was primarily from net income, the tax benefit of stock option exercises and income tax adjustments, offset by a decrease in deferred revenue due to recognition of contract revenues in excess of new billings.

   Net cash used in investing activities was $60.2 million in fiscal 2001. Net cash provided in investing activities was $2.2 million in fiscal 2000. Net cash used in investing activities was $19.8 million in fiscal 1999. Investing activities have consisted primarily of net purchases and maturities of marketable securities, increases in restricted cash, and purchases of property and equipment and investments.

   Net cash provided by financing activities were $10.8 million, $10.8 million and $4.7 million in fiscal 2001, 2000 and 1999, respectively. Proceeds from the sale of Common Stock under the Company's Employee Stock Purchase and Option plans are the primary source of net cash provided by financing activities.

   The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In fiscal 2001, the Company adopted SFAS No. 133. The adoption of SFAS No. 133 did not have any effect on the Company's financial statements and related disclosures since the company does not currently hold any derivative instruments.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101 in fiscal 2001. The adoption of SAB 101 did not have any material effect on the Company's financial statements and related disclosures since the Company's accounting policies are consistent with the requirements of SAB 101.

   On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt both of these statements during the first quarter of fiscal 2003. During the fiscal year ended September 30, 2001, goodwill amortization totaled $286,000.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

   On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company expects the initial application of SFAS No. 144 will not have a material impact on its financial statements.

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

   The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 2001.

                                                                      Average Rate
                                                                      of Return at
                                                          Carrying    September 30,
                                                           Value          2001
                                                       (in thousands) (annualized)
                                                       -------------- -------------
Marketable securities:
   Cash equivalents...................................    $ 40,699         3.2%
   United States government debt securities...........      36,572         3.7%
   Corporate notes and bonds..........................      21,123         6.1%
   Foreign debt securities............................      26,944         4.6%
   Commercial paper...................................      13,118         3.1%
                                                          --------
       Total marketable securities....................    $138,456
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

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the section entitled "Proposal One - Election of Directors - Information Regarding Nominees and Other Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2001. Information required by this item concerning the Company's executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2001. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2001.

Item 11. Executive Compensation

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal One--Election of Directors--Director Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2001.

Item 13. Certain Relationships and Related Transactions

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended September 30, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1) Financial Statements

                                                                           Page
                                                                           ----
The following consolidated financial statements of the Registrant and
  Report of PricewaterhouseCoopers LLP, Independent Accountants, are
  included herewith:

Report of PricewaterhouseCoopers LLP, Independent Accountants.............  30

Consolidated Balance Sheets as of September 30, 2001 and 2000.............  31

Consolidated Statements of Operations for the years ended September 30,
  2001, 2000, and 1999....................................................  32

Consolidated Statements of Stockholders' Equity and Comprehensive Income
  for the years ended September 30, 2001, 2000, and 1999..................  33

Consolidated Statements of Cash Flows for the years ended September 30,
  2001, 2000, and 1999....................................................  34

Notes to Consolidated Financial Statements................................  35

Consolidated Supplementary Financial Data.................................  52

  (a) (2) Financial Statement Schedules

   Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information is included in the consolidated financial statements or notes thereto.

  (a) (3) Exhibits

   See Index to Exhibits on page 54 of this report on Form 10-K.

  (b) Reports of Form 8-K

   The Company filed no reports on Form 8-K during the fiscal year ended September 30, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rambus Inc. and Subsidiary

   In our opinion, the consolidated financial statements listed in the index appearing under item 14 (a) (1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiary at September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 16, 2001, except at to Note 13, which is as of November 26, 2001

                          RAMBUS INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                 September 30,
                                                             --------------------
                                                               2001       2000
                                                             ---------  ---------
                          ASSETS
                          ------
Current assets:.............................................
   Cash and cash equivalents................................ $  44,195  $  63,093
   Marketable securities....................................    85,700     59,127
   Accounts receivable......................................     2,368         68
   Prepaid and deferred taxes...............................     7,665     17,661
   Prepaids and other current assets........................     3,319      2,988
                                                             ---------  ---------
       Total current assets.................................   143,247    142,937
Property and equipment, net.................................    15,862      6,724
Marketable securities, long-term............................    12,057      7,548
Restricted investments......................................    13,605      2,500
Deferred taxes, long-term...................................    44,275     55,404
Other assets................................................     8,744      4,518
                                                             ---------  ---------
       Total assets......................................... $ 237,790  $ 219,631
                                                             =========  =========

                        LIABILITIES
                        -----------
Current liabilities:........................................
   Accounts payable......................................... $   1,563  $   1,850
   Income taxes payable.....................................       183         74
   Accrued salaries and benefits............................     2,635      3,504
   Other accrued liabilities................................     3,596      3,604
   Deferred revenue.........................................    14,398     24,155
                                                             ---------  ---------
       Total current liabilities............................    22,375     33,187
Deferred revenue, less current portion......................    24,058     24,122
                                                             ---------  ---------
       Total liabilities....................................    46,433     57,309
                                                             ---------  ---------
Commitments and contingencies (Notes 6, 7 and 13)...........

                   STOCKHOLDERS' EQUITY
                   --------------------
Convertible preferred stock, $.001 par value:...............
   Authorized: 5,000,000 shares;............................
   Issued and outstanding: no shares at September 30, 2001
     and September 30, 2000.................................        --         --
Common Stock, $.001 par value:..............................
   Authorized: 500,000,000 shares;..........................
   Issued and outstanding: 100,287,676 shares at September
     30, 2001 and 97,490,774 shares at September 30, 2000...       100         97
Additional paid-in capital..................................   282,911    285,885
Deferred stock-based compensation...........................      (461)      (571)
Accumulated deficit.........................................   (91,861)  (123,132)
Accumulated other comprehensive gain........................       668         43
                                                             ---------  ---------
       Total stockholders' equity...........................   191,357    162,322
                                                             ---------  ---------
          Total liabilities and stockholders' equity........ $ 237,790  $ 219,631
                                                             =========  =========

                See Notes to Consolidated Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                     Year Ended September 30,
                                                  -----------------------------
                                                    2001      2000       1999
                                                  -------- ----------  --------
Revenues:
   Contract revenues............................. $ 21,797 $   39,683  $ 35,353
   Royalties.....................................   95,363     32,628     8,017
                                                  -------- ----------  --------
       Total revenues............................  117,160     72,311    43,370
                                                  -------- ----------  --------
Costs and expenses:
   Cost of contract revenues.....................    9,863     12,093    12,232
   Research and development......................   18,204     11,501     8,123
   Marketing, general and administrative.........   48,378     21,140    13,516
   Employee stock-related compensation expense...       --    171,085        --
                                                  -------- ----------  --------
       Total costs and expenses..................   76,445    215,819    33,871
                                                  -------- ----------  --------
       Operating income (loss)...................   40,715   (143,508)    9,499
Interest and other income, net...................    8,932      4,714     4,346
Interest expense.................................       --         --        (7)
                                                  -------- ----------  --------
       Income (loss) before income taxes.........   49,647   (138,794)   13,838
Provision for (benefit from) income taxes........   18,376    (32,667)    5,120
                                                  -------- ----------  --------
       Net income (loss)......................... $ 31,271 $ (106,127) $  8,718
                                                  ======== ==========  ========
Net income (loss) per share--basic............... $   0.31 $    (1.10) $   0.09
                                                  ======== ==========  ========
Net income (loss) per share--diluted............. $   0.29 $    (1.10) $   0.09
                                                  ======== ==========  ========
Number of shares used in per share calculations:
   Basic.........................................   99,456     96,487    93,328
                                                  ======== ==========  ========
   Diluted.......................................  105,966     96,487   100,208
                                                  ======== ==========  ========


                See Notes to Consolidated Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME for the years ended September 30, 2001, 2000 and 1999



                                                                                      Accumulated
                                   Common Stock  Additional   Deferred                   Other
                                  --------------  Paid-In   Stock-Based  Accumulated Comprehensive
                                  Shares  Amount  Capital   Compensation   Deficit    Gain (Loss)    Total
                                  ------- ------ ---------- ------------ ----------- ------------- ----------
                                                                 (in thousands)
Balances, September 30, 1998.....  91,704 $  92  $  67,548     $   --     $ (25,723)    $ (125)    $   41,792
 Components of comprehensive
   income:
   Net income....................      --    --         --         --         8,718         --          8,718
   Foreign currency
    translation adjustments......      --    --         --         --            --        201            201
   Unrealized loss on
    marketable securities........      --    --         --         --            --       (105)          (105)
                                                                                                   ----------
    Total comprehensive income...                                                                       8,814
                                                                                                   ----------
 Issuance of Common Stock
   upon exercise of options,
   net...........................   2,360     2      2,821         --            --         --          2,823
 Issuance of Common Stock
   under Employee Stock
   Purchase Plan.................     748     1      2,031         --            --         --          2,032
 Tax benefit of stock option
   exercises.....................      --    --      6,103         --            --         --          6,103
                                  ------- -----  ---------     ------     ---------     ------     ----------
Balances, September 30, 1999.....  94,812    95     78,503         --      (123,132)        43        162,322
 Components of comprehensive
   income:
   Net loss......................      --    --         --         --      (106,127)        --       (106,127)
   Foreign currency
    translation adjustments......      --    --         --         --            --        (14)           (14)
   Unrealized gain on
    marketable securities........      --    --         --         --            --         86             86
                                                                                                   ----------
    Total comprehensive income...                                                                    (106,055)
                                                                                                   ----------
 Issuance of Common Stock
   upon exercise of options,
   net...........................   2,300     2      8,497         --            --         --          8,499
 Issuance of Common Stock
   under Employee Stock
   Purchase Plan.................     179    --      2,257         --            --         --          2,257
 Issuance of Common Stock
   from Common Stock
   Equivalents...................     200    --         --         --            --         --             --
 Stock-related compensation
   charges.......................      --    --    169,878         --            --         --        169,878
 Deferred compensation...........      --    --        663       (663)           --         --             --
 Amortization of deferred
   compensation..................      --    --         --         92            --         --             92
 Tax benefit of stock option
   exercises.....................      --    --     26,087         --            --         --         26,087
                                  ------- -----  ---------     ------     ---------     ------     ----------
Balances, September 30, 2000.....  97,491    97    285,885       (571)     (123,132)        43        162,322
 Components of comprehensive
   income:
   Net income....................      --    --         --         --        31,271         --         31,271
   Foreign currency
    translation adjustments......      --    --         --         --            --        (87)           (87)
   Unrealized gain on
    marketable securities........      --    --         --         --            --        712            712
                                                                                                   ----------
    Total comprehensive income...                                                                      31,896
                                                                                                   ----------
 Issuance of Common Stock
   upon exercise of options,
   net...........................   1,813     2      8,318         --            --         --          8,320
 Issuance of Common Stock
   under Employee Stock
   Purchase Plan.................     184    --      2,459         --            --         --          2,459
 Issuance of Common Stock
   from Common Stock
   Equivalents...................     800     1         --         --            --         --              1
 Amortization of deferred
   compensation..................      --    --         --        110            --         --            110
 Tax cost of stock option
   exercises.....................      --    --    (13,751)        --            --         --        (13,751)
                                  ------- -----  ---------     ------     ---------     ------     ----------
Balances, September 30, 2001..... 100,288 $ 100  $ 282,911     $ (461)    $ (91,861)    $  668     $  191,357
                                  ======= =====  =========     ======     =========     ======     ==========

                See Notes to Consolidated Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended September 30,
                                                              ---------------------------------
                                                                2001       2000        1999
                                                              ---------  ---------  -----------
                                                                        (in thousands)
Cash flows from operating activities:
   Net income (loss)......................................... $  31,271  $(106,127) $     8,718
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Non-cash employee stock-related
         compensation........................................        --    169,878           --
       Tax benefit (cost) of stock option
         exercises...........................................   (13,751)    26,087        6,103
       Depreciation..........................................     4,449      3,243        3,127
       Amortization of deferred compensation.................       618        557           --
       Amortization of goodwill..............................       286        245           --
       Other.................................................        --         --         (531)
       Change in operating assets and liabilities:
          Accounts receivable................................    (2,300)     1,431          414
          Prepaids, deferred taxes and other
            assets...........................................    21,382    (62,664)       1,110
          Accounts and taxes payable, accrued
            payroll and......................................
          other liabilities..................................    (1,563)     4,070          991
          Deferred revenue...................................    (9,821)    (1,507)     (15,853)
                                                              ---------  ---------  -----------
              Net cash provided by operating
                activities...................................    30,571     35,213        4,079
                                                              ---------  ---------  -----------
Cash flows from investing activities:
   Purchase of property and equipment........................   (13,587)    (5,737)      (3,292)
   Purchases of marketable securities........................  (835,414)  (854,550)  (1,118,281)
   Maturities of marketable securities.......................   805,044    865,777    1,102,630
   Acquired technology rights................................        --     (1,334)          --
   Purchase of investments...................................    (5,100)    (2,000)      (1,200)
   Sale of investments.......................................        --         --        2,822
   Increase in restricted cash...............................   (11,105)        --       (2,500)
                                                              ---------  ---------  -----------
              Net cash provided by (used in)
                investing activities.........................   (60,162)     2,156      (19,821)
                                                              ---------  ---------  -----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock................    10,780     10,756        4,855
   Principal payments on capital lease obligations...........        --         --         (130)
                                                              ---------  ---------  -----------
              Net cash provided by financing
                activities...................................    10,780     10,756        4,725
                                                              ---------  ---------  -----------
Effect of exchange rates on cash and cash
  equivalents................................................       (87)       (14)         201
                                                              ---------  ---------  -----------
Net increase (decrease) in cash and cash
  equivalents................................................   (18,898)    48,111      (10,816)
Cash and cash equivalents at beginning of year...............    63,093     14,982       25,798
                                                              ---------  ---------  -----------
Cash and cash equivalents at end of year..................... $  44,195  $  63,093  $    14,982
                                                              =========  =========  ===========
Supplemental disclosure of cash flow information:
   Interest paid............................................. $      --  $      --  $         7
   Taxes paid................................................    12,968      5,975          408
   Deferred compensation upon acquisition of
     technology rights.......................................        --      1,128           --

                See Notes to Consolidated Financial Statements.

                          RAMBUS INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

   Rambus Inc. and Subsidiary (the Company) designs, develops, licenses and markets high-speed chip-connection technologies to enhance the performance and cost-effectiveness of computers, consumer electronics, communications systems, and networking products. The Company licenses semiconductor companies to manufacture and sell memory and logic ICs incorporating Rambus chip-connection technology and markets its solution to systems companies to encourage them to design Rambus standard technology into their products.

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

  Revenue Recognition

   The Company generates revenues from four types of agreements with semiconductor companies. The first type of agreement, for memory interface technology which is fully compatible with the RDRAM standard ("RDRAM licenses"), allows semiconductor manufacturers to manufacture and sell RDRAM memory devices and logic ICs containing an interface to the RDRAM device. The second type of agreement covers the use of Rambus patents and other intellectual property in synchronous DRAM ("SDRAM") and double data-rate ("DDR") memory devices and logic ICs which control such memory. The third type of agreement is for the RaSer ASIC cell that licensees integrate into their logic ICs. The fourth type of agreement is one with Intel for five years of payments which grants Intel access to Rambus' complete patent portfolio.

   RDRAM licenses allow a semiconductor manufacturer to use the Company's proprietary technology and to receive engineering implementation services, customer support, and enhancements. The Company delivers to a new RDRAM licensee an implementation package which contains the information needed to develop a chip incorporating RDRAM memory interface technology in the licensee's process. An implementation package includes a specification, a generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM technology embedded in the customer's product. Many licensees have contracted to have Rambus provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee's manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support which includes technical advice on chip specifications, enhancements, debugging and testing.

                          RAMBUS INC. AND SUBSIDIARY

  Revenue Recognition (continued)


   The Company recognizes revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, "Software Revenue Recognition." This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. Revenue recognition periods are estimated based on management's judgment of the time over which the Company expects to support its licensees.

   At the time the Company begins to recognize revenue under RDRAM licenses, the remaining obligations, as defined by the SOP, are no longer significant. These remaining obligations are primarily to keep the product updated and and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by the Company or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees received over revenue recognized is shown on the balance sheet as deferred revenue.

   RaSer serial link licenses generally also provide for the payment of license fees and engineering fees, as well as royalties based upon the number of links produced by the licensees. Revenues from license fees and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract.

   SDRAM-compatible and DDR-compatible licenses also generally provide for the payment of fees which include compensation for use of Rambus patents from the time the Company notifies the licensee of potential infringement. Accordingly, the Company classifies these fees as royalty revenues which are recognized ratably over the five-year contract period.

   The Company recognizes royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to give notification to the Company and to pay royalties within 60 days of the end of the quarter during which the sales take place. The Company recognizes royalties from the Intel contract which grants Intel access to the Rambus patent portfolio as the amounts are due and payable pursuant to the contract with Intel.

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

                          RAMBUS INC. AND SUBSIDIARY

  Computation of Net Income Per Share

   Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common stock and common stock equivalents, if dilutive, outstanding during the period.

  Common Stock Split

   In March 2000, the Company's board of directors approved a four-for-one split of Rambus' Common Stock, subject to stockholder approval of an increase in authorized Common Stock. On May 23, 2000, the Company's stockholders approved an increase in the Company's authorized shares of Common Stock to 500 million shares. The stock began trading on a split-adjusted basis on June 15, 2000. All references in this Form 10-K to earnings per share, the number of common shares, warrants, Cmmon Stock Equivalents, and options, and the share price have been retroactively restated to reflect the common stock split and the increase in authorized Common Stock.

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

                          RAMBUS INC. AND SUBSIDIARY

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

  Comprehensive Income

   Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive gain is presented in the statement of stockholders' equity and comprehensive income.

  Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In fiscal 2001, the Company adopted SFAS No. 133. The adoption of SFAS No. 133 did not have any effect on the Company's financial statements and related disclosures since the company does not currently hold any derivative instruments.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101 fiscal 2001. The adoption of SAB 101 did not have any material effect on the Company's financial statements and related disclosures since the Company's accounting policies are consistent with the requirements of SAB 101.

                          RAMBUS INC. AND SUBSIDIARY

  Recent Accounting Pronouncements (continued)


   On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt both of these statements during the first quarter of fiscal 2003. During the fiscal year ended September 30, 2001, goodwill amortization totaled $286,000.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

   On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company expects that the initial application of SFAS No. 144 will not have a material impact on it financial statements.

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

   The Company markets and sells its technology to a narrow base of customers and generally does not require collateral. At September 30, 2001, one customer accounted for 90% of accounts receivable. At September 30, 2000, three customers accounted for 73%, 12% and 11% of accounts receivable.

   As of September 30, 2001, the Company's cash and cash equivalents are deposited with principally three financial institutions in the form of commercial paper, money market accounts, and demand deposits. As of

                          RAMBUS INC. AND SUBSIDIARY

September 30, 2000, the Company's cash and cash equivalents were deposited with principally two financial institutions in the form of commercial paper, money market accounts, and demand deposits.

4. Marketable Securities

   Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, available-for-sale securities and trade accounts receivable. The Company invests its excess cash primarily in U.S. government agency and treasury notes; corporate paper, notes, bonds and preferred stock; and municipal notes and bonds that mature within 2 years.

   All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

                                                             September 30,
                                                            ---------------
                                                             2001    2000
                                                            ------- -------
United States government debt securities................... $36,572 $37,527
Corporate notes and bonds..................................  21,123   9,520
Municipal notes and bonds..................................      --   8,189
Foreign debt securities....................................  26,944   7,523
Commercial paper...........................................  13,118   3,916
                                                            ------- -------
                                                            $97,757 $66,675
                                                            ======= =======

   Available-for-sale securities are carried at fair value. Gross unrealized gains of approximately $701,000 are netted against gross unrealized losses of approximately $7,000, net of tax, and are included as a component of stockholders' equity and comprehensive income. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income. All marketable securities classified as current have scheduled maturities of less than one year.

5. Property and Equipment, Net

   Property and equipment, net is comprised of the following (in thousands):

                                                               September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Computer equipment......................................... $  9,654  $  9,215
Computer software..........................................    6,768     5,973
Furniture and fixtures.....................................    5,357     1,509
Leasehold improvements.....................................    9,057       592
Construction in process....................................       --     3,830
                                                            --------  --------
                                                              30,836    21,119
Less accumulated depreciation and amortization.............  (14,974)  (14,395)
                                                            --------  --------
                                                            $ 15,862  $  6,724
                                                            ========  ========

   Depreciation and amortization expense was approximately $4,449,000, $2,752,000 and $2,985,000 in the years ended September 30, 2001, 2000 and 1999.

                          RAMBUS INC. AND SUBSIDIARY

6. Lease Commitments

   The Company relocated its headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease its previous Mountain View facilities through the end of the existing lease term in February 2005.

   The Company leases its present office facilities in Los Altos, California, under an operating lease agreement. The Company is responsible for taxes, insurance, utilities and maintenance related to the leased facilities. The lease has an initial term of ten years with options to renew for an additional ten years, subject to certain conditions. Rent obligations for the building commenced upon occupancy in January 2001. As part of this lease transaction, the Company provided the lessor with a letter of credit restricting $2.5 million of its cash as collateral for certain of the Company's obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company's investment policy. The letter of credit is subject to reduction to $1.2 million on the first anniversary of rent commencement and to $0.6 million on the second anniversary.

   As of September 30, 2001, aggregate future minimum payments under the leases are (in thousands):

                                                                   Net
     Fiscal Year:                            Leases  Subleases Commitments
     ------------                            ------- --------- -----------
     2002................................... $ 4,705  $ 2,893    $ 1,812
     2003...................................   4,846    2,980      1,866
     2004...................................   4,984    3,069      1,915
     2005...................................   4,660    1,304      3,356
     2006...................................   4,467       --      4,467
     Thereafter.............................  20,516       --     20,516
                                             -------  -------    -------
     Total minimum lease payments........... $44,178  $10,246    $33,932
                                             =======  =======    =======

   Rent expense was approximately $3,931,000, $1,516,000, and $1,503,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

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

   As of September 30, 2001, 2000 and 1999, the total shares held by employees that were subject to repurchase were 5,736 and 215,087, and 841,944, respectively.

   In October 2001, the Company's Board of Directors approved a share repurchase program of the Company's Common Stock. Under the share repurchase program, the Company is authorized to purchase in open market transactions up to five million of the Company's shares of outstanding Common Stock over an undefined period of time.

                          RAMBUS INC. AND SUBSIDIARY

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

   In May 1997, the 1990 Stock Plan was terminated and the 1997 Stock Plan was adopted. The 1997 Stock Plan authorizes the issuance of incentive stock options and nonstatutory stock options to employees and nonstatutory stock options to directors, employees or paid consultants of the Company. The Company has reserved 20,494,094 shares of Common Stock for issuance under the plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and in increments as specified by the Board of Directors, and expire not more than ten years from date of grant. In October 1999, the 1997 Stock Plan was revised to add the provision and ability of the Company to grant Common Stock Equivalents, which are unfunded and unsecured rights to receive shares in the future.

   In October 1999, the Company adopted the 1999 Nonstatutory Stock Option Plan, which authorizes the issuance of nonstatutory options to employees and consultants. The Company has reserved 14,800,000 shares of Common Stock for issuance under the plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date, and the exercise price (which generally is the fair market value at the date of grant).

                          RAMBUS INC. AND SUBSIDIARY

  Stock Option Plans (continued)


   A summary of activity under all stock option plans is as follows:



                                                          Options Outstanding
                                                      ----------------------------
                                           Options      Number        Weighted
                                        Available for     of      Average Exercise
                                            Grant       Shares    Price Per Share
                                        ------------- ----------  ----------------
Outstanding at September 30, 1998......      568,800  11,045,936       $ 5.28
Shares reserved........................    3,431,200          --           --
Shares repurchased.....................       28,000          --           --
Options terminated under 1990 Plan.....     (207,800)         --           --
Options granted........................   (4,682,400)  4,682,400       $14.75
Options exercised......................           --  (2,386,420)      $ 1.19
Options canceled.......................    1,095,552  (1,095,552)      $10.99
                                         -----------  ----------
Outstanding at September 30, 1999......      233,352  12,246,364       $ 9.19
Shares reserved........................   10,366,648          --           --
Shares repurchased.....................       33,510          --           --
Options terminated under 1990 Plan.....     (152,204)         --           --
Options granted........................   (9,808,900)  9,808,900       $20.65
Options exercised......................           --  (2,334,300)      $ 3.78
Options canceled.......................      706,382    (706,382)      $ 9.35
                                         -----------  ----------
Outstanding at September 30, 2000......    1,378,788  19,014,582       $15.73
                                         -----------  ----------
Shares reserved........................   10,881,312          --           --
Options terminated under 1990 Plan.....       (9,001)         --           --
Options granted........................  (10,883,500) 10,883,500       $10.36
Options exercised......................           --  (1,812,685)      $ 4.47
Options canceled.......................    1,939,366  (1,939,366)      $17.83
                                         -----------  ----------
Outstanding at September 30, 2001......    3,306,965  26,146,031       $14.11
                                         ===========  ==========

                          RAMBUS INC. AND SUBSIDIARY

  Stock Option Plans (continued)


   The following table summarizes information about outstanding and exercisable options as of September 30, 2001:

                                      Options Outstanding                 Options Exercisable
                         --------------------------------------------- --------------------------
                                     Weighted Average                                 Weighted
                           Number       Remaining     Weighted Average   Number       Average
Range of Exercise Prices Outstanding Contractual Life  Exercise Price  Exercisable Exercise Price
------------------------ ----------- ---------------- ---------------- ----------- --------------
     $ 0.00--$ 2.50       2,694,437        7.13            $ 2.00       1,295,041      $ 1.53
         $ 3.00             540,930        5.62              3.00         471,462        3.00
         $ 4.86           8,476,000        9.90              4.86         246,979        4.86
     $ 6.01--$12.78       2,935,134        7.12             11.24         868,282       11.54
     $13.25--$14.83       2,768,089        7.26             14.29         576,633       13.85
     $14.94--$15.66         729,204        7.41             15.32         364,344       15.31
         $15.67           3,743,500        8.05             15.67         113,950       15.67
     $15.78--$37.66       2,627,737        8.63             30.27         315,308       22.03
     $54.63--$77.36       1,571,000        9.05             59.77          38,466       69.24
         $83.00              60,000        9.01             83.00          13,749       83.00
                         ----------                                     ---------
                         26,146,031        8.42            $14.11       4,304,214      $ 9.46
                         ==========                                     =========

   As of September 30, 2001, a total of 29,452,996 shares of Common Stock were reserved for issuance under all stock option plans. As of September 30, 2001, 2000 and 1999, options for the purchase of 4,157,613, 2,892,852 and1,960,764 shares, respectively, were exercisable without being subject to repurchase by the Company.

  Employee Stock Purchase Plan

   In May 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 1,600,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's Common Stock at either the first day of each offering period or the date of purchase. In fiscal 2001 the Company issued 184,221 shares, 179,300 shares in fiscal 2000 and 748,712 shares in fiscal 1999, under the Purchase Plan at an average price per share of $13.35, $12.58 and $2.72, respectively.

                          RAMBUS INC. AND SUBSIDIARY

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

                                                       Year Ended September 30,
                                                       -------------------------
                                                        2001     2000      1999
                                                       ------- ---------  ------
Net income (loss) as reported......................... $31,271 $(106,127) $8,718
Net income (loss) pro forma........................... $13,065 $(117,846) $5,413
Net income (loss) per share--basic as reported........ $  0.31 $   (1.10) $ 0.09
Net income (loss) per share--basic pro forma.......... $  0.13 $   (1.22) $ 0.06
Net income (loss) per share--diluted as reported...... $  0.29 $   (1.10) $ 0.09
Net income (loss) per share--diluted pro forma........ $  0.12 $   (1.22) $ 0.05

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

   The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

                                             Stock Option Plans       Stock Purchase Plan
                                        ----------------------------- -------------------
                                          2001      2000      1999      2001      2000
                                        --------- --------- --------- --------- ---------
Expected stock price volatility........   107%       98%       82%      106%       95%
Risk-free interest rate................   4.2%      6.2%      5.0%      4.8%      6.1%
Expected life of options............... 5.4 years 4.8 years 4.1 years 0.5 years 0.5 years

   The weighted-average fair value of stock options granted during the years ended September 30, 2001, 2000 and 1999 is $8.79, $19.97 and, $9.36,
respectively. The weighted-average fair value of purchase rights granted under the Purchase Plan during the years ended September 30, 2001, 2000 and 1999 is $13.82, $12.95 and $2.68, respectively.

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

   The effects of applying SFAS 123 on the pro forma disclosures for the years ended September 30, 2001, 2000 and 1999 are not likely to be representative of the effects on pro forma disclosures in future years.

                          RAMBUS INC. AND SUBSIDIARY

  Warrants

   In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technology. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of Common Stock of the Company at a purchase price of $2.50 per share (the "Intel warrant"). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets (the "Intel milestones"). In September 2001, this warrant was cancelled as part of contract negotiations which resulted in a new royalty-bearing contract with Intel.

   In October 1998, the Company's Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the "DRAM incentive warrants") to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of September 30, 2001, a total of 1,520,000 of these warrants had been issued.

  Contingent Common Stock Equivalents and Options

   In the fourth quarter of fiscal 1999, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus Common Stock for $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options granted in fiscal 1999 was contingent on an increase in the price of Rambus Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the previous Intel and existing DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

8. Employee Benefit Plans

   The Company has a 401(k) Profit Sharing Plan (the "Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 20% of the employee's annual compensation to the Plan. The Company, at the discretion of its Board of Directors, may match employee contributions to the Plan. For the years ended September 30, 2001 and 2000, the Company made matching contributions totaling $135,000 and $116,000, respectively. There were no matching contributions for the year ended September 30, 1999.

                          RAMBUS INC. AND SUBSIDIARY

9. Income Taxes

   The provision for (benefit from) income taxes comprises (in thousands):

                                                  Year Ended September 30,
                                                  ------------------------
                                                   2001     2000     1999
                                                  ------- --------  ------
Foreign withholding tax:
   Current....................................... $10,667 $  5,954  $  369
Federal:
   Current.......................................     311       --      (8)
   Deferred......................................   6,785  (32,843)  4,115
State:
   Current.......................................      23       --      --
   Deferred......................................     590   (5,778)    644
                                                  ------- --------  ------
                                                  $18,376 $(32,667) $5,120
                                                  ======= ========  ======

   The Company's effective tax rate on pretax income (loss) differs from the U.S. federal statutory regular tax rate as follows:

                                                  Year Ended September 30,
                                                  ----------------------
                                                  2001     2000    1999
                                                  ----    -----    ----
Expense at U.S. federal statutory rate...........  35.0 %  (35.0)%  35.0 %
Expense at state statutory rate..................   4.3     (5.9)    5.7
Nondeductible compensation expense...............    --     28.7      --
Nondeductible amortization.......................    --       --     0.4
R&D credit.......................................  (1.9)    (1.9)   (9.7)
Change in valuation allowance....................    --    (13.8)   10.8
Other............................................  (0.4)     4.4    (5.2)
                                                   ----    -----    ----
                                                   37.0 %  (23.5)%  37.0 %
                                                   ====    =====    ====

   The components of the net deferred tax assets are as follows (in thousands):

                                                              September 30,
                                                            ----------------
                                                             2001     2000
                                                            -------  -------
Deferred tax assets:
   Deferred revenue........................................ $14,586  $19,489
   Depreciation and amortization expense...................   1,155    1,025
   Other liabilities and reserves..........................     757      595
   Employee stock-related compensation expense.............   8,033   35,947
   Net operating loss carryover............................   7,508   16,431
   Tax credits.............................................  23,716    3,394
                                                            -------  -------
       Total deferred tax asset............................  55,755   76,881
Valuation allowance........................................  (5,923)  (5,923)
                                                            -------  -------
       Deferred tax assets, net............................ $49,832  $70,958
                                                            =======  =======

   The Company has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of

                          RAMBUS INC. AND SUBSIDIARY
the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

   The Company has net operating loss carryforwards of $19.7 million and $20.4 million for federal and California state tax purposes, respectively. In addition, the Company has federal and state research and experimentation tax credit carryforwards of $5.0 million and $3.0 million respectively, and foreign tax credit carryforwards of $15.7 million. The net operating loss carryforwards and tax credits expire between 2002 and 2021. For federal and state tax purposes, the Company's net operating loss carryforwards may be subject to an annual limitation in the case of a greater than 50% change in stock ownership, as defined by federal and state tax law.

10. Acquired Technology Rights

   In November 1999, the Company acquired rights to the intellectual property assets of a network technology company for approximately $3.1 million in cash and stock-based compensation and other obligations, subject to vesting, to certain key employees. The value of the intellectual property assets acquired is being amortized over five years. Deferred compensation and other obligations are being amortized over the vesting terms ranging from 2 to 4 years. Research and development expenses include approximately $904,000 of such expenses in fiscal 2001.

11. Net Income Per Share

   Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                               Year Ended September 30,
                                             ----------------------------
                                               2001     2000       1999
                                             -------- ---------  --------
Net income (loss)........................... $ 31,271 $(106,127) $  8,718
                                             ======== =========  ========
Weighted average common shares outstanding..   99,456    96,487    93,328
Additional dilutive common stock equivalents    6,510        --     6,880
                                             -------- ---------  --------
Diluted shares outstanding..................  105,966    96,487   100,208
                                             ======== =========  ========
Net income (loss) per share--basic.......... $   0.31 $   (1.10) $   0.09
                                             ======== =========  ========
Net income (loss) per share--diluted........ $   0.29 $   (1.10) $   0.09
                                             ======== =========  ========

   Options to purchase 4,931,296 shares of Common Stock were not included in the computation of diluted shares for the year ended September 30, 2001, because the options' exercise prices were greater than the average market price of the common shares for the year. For the year ended September 30, 2000, all outstanding options to purchase shares of Common Stock were excluded from the computation of diluted net loss per share because they were anti-dilutive. For the year ended September 30, 1999, no options were excluded from the computation of diluted shares for the years ended September 30, 2001, as all options were dilutive.

12. Business Segments, Exports and Major Customers

   The Company operates in a single industry segment.

   Five customers accounted for 25%, 17%, 12%, 10% and 10%, respectively, of revenues in the year ended September 30, 2001. Three customers accounted for 15%, 13% and 11%, respectively, of revenues in the year

                          RAMBUS INC. AND SUBSIDIARY
ended September 30, 2000. Three customers accounted for 11%, 11% and 10%, respectively, of revenues in the year ended September 30, 1999.

   The Company sells its technology to customers in the Far East, North America, and Europe. The net income and loss for all periods presented are derived primarily from the Company's North American operations, which generates revenues from the following geographic regions (in thousands):

                                                       Year Ended September 30,
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
Japan................................................. $ 55,171 $38,415 $14,010
United States.........................................   22,571  13,377  17,404
Korea.................................................   30,483  11,272   4,908
Taiwan................................................    5,930   5,333   4,461
Europe................................................    2,897   3,672   2,587
Israel................................................      108     242      --
                                                       -------- ------- -------
                                                       $117,160 $72,311 $43,370
                                                       ======== ======= =======

   Revenues are attributed to individual countries according to the countries in which the licensees are headquartered.

13. Litigation and Asserted Claims

   On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia (the "Virginia court") against Infineon Technologies AG ("Infineon") and its North American subsidiary for patent infringement of two U.S. patents. On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and no infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with the Company's participation in an industry standards-setting group known as JEDEC where the Company is alleged not to have disclosed certain of its then-pending patents ("JEDEC related claims"). The Infineon counterclaims seek compensatory and punitive damages, attorneys' fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon's U.S. patents.

   Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon's motion to dismiss Rambus' patent infringement case and granted Rambus' motion to dismiss Infineon's breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR standard setting. The actual fraud verdict with respect to DDR standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys' fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction, largely in accord with its previous rulings, prohibiting the Company from filing additional patent infringement actions in the U.S., under certain of the Company's U.S. patents, against Infineon with regard to JEDEC-compliant SDRAM and DDR devices.

                          RAMBUS INC. AND SUBSIDIARY

   The Company has appealed numerous liability rulings by the Virginia court with respect to infringement and the JEDEC-related claims with respect to SDRAM standard setting. Infineon has also cross-appealed setting aside of the verdict with respect to DDR standard setting. These appeals, which will be heard by the Court of Appeals for the Federal Circuit (CAFC), have been consolidated. The Company filed its opening brief on November 2, 2001. The Company has also filed a subsequent appeal with respect to the permanent injunction ruling.

   On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the "Mannheim court") against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an "order for evidence" requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus' infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, after the expert delivers an opinion, the court will then determine whether Infineon products infringe Rambus' patent. In the meantime, the validity of the same Rambus European patent is being reviewed by the European Patent Office.

   On August 28, 2000, Micron Technology, Inc. ("Micron") filed suit against the Company in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Micron's suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys' fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron's claims and asserts infringement by Micron of the eight U.S. patents. Some discovery is still ongoing in the Delaware action. Both sides have filed a number of potentially dispositive motions for summary judgment on which the Delaware court has not yet ruled. The judge has postponed trial on a number of the issues until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Issues, if any, that are to be tried before the outcome of the appeal is known are tentatively scheduled for a trial in the second calendar quarter of 2002.

   In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and, in the case of the Italian action, mask sets from Micron facilities. The Micron German suit is, like the Infineon German suit, in the Mannheim court, which is currently expected to issue an "order for evidence" on December 7, 2001, which the Company believes will ultimately result in the appointment of an expert. The French suit is in an early phase. The British suit has been temporarily stayed pending a determination by the European Patent Office on validity. In the Italian case, on December 21, 2000, the items seized were ordered returned based on jurisdictional grounds. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the "Monza court") issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron's SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court, after considering the expert's report, declined to grant Rambus a preliminary injunction. Rambus appealed the Monza court's ruling, and on July 18, 2001, the Appeals Court rejected the appeal based on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent will now continue in the District Court of Milan.

   In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European Patent against the Company in the District Court of Avezzano, Italy. In response, the Company asserted infringement of the second European Patent in Milan, Italy. Further, the Company filed suit against Micron in Germany and Italy for infringement of a third European patent. The German suit for infringement of the third European patent is pending in the Mannheim court, while the Italian suit on this third European patent has been stayed.

                          RAMBUS INC. AND SUBSIDIARY

   On August 29, 2000, Hyundai Electronics Industries Co., Ltd. ("Hyundai") and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California . Since filing suit, Hyundai has changed its name to "Hynix Semiconductor Inc." ("Hynix"). The suit asserts breach of contract in connection with the Company's participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company's participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys' fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hynix's claims and asserts infringement of 11 U.S. patents. On November 21, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of the Company's claims of patent infringement against Hynix. In doing so, the California court declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of the Company's pending appeal in the Infineon case, and the California court has suggested it will stay the remaining issues in the Hynix case pending the outcome of the appeal.

   In September 2000, the Company filed suit against Hynix in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. A hearing is scheduled on December 7, 2001, in the German suit. The French suit is in an early phase. The British suit has been temporarily stayed.

   On August 10, 2001, following the trial results in the Infineon case, Rambus, Inc. was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning the Company's involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California. On November 16, 2001, a lead plaintiff was appointed and the various cases will be consolidated and a consolidated amended complaint will be filed. The Company intends to defend itself in this action.

   On August 15, 2001, a purported shareholder derivative lawsuit was filed in Delaware Chancery Court. The Company is a nominal defendant and the Company's directors are defendants. Additional similar actions were filed and were consolidated. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused the Company to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and ask for contribution or indemnification from the named director defendants. The Company intends to file a motion to dismiss the complaint.

   Similar derivative actions were filed in California Superior Court, Santa Clara County. Complaints assert claims for breaches of fiduciary duty and violation of California's proscription against insider trading. On November 15, 2001, the Court granted defendants' motion to stay two of these cases in deference to the Delaware actions described above. Defendants' have filed a similar motion to stay the third case.

   The Company has been in communication with the Federal Trade Commission
(FTC) regarding its investigation of several standards-setting processes, including Rambus' involvement in JEDEC. To the Company's knowledge, there has been no decision by the FTC to move forward with any legal or other action relating to these matters.

                          RAMBUS INC. AND SUBSIDIARY

                   CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

                                                                 Fiscal years by quarter
                                        --------------------------------------------------------------------------
                                                       2001                                  2000
                                        ----------------------------------- --------------------------------------
                                          4th      3rd      2nd      1st      4th       3rd       2nd       1st
                                        -------- -------- -------- -------- --------  -------- ---------  --------
                                                         (in thousands, except per share amounts)
                                                                        Unaudited)
Revenues:
 Contract revenues..................... $  2,833 $  3,514 $  7,581 $  7,869 $  6,987  $ 11,186 $  12,191  $  9,319
 Royalties.............................   25,063   19,787   23,665   26,848   19,921     6,574     3,503     2,630
                                        -------- -------- -------- -------- --------  -------- ---------  --------
   Total revenues......................   27,896   23,301   31,246   34,717   26,908    17,760    15,694    11,949
                                        -------- -------- -------- -------- --------  -------- ---------  --------
Costs and expenses:
 Cost of contract revenues.............    1,894    2,692    3,057    2,220    2,666     2,908     3,018     3,501
 Research and development..............    5,035    4,822    4,758    3,588    3,520     2,828     2,900     2,254
 Marketing, general and administrative.   12,654   13,893   12,585    9,247    6,472     6,205     5,064     3,399
 Employee stock-related compensation
   expense.............................       --       --       --       --       --        --   171,085        --
                                        -------- -------- -------- -------- --------  -------- ---------  --------
   Total costs and expenses............   19,583   21,407   20,400   15,055   12,658    11,941   182,067     9,154
Operating income (loss)................    8,313    1,894   10,846   19,662   14,250     5,819  (166,373)    2,795
Interest and other income, net.........    1,987    2,317    2,557    2,071    1,254     1,296     1,167       997
                                        -------- -------- -------- -------- --------  -------- ---------  --------
Income (loss) before income taxes......   10,300    4,211   13,403   21,733   15,504     7,115  (165,206)    3,792
Provision for (benefit from) income
 taxes.................................    3,818      504    5,361    8,693  (38,121)    2,491     1,635     1,327
                                        -------- -------- -------- -------- --------  -------- ---------  --------
Net income (loss) ..................... $  6,482 $  3,707 $  8,042 $ 13,040 $ 53,625  $  4,624 $(166,841) $  2,465
                                        ======== ======== ======== ======== ========  ======== =========  ========
Net income (loss) per share--diluted... $   0.06 $   0.04 $   0.07 $   0.12 $   0.49  $   0.04 $   (1.75) $   0.02
                                        ======== ======== ======== ======== ========  ======== =========  ========
Shares used in per share calculations..  102,218  102,889  107,588  108,560  110,049   108,859    95,557   100,681
Stock prices:
 High.................................. $  11.06 $  20.40 $  53.69 $  83.25 $ 109.69  $ 117.38 $  111.27  $  23.16
 Low................................... $   5.35 $   9.07 $  15.80 $  35.00 $  66.69  $  37.66 $   17.25  $  15.66

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAMBUS INC.

Date: December 4, 2001
                                          By:       /s/  ROBERT K. EULAU
                                             __________________________________
                                                      Robert K. Eulau,
                                                Sr. Vice President, Finance,
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signatures                              Title                      Date
               ----------                              -----                      ----

             /s/ GEOFF TATE              Chief Executive Officer and        December 4, 2001
----------------------------------------   Director (Principal Executive
               Geoff Tate                  Officer)

           /s/ DAVID MOORING             President and Director             December 4, 2001
----------------------------------------
             David Mooring

          /s/ ROBERT K. EULAU            Sr. Vice President, Finance,       December 4, 2001
----------------------------------------   Chief Financial Officer
            Robert K. Eulau                (Principal Financial and
                                           Accounting Officer)

          /s/ WILLIAM DAVIDOW            Chairman of the Board of Directors December 4, 2001
----------------------------------------
            William Davidow

           /s/ BRUCE DUNLEVIE            Director                           December 4, 2001
----------------------------------------
             Bruce Dunlevie

        /s/ P. MICHAEL FARMWALD          Director                           December 4, 2001
----------------------------------------
          P. Michael Farmwald

          /s/ CHARLES GESCHKE            Director                           December 4, 2001
----------------------------------------
            Charles Geschke

           /s/ MARK HOROWITZ             Director                           December 4, 2001
----------------------------------------
             Mark Horowitz

                               INDEX TO EXHIBITS

 Exhibit
 Number                           Description of Document
 ------                           -----------------------
 3.1(3)    Amended and Restated Certificate of Incorporation of Registrant filed
           May 29, 1997.
 3.2(6)    Amended and Restated Bylaws of Registrant dated October 20, 1999.
 4.1(1)    Form of Registrant's Common Stock Certificate.
 4.2(1)    Amended and Restated Information and Registration Rights Agreement,
           dated as of January 7, 1997,between Registrant and the parties indicated therein.
 4.3(1)    Form of Preferred Shares Rights Agreement dated April 1, 1997.
 4.4(7)    Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant's common stock.
10.1(1)    Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.4(1)(2) Semiconductor Technology License Agreement, dated as of November 15,
           1996, between Registrant and Intel Corporation.
10.4.1(4)  Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.
10.5(11)   1990 Stock Plan, as amended, and related forms of agreements.
10.6(5)    1997 Stock Plan and related forms of agreements.
10.7(11)   1997 Employee Stock Purchase Plan and related forms of agreements.
10.8(1)    Standard Office Lease, dated as of March 10, 1991, between Registrant and South Bay/Latham.
10.9(1)    Form of Promissory Note between the Registrant and certain executive officers.
10.10(6)   Office Lease, dated as of August 27, 1999, between Registrant and Los
           Altos--El Camino Associates, LLC.
10.11(6)   Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.
10.12(6)   Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.
10.13(8)   Office Sublease, dated as of May 8, 2000, between Registrant and Muse
           Prime Software, Inc.
10.14(9)   Amended and Restated 1999 Nonstatutory Stock Option Plan.
10.15(10)  Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.
21.1(1)    Subsidiaries of the Registrant.
23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants.

--------
 (1) Incorporated by reference to Registration Statement No. 333-22885.
 (2) Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
 (3) Incorporated by reference to the Form 10-K filed on December 15, 1997.
 (4) Incorporated by reference to the Form 10-K filed on December 9, 1998.
 (5) Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
 (6) Incorporated by reference to the Form 10-K filed on December 23, 1999.
 (7) Incorporated by reference to the Form 8-K filed on July 7, 2000.
 (8) Incorporated by reference to the Form 10-Q filed on August 9, 2000.
 (9) Incorporated by reference to the Registration Statement on Form S-8 filed December 19, 2000 (file no. 333-52158).
(10) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(11) Incorporated by reference to the Registration Statement on Form S-8 filed June 6, 1997 (file no. 333-28597).