Form 10-Q
period 2001-12-31
RAMBUS INC
filed 2002-01-31
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number: 000-22339

RAMBUS INC. (Exact name of registrant as specified in its charter)

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ADDRESS 4440 El Camino Real, Los Altos, CA 94022 (Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (650) 947-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 100,298,670 as of December 31, 2001.

RAMBUS INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RAMBUS INC. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2001	2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29,465	$44,195
Marketable securities	80,523	85,700
Accounts receivable	275	2,368
Prepaid and deferred taxes	8,970	7,665
Prepaids and other current assets	3,322	3,319

Total current assets	122,555	143,247
Property and equipment, net	15,191	15,862
Marketable securities, long-term	36,868	12,057
Restricted investments	12,009	13,605
Deferred taxes, long-term	39,922	44,275
Other assets	8,747	8,744

Total assets	$235,292	$237,790

LIABILITIES
Current liabilities:
Accounts and taxes payable, accrued payroll and other liabilities	$7,111	$7,977
Deferred revenue	11,319	14,398

Total current liabilities	18,430	22,375
Deferred revenue, less current portion	22,406	24,058

Total liabilities	40,836	46,433

Commitments and contingencies (Notes 4 and 6)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 100,298,670 shares at December 31, 2001 and 100,287,676 shares at September 30, 2001	100	100
Additional paid-in capital	280,062	282,911
Deferred stock-based compensation	(433)	(461)
Accumulated deficit	(85,687)	(91,861)
Accumulated other comprehensive gain	414	668

Total stockholders’ equity	194,456	191,357

Total liabilities and stockholders’ equity	$235,292	$237,790

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2001	2000

Revenues:
Contract revenues	$3,084	$7,869
Royalties	21,780	26,848

Total revenues	24,864	34,717

Costs and expenses:
Cost of contract revenues	2,158	2,220
Research and development	5,120	3,588
Marketing, general and administrative	10,024	9,247

Total costs and expenses	17,302	15,055

Operating income	7,562	19,662
Interest and other income, net	1,937	2,071

Income before income taxes	9,499	21,733
Provision for income taxes	3,325	8,693

Net income	$6,174	$13,040

Net income per share – basic	$0.06	$0.13

Net income per share – diluted	$0.06	$0.12

Number of shares used in per share calculations:
Basic	100,336	98,551

Diluted	104,016	108,560

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,

	2001	2000

Cash flows from operating activities:
Net income	$6,174	$13,040
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit (cost) of stock option exercises	(1,028)	6,659
Depreciation	1,270	605
Amortization of deferred compensation	70	154
Amortization of goodwill	67	67
Change in operating assets and liabilities:
Accounts receivable	2,093	(1,720)
Prepaids, deferred taxes and other assets	2,975	(3,168)
Accounts and taxes payable, accrued payroll and other liabilities	(908)	1,154
Deferred revenue	(4,731)	(2,060)

Net cash provided by operating activities	5,982	14,731

Cash flows from investing activities:
Purchases of property and equipment	(599)	(6,042)
Purchases of marketable securities	(125,435)	(231,407)
Maturities of marketable securities	105,634	228,109
Decrease (increase) in restricted investments	1,596	(273)

Net cash used in investing activities	(18,804)	(9,613)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	1,568	3,053
Repurchase of Common Stock	(3,389)	—

Net cash provided by (used in) financing activities	(1,821)	3,053

Effect of exchange rates on cash and cash equivalents	(87)	(52)

Net increase (decrease) in cash and cash equivalents	(14,730)	8,119
Cash and cash equivalents at beginning of period	44,195	63,093

Cash and cash equivalents at end of period	$29,465	$71,212

Supplemental disclosure of cash flow information:
Taxes paid	$1,305	$3,559

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.         Basis of Presentation

            The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan, and Rambus Deutschland GmbH, located in Hamburg, Germany. All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

            In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

            The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 2001, included in the Company’s 2001 Annual Report on Form 10-K.

2.         Recent Accounting Pronouncements

            On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt both of these statements during the first quarter of fiscal 2003. Goodwill amortization totaled $67,000 in each of the fiscal quarters ended December 31, 2001 and December 31, 2000.

            In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

2.         Recent Accounting Pronouncements (continued)

            On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company expects that the initial application of SFAS No. 144 will not have a material impact on its financial statements.

3.         Comprehensive Income

            Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

            Comprehensive income (loss) is as follows (in thousands; unaudited):

	Three Months Ended December 31,
	2001	2000

Net income	$6,174	$13,040
Other comprehensive income (loss):
Foreign currency translation adjustments	(87)	(52)
Unrealized gain (loss) on marketable securities	(167)	133

Other comprehensive income (loss)	(254)	81

Total comprehensive income	$5,920	$13,121

4.         Stockholders’ Equity

    Warrants

            In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technology. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of Common Stock of the Company at a purchase price of $2.50 per share (the “Intel warrant”). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM® chipsets (the “Intel milestones”). A complete discussion of these milestones is set forth in the Intel warrant filed as Exhibit 4.4 to the Company’s Form 8-K filed on July 7, 2000. In September 2001, this warrant was canceled as part of contract negotiations which resulted in a new royalty-bearing contract with Intel.

            In October 1998, the Company’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants have an exercise price of $2.50 per share and a life of five years from the date of issue. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of December 31, 2001, a total of 1,520,000 of these warrants had been issued.

    Contingent Common Stock Equivalents and Options

            In the first quarter of fiscal 2000, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus Common Stock for $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options granted in fiscal 2000 was contingent on an increase in the price of Rambus Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the former Intel and existing DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

    Share Repurchase Program

            In October 2001, the Company’s Board of Directors approved a share repurchase program of the Company’s Common Stock. Under the share repurchase program, the Company is authorized to purchase in open market transactions up to five million of the Company’s shares of outstanding Common Stock over an undefined period of time. During the first quarter of fiscal 2002, the Company repurchased 400,000 shares at a cost of approximately $3.4 million.

5.         Net Income Per Share

            Net income per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), “Earnings Per Share,” which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Net income per share is calculated as follows (in thousands, except per share data; unaudited):

	Three Months Ended December 31,
	2001	2000

Net income	$6,174	$13,040

Weighted average common shares outstanding	100,336	98,551
Additional dilutive Common Stock equivalents	3,680	10,009

Diluted shares outstanding	104,016	108,560

Net income per share – basic	$0.06	$0.13

Net income per share – diluted	$0.06	$0.12

            Options to purchase 15,304,486 and 1,814,546 shares of Common Stock were not included in the computation of diluted shares for the quarters ended December 31, 2001 and December 31, 2000, respectively, because the options’ exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions that had not been met as of December 31, 2001 and 2000.

6.         Litigation and Asserted Claims

            On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents. On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with the Company’s participation in an industry standards-setting group known as JEDEC where the Company is alleged not to have disclosed certain of its then-pending patents (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon’s U.S. patents.

6.         Litigation and Asserted Claims (continued)

            Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss Rambus’ patent infringement case and granted Rambus’ motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR standard setting. The actual fraud verdict with respect to DDR standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting the Company from filing additional patent infringement actions against Infineon in the U.S. under certain of the Company’s U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR devices and (subject to certain conditions) successor JEDEC-compliant devices.

            The Company has appealed the rulings by the Virginia court relating to infringement, including the Markman rulings on patent claim construction. The Company has also appealed numerous liability rulings by the Virginia court with respect to the JEDEC-related claims concerning SDRAM standard setting. The Company has also filed an appeal with respect to the permanent injunction ruling. Infineon has given notice it may cross-appeal adverse rulings. These appeals, which will be heard by the Court of Appeals for the Federal Circuit (CAFC), have been consolidated. The Company filed its opening brief on the Virginia liability and Markman rulings on November 2, 2001. On January 18, 2002, the Company filed a supplemental brief with the CAFC addressing issues arising from the Virginia court’s injunction. Briefing on all of the issues that have been appealed has been coordinated by the CAFC using a shortened schedule and a hearing on both of the Company’s appeals is expected in the summer of 2002.

            On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’ infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, after the expert delivers an opinion, which is expected in the first calendar quarter of 2002, the court will then determine whether Infineon products infringe Rambus’ patent. In the meantime, the validity of the same Rambus European patent is being reviewed by the European Patent Office.

            On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against the Company in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the

6.         Litigation and Asserted Claims (continued)

Company disputes Micron’s claims and asserts infringement by Micron of the eight U.S. patents. Some discovery is still ongoing in the Delaware action. Both sides have filed a number of potentially dispositive motions for summary judgment on which the Delaware court has not yet ruled. The judge has postponed trial on a number of the issues until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Issues, if any, that are to be tried before the outcome of the Infineon appeal is known are yet to be determined. However, the court reserved time on its docket in the second calendar quarter of 2002 for the potential resolution of such issues, if it determines that any exist that can be effectively tried before resolution of the Infineon appeal.

            In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and, in the case of the Italian action, mask sets from Micron facilities. The Micron German suit is, like the Infineon German suit, in the Mannheim court, which issued an “order for evidence” on December 7, 2001, which will result in the appointment of an expert. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending a determination by the European Patent Office on validity. In the Italian case, on December 21, 2000, the items seized were ordered returned based on jurisdictional grounds. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the “Monza court”) issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court, after considering the expert’s report, declined to grant Rambus a preliminary injunction. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal based on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan. In the meantime, the same European Patent Office validity proceedings that affect the German and British cases will determine the validity of the patent asserted by Rambus in Italy as well.

            In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European patent against the Company in the District Court of Avezzano, Italy. In response, the Company asserted infringement of the second European patent in Milan, Italy. The actions on the second European patent in Italy have also been stayed. Further, the Company filed suit against Micron in Germany and Italy for infringement of a third European patent. The German suit for infringement of the third European patent is pending in the Mannheim court, while the Italian suit on this third European patent has been stayed.

            On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California. Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with the Company’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in

6.         Litigation and Asserted Claims (continued)

connection with the Company’s participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys’ fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of the Company’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of the Company’s pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case on grounds that suggest that the stay will remain in place until there is an outcome in Rambus’ appeal in the Infineon case. At that point, Rambus will, depending on the outcome of the Virginia appeal, determine whether to challenge the California court's adoption of the Virginia claim construction.

            In September 2000, the Company filed suit against Hynix in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The French suit is in an early phase. The British suit has been temporarily stayed.

            On August 10, 2001, following the trial results in the Infineon case, Rambus Inc. was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning the Company’s involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California. On November 16, 2001, a lead plaintiff was appointed and the various cases will be consolidated and a consolidated amended complaint will be filed. The Company intends to defend itself in this action.

            On August 15, 2001, a purported shareholder derivative lawsuit was filed in Delaware Chancery Court. The Company is a nominal defendant and the Company’s directors are defendants. Additional similar actions were filed and were consolidated. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused the Company to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. The Company intends to file a motion to dismiss the complaint.

            Similar derivative actions were filed in California Superior Court, Santa Clara County. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. On November 15, 2001, the Court granted defendants’ motion to stay two of

6.         Litigation and Asserted Claims (continued)

these cases in deference to the Delaware actions described above. The third case was stayed by agreement of the parties.

            The Company has been in communication with the Federal Trade Commission (FTC) regarding its investigation of several standards-setting processes, including Rambus’ involvement in JEDEC. To the Company’s knowledge, there has been no decision by the FTC to move forward with any legal or other action relating to these matters.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs, and certain assumptions made by the Company’s management. These forward-looking statements include the following predictions regarding the Company’s future:

•	the expectation that contract revenues will decline in the next quarter and will fluctuate over time;
•	the belief that revenue from SDRAM memory devices will likely increase in future periods absent a decrease in unit volumes;
•	the belief that future RDRAM royalties will be largely dependent upon system sales by PC and workstation manufacturers and Sony;
•	the likelihood that royalties will continue to vary greatly from period to period;
•	the expectation that revenues derived from international licensees will continue to represent a significant portion of the Company’s total revenues in the future and that the Company will continue to experience significant revenue concentration for the foreseeable future;
•	the belief that cost of contract revenues will continue to fluctuate in the future;
•	the expectation that research and development expenses will increase over time;
•	the belief that the rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period;
•	the expectation that litigation expenses will vary from period to period;
•	the belief that the level of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period;
•	the anticipation that at the time achievement of the Intel milestones becomes probable, certain contingent warrants, Common Stock Equivalents, and options will result in an almost entirely non-cash charge to the statement of operations based on their fair value, and that the related payroll tax liabilities would likely be more than offset by cash received by the Company upon exercise of the warrants and options;
•	the expectation that the Company’s cash investments will remain relatively flat and that interest and other income will likely decline in future periods;
•	the anticipation that existing cash balances will be adequate to meet the Company’s cash needs for at least the next 12 months;
•	the Company’s intentions and expectations with regard to pending legal proceedings.

            These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks include, but are not limited to, those discussed in “Risk Factors” and below. The Company assumes no obligation to update the forward-looking statements or such factors.

Results of Operations

            The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company’s consolidated condensed statements of operations and the percentage change of such items between periods:

	Percent of Total Revenues, Three Months Ended December 31,		Percent Change, 2001 v.
	2001	2000	2000
Revenues:
Contract revenues	12.4%	22.7%	(60.8)%
Royalties	87.6	77.3	(18.9)

Total revenues	100.0%	100.0%	(28.4)
Costs and expenses:
Cost of contract revenues	8.7	6.4	(2.8)
Research and development	20.6	10.3	42.7
Marketing, general and administrative	40.3	26.7	8.4

Total costs and expenses	69.6	43.4	14.9

Operating income	30.4	56.6	(61.5)
Interest and other income, net	7.8	6.0	(6.5)

Income before income taxes	38.2	62.6	(56.3)
Provision for income taxes	13.4	25.0	(61.8)

Net income	24.8%	37.6%	(52.7)%

        Revenues. Total revenues were $24.9 million and $34.7 million in the first quarter of fiscal 2002 and 2001, respectively. Contract revenues decreased 60.8% to $3.1 million in the first quarter of fiscal 2002 from $7.9 million in the comparable period of fiscal 2001 largely due to the expiration of revenue recognition periods for several RDRAM contracts. Contract revenues in the fiscal 2002 period include the first contracts for RaSer® technology. Revenue from these first RaSer contracts commenced in the second half of fiscal 2001 and represents a small percentage of total contract revenue. The Company anticipates that contract revenues will decline in the next quarter and will fluctuate over time based upon the value of new contracts and the value of contracts for which the revenue recognition periods have expired.

        Royalties decreased 18.9% to $21.8 million in the first quarter of fiscal 2002 from $26.8 million in the comparable period of fiscal 2001 primarily due to price erosion in the DRAM industry. For the first of the Company’s two royalty sources, namely licensees’ shipments of RDRAM memory devices and memory controllers that connect to RDRAM memory devices, revenues in the fiscal 2002 period represent unit volume growth from licensees’ shipments into the desktop PC, workstation, and Sony PlayStation2 markets. This volume growth was offset by declines in average selling prices (ASPs) for RDRAM memory devices due to competitive pressures and the Company’s efforts to work closely with RDRAM licensees to reduce costs. The second of the Company’s two royalty sources is royalties from licensees for the use of Rambus patents and intellectual property in SDRAM, DDR and logic products which directly control these memories. ASPs for SDRAM memory devices also continued to decline for most of the fiscal 2002 period. In the absence of decreasing unit volumes, royalties from this source will likely increase in future periods due to recent increases in ASPs. Because of a slower than expected adoption of DDR in the third calendar quarter of 2001, the decline in SDRAM royalties was not offset by increased DDR royalties. In addition, in the third quarter of fiscal 2001, due to the rapid decline in DRAM ASPs and due to adverse interim results in litigation, the Company had discussions with one major SDRAM licensee and agreed to a reduced but fixed royalty amount on memory for at least four quarters. The Company believes the long-term financial impact of that agreement remains unchanged as, after the fourth quarter of the agreement, if the Company obtains favorable outcomes in its litigation, the royalty payments return to the original agreement level. Other licensees occasionally raise concerns similar to those raised by this licensee and there is no assurance that such concerns can be addressed in a similar fashion.

        The Company anticipates that future RDRAM royalties will be largely dependent upon system sales by PC and workstation manufacturers and Sony. The markets addressed by systems companies using RDRAM memory devices and controllers, including those in the video game console and PC businesses, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of RDRAM memory devices and controllers that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating RDRAM memory devices and controllers into their system products is contractually obligated to continue doing so. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period.

        Because all of the Company’s revenues are derived from its relatively small number of licensees, the Company’s revenues tend to be highly concentrated. In the first quarter of fiscal 2002 and 2001, the Company’s top five licensees accounted for 86% and 80% of total revenues, respectively. In the first quarter of fiscal 2002, three customers accounted for 40%, 21%, and 14% of total revenues, respectively. In the first quarter of 2001, four customers accounted for 24%, 18%, 17%, and 14% of total revenues, respectively. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell licensed memory devices and controllers to systems companies in any given period.

        The royalties received by the Company are also partially a function of the adoption of Rambus technology by systems companies and the acceptance of the systems companies’ products by end users. The Company generally does not have a direct contractual relationship with systems companies, and the royalty reports submitted by the Company’s licensees generally do not disclose the identity of, or unit volume of, licensed memory devices and controllers purchased by particular systems companies. As a result, it is difficult for the Company to predict the extent to which its future revenues will be dependent upon particular systems companies.

        In the first quarter of fiscal 2002 and 2001, international revenues constituted 56% and 87% of the Company’s total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

        Substantially all of the license fees, engineering service fees and nonrefundable, prepaid royalties from RDRAM and RaSer licenses are bundled together as contract fees because the Company generally does not provide or price these components separately. The RDRAM contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over revenue recognized is shown on the Company’s balance sheet as deferred revenue.

        SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees which include compensation for use of Rambus patents from the time the Company notifies the licensee of potential infringement. Accordingly, Rambus classifies these fees as royalty revenues that are recognized ratably over the five-year contract period. The excess of payments received over royalty revenue recognized is shown on the Company’s balance sheet as deferred revenue.

        As of December 31, 2001, the Company’s total deferred revenue from RDRAM, RaSer, SDRAM-compatible and DDR-compatible licenses was $33.7 million, substantially all of which is scheduled to be recognized in varying amounts over the next five years.

        Engineering Costs. Engineering costs, consisting of cost of contract revenues and research and development expenses, were $7.3 million and $5.8 million, which represented 29.3% and 16.7% of revenues, in the first quarters of fiscal 2002 and 2001, respectively. The increase in engineering costs in the fiscal 2002 period was primarily attributable to higher operating costs of the new office facilities to which the Company relocated at the beginning of the second quarter of fiscal 2001. The increase as a percentage of revenues is the result of the decrease in revenues.

        Cost of Contract Revenues. Cost of contract revenues was $2.2 million in each of the first quarters of fiscal 2002 and 2001. In the first quarter of fiscal 2002, the decrease in revenues drove cost of contract revenues to 8.7% of revenues, up from 6.4% in the comparable period of fiscal 2001. Cost of revenues accounted for 30% of total engineering costs in the first quarter of fiscal 2002, down from 38% in the comparable period of fiscal 2001. The decrease in cost of contract revenues as a percentage of total engineering costs reflects the shift in engineering resources toward development of the Company’s technology roadmap and new chip connection activities. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of RDRAM memory devices and controllers and RaSer ASIC cells go through the development and implementation phases.

        Research and Development. Research and development expenses were $5.1 million and $3.6 million in the first quarters of fiscal 2002 and 2001, respectively. In the first quarter of fiscal 2002, the decrease in revenues drove research and development expenses to 20.6% of revenues, up from 10.3% in the comparable period of fiscal 2001. Research and development expenses accounted for 70% of total engineering costs in the first quarter of fiscal 2002, up from 62% in the comparable period of fiscal 2001 as the Company continued to shift engineering resources to development of its technology roadmap and new chip connection activities. Research and development expenses include approximately $137,000 and $221,000 of deferred compensation costs and goodwill amortization in the first quarters of fiscal 2002 and 2001, respectively, related to the Company’s fiscal 2000 purchase of the intellectual property assets of a small company responsible for developing a serial link cell for network applications. The acquisition was accounted for as a purchase, which resulted in goodwill and deferred compensation costs that are being amortized over periods ranging from 2 to 5 years. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of memory devices and controllers. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company’s total revenues.

        Marketing, General and Administrative. Marketing, general and administrative expenses were $10.0 million and $9.2 million in the first quarters of fiscal 2002 and 2001, respectively. Litigation costs associated with the defense of the Company’s intellectual property totaled $4.5 million and $4.3 million in the first quarters of fiscal 2002 and 2001, respectively, and contributed to the increase in marketing, general and administrative expenses. In addition, at the beginning of the second quarter of fiscal 2001, the Company began to incur higher rent and other ongoing operating costs associated with relocating its corporate headquarters to a larger facility to accommodate anticipated long-term growth. Marketing, general and administrative expenses increased as a percentage of revenues from 26.7% in the first quarter of fiscal 2001 to 40.3% in the first quarter of fiscal 2002 primarily due to a reduced revenue base in the fiscal 2002 period.The Company expects marketing, general and administrative expenses to vary in the future as the Company markets its technology and assists systems companies with adapting this technology to new generations of products. Litigation expenses are expected to vary from period to period based upon the volatility of litigation activities and the Company’s efforts to focus its resources upon protecting its intellectual property rights. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company’s total revenues.

        Interest and Other Income, Net. Interest and other income was $1.9 million and $2.1 million in the first quarters of fiscal 2002 and 2001, respectively. Interest and other income consists primarily of interest income from the Company’s cash investments. In addition, beginning in the second fiscal quarter of 2001, interest and other income includes net income recognized from the Company’s sublease of its former office facilities in Mountain View, California. The decrease in interest and other income in the first quarter of fiscal 2002 from the comparable period of fiscal 2001 was primarily due to declining interest rates, the effect of which was partially offset by higher invested balances. The Company expects cash investments to remain relatively flat, and, with the decline in interest rates, interest and other income will likely decline in future periods, particularly if the Company’s sub-tenant does not continue to fulfill the terms of the current agreement.

        Provision for Income Taxes. The Company recorded a provision for income taxes of $3.3 million and $8.7 million in the first quarter of fiscal 2002 and 2001, respectively. The estimated federal and state combined rates on pretax income for the first quarters of fiscal 2002 and 2001 were 35% and 40%, respectively. The Company’s effective tax rate differs from the statutory rate due to differences related to the timing of recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

Contingent Warrants, Common Stock Equivalents, and Options

        In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technology. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of Common Stock of the Company at a purchase price of $2.50 per share (the “Intel warrant”). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets (the “Intel milestones”). A complete discussion of these milestones is set forth in the Intel warrant filed as Exhibit 4.4 to the Company’s Form 8-K filed on July 7, 2000. In September 2001, this warrant was canceled as part of contract negotiations which resulted in a new royalty-bearing contract with Intel.

        In October 1998, the Company’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants have an exercise price of $2.50 per share and a life of five years from the date of issue. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of December 31, 2001, a total of 1,520,000 of these warrants had been issued.

        In the first quarter of fiscal 2000, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus Common Stock for $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options granted in fiscal 2000 was contingent on an increase in the price of Rambus Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options will vest on the same basis as the former Intel and existing DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

        The magnitude of these charges is a function of the then current price of Rambus Common Stock at the time the charges are taken. For example, if these warrants, CSEs, and options were valued based upon a stock price of $25, the charge could be $150 million or more. The charge, when and if taken, will be non-cash except for payroll tax liabilities, which would likely be more than offset by cash received by the Company upon exercise of the warrants and options.

Share Repurchase Program

        In October 2001, the Company’s Board of Directors approved a share repurchase program of the Company’s Common Stock. Under the share repurchase program, the Company is authorized to purchase in open market transactions up to five million of the Company’s shares of outstanding Common Stock over an undefined period of time. During the first quarter of fiscal 2002, the Company repurchased 400,000 shares at a cost of approximately $3.4 million.

Liquidity and Capital Resources

        As of December 31, 2001, the Company had cash and cash equivalents and marketable securities of $158.9 million, including restricted investments of $12.0 million and a long-term marketable securities component of $36.9 million. As of the same date, the Company had total working capital of $104.1 million, including a short-term component of deferred revenue of $11.3 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue the Company expects to recognize over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $115.4 million as of December 31, 2001.

        The Company’s operating activities provided net cash of $6.0 million and $14.7 million in the first quarter of fiscal 2002 and 2001, respectively. In the fiscal 2002 period, net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and a decrease in accounts receivable and prepaids, deferred taxes and other assets, partially offset by a decrease in deferred revenue. The decrease in deferred revenue represents contract revenues recognized in excess of new contract billings.

        Net cash used in investing activities was $18.8 million and $9.6 million in the first quarter of fiscal 2002 and 2001, respectively. Investing activities have consisted primarily of net purchases and maturities of marketable securities, changes in restricted investments, and purchases of property and equipment.

        Net cash used in financing activities was $1.8 million in the first quarter of fiscal 2002 compared to $3.1 million provided in the comparable period of fiscal 2001. Financing activities have consisted primarily of proceeds from the sale of Common Stock under the Company’s Employee Stock Purchase and Option plans and, beginning in the first quarter of fiscal 2002, the repurchase of shares of the Company’s outstanding Common Stock. In the first quarter of fiscal 2002, the Company generated net proceeds of $1.6 million from the issuance of Common Stock and used cash of $3.4 million to repurchase Common Stock.

        The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Risk Factors

        Current and Potential Litigation. As the Company has extended its licensing program to SDRAM-compatible and DDR-compatible products, it has increasingly become involved in litigation either instigated by the Company or by the potential licensee. As of December 31, 2001, the Company was in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, the Company has claimed infringement of its patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. While the Company’s preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, there can be no assurance that such settlements will take place, that the Company will prevail if there is no settlement or that additional litigation will not result from future efforts by the Company to obtain additional SDRAM-compatible and DDR-compatible licenses. In addition, future litigation may be necessary to enforce the Company’s patents and other intellectual property rights, to protect the Company’s trade secrets, to enforce existing licenses, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that the Company would prevail in any future litigation. Any such litigation, whether or not determined in the Company’s favor or settled by the Company, is costly and could divert the efforts and attention of the Company’s management and technical personnel from normal business operations, which would have a material adverse effect on the Company’s business, financial condition and results of operations. Adverse determinations or adverse interim results in litigation could result in, and/or have already resulted in, at least on an interim basis, the Company losing certain rights, including the loss of the right to sue others for violating the Company’s proprietary rights, the Company being subjected to significant liabilities, the Company being required to seek licenses from third parties, the Company being prevented from licensing its technology, or the Company being required to renegotiate with current licensees on a temporary or permanent basis, any, or all, of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

        In any potential dispute involving the Company’s patents or other intellectual property, the Company’s licensees could also become the target of litigation. While the Company generally does not indemnify its licensees, some of its license agreements require the Company to provide technical support and information to a licensee which is involved in litigation involving use of Rambus technology. In addition, the Company is bound to indemnify certain licensees under the terms of certain RDRAM license agreements, and the Company may agree to indemnify others in the future. The Company’s support and indemnification obligations could result in substantial expenses to the Company. In addition to the time and expense required for the Company to supply such support or indemnification to its licensees, a licensee’s development, marketing and sales of memory devices and controllers could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on the Company’s business, financial condition and results of operations.

        Unpredictable and Fluctuating Operating Results. Because many of the Company’s revenue components fluctuate and are difficult to predict, and its expenses are largely independent of revenues in any particular period, it is difficult for the Company to accurately forecast revenues and profitability. Until the fourth quarter of FY 2000, contract revenues had represented the largest portion of the Company’s revenues. The Company recognizes contract revenues ratably over the period during which post-contract customer support on RDRAM and RaSer licenses is expected to be provided. While this means that contract revenues from current licenses are generally predictable, changes can be introduced by a reevaluation by Company management of the length of the post-contract support period. The initial estimate of this period is subject to revision as the RDRAM and RaSer technology being developed under a contract nears production, and such revision will result in an increase or decrease to the quarterly revenue for that contract. In addition, accurate prediction of revenues from new licenses is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Contract revenues also include fees for engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict. Adding to the complexity of making accurate financial forecasts is the fact that certain expenses associated with a particular contract may not be incurred evenly over the contract period, whereas contract fees associated with that contract are recognized ratably over the period during which the post-contract customer support is expected to be provided.

        Royalties accounted for 88% of total revenues in the first quarter of fiscal 2002 and 81% of total revenues in the fiscal year ended September 30, 2001. The Company believes that royalties will represent the majority of total revenues in future periods. Increasing royalty revenues will add to the difficulty in making accurate financial forecasts. Such royalties are recognized in the quarter in which the Company receives a report from a licensee regarding the shipment of licensed memory devices and controllers in the prior quarter, and are dependent upon fluctuating sales volumes and prices of chips containing Rambus technology, all of which are beyond the Company’s ability to control or assess in advance. The Company believes that its continued success will be substantially dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of revenue under existing contracts, as well as the Company’s ability to add new licensees and to license new generations of its technology to its existing licensees. Because a systems company can change its source of licensed memory devices and controllers at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed memory devices and controllers, could have a sudden and significant adverse effect on the Company’s revenues.

The Company’s business is subject to a variety of additional risks which could materially adversely affect quarterly and annual operating results, including:

•	market acceptance of the Company’s technology;

•	systems companies’ acceptance of memory devices and controllers produced by the Company’s licensees;

•	semiconductor and systems companies’ acceptance of RaSer technology;

•	market acceptance of the products of systems companies which have adopted the Company’s technology;

•	the loss of any strategic relationships with systems companies or licensees;

•	announcements or introductions of new technologies or products by the Company or the Company’s competitors;

•	delays or problems in the introduction or performance of enhancements or of future generations of the Company’s technology;

•	fluctuations in the market price and demand for memory devices and controllers into which the Company’s technology has been incorporated;

•	competitive pressures resulting in lower contract revenues or royalty rates;

•	changes in the Company’s and systems companies’ development schedules and levels of expenditure on research and development;

•	personnel changes, particularly those involving engineering and technical personnel;

•	costs associated with protecting the Company’s intellectual property;

•	adverse developments in litigation, including current litigation with potential SDRAM and DDR licensees;

•	the potential that Intel and other licensees could fail to make payments under their current contracts;

•	changes in Company strategies;

•	foreign exchange rate fluctuations or other changes in the international business climate; and

•	general economic trends and other factors.

Extreme Volatility of Stock Price. The trading price of the Company’s Common Stock has been subject to very wide fluctuations which may continue in the future in response to the following:

•	quarterly variations in operating results;

•	progress or lack of progress in the development of RDRAM memory devices by licensees or RDRAM memory device-based products by systems companies;

•	signing or not signing new licensees, especially for SDRAM-compatible, DDR-compatible, RaSer and Yellowstone licenses;

•	new litigation or developments in current litigation;

•	announcements of technological innovations or new products by the Company, its licensees or its competitors; and

•	developments with respect to patents or proprietary rights and other events or factors.

        The trading price of the Company’s Common Stock could also be subject to wide fluctuations in response to the publication of reports and changes in financial estimates by securities analysts, and it is possible that the Company’s actual results in one or more future periods will fall short of those estimates by securities analysts. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company’s Common Stock.

Dependence upon Limited Number of Licensees. The Company neither manufactures nor sells devices containing its memory or serial link chip-connection technology. In general, the Company licenses its technology to semiconductor companies, which in turn manufacture and sell licensed memory devices and controllers to systems companies which incorporate Rambus technology into their products. The Company’s strategy to become an industry standard is dependent upon the Company’s ability to make its technology widely available to systems companies through multiple semiconductor manufacturers, and there can be no assurance that the Company will be successful in maintaining its relationships with its current licensees or in entering into new relationships with additional licensees. In the case of RaSer serial links, semiconductor and systems companies may license directly from Rambus. The Company faces numerous risks in successfully obtaining RDRAM memory device and controller licensees on terms consistent with the Company’s business model, including, among others:

•	the lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party;

•	persuading large semiconductor companies to work with, to rely for critical technology on, and to disclose proprietary manufacturing technology to, a smaller company such as Rambus;

•	persuading potential licensees to bear certain development costs associated with RDRAM technology and to make the necessary investment to successfully produce RDRAM memory devices and controllers; and

•	successfully transferring technical know-how to licensees.

       To obtain new SDRAM-compatible and DDR-compatible licenses, the Company may have to resort to litigation, in many cases against the same companies who are RDRAM memory device and controller licensees of the Company. In addition, there are a relatively limited number of larger semiconductor companies to which the Company could license its interface technology in a manner consistent with its business model. The Company believes that its principal competition may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies.

Dependence upon Systems Companies. Although sales of RDRAM memory devices to systems companies which have adopted the Company’s technology for their products are not made directly by the Company, such sales directly affect the amount of royalties from RDRAM memory devices and controllers received by the Company. Therefore, the Company’s success is partially dependent upon the adoption of the Company’s chip-connection technology by systems companies, particularly those which develop and market high-volume business and consumer products such as PCs and home video game consoles. The sales of RaSer technology are directly impacted by the sales of systems using the technology regardless of whether the license is obtained directly or through a semiconductor company. The Company is subject to many risks beyond its control that influence the success or failure of a particular systems company, including, among others:

•	competition faced by the systems company in its particular industry;

•	market acceptance of the systems company’s products;

•	the engineering, sales and marketing and management capabilities of the systems company;

•	technical challenges unrelated to Rambus technology faced by the systems company in developing its products; and

•	the financial and other resources of the systems company.

The process of persuading systems companies to adopt the Company’s technology can be lengthy and, even if adopted, there can be no assurance that Rambus technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to the Company. Rambus must dedicate substantial resources to market to and support systems companies, in addition to supporting the sales, marketing and technical efforts of its licensees in promoting Rambus technology to systems companies. Even if a systems company develops a product based on Rambus technology, success in the market will depend in part on a supply of memory devices and controllers from Rambus licensees in sufficient quantities and at commercially attractive prices. Because the Company does not control the business practices of its licensees, it has no ability to establish the prices at which the chips containing its technology are made available to systems companies or the degree to which its licensees promote Rambus technology to systems companies.

No Assurance of Adoption of RDRAM Technology as an Industry Standard; Cost of RDRAM Technology. An important part of the Company’s strategy for its RDRAM technology to become an industry standard is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting RDRAM technology. Should a high profile industry participant adopt RDRAM technology for one or more of its products but fail to achieve success with those products, other industry participants’ perception of RDRAM technology could be adversely affected. Any such event could reduce future sales of RDRAM memory devices and controllers. Likewise, were a market leader to adopt and achieve success with a competing technology, the Company’s reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging the Rambus solution adopted by their competitors. Failure of the Company’s technology to be adopted as an industry standard would have a material adverse effect on the Company’s business, financial condition and results of operations.

    One important requirement for the Company’s RDRAM technology to be adopted as an industry standard is for any premium in the price and cost of RDRAM devices over alternatives to be reasonable in comparison to the perceived benefits of the technology. However, there can be no assurance that the price and cost premium for RDRAM memory over standard memory can be reduced sufficiently to allow the development of RDRAM as an industry standard. There can be no assurance that yields to the full 800, 1066, or 1200 MHz specification will maintain satisfactory levels. In addition, because of the extra interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAM devices than standard SDRAM for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard SDRAM version. Also, RDRAM manufacturers are responsible for their own manufacturing processes, and Rambus has no role in the manufacture of RDRAM memory devices. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to “shrink” or otherwise change a design to reduce the cost of the chips.

    RDRAM memory devices use newer-generation chip-scale packaging (“CSP”) and require high-speed testers for a portion of the test procedure. While the Company feels that testing costs for RDRAM memory devices in mass production volumes will be no greater than for current standard SDRAM, additional capital equipment is required and startup costs are incurred by the manufacturers producing RDRAM memory devices. In addition, for PC main memory applications, memory modules (called “RIMM™ modules”), connectors and clock chips must be produced by multiple vendors and available in volume. There is no assurance that such changes in the manufacturing processes and infrastructure of the DRAM industry can be accomplished at a sufficiently competitive price to allow the development of a mass market for RDRAM technology.

    Dependence upon PC Main Memory Market Segment and Intel. An important part of the Company’s strategy is for its RDRAM technology to penetrate the market segment for PC main memory. To date, the only use of RDRAM technology in this market is via chipsets developed by Intel which allow RDRAM memory devices to connect to Pentium III and Pentium IV processors. There can be no assurance that the pricing of RDRAM memory devices will be reduced to a competitive level or that Intel chipsets and RDRAM technology will be successful in penetrating the market segment for PC main memory. Furthermore, Intel has in the past changed its roadmap to eliminate certain products using RDRAM technology and there can be no assurance that Intel’s emphasis or priorities will not further change in the future, resulting in less attention and fewer resources being devoted to developing chipsets supporting RDRAM. Intel could stop developing chipsets that support RDRAM technology. Also, there can be no assurance that Rambus and Intel will continue to be able to work together successfully over an extended period of time or that Intel will not continue to develop or adopt competing technologies in the future.

    Revenue Concentration. The Company is subject to revenue concentration risks at both the licensee and the systems company levels. In the first quarter of fiscal 2002 and 2001, revenues from the Company’s top five licensees accounted for approximately 86% and 80% of the Company’s revenues, respectively. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts and the volumes and prices at which the licensees have recently sold licensed memory devices and controllers to systems companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future, although the Company anticipates that revenue will continue to be concentrated in a limited number of licensees.

    The royalties received by the Company are a function of the adoption of Rambus technology at the systems company level. Systems companies purchase semiconductors containing Rambus technology from Rambus licensees and, other than for RaSer technology, generally do not have a direct contractual relationship with the Company. The Company’s licensees generally do not provide detail as to the identity or volume of licensed memory devices and controllers purchased by particular systems companies. As a result, the Company faces difficulty in analyzing the extent to which its future revenues will be dependent upon particular systems companies. Systems companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of licensed memory devices and controllers that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that the Company’s licensees will receive from sales to these companies. There can be no assurance that a significant number of other systems companies will adopt the Company’s technology or that the Company’s dependence upon particular systems companies will decrease in the future.

    Reliance upon DRAM Market; Declines in DRAM Price and Unit Volume per System. In fiscal 2001 and the first quarter of fiscal 2002, a material percentage of the Company’s royalties was derived from the sale of DRAM. Royalties on DRAM are based on the volumes and prices of DRAM manufactured and sold by the Company’s licensees. The royalties received by the Company, therefore, are influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices (ASPs) during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties received by the Company, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of the Company’s RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices or in the Company’s royalty rates will not have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that the Company will be successful in maintaining or increasing its share of any market.

    Rapid Technological Change; Reliance on Fundamental Technology; Importance of Timely New Product Development. The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing evolutionary improvements. Since beginning operations in 1990, the Company has derived all of its revenue from its chip-connection technology and expects that this dependence on its fundamental technology will continue for the foreseeable future. Accordingly, broad acceptance of the Company’s technology is critical to the Company’s future success. The introduction or market acceptance of competing technology which renders the Company’s chip-connection technology less desirable or obsolete would have a rapid and material adverse effect on the Company’s business, results of operations and financial condition. The announcement of new products by the Company could cause licensees or systems companies to delay or defer entering into arrangements for the use of the Company’s technology, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

    The Company’s operating results will depend to a significant extent on its ability to introduce enhancements and new generations of its chip-connection technologies which keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. The Company must continually devote significant engineering resources to addressing the ever-increasing need for memory bandwidth associated with increases in the speed of microprocessors and other controllers, as well as to serial link and signaling technologies. Technical innovations of the type that will be required for the Company to be successful are inherently complex and require long development cycles, and there can be no assurance that the Company’s development efforts will ultimately be successful. In addition, these innovations must be completed before changes in the semiconductor industry have rendered them obsolete, must be available when systems companies require these innovations, and must be sufficiently compelling to cause semiconductor manufacturers to enter into licensing arrangements with Rambus for the new technologies. There can be no assurance that Rambus will be able to meet these requirements. Moreover, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that the Company will have the financial resources necessary to fund future development, that the Company’s licensees will continue to share certain research and development costs with the Company as they have in the past, or that revenues from enhancements or new generations of the Company’s technology, even if successfully developed, will exceed the costs of development.

    Competition. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Most major DRAM manufacturers, including RDRAM licensees, produce higher-frequency versions of standard DRAM, such as SDRAM and DDR, which compete with RDRAM memory devices. These companies are much larger and have better access to financial, certain technical and other resources than Rambus.

    The Company believes that its principal competition for memory interfaces may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies and are beginning to take a systems approach similar to the Company’s in solving the application needs of systems companies. Most DRAM suppliers have been producing DDR, aimed at doubling the memory bandwidth from SDRAM without increasing the clock frequency. While Rambus has been successful in negotiating SDRAM-compatible and DDR-compatible licenses with some DRAM manufacturers which include the payment of royalties on DDR, other manufacturers have not agreed to a license and are in litigation with the Company.

    A consortium including semiconductor and systems companies is thought to be developing an extension of DDR known as DDR-2 and another consortium is working on advanced DRAM technology (“ADT”). To the extent that these alternative technologies provide comparable system performance at lower or similar cost than RDRAM memory devices, or are perceived to require the payment of lower royalties, the Company’s licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company’s future competition will not have a material adverse effect on the Company’s business, results of operations and financial condition. While the Company might determine that such alternative technologies, when and if developed, infringe the Company’s patents, there can be no assurance that the Company would be able to negotiate agreements which would result in royalties paid to the Company without litigation, which could be costly and the result of which would be uncertain.

    In addition, certain semiconductor companies are now marketing ICs which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external interface to memory. Embedded DRAM is well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAM will not increase in the future.

    The Company believes that competition for RaSer technology will come from systems companies, semiconductor companies and other licensors of serial links. At the 10 gigabit per second speed, competition will also come from optical technology sold by systems and semiconductor companies.

    Limited Protection of Intellectual Property. While the Company has an active program to protect its proprietary technology through the filing of patents, there can be no assurance that the Company’s pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect the Company’s intellectual property or will not be challenged by third parties, that the Company will be successful in litigation relating to its patents, or that the patents of others will not have an adverse effect on the Company’s ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company.

    The Company attempts to protect its trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. The Company also relies on trademarks and trade secret laws to protect its intellectual property. Despite these efforts, there can be no assurance that others will not gain access to the Company’s trade secrets, or that the Company can meaningfully protect its intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although the Company intends to protect its rights vigorously, there can be no assurance that such measures will be successful.

    Rambus believes that it is important to develop and maintain a uniform RDRAM memory interface standard. The Company’s RDRAM contracts generally prevent a licensee from using licensee-developed patented improvements related to Rambus technology to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of Rambus chip-connection technology. Specifically, the contracts generally require licensees to grant to Rambus a royalty-free cross-license on patented licensee intellectual property related to the implementation of Rambus interface technology, which Rambus sublicenses to other licensees that have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

    Risks Associated with International Licenses. In the first quarter of fiscal 2002 and 2001, international revenues constituted 56% and 87% of the Company’s total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees have to date been denominated in United States dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in United States dollars, any royalties that the

Company receives as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed memory devices and controllers sold by the Company’s foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed memory devices and controllers could fall, which in turn would reduce the Company’s royalties. The Company does not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of the Company’s licensees are subject to a variety of risks, including:

•	tariffs, import restrictions and other trade barriers;

•	changes in regulatory requirements;

•	longer accounts receivable payment cycles;

•	adverse tax consequences;

•	export license requirements;

•	foreign government regulation;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

        In particular, the laws of certain countries in which the Company currently licenses or may in the future license its technology require significant withholding taxes on payments for intellectual property, which the Company may not be able to offset fully against its United States tax obligations. The Company is subject to the further risk that tax authorities in those countries may re-characterize certain engineering fees as license fees, which could result in increased tax withholdings and penalties. The Company’s licensees are subject to many of the risks described above with respect to systems companies which are located in different countries, particularly video game console and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with international licenses of the Company’s technology will not have a direct or indirect material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which the Company’s technology is, or may in the future be, licensed may not protect the Company’s intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company’s intellectual property.

Dependence on Key Personnel. The Company’s success depends to a significant extent on its ability to identify, attract, motivate and retain qualified technical, sales, marketing, finance and executive personnel. Because the future success of the Company is dependent upon its ability to continue to enhance and introduce new generations of its technology, the Company is particularly dependent upon its ability to identify, attract, motivate and retain qualified engineers with the requisite educational background and industry experience. Competition for qualified engineers, particularly those with significant industry experience, is intense. The Company is also dependent upon its senior management personnel, most of whom have worked together at the Company for several years. The loss of the services of any of the senior management personnel or a significant number of the Company’s engineers could be disruptive to the Company’s development efforts or business relationships and could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company generally does not enter into employment contracts with its employees and does not maintain key person life insurance.

    Management of Expanded Operations. The Company is not experienced in managing rapid growth. The Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company’s limited managerial, financial, engineering and other resources. The Company’s RaSer and RDRAM licensees and systems companies rely heavily on the Company’s technological expertise in designing, testing and manufacturing products incorporating the Company’s interface technologies. In addition, relationships with new RaSer and RDRAM licensees or systems companies generally require significant engineering support. As a result, any increases in adoption of the Company’s technology will increase the strain on the Company’s resources, particularly the Company’s engineers. Any delays or difficulties in the Company’s research and development process caused by these factors or others could make it difficult for the Company to develop future generations of its interface technology and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and could adversely affect the efficiency of the Company’s research and development process. The rate of the Company’s future expansion, if any, in combination with the complexity of the technology involved in the Company’s licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting the operational needs of the Company as well as the needs of the licensees and systems companies. Additionally, the Company may be required to reorganize its managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect on the Company resulting from a lack of effective management in any of these areas will be magnified. Inability to manage the expansion of the Company’s business would have a material adverse effect on its business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company will ensure the safety and preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies, other than immaterial cash accounts, and therefore is not subject to foreign exchange risk.

        The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

        The table below presents the carrying value and related weighted average interest rates for the Company’s investment portfolio. The carrying value approximates fair value at December 31, 2001.

	Carrying Value (in thousands)	Average Rate of Return at December 31, 2001 (annualized)
Investment portfolio:
Cash equivalents	$30,858	2.3%
United States government debt securities	51,634	3.6%
Corporate notes and bonds	30,631	4.9%
Foreign debt securities	15,629	4.6%
Municipal notes and bonds	10,848	2.3%
Commercial paper	8,649	2.6%

Total investment portfolio	$148,249

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

            On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with the Company’s participation in an industry standards-setting group known as JEDEC where the Company is alleged not to have disclosed certain of its then-pending patents (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon’s U.S. patents.

            Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss Rambus’ patent infringement case and granted Rambus’ motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR standard setting. The actual fraud verdict with respect to DDR standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting the Company from filing additional patent infringement actions against Infineon in the U.S. under certain of the Company’s U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR devices and (subject to certain conditions) successor JEDEC-compliant devices.

            The Company has appealed the rulings by the Virginia court relating to infringement, including the Markman rulings on patent claim construction. The Company has also appealed numerous liability rulings by the Virginia court with respect to the JEDEC-related claims concerning SDRAM standard setting. The Company has also filed an appeal with respect to the permanent injunction ruling. Infineon has given notice it may cross-appeal adverse rulings. These appeals, which will be heard by the Court of Appeals for the Federal Circuit (CAFC), have been consolidated (CAFC Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641). The Company filed its opening brief on the Virginia liability and Markman rulings on November 2, 2001. On January 18, 2002, the Company filed a supplemental brief with the CAFC addressing issues arising from the Virginia court’s injunction. Briefing on all of the issues that have been appealed has been coordinated by the CAFC using a shortened schedule and a hearing on both of the Company’s appeals is expected in the summer of 2002.

            On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’ infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, after the expert delivers an opinion, which is expected in the first calendar quarter of 2002, the court will then determine whether Infineon products infringe Rambus’ patent. In the meantime, the validity of the same Rambus European patent is being reviewed by the European Patent Office.

            On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against the Company in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron’s claims and asserts infringement by Micron of the eight U.S. patents. Some discovery is still ongoing in the Delaware action. Both sides have filed a number of potentially dispositive motions for summary judgment on which the Delaware court has not yet ruled. The judge has postponed trial on a number of the issues until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Issues, if any, that are to be tried before the outcome of the Infineon appeal is known are yet to be determined. However, the court reserved time on its docket in the second calendar quarter of 2002 for the potential resolution of such issues, if it determines that any exist that can be effectively tried before resolution of the Infineon appeal.

            In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The French and Italian actions included court-sanctioned seizure of documents, samples and, in the case of the Italian action, mask sets from Micron facilities. The Micron German suit is, like the Infineon German suit, in the Mannheim court, which issued an “order for evidence” on December 7, 2001, which will result in the appointment of an expert. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending a determination by the European Patent Office on validity. In the Italian case, on December 21, 2000, the items seized were ordered returned based on jurisdictional grounds. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the “Monza court”) issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court, after considering the expert’s report, declined to grant Rambus a preliminary injunction. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal based on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan. In the meantime, the same European Patent Office validity proceedings that affect the German and British cases will determine the validity of the patent asserted by Rambus in Italy as well.

            In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European patent against the Company in the District Court of Avezzano, Italy. In response, the Company asserted infringement of the second European patent in Milan, Italy. The actions on the second European patent in Italy have also been stayed. Further, the Company filed suit against Micron in Germany and Italy for infringement of a third European patent. The German suit for infringement of the third European patent is pending in the Mannheim court, while the Italian suit on this third European patent has been stayed.

            On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 PVT). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with the Company’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys’ fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of the Company’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of the Company’s pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case on grounds that suggest that the stay will remain in place until there is an outcome in Rambus’ appeal in the Infineon case. At that point, Rambus will, depending on the outcome of the Virginia appeal, determine whether to challenge the California court's adoption of the Virginia claim construction.

            In September 2000, the Company filed suit against Hynix in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The French suit is in an early phase. The British suit has been temporarily stayed.

            On August 10, 2001, following the trial results in the Infineon case, Rambus Inc. was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112 (Chesney, J.). That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning the Company’s involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California. On November 16, 2001, a lead plaintiff was appointed and the various cases will be consolidated and a consolidated amended complaint will be filed. The Company intends to defend itself in this action.

            On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. The Company is a nominal defendant and the Company’s directors are defendants. Additional similar actions were filed and were consolidated. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused the Company to engage in an improper course of conduct relating to

JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. The Company intends to file a motion to dismiss the complaint.

            Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901, Taylor v. Tate, et al., No. CV 801266, and Bonds v. Davidow et al., CV No. 802086. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. On November 15, 2001, the Court granted defendants’ motion to stay the Vista 2000 and Taylor cases in deference to the Delaware actions described above. The Bonds case was stayed by agreement of the parties.

            The Company has been in communication with the Federal Trade Commission (FTC) regarding its investigation of several standards-setting processes, including Rambus’ involvement in JEDEC. To the Company’s knowledge, there has been no decision by the FTC to move forward with any legal or other action relating to these matters.

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

RAMBUS INC.

Date: January 31, 2002	By:	/s/ Robert K. Eulau

Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer