Form 10-Q
period 2002-03-31
RAMBUS INC
filed 2002-04-30
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(650) 947-5000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 99,835,097 as of March 31, 2002.

RAMBUS INC.
FORM 10-Q

INDE X

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2002	September 30, 2001
	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,344	$44,195
Marketable securities	64,464	85,700
Accounts receivable	1,937	2,368
Prepaid and deferred taxes	10,138	7,665
Prepaids and other current assets	3,074	3,319

Total current assets	113,957	143,247
Property and equipment, net	14,050	15,862
Marketable securities, long-term	50,723	12,057
Restricted investments	12,253	13,605
Deferred taxes, long-term	37,270	44,275
Other assets	8,566	8,744

Total assets	$236,819	$237,790

LIABILITIES
Current liabilities:
Accounts and taxes payable, accrued payroll and other liabilities	$8,521	$7,977
Deferred revenue	12,150	14,398

Total current liabilities	20,671	22,375
Deferred revenue, less current portion	19,187	24,058

Total liabilities	39,858	46,433

Commitments and contingencies (Notes 4 and 6)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 99,835,097 shares at March 31, 2002 and 100,287,676 shares at September 30, 2001	100	100
Additional paid-in capital	275,984	282,911
Deferred stock-based compensation	—	(461)
Accumulated deficit	(78,939)	(91,861)
Accumulated other comprehensive gain (loss)	(184)	668

Total stockholders’ equity	196,961	191,357

Total liabilities and stockholders’ equity	$236,819	$237,790

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
	(Unaudited)
Revenues:
Contract revenues	$1,722	$7,581	$4,806	$15,450
Royalties	21,809	23,665	43,589	50,513

Total revenues	23,531	31,246	48,395	65,963

Costs and expenses:
Cost of contract revenues	1,842	3,057	4,000	5,277
Research and development	5,226	4,758	10,346	8,346
Marketing, general and administrative	7,750	12,585	17,774	21,832

Total costs and expenses	14,818	20,400	32,120	35,455

Operating income	8,713	10,846	16,275	30,508
Interest and other income, net	1,669	2,557	3,606	4,628

Income before income taxes	10,382	13,403	19,881	35,136
Provision for income taxes	3,634	5,361	6,959	14,054

Net income	$6,748	$8,042	$12,922	$21,082

Net income per share—basic	$0.07	$0.08	$0.13	$0.21

Net income per share—diluted	$0.07	$0.07	$0.12	$0.20

Number of shares used in per share calculations:
Basic	99,948	99,087	100,180	98,816
Diluted	102,945	107,588	103,596	108,084

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2002	2001
	(in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$12,922	$21,082
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit (cost) of stock option exercises	(47)	6,659
Depreciation	2,479	1,851
Amortization of deferred compensation	(160)	309
Amortization of goodwill	133	133
Change in operating assets and liabilities:
Accounts receivable	431	(444)
Prepaids, deferred taxes and other assets	4,822	(613)
Accounts and taxes payable, accrued payroll and other liabilities	502	221
Deferred revenue	(7,119)	(3,000)

Net cash provided by operating activities	13,963	26,198

Cash flows from investing activities:
Purchases of property and equipment	(667)	(11,214)
Purchases of marketable securities	(183,161)	(442,796)
Maturities of marketable securities	164,975	455,494
Purchases of investments	—	(5,000)
Decrease (increase) in restricted investments	1,352	(1,962)

Net cash used in investing activities	(17,501)	(5,478)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	2,162	8,563
Repurchase of Common Stock	(8,379)	—

Net cash provided by (used in) financing activities	(6,217)	8,563

Effect of exchange rates on cash and cash equivalents	(96)	(133)

Net increase (decrease) in cash and cash equivalents	(9,851)	29,150
Cash and cash equivalents at beginning of period	44,195	63,093

Cash and cash equivalents at end of period	$34,344	$92,243

Supplemental disclosure of cash flow information:
Taxes paid	$2,536	$7,150

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

2.    Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt both of these statements during the first quarter of fiscal 2003. In each of the fiscal quarters ended March 31, 2002 and 2001, goodwill amortization totaled $67,000. In each of the six month periods ended March 31, 2002 and 2001, goodwill amortization totaled $133,000.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive income (loss) is as follows (in thousands; unaudited):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net income	$6,748	$8,042	$12,922	$21,082
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	(82)	(96)	(133)
Unrealized gain (loss) on marketable securities	(589)	247	(756)	379

Other comprehensive income (loss)	(598)	165	(852)	246
Total comprehensive income	$6,150	$8,207	$12,070	$21,328

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Stockholders’ Equity

Warrants

In November 1996, the Company entered into an agreement with Intel Corporation for the development of high-speed semiconductor memory interface technology. In January 1997, as part of this agreement, the Company issued a warrant to purchase 4,000,000 shares of Common Stock of the Company at a purchase price of $2.50 per share (the “Intel warrant”). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM® chipsets (the “Intel milestones”). A complete discussion of these milestones is set forth in the Intel warrant filed as Exhibit 4.4 to the Company’s Form 8-K filed on July 7, 2000. In September 2001, this warrant was canceled as part of contract negotiations, which resulted in a new royalty-bearing contract with Intel.

In October 1998, the Company’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants have an exercise price of $2.50 per share and a life of five years from the date of issue. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants when and if achievement of the Intel milestones becomes probable. As of March 31, 2002, a total of 1,520,000 of these warrants had been issued.

Contingent Common Stock Equivalents and Options

In the first quarter of fiscal 2000, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus Common Stock for $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options granted in fiscal 2000 was contingent on an increase in the price of Rambus Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options vest on the same basis as the former Intel and existing DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options when and if achievement of the Intel milestones becomes probable.

Share Repurchase Program

In October 2001, the Company’s Board of Directors approved a share repurchase program of the Company’s Common Stock principally to reduce the dilutive effect of employee stock options. Under the share repurchase program, the Company is authorized to purchase in open market transactions up to five million of the Company’s shares of outstanding Common Stock over an undefined period of time. During the first half of fiscal 2002, the Company repurchased 1,035,000 shares at a cost of approximately $8.4 million.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Net Income Per Share

Net income per share is computed in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Net income per share is calculated as follows (in thousands, except per share data; unaudited):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net income	$6,748	$8,042	$12,922	$21,082

Weighted average common shares outstanding	99,948	99,087	100,180	98,816
Additional dilutive common stock equivalents	2,997	8,501	3,416	9,268

Diluted shares outstanding	102,945	107,588	103,596	108,084

Net income per share—basic	$0.07	$0.08	$0.13	$0.21

Net income per share—diluted	$0.07	$0.07	$0.12	$0.20

Options to purchase 15,298,428 and 14,888,428 shares of Common Stock were not included in the computation of diluted shares for the three and six months ended March 31, 2002, respectively, because the options’ exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions that had not been met as of the end of the period. For the same reasons, options to purchase 2,748,946 shares of Common Stock were not included in the computation of diluted shares for the three and six months ended March 31, 2001.

6.    Litigation and Asserted Claims

On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents. On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with the Company’s participation in an industry standards-setting group known as JEDEC where the Company is alleged not to have disclosed certain of its then-pending patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition,

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Litigation and Asserted Claims (continued)

Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon’s U.S. patents.

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

The Company has appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” The Company has also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. The Company has also filed an appeal with respect to the permanent injunction ruling. Infineon has appealed two rulings against it that Rambus committed no fraud with respect to the JEDEC DDR standard and that no injunction should reach patent enforcement actions in Europe. These appeals, which will be heard by the Court of Appeals for the Federal Circuit (CAFC), have been consolidated. Briefing on all of the issues that have been appealed has been coordinated by the CAFC using a shortened schedule. That briefing is now complete and a hearing on all appeals is scheduled for June 3, 2002.

On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’ infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, after the expert delivers an opinion, which is expected in the second calendar quarter of 2002, the court will then determine whether Infineon products infringe Rambus’ patent. In the meantime, the validity of the same Rambus European patent is being reviewed by the European Patent Office and a hearing is anticipated in the Fall of 2002.

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against the Company in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Litigation and Asserted Claims (continued)

Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron’s claims and asserts infringement by Micron of the eight U.S. patents. Some discovery is still ongoing in the Delaware action. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also has postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter.

In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The Company’s German suit against Micron is, like the Company’s German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That expert has been appointed and is the same expert as was appointed in the Infineon and Hynix cases in Germany. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending a determination by the European Patent Office on validity. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the “Monza court”) issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant Rambus a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California. Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with the Company’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys’ fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Litigation and Asserted Claims (continued)

Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of the Company’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of the Company’s pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case on grounds that suggest that the stay will remain in place until there is an outcome in Rambus’ appeal in the Infineon case. At that point, Rambus will, depending on the outcome of the Virginia appeal, determine whether to challenge the California court’s adoption of the Virginia claim construction.

In September 2000, the Company filed suit against Hynix in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The expert has been appointed and is the same expert as in the Infineon and Micron cases in Germany. The French suit is in an early phase. The British suit has been temporarily stayed.

On August 10, 2001, following the trial results in the Infineon case, Rambus Inc. was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning the Company’s involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001. A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. The Company intends to vigorously defend itself in this action and intends to move to dismiss the consolidated amended complaint. A hearing has not yet been scheduled on that motion.

On August 15, 2001, a purported shareholder derivative lawsuit was filed in Delaware Chancery Court. The Company is a nominal defendant and the Company’s directors are defendants. Additional similar actions were filed and were consolidated. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused the Company to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. The Company has filed a motion to dismiss the complaint.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Litigation and Asserted Claims (continued)

Similar derivative actions were filed in California Superior Court, Santa Clara County. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated on November 9, 2001 by the Court. The Court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds have agreed to stay those cases on similar terms. A case management conference regarding one of the cases has been scheduled for June 2002 in the Santa Clara Superior Court.

On April 3, 2002, the Company was served with a complaint filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access (DRAM) memory due to the Company’s alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on Rambus’ alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during the Company’s involvement at JEDEC in 1992 through 1996, as well as during the Company’s subsequent patent licensing and litigation efforts. The complaint alleges claims for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade, for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology, and a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. The Company has not yet filed its response but expects to vigorously defend itself in this action.

The Company is in communication with the staff of the Federal Trade Commission regarding its investigation of Rambus’ involvement in JEDEC. To the Company’s knowledge, there has been no decision by the Commission to move forward with any legal or other action relating to these matters.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs, and certain assumptions made by the Company’s management. These forward-looking statements include the following predictions regarding the Company’s future:

•	the expectation that contract revenues will remain relatively flat until the Company is successful in negotiating significant new license agreements and will fluctuate over time;

•	the belief that royalty revenue from SDRAM memory devices will likely increase in future periods absent a decrease in unit volumes;

•	the belief that the long-term financial impact of agreements with certain SDRAM and DDR licensees remains unchanged, notwithstanding the fixed royalty provisions contained in such agreements;

•	the belief that future RDRAM royalties will be largely dependent upon system sales by PC and workstation manufacturers and by Sony;

•	the likelihood that royalties will continue to vary greatly from period to period;

•	the expectation that the Company will continue to experience significant revenue concentration for the forseeable future;

•	the expectation that revenues derived from international licensees will continue to represent a significant portion of the Company’s total revenues in the future;

•	the belief that cost of contract revenues will continue to fluctuate in the future;

•	the expectation that research and development expenses will increase over time;

•	the belief that the rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period;

•	the expectation that marketing, general and administrative expenses, including litigation expenses, will vary from period to period;

•	the belief that the rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period;

•
the expectation that interest and other income will likely decline in the next quarter due to reduced sublease income, the effect of which is expected to be partially offset by rising interest rates and higher interest income;

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

•	the possible need to establish an additional valuation allowance with respect to the Company’s estimates regarding income taxes;

•	the anticipation that existing cash balances will be adequate to meet the Company’s cash needs for at least the next 12 months;

•	the belief that royalties will represent the majority of total revenues in future periods;

•	the expectation that increasing royalty revenues will add to the difficulty in making accurate financial forecasts;

•
the belief that the Company’s continued success will be substantially dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of revenue under existing contracts;

•	the belief that the Company’s principal competition may come from its licensees and prospective licensees;

•	the expectation that the Company will continue to depend on its fundamental chip-connection technology to generate revenue for the forseeable future;

•	the belief that competition for RaSer technology will come from systems companies, semiconductor companies and other licensors of serial links;

•	the intention to ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk;

•	the Company’s intentions and expectations with regard to pending legal proceedings.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks include, but are not limited to, those discussed in “Risk Factors” below. The Company assumes no obligation to update the forward-looking statements or such factors.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company’s consolidated condensed statements of operations and the percentage change of such items between periods:

	Percent of Total Revenues, Three Months Ended March 31,		Percent Change 2002 v. 2001
	2002	2001
Revenues:
Contract revenues	7.3%	24.3%	(77.3)%
Royalties	92.7	75.7	(7.8)

Total revenues	100.0%	100.0%	(24.7)%

Costs and expenses:
Cost of contract revenues	7.8	9.8	(39.7)
Research and development	22.2	15.2	9.8
Marketing, general and administrative	33.0	40.3	(38.4)

Total costs and expenses	63.0	65.3	(27.4)

Operating income	37.0	34.7	(19.7)
Interest and other income, net	7.1	8.2	(34.7)

Income before income taxes	44.1	42.9	(22.5)
Provision for income taxes	15.4	17.2	(32.2)

Net income	28.7%	25.7%	(16.1	) %

	Percent of Total Revenues, Six Months Ended March 31,		Percent Change 2002 v. 2001
	2002	2001
Revenues:
Contract revenues	9.9%	23.4%	(68.9)%
Royalties	90.1	76.6	(13.7)

Total revenues	100.0%	100.0%	(26.6)%

Costs and Expenses:
Cost of contract revenues	8.3	8.0	(24.2)
Research and development	21.4	12.6	24.0
Marketing, general and administrative	36.7	33.1	(18.6)

Total costs and expenses	66.4	53.7	(9.4)

Operating income	33.6	46.3	(46.7)
Interest and other income, net	7.5	7.0	(22.1)

Income before income taxes	41.1	53.3	(43.4)
Provision for income taxes	14.4	21.3	(50.5)

Net income	26.7%	32.0%	(38.7	) %

Revenues.    Total revenues for the three and six months ended March 31, 2002 decreased 24.7% and 26.6% to $23.5 million and $48.4 million, respectively, over the comparable three- and six-month periods in the previous year.

Contract revenues decreased 77.3% to $1.7 million (7.3% of total revenues) and 68.9% to $4.8 million (9.9% of total revenues) in the second quarter and first six months of fiscal 2002, respectively, over the comparable periods of fiscal 2001 largely due to the expiration of revenue recognition periods for several RDRAM contracts. Contract revenues in the fiscal 2002 periods include the first contracts for RaSer® technology. Revenue from these first RaSer contracts commenced in the second half of fiscal 2001 and represents a small percentage of total contract revenue. Contract revenues are expected to remain relatively flat until the Company is successful in negotiating significant new license agreements, such as for the Company’s new Yellowstone interface technology. Contract revenues generally fluctuate over time based upon the value of new contracts and the value of contracts for which the revenue recognition periods have expired.

Royalties in the second quarter and first half of fiscal 2002 were $21.8 million (92.7% of total revenues) and $43.6 million (90.1% of total revenues), respectively, down 7.8% and 13.7% from the comparable periods of fiscal 2001. For the first of the Company’s two royalty sources, namely licensees’ shipments of RDRAM memory devices and memory controllers that connect to RDRAM memory devices, revenues in the fiscal 2002 periods represent unit volume growth from licensees’ shipments into the desktop PC, server, workstation, and Sony PlayStation2 markets. This volume growth is exclusive of RDRAM controllers shipped by Intel, for which we do not receive unit volume information. This volume growth was offset by declines in average selling prices (ASPs) for RDRAM memory devices due to competitive pressures and the Company’s efforts to work closely with RDRAM licensees to reduce costs. The second of the Company’s two royalty sources is royalties from licensees for the use of Rambus patents and intellectual property in SDRAM, DDR and logic products which directly control these memories. Royalties from this source were significantly lower in the fiscal 2002 periods primarily due to a decline in ASPs for SDRAM memory devices from the fiscal 2001 periods. Because of a slower than expected adoption of DDR, the decline in SDRAM royalties was not offset by increased DDR royalties. In the absence of decreasing unit volumes, royalties for the use of Rambus patents and intellectual property in SDRAM memory devices will likely increase in future periods due to recent increases in ASPs. In the third quarter of fiscal 2001, due to the rapid decline in DRAM ASPs and due to adverse interim results in litigation, the Company had discussions with one major SDRAM and DDR licensee and agreed to a reduced but fixed royalty amount on memory for at least four quarters. In the third quarter of fiscal 2002, the Company had discussions with one minor SDRAM and DDR licensee and reached an agreement that also calls for fixed royalty payments. In both cases, the Company believes the long-term financial impact of these agreements remains unchanged because the royalty payments return to the original agreement levels if the Company obtains favorable outcomes in its litigation. Other licensees occasionally raise concerns similar to those raised by these licensees and there is no assurance that such concerns can be addressed in a similar fashion.

The Company anticipates that future RDRAM royalties will be largely dependent upon system sales by PC and workstation manufacturers and by Sony. The markets addressed by systems companies using RDRAM memory devices and controllers, including those in the video game console and PC businesses, are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of RDRAM memory devices and controllers that will be purchased in the future or the level of royalty-bearing revenues that the Company will receive due to these applications. None of the systems companies currently incorporating RDRAM memory devices and controllers into their system products is contractually obligated to continue doing so. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period.

Because most of the Company’s revenues are derived from a small number of licensees, the Company’s revenues tend to be highly concentrated. In the second quarter and first six months of fiscal 2002, the Company’s top five licensees accounted for 85% of total revenues. In the comparable periods of fiscal 2001, the Company’s top five licensees accounted for 76% of total revenues. During the second quarter of fiscal 2002, three customers accounted for 43%, 16%, and 16% of total revenues. During the first six months of fiscal 2002, the same three customers accounted for 42%, 18%, and 15% of total revenues. During the second quarter of fiscal 2001, four customers accounted for 30%, 17%, 11% and 10% of total revenues. During the first six months of fiscal 2001, the same four customers accounted for 27%, 18%, 14%, and 12% of total revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell licensed memory devices and controllers to systems companies in any given period.

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

International revenues constituted 53% and 55% of total revenues in the second quarter and first six months of fiscal 2002, respectively, and 93% and 89% in the comparable periods of fiscal 2001. In the fiscal 2002 periods, international revenues account for a reduced percentage of total revenues due to an increase in domestic revenues from the comparable periods of fiscal 2001. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

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

As of March 31, 2002, the Company’s total deferred revenue from RDRAM, RaSer, SDRAM-compatible and DDR-compatible licenses was $31.3 million, substantially all of which is scheduled to be recognized in varying amounts over the next four years.

Engineering Costs.    Engineering costs, consisting of cost of contract revenues and research and development expenses, decreased 9.6% to $7.1 million (30.0% of total revenues) and increased 5.3% to $14.3 million (29.7% of total revenues) in the second quarter and first six months of fiscal 2002, respectively, over the comparable periods of fiscal 2001. The decrease in engineering costs for the second quarter of fiscal 2002 from the comparable period of fiscal 2001 relates primarily to spending reduction efforts, particularly in the areas of compensation and outside services. The increase in engineering costs for the first half of fiscal 2002 was primarily attributable to higher operating costs of the new office facilities to which the Company relocated at the beginning of the second quarter of fiscal 2001.

Cost of Contract Revenues.    Cost of contract revenues was $1.8 million and $4.0 million in the second quarter and first six months of fiscal 2002, respectively, down 39.7% and 24.2% from the comparable periods of fiscal 2001. Cost of revenues accounted for 28% of total engineering costs in the first half of fiscal 2002, down from 39% in the comparable period of fiscal 2001. The decrease in cost of contract revenues as a percentage of total engineering costs reflects the shift in engineering resources toward development of the Company’s technology roadmap and new chip connection activities. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of RDRAM memory devices and controllers and RaSer ASIC cells go through the development and implementation phases.

Research and Development.    Research and development expenses were $5.2 million and $10.3 million in the second quarter and first six months of fiscal 2002, respectively, up 9.8% and 24.0% from the comparable periods of fiscal 2001. Research and development expenses accounted for 72% of total engineering costs in the first half of fiscal 2002, up from 61% in the comparable period of fiscal 2001 as the Company continued to shift engineering resources to development of its technology roadmap and new chip connection activities. The Company expects research and development expenses to increase over time as it enhances and improves its technology and applies it to new generations of memory devices and controllers. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company’s total revenues.

Marketing, General and Administrative.    Marketing, general and administrative expenses decreased 38.4% to $7.8 million and 18.6% to $17.8 million in the second quarter and first six months of fiscal 2002, respectively, from the comparable periods of fiscal 2001 largely due to a reduced level of legal activity as the Company awaits hearings and trials associated with the defense of its intellectual property. Litigation costs decreased to $1.6 million in the second quarter of fiscal 2002 from $7.3 million in the comparable period of 2001, and decreased to $6.1 million in the first half of fiscal 2002 from $11.6 million in the comparable period of 2001. The effect of reduced legal expenses was partially offset by higher payroll costs associated with changes in sales, marketing and administrative headcount and higher rent and other ongoing operating costs associated with relocating the Company’s corporate headquarters to a larger facility at the beginning of the second quarter of fiscal 2001 to accommodate anticipated long-term growth. In spite of a reduced revenue base in the fiscal 2002 period, marketing, general and administrative expenses decreased as a percentage of revenues from 40.3% in the second quarter of fiscal 2001 to 33.0% in the second quarter of fiscal 2002 primarily due to the significant reduction in legal expenses. The Company expects marketing, general and administrative expenses to vary in the future as the Company markets its technology and assists systems companies with adapting this technology to new generations of products. Litigation expenses are expected to vary from period to period based upon the volatility of litigation activities and the Company’s efforts to focus its resources upon protecting its intellectual property rights. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company’s total revenues.

Interest and Other Income, Net.    Interest and other income decreased to $1.7 million in the second quarter of fiscal 2002 from $2.6 million in the comparable period of fiscal 2001, and to $3.6 million in the first six months of fiscal 2002 from $4.6 million in the comparable period of fiscal 2001. Interest and other income consists primarily of interest income from the Company’s cash investments. In addition, beginning in the second fiscal quarter of 2001, interest and other income includes net income recognized from the Company’s sublease of its former office facilities in Mountain View, California. The decrease in interest and other income in the second quarter and first six months of fiscal 2002 from the comparable periods of fiscal 2001 was primarily the result of declining interest rates and reduced sublease income. In the second quarter of fiscal 2002, the Company agreed to accept reduced rent payments from its sub-tenant in exchange for an increase in the letter of credit that serves as collateral for certain of the sub-tenant’s obligations under the lease. Interest and other income will likely decline in the next quarter due to reduced sublease income, the effect of which is expected to be partially offset by rising interest rates and higher interest income.

Provision for Income Taxes.    The Company recorded a provision for income taxes of $3.6 million and $7.0 million in the second quarter and first six months of fiscal 2002, respectively, compared to a provision of $5.4 million and $14.1 million in the comparable periods of fiscal 2001, respectively. The estimated federal and state combined rates on pretax income for the first half of fiscal 2002 and 2001 were 35% and 40%, respectively. The Company’s effective tax rate differs from the statutory rate due to differences related to the timing of recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

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

In October 1998, the Company’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants have an exercise price of $2.50 per share and a life of five years from the date of issue. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants when and if achievement of the Intel milestones becomes probable. As of March 31, 2002, a total of 1,520,000 of these warrants had been issued.

In the first quarter of fiscal 2000, the Company granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus Common Stock for $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options granted in fiscal 2000 was contingent on an increase in the price of Rambus Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options vest on the same basis as the former Intel and existing DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options when and if achievement of the Intel milestones becomes probable.

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

Share Repurchase Program

In October 2001, the Company’s Board of Directors approved a share repurchase program of the Company’s Common Stock principally to reduce the dilutive effect of employee stock options. Under the share repurchase program, the Company is authorized to purchase in open market transactions up to five million of the Company’s shares of outstanding Common Stock over an undefined period of time. During the first half of fiscal 2002, the Company repurchased 1,035,000 shares at a cost of approximately $8.4 million.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, income taxes, litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company generates revenues from four types of agreements with semiconductor companies. The first type of agreement, for memory interface technology which is fully compatible with the RDRAM standard (“RDRAM licenses”), allows semiconductor manufacturers to manufacture and sell RDRAM memory devices and memory controllers that connect to RDRAM memory devices. The second type of agreement covers the use of Rambus patents and other intellectual property in synchronous DRAM (“SDRAM”) and double data-rate (“DDR”) memory devices and logic ICs which control such memory. The third type of agreement is for the RaSer cell that licensees integrate into their logic ICs for high-speed serial links. The fourth type of agreement is one with Intel for five years of payments which grants Intel access to Rambus’ complete patent portfolio.

RDRAM licenses allow a semiconductor manufacturer to use the Company’s proprietary technology and to receive engineering implementation services, customer support, and enhancements. The Company delivers to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface technology in the licensee’s process. An implementation package includes a specification, a generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM technology embedded in the customer’s product. Many licensees have contracted to have Rambus provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

The Company recognizes revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

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

SDRAM-compatible and DDR-compatible licenses also generally provide for the payment of fees which include compensation for use of Rambus patents from the time the Company notifies the licensee of potential infringement. Accordingly, the Company classifies these fees as royalty revenues, which are recognized ratably over the five-year contract period.

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

Litigation

As of March 31, 2002, we are involved in certain legal proceedings, as discussed in Note 6 of our consolidated financial statements. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recorded in our consolidated statement of operations. If we believe that an other-than-temporary decline exists in one of our marketable securities, it is our policy to write down these investments to the market value and record the related write-down as a reduction of interest income.

Income Taxes

As part of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment, based upon the advice of outside tax experts, is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of March 31, 2002, we have recorded a valuation allowance of $5.9 million due to uncertainties related to our ability to recover some of our deferred tax assets. The valuation allowance is based upon our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

As of March 31, 2002, the Company has net deferred tax assets of $45.2 million.

Liquidity and Capital Resources

As of March 31, 2002, the Company had cash and cash equivalents and marketable securities of $161.8 million, including restricted investments of $12.3 million and a long-term marketable securities component of $50.7 million. As of the same date, the Company had total working capital of $93.3 million, including a short-term component of deferred revenue of $12.1 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue the Company expects to recognize over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $105.4 million as of March 31, 2002.

The Company’s operating activities provided net cash of $14.0 million and $26.2 million in the first half of fiscal 2002 and 2001, respectively. In the fiscal 2002 period, net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and a decrease in prepaids, deferred taxes and other assets, partially offset by a decrease in deferred revenue. The decrease in deferred revenue represents contract revenues recognized in excess of new contract billings. Cash provided by operating activities affects the Company’s liquidity. For a discussion of risks associated with the Company’s operating activities, see “Risk Factors” below.

Net cash used in investing activities was $17.5 million and $5.5 million in the first half of fiscal 2002 and 2001, respectively. Investing activities have consisted primarily of net purchases and maturities of marketable securities, changes in restricted investments, and purchases of property and equipment.

Net cash used in financing activities was $6.2 million in the first half of fiscal 2002 compared to $8.6 million provided by financing activities in the comparable period of fiscal 2001. Financing activities have consisted primarily of proceeds from the sale of Common Stock under the Company’s Employee Stock Purchase and Option plans and, beginning in the first quarter of fiscal 2002, the repurchase of shares of the Company’s outstanding Common Stock. In the first half of fiscal 2002, the Company generated net proceeds of $2.2 million from the issuance of Common Stock and used cash of $8.4 million to repurchase Common Stock.

The Company presently anticipates that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Lease Commitments

The Company relocated its headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease its previous Mountain View facilities through the end of the existing lease term in February 2005. In the second quarter of fiscal 2002, the Company agreed to accept reduced rent payments from its sub-tenant in exchange for an increase in the letter of credit that serves as collateral for certain of the sub-tenant’s obligations under the lease.

The Company leases its present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, the Company provided the lessor with a letter of credit restricting $2.5 million of its cash as collateral for certain of the Company’s obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company’s investment policy. The letter of credit was reduced to $1.2 million upon the first anniversary of rent commencement, and is subject to further reduction to $0.6 million on the second anniversary of rent commencement.

As of March 31, 2002, aggregate future minimum payments under the leases are (in thousands):

Fiscal Year:	Leases	Subleases	Net Commitments
April 1, 2002 through September 30, 2002	$2,367	$672	$1,695
2003	4,846	1,554	3,292
2004	4,984	1,970	3,014
2005	4,660	900	3,760
2006	4,467	—	4,467
Thereafter	20,516	—	20,516
Total minimum lease payments	$41,840	$5,096	$36,744

Risk Factors

Current and Potential Litigation.    As the Company has extended its licensing program to SDRAM-compatible and DDR-compatible products, it has increasingly become involved in litigation either instigated by the Company or by the potential licensee. As of March 31, 2002, the Company was in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, the Company has claimed infringement of its patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. While the Company’s preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, there can be no assurance that such settlements will take place, that the Company will prevail if there is no settlement or that additional litigation will not result from future efforts by the Company to obtain additional SDRAM-compatible and DDR-compatible licenses. In addition, future litigation may be brought by federal regulatory authorities relating to the Company’s involvement with JEDEC or may be necessary to enforce the Company’s patents and other intellectual property rights, to protect the Company’s trade secrets, to enforce existing licenses, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that the Company would prevail in any future litigation. Any such litigation, whether or not determined in the Company’s favor or settled by the Company, is costly and could divert the efforts and attention of the Company’s management and technical personnel from normal business operations, which would have a material adverse effect on the Company’s business, financial condition and results of operations. Adverse determinations or adverse interim results in litigation could result in, and/or have already resulted in, at least on an interim basis, the Company losing certain rights, including the loss of the right to sue others for violating the Company’s proprietary rights, the Company being subjected to significant liabilities, the Company being required to seek licenses from third parties, the Company being prevented from licensing its technology, or the Company being required to renegotiate with current licensees on a temporary or permanent basis, any, or all, of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Royalties accounted for 90% of total revenues in the first half of fiscal 2002 and 81% of total revenues in the fiscal year ended September 30, 2001. The Company believes that royalties will represent the majority of total revenues in future periods. Increasing royalty revenues will add to the difficulty in making accurate financial forecasts. Such royalties are recognized in the quarter in which the Company receives a report from a licensee regarding the shipment of licensed memory devices and controllers in the prior quarter, and are dependent upon fluctuating sales volumes and prices of chips containing Rambus technology, all of which are beyond the Company’s ability to control or assess in advance. The Company believes that its continued success will be substantially dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of revenue under existing contracts, as well as the Company’s ability to add new licensees and to license new generations of its technology to its existing licensees. Because a systems company can change its source of licensed memory devices and controllers at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed memory devices and controllers, could have a sudden and significant adverse effect on the Company’s revenues.

The Company’s business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

•	market acceptance of the Company’s technology;

•	systems companies’ acceptance of memory devices and controllers produced by the Company’s licensees;

•	semiconductor and systems companies’ acceptance of RaSer and Yellowstone technology;

•	market acceptance of the products of systems companies which have adopted the Company’s technology;

•	the loss of any strategic relationships with systems companies or licensees;

•	announcements or introductions of new technologies or products by the Company or the Company’s competitors;

•	delays or problems in the introduction or performance of enhancements or of future generations of the Company’s technology;

•	fluctuations in the market price and demand for memory devices and controllers into which the Company’s technology has been incorporated;

•	competitive pressures resulting in lower contract revenues or royalty rates;

•	changes in the Company’s and systems companies’ development schedules and levels of expenditure on research and development;

•	personnel changes, particularly those involving engineering and technical personnel;

•	costs associated with protecting the Company’s intellectual property;

•	adverse developments in litigation, including current litigation with potential SDRAM and DDR licensees;

•	the Company’s reliance upon the accuracy of royalties reported by licensees;

•	the potential that Intel and other licensees could fail to make payments under their current contracts;

•	changes in Company strategies;

•	fluctuations in the value of the Company’s strategic investments;

•	foreign exchange rate fluctuations or other changes in the international business climate; and

•	general economic trends and other factors.

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

Dependence upon Limited Number of Licensees.    The Company neither manufactures nor sells devices containing its memory or serial link chip-connection technology. In general, the Company licenses its technology to semiconductor companies, which in turn manufacture and sell licensed memory devices, memory controllers, and serial links to systems companies which incorporate Rambus technology into their products. The Company’s strategy to maintain RDRAM as an industry standard is dependent upon the Company’s ability to make its technology widely available to systems companies through multiple semiconductor manufacturers, and there can be no assurance that the Company will be successful in maintaining its relationships with its current licensees or in entering into new relationships with additional licensees. In the case of RaSer serial links, semiconductor and systems companies may license directly from Rambus. The Company faces numerous risks in successfully obtaining RDRAM memory device and controller licensees on terms consistent with the Company’s business model, including, among others:

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

No Assurance of Adoption of RDRAM Technology as the Mainstream Industry Standard; Cost of RDRAM Technology.    An important part of the Company’s strategy for its RDRAM technology to become the mainstream industry standard is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting RDRAM technology. Should a high profile industry participant adopt RDRAM technology for one or more of its products but fail to achieve success with those products, other industry participants’ perception of RDRAM technology could be adversely affected. Any such event could reduce future sales of RDRAM memory devices and controllers. Likewise, were a market leader to adopt and achieve success with a competing technology, the Company’s reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging the Rambus solution adopted by their competitors. Failure of the Company’s technology to be adopted as the mainstream industry standard and/or to maintain performance leadership would have a material adverse effect on the Company’s business, financial condition and results of operations.

One important requirement for the Company’s RDRAM technology to be adopted as the mainstream industry standard is for any premium in the price and cost of RDRAM devices over alternatives to be reasonable in comparison to the perceived benefits of the technology. However, there can be no assurance that the price and cost premium for RDRAM memory over standard memory can be reduced sufficiently to allow the development of RDRAM as the mainstream industry standard. There can be no assurance that yields to the full 800, 1066, or 1200 MHz specification will maintain satisfactory levels. In addition, because of the extra interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAM devices than standard SDRAM for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard SDRAM version. Also, RDRAM manufacturers are responsible for their own manufacturing processes, and Rambus has no role in the manufacture of RDRAM memory devices. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to “shrink” or otherwise change a design to reduce the cost of the chips.

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

Dependence upon PC Main Memory Market Segment and Intel.    An important part of the Company’s strategy is for its RDRAM technology to penetrate the market segment for PC main memory. To date, the only use of RDRAM technology in this market is via chipsets developed by Intel which allow RDRAM memory devices to connect to Pentium III and Pentium IV processors. There can be no assurance that the pricing of RDRAM memory devices will be reduced to a competitive level or that Intel chipsets and RDRAM technology will be successful in penetrating the market segment for PC main memory. Furthermore, Intel has in the past changed its roadmap to eliminate certain products using RDRAM technology and there can be no assurance that Intel’s emphasis or priorities will not further change in the future, resulting in less attention and fewer resources being devoted to developing chipsets supporting RDRAM. Intel could stop developing chipsets that support RDRAM technology. Also, there can be no assurance that Rambus and Intel will continue to be able to work together successfully over an extended period of time or that Intel will not continue to develop or adopt competing technologies in the future. Failure of the Company’s technology to maintain performance leadership would have a material adverse effect on the Company’s business, financial condition and results of operations.

Revenue Concentration.    The Company is subject to revenue concentration risks at both the licensee and the systems company levels. In the first half of fiscal 2002 and 2001, revenues from the Company’s top five licensees accounted for approximately 85% and 76% of the Company’s revenues, respectively. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts and the volumes and prices at which the licensees have recently sold licensed memory devices and controllers to systems companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future, although the Company anticipates that revenue will continue to be concentrated in a limited number of licensees.

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

Reliance upon DRAM Market; Declines in DRAM Price and Unit Volume per System.    In fiscal 2001 and the first half of fiscal 2002, a material percentage of the Company’s royalties was derived from the sale of DRAM. Royalties on DRAM are based on the volumes and prices of DRAM manufactured and sold by the Company’s licensees. The royalties received by the Company, therefore, are influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices (ASPs) during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties received by the Company, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of the Company’s RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices or in the Company’s royalty rates will not have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that the Company will be successful in maintaining or increasing its share of any market.

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

Competition.    The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Most major DRAM manufacturers, including RDRAM licensees, produce SDRAM, DDR, FCRAM, and RLDRAM, which compete with RDRAM memory devices. These companies are much larger and have better access to financial, certain technical and other resources than Rambus.

The Company believes that its principal competition for memory interfaces may come from its licensees and prospective licensees, many of which are evaluating and developing products based on alternative technologies and are beginning to take a systems approach similar to the Company’s in solving the application needs of systems companies. Most DRAM suppliers have been producing DDR, which doubles the memory bandwidth compared to SDRAM without doubling the clock frequency. While Rambus has been successful in negotiating SDRAM-compatible and DDR-compatible licenses with some DRAM manufacturers which include the payment of royalties on DDR, other manufacturers have not agreed to a license and are in litigation with the Company.

A consortium including semiconductor and systems companies is thought to be developing an extension of DDR known as DDR-2. To the extent that these alternative technologies provide comparable system performance at lower than or similar cost to RDRAM memory devices, or are perceived to require the payment of lower royalties, the Company’s licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that the Company’s future competition will not have a material adverse effect on the Company’s business, results of operations and financial condition. While the Company might determine that such alternative technologies, when and if developed, infringe the Company’s patents, there can be no assurance that the Company would be able to negotiate agreements which would result in royalties paid to the Company without litigation, which could be costly and the result of which would be uncertain.

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

Risks Associated with International Licenses.    In the first half of fiscal 2002 and 2001, international revenues constituted 55% and 89% of the Company’s total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees have to date been denominated in United States dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in United States dollars, any royalties that the Company receives as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed memory devices and controllers sold by the Company’s foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed memory devices and controllers could fall, which in turn would reduce the Company’s royalties. The Company does not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of the Company’s licensees are subject to a variety of risks, including:

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

Management of Expanded Operations.    The Company is not experienced in managing rapid growth. The Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company’s limited managerial, financial, engineering and other resources. The Company’s RaSer and RDRAM licensees and systems companies rely heavily on the Company’s technological expertise in designing, testing and manufacturing products incorporating the Company’s interface technologies. In addition, relationships with new Yellowstone, RaSer and RDRAM licensees or systems companies generally require significant engineering support. As a result, any increases in adoption of the Company’s technology will increase the strain on the Company’s resources, particularly the Company’s engineers. Any delays or difficulties in the Company’s research and development process caused by these factors or others could make it difficult for the Company to develop future generations of its interface technology and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and could adversely affect the efficiency of the Company’s research and development process. The rate of the Company’s future expansion, if any, in combination with the complexity of the technology involved in the Company’s licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting the operational needs of the Company as well as the needs of the licensees and systems companies. Additionally, the Company may be required to reorganize its managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect on the Company resulting from a lack of effective management in any of these areas will be magnified. Inability to manage the expansion of the Company’s business would have a material adverse effect on its business, financial condition and results of operations.

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

The table below presents the carrying value and related weighted average interest rates for the Company’s investment portfolio. The carrying value approximates fair value at March 31, 2002.

	Carrying Value (in thousands)	Average Rate of Return at March 31, 2002 (annualized)
Investment portfolio:
Cash equivalents	$34,784	1.9%
United States government debt securities	48,872	3.4%
Corporate notes and bonds	33,955	4.1%
Foreign debt securities	12,020	4.5%
Municipal notes and bonds	19,348	2.1%
Commercial paper	992	1.9%

Total investment portfolio	$149,971

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

On August 8, 2000, the Company filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against the Company in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by the Company of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with the Company’s participation in an industry standards-setting group known as JEDEC where the Company is alleged not to have disclosed certain of its then-pending patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, the Company amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against the Company relating to Infineon’s U.S. patents.

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

The Company has appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” The Company has also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. The Company has also filed an appeal with respect to the permanent injunction ruling. Infineon has appealed two rulings against it that Rambus committed no fraud with respect to the JEDEC DDR standard and that no injunction should reach patent enforcement actions in Europe. These appeals, which will be heard by the Court of Appeals for the Federal Circuit (CAFC), have been consolidated (CAFC Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641). Briefing on all of the issues that have been appealed has been coordinated by the CAFC using a shortened schedule. That briefing is now complete and a hearing on all appeals is scheduled for June 3, 2002.

On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’ infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, after the expert delivers an opinion, which is expected in the second calendar quarter of 2002, the court will then determine whether Infineon products infringe Rambus’ patent. In the meantime, the validity of the same Rambus European patent is being reviewed by the European Patent Office and a hearing is anticipated in the Fall of 2002.

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against the Company in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron’s claims and asserts infringement by Micron of the eight U.S. patents. Some discovery is still ongoing in the Delaware action. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also has postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter.

In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The Company’s German suit against Micron is, like the Company’s German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That expert has been appointed and is the same expert as was appointed in the Infineon and Hynix cases in Germany. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending a determination by the European Patent Office on validity. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the “Monza court”) issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant Rambus a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 PVT). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with the Company’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys’ fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of the Company’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of the Company’s pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case on grounds that suggest that the stay will remain in place until there is an outcome in Rambus’ appeal in the Infineon case. At that point, Rambus will, depending on the outcome of the Virginia appeal, determine whether to challenge the California court’s adoption of the Virginia claim construction.

In September 2000, the Company filed suit against Hynix in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The expert has been appointed and is the same expert as in the Infineon and Micron cases in Germany. The French suit is in an early phase. The British suit has been temporarily stayed.

On August 10, 2001, following the trial results in the Infineon case, Rambus Inc. was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning the Company’s involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. The Company intends to vigorously defend itself in this action and intends to move to dismiss the consolidated amended complaint. A hearing has not yet been scheduled on that motion.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. The Company is a nominal defendant and the Company’s directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No.

19122-NC (filed Sept. 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused the Company to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. The Company has filed a motion to dismiss the complaint.

Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901, Taylor v. Tate, et al., No. CV 801266. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as Vista 2000 v. Davidow, CV No. 800901 on November 9, 2001 by the Court. The Court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds, Bonds v. Davidow et al., CV No. 802086, and Sujan v. Rambus, Inc., CV No. 803367, have agreed to stay those cases on similar terms. A case management conference regarding the Sujan case has been scheduled for June 2002 in the Santa Clara Superior Court.

On April 3, 2002, the Company was served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers”of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access (DRAM) memory due to the Company’s alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on Rambus’ alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during the Company’s involvement at JEDEC in 1992 through 1996, as well as during the Company’s subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code § 16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code § 17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. The Company has not yet filed its response but expects to vigorously defend itself in this action.

The Company is in communication with the staff of the Federal Trade Commission regarding its investigation of Rambus’ involvement in JEDEC. To the Company’s knowledge, there has been no decision by the Commission to move forward with any legal or other action relating to these matters.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on February 5, 2002 (the “Annual Meeting”). At the Annual Meeting, stockholders voted on two matters: (i) the election of four Class I directors for a term of two years expiring in 2004, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending September 30, 2002. The stockholders elected management’s nominees as the Class I directors in an uncontested election and ratified the appointment of the independent accountants by the following votes, respectively:

(i)	Election of Class I directors for a term of two years expiring in 2004:

	Votes For	Votes Withheld
Bruce Dunlevie	86,501,676	1,046,098
Charles Geschke	86,505,099	1,042,675
Mark Horowitz	86,284,035	1,263,739
David Mooring	86,150,261	1,397,513

The Company’s Board of Directors is currently comprised of seven members who are divided into two classes with overlapping two-year terms. The term for Class II directors (William Davidow, P. Michael Farmwald, and Geoff Tate) will expire at the meeting of stockholders to be held in 2003.

(ii)	Ratification of appointment of PricewaterhouseCoopers LLP as independent accountants:

Votes For	Votes Against	Abstentions
86,888,638	512,075	147,061

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

10.16	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc., filed herewith.

(b) Reports on Form 8-K

None.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: April 30, 2002	By:	/S/ ROBERT K. EULAU
Robert K. Eulau,
Senior Vice President, Finance, and Chief Financial Officer