Form 10-Q
period 2002-06-30
RAMBUS INC
filed 2002-07-30
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
          (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒    No ☐
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 98,619,492 as of June 30, 2002.

RAMBUS INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2002	September 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,982	$44,195
Marketable securities	65,708	85,700
Accounts receivable	197	2,368
Prepaid and deferred taxes	7,850	7,665
Prepaids and other current assets	4,290	3,319

Total current assets	109,027	143,247
Property and equipment, net	13,456	15,862
Marketable securities, long-term	54,000	12,057
Restricted investments	12,577	13,605
Deferred taxes, long-term	37,637	44,275
Other assets	6,154	8,744

Total assets	$232,851	$237,790

LIABILITIES
Current liabilities:
Accounts and taxes payable, accrued payroll and other liabilities	$7,773	$7,977
Deferred revenue	11,146	14,398

Total current liabilities	18,919	22,375
Deferred revenue, less current portion	17,124	24,058

Total liabilities	36,043	46,433

Commitments and contingencies (Notes 4 and 6)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 98,619,492 shares at June 30, 2002 and 100,287,676 shares at September 30, 2001	99	100
Additional paid-in capital	269,339	282,911
Deferred stock-based compensation	—	(461)
Accumulated deficit	(73,042)	(91,861)
Accumulated other comprehensive gain	412	668

Total stockholders’ equity	196,808	191,357

Total liabilities and stockholders’ equity	$232,851	$237,790

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
	(Unaudited)
Revenues:
Contract revenues	$1,507	$3,514	$6,313	$18,964
Royalties	22,183	19,787	65,772	70,300

Total revenues	23,690	23,301	72,085	89,264

Costs and expenses:
Cost of contract revenues	1,786	2,692	5,786	7,969
Research and development	5,844	4,822	16,190	13,168
Marketing, general and administrative	8,411	13,893	26,185	35,725

Total costs and expenses	16,041	21,407	48,161	56,862

Operating income	7,649	1,894	23,924	32,402
Interest and other income, net	1,423	2,317	5,029	6,945

Income before income taxes	9,072	4,211	28,953	39,347
Provision for income taxes	3,175	504	10,134	14,558

Net income	$5,897	$3,707	$18,819	$24,789

Net income per share—basic	$0.06	$0.04	$0.19	$0.25

Net income per share—diluted	$0.06	$0.04	$0.18	$0.23

Number of shares used in per share calculations:
Basic	99,511	99,969	99,947	99,200
Diluted	101,761	102,889	102,989	107,214

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2002	2001
	(in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$18,819	$24,789
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit (cost) of stock option exercises	(71)	6,659
Depreciation	3,735	3,171
Amortization of deferred compensation	(160)	464
Amortization of goodwill	200	200
Gain on sale of securities	(2,022)	—
Increase in valuation allowance related to investments	1,991	—
Change in operating assets and liabilities:
Accounts receivable	2,171	(6,031)
Prepaids, deferred taxes and other assets	5,322	(3,126)
Accounts and taxes payable, accrued payroll and other liabilities	(246)	895
Deferred revenue	(10,186)	(5,418)

Net cash provided by operating activities	19,553	21,603

Cash flows from investing activities:
Purchases of property and equipment	(1,329)	(12,913)
Purchases of marketable securities	(245,776)	(651,411)
Maturities of marketable securities	223,573	635,227
Purchases of investments	—	(5,000)
Sales of investments	2,581	—
Decrease (increase) in restricted investments	1,028	(3,064)

Net cash used in investing activities	(19,923)	(37,161)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	3,466	10,337
Repurchase of Common Stock	(16,305)	—

Net cash provided by (used in) financing activities	(12,839)	10,337

Effect of exchange rates on cash and cash equivalents	(4)	(131)

Net decrease in cash and cash equivalents	(13,213)	(5,352)
Cash and cash equivalents at beginning of period	44,195	63,093

Cash and cash equivalents at end of period	$30,982	$57,741

Supplemental disclosure of cash flow information:
Taxes paid	$3,861	$9,388

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

2.    Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt both of these statements during the first quarter of fiscal 2003. In each of the fiscal quarters ended June 30, 2002 and 2001, goodwill amortization totaled $67,000. In each of the nine month periods ended June 30, 2002 and 2001, goodwill amortization totaled $200,000.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

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

Comprehensive income (loss) is as follows (in thousands; unaudited):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net income	$5,897	$3,707	$18,819	$24,789
Other comprehensive income (loss):
Foreign currency translation adjustments	92	3	(4)	(130)
Unrealized gain (loss) on marketable securities	504	(29)	(252)	350

Other comprehensive income (loss)	596	(26)	(256)	220

Total comprehensive income	$6,493	$3,681	$18,563	$25,009

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

In October 1998, the Company’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants have an exercise price of $2.50 per share and a life of five years from the date of issue. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants when and if achievement of the Intel milestones becomes probable. As of June 30, 2002, a total of 1,520,000 of these warrants had been issued.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Stockholders’ Equity (continued)

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

Share Repurchase Program

In October 2001, the Company’s Board of Directors approved a share repurchase program of the Company’s Common Stock principally to reduce the dilutive effect of employee stock options. Under the share repurchase program, the Company is authorized to purchase in open market transactions up to five million of the Company’s shares of outstanding Common Stock over an undefined period of time. During the first nine months of fiscal 2002, the Company repurchased 2,521,374 shares at a cost of approximately $16.3 million.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net income	$5,897	$3,707	$18,819	$24,789

Weighted average common shares outstanding	99,511	99,969	99,947	99,200
Additional dilutive common stock equivalents	2,250	2,920	3,042	8,014

Diluted shares outstanding	101,761	102,889	102,989	107,214

Net income per share—basic	$0.06	$0.04	$0.19	$0.25

Net income per share—diluted	$0.06	$0.04	$0.18	$0.23

Options to purchase 15,389,290 and 15,035,290 shares of Common Stock were not included in the computation of diluted shares for the three and nine months ended June 30, 2002, respectively, because the options’ exercise prices were greater than the average market price of the common shares for the period or the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Net Income Per Share (continued)

options were contingent upon the satisfaction of certain conditions that had not been met as of the end of the period. For the same reasons, options to purchase 12,141,362 and 4,869,629 shares of Common Stock were not included in the computation of diluted shares for the three and nine months ended June 30, 2001, respectively.

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

The Company has appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” The Company has also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. The Company has also filed an appeal with respect to the permanent injunction ruling. Infineon has appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC). Briefing on all of the issues appealed was completed on an expedited schedule, oral arguments were heard by the CAFC on June 3, 2002, and the Company is currently awaiting a decision from the CAFC.

On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’ infringement claim. The Mannheim court

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Litigation and Asserted Claims (continued)

subsequently appointed its independent technical expert, and the expert delivered his report to the Mannheim court and the parties in early May 2002. Briefing by the parties in response to the expert report is due at the end of August 2002, and the Mannheim court is expected to schedule a further hearing to determine whether Infineon products infringe Rambus’ patent. In the meantime, the validity of the same Rambus European patent is being reviewed by the European Patent Office (EPO), which has issued a preliminary, non-binding opinion indicating the validity of 17 of the 18 claims at issue and has set a hearing for September 10 and 11, 2002. A final decision on validity is expected shortly thereafter.

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against the Company in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron’s claims and asserts infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Discovery is ongoing in the Delaware action.

In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The Company’s German suit against Micron is, like the Company’s German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That expert has been appointed and is the same expert as was appointed in the Infineon and Hynix cases in Germany. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the “Monza court”) issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant Rambus a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European patent against the Company in the District Court of Avezzano, Italy. In response, the Company asserted infringement of the second European patent in Milan, Italy. The actions on the second European patent in Italy have also been stayed. Further, the Company filed suit against Micron in Germany and Italy for infringement of a third European patent. Both of these additional suits have also been stayed.

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California. Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with the Company’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Litigation and Asserted Claims (continued)

misrepresentation in connection with the Company’s participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys’ fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of the Company’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of the Company’s pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case on grounds that suggest that the stay will remain in place until there is an outcome in the Rambus v. Infineon case. At that point, Rambus will, depending on the outcome of the Virginia appeal, determine whether to challenge the California court’s adoption of the Virginia claim construction. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’ counterclaims of infringement. The Company opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002.

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

On August 10, 2001, following the trial results in the Infineon case, Rambus Inc. was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning the Company’s involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001. A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002, Rambus moved to dismiss the consolidated complaint and the hearing for that motion is currently set for September 13, 2002. The Company intends to continue to vigorously defend itself in this action.

On August 15, 2001, a purported shareholder derivative lawsuit was filed in Delaware Chancery Court. The Company is a nominal defendant and the Company’s directors are defendants. Additional similar actions were filed and consolidated. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused the Company to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. The Company filed a motion to dismiss this complaint. Plaintiffs have opposed it, and briefing is now completed but a hearing date has not yet been set. The Company intends to continue to vigorously defend itself in this action.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Litigation and Asserted Claims (continued)

Similar derivative actions were filed in California Superior Court, Santa Clara County. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated on November 9, 2001 by the Court. The Court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 17, 2002, all parties agreed to stipulate to stay the consolidated action. That stipulation has not yet been ordered by the Judge handling the consolidated action.

On April 3, 2002, the Company was served with a complaint in an action filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to the Company’s alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on various legal theories and on Rambus’ alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during the Company’s involvement at JEDEC in 1992 through 1996, as well as during the Company’s subsequent patent licensing and litigation efforts. Plaintiffs seek legal and equitable relief. The Company demurred to this complaint in its entirety on June 24, 2002, with a hearing for such motion now set for August 27, 2002. The Company intends to vigorously defend itself in this action.

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against the Company. The FTC has alleged that Rambus has obtained monopoly power in — or created a dangerous probability of monopolization in — synchronous DRAM technology markets. The FTC has also alleged unfair methods of competition in violation of Section 5 of the FTC Act. These allegations all arise from the same 1992-1996 JEDEC conduct at issue in the Infineon case. The Company intends to vigorously defend itself in this action.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs, and certain assumptions made by the Company’s management. These forward-looking statements include the following predictions regarding the Company’s future:

•	the expectation that contract revenues will remain relatively flat until the Company is successful in negotiating significant new license agreements and will fluctuate over time;

•	the belief that the long-term financial impact of agreements with certain SDRAM and DDR licensees remains unchanged, notwithstanding the fixed royalty provisions contained in such agreements;

•	the belief that future RDRAM royalties will be largely dependent upon system sales by PC and workstation manufacturers and by Sony;

•	the likelihood that royalties will continue to vary greatly from period to period;

•	the expectation that the Company will continue to experience significant revenue concentration for the forseeable future;

•	the expectation that revenues derived from international licensees will continue to represent a significant portion of the Company’s total revenues in the future;

•	the belief that cost of contract revenues will continue to fluctuate in the future;

•	the expectation that research and development expenses will increase over time;

•	the belief that the rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period;

•	the expectation that marketing, general and administrative expenses, including litigation expenses, will vary from period to period;

•	the belief that the rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period;

•	the expectation that interest and other income will remain relatively flat in future periods, absent significant interest rate changes;

•
the anticipation that when and if achievement of the Intel milestones becomes probable, certain contingent warrants, Common Stock Equivalents, and options will result in an almost entirely non-cash charge to the statement of operations based on their fair value, and that the related payroll tax liabilities would likely be more than offset by cash received by the Company upon exercise of the warrants and options;

•	the possible need to establish an additional valuation allowance with respect to the Company’s estimates regarding income taxes;

•	the anticipation that existing cash balances will be adequate to meet the Company’s cash needs for at least the next 12 months;

•	the belief that royalties will represent the majority of total revenues in future periods, which will add to the difficulty in making accurate financial forecasts;

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in the Company’s consolidated condensed statements of operations and the percentage change of such items between periods:

	Percent of Total Revenues, Three Months Ended June 30,		Percent Change 2002 v. 2001
	2002	2001
Revenues:
Contract revenues	6.4%	15.0%	(57.1)%
Royalties	93.6	85.0	12.1

Total revenues	100.0%	100.0%	1.7%

Costs and expenses:
Cost of contract revenues	7.5	11.6	(33.7)
Research and development	24.7	20.7	21.2
Marketing, general and administrative	35.5	59.6	(39.5)

Total costs and expenses	67.7	91.9	(25.1)

Operating income	32.3	8.1	303.9
Interest and other income, net	6.0	10.0	(38.6)

Income before income taxes	38.3	18.1	115.4
Provision for income taxes	13.4	2.2	530.0

Net income	24.9%	15.9%	59.1%

	Percent of Total Revenues, Nine Months Ended June 30,		Percent Change 2002 v. 2001
	2002	2001
Revenues:
Contract revenues	8.8%	21.2%	(66.7)%
Royalties	91.2	78.8	(6.4)

Total revenues	100.0%	100.0%	(19.2)%

Costs and Expenses:
Cost of contract revenues	8.0	8.9	(27.4)
Research and development	22.5	14.8	22.9
Marketing, general and administrative	36.3	40.0	(26.7)

Total costs and expenses	66.8	63.7	(15.3)

Operating income	33.2	36.3	(26.2)
Interest and other income, net	7.0	7.8	(27.6)

Income before income taxes	40.2	44.1	(26.4)
Provision for income taxes	14.1	16.3	(30.4)

Net income	26.1%	27.8%	(24.1)%

Revenues.    Total revenues for the three and nine months ended June 30, 2002 increased 1.7% and decreased 19.2% to $23.7 million and $72.1 million, respectively, over the comparable three- and nine-month periods in the previous year.

Contract revenues decreased 57.1% to $1.5 million (6.4% of total revenues) and 66.7% to $6.3 million (8.8% of total revenues) in the third quarter and first nine months of fiscal 2002, respectively, over the comparable periods of fiscal 2001 largely due to the expiration of revenue recognition periods for several RDRAM contracts. Contract revenues in the fiscal 2002 periods include the first contracts for RaSer® Serial Link technology. Revenue from the RaSer Serial Link business commenced in the second half of fiscal 2001 and represents a material percentage of total contract revenue in the third quarter and first nine months of fiscal 2002, respectively. Contract revenues are expected to remain relatively flat until the Company is successful in negotiating significant new license agreements, such as for the Company’s new RaSer Serial Link and Yellowstone interface technologies. Contract revenues generally fluctuate over time based upon the value of new contracts and the value of contracts for which the revenue recognition periods have expired.

Royalties in the third quarter and first nine months of fiscal 2002 were $22.2 million (93.6% of total revenues) and $65.8 million (91.2% of total revenues), respectively, up 12.1% and down 6.4% from the comparable periods of fiscal 2001, respectively. For the first of the Company’s three current royalty sources, namely licensees’ shipments of RDRAM memory devices and memory controllers that connect to RDRAM memory devices, revenues in the fiscal 2002 periods from licensees’ shipments into the desktop PC, server, workstation, and Sony PlayStation2 markets were lower due to a combination of fluctuations in unit volume and average selling prices. This decline is exclusive of revenues from RDRAM controllers shipped by Intel, for which we do not receive unit volume information. The second of the Company’s three current royalty sources is royalties from licensees for the use of Rambus patents and intellectual property in SDRAM, DDR and logic products which directly control these memories. Royalties from this source were significantly lower in the fiscal 2002 periods primarily due to new fixed royalty agreements and a decline in ASPs for SDRAM memory devices from the fiscal 2001 periods. In the third quarter of fiscal 2001, due to the rapid decline in DRAM ASPs and due to adverse interim results in litigation, the Company had discussions with one major SDRAM and DDR licensee and agreed to a fixed royalty amount on memory for at least four quarters. In the third quarter of fiscal 2002, the Company had discussions with one minor SDRAM and DDR licensee and reached an agreement that also calls for fixed royalty payments. In both cases, the Company believes the long-term financial impact of these agreements remains unchanged because the royalty payments return to the original agreement terms if the Company obtains favorable outcomes in its litigation. Other licensees occasionally raise concerns similar to those raised by these licensees and there is no assurance that such concerns can be addressed in a similar fashion. The third of the Company’s three current royalty sources is an agreement with Intel reached in the fourth quarter of fiscal 2001 for five years of fixed quarterly payments which grants Intel access to Rambus’ complete patent portfolio.

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

Because most of the Company’s revenues are derived from a small number of licensees, the Company’s revenues tend to be highly concentrated. In the third quarter and first nine months of fiscal 2002, revenues from the Company’s top five licensees accounted for approximately 83% and 84% of the Company’s revenues, respectively. In the comparable periods of fiscal 2001, revenues from the Company’s top five licensees accounted for 74% and 75% of total revenues, respectively. During the third quarter of fiscal 2002, three customers accounted for 42%, 15%, and 15% of total revenues. During the first nine months of fiscal 2002, the same three customers accounted for 42%, 17%, and 15% of total revenues. In the third quarter of fiscal 2001, three customers accounted for 31%, 21% and 10% of total revenues, respectively. In the first nine months of fiscal 2001, the same three customers accounted for 28%, 18% and 12% of total revenues, respectively, with one additional customer accounting for 12% of total revenues. The Company expects that it will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell licensed memory devices and controllers to systems companies in any given period.

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

International revenues constituted 55% of total revenues in both the third quarter and first nine months of fiscal 2002, and 88% and 89% in the comparable periods of fiscal 2001, respectively. In the fiscal 2002 periods, international revenues account for a reduced percentage of total revenues due to an increase in domestic revenues and a decline in international revenues from the comparable periods of fiscal 2001. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars.

Substantially all of the license fees and engineering service fees from RDRAM and RaSer licenses are bundled together as contract fees because the Company generally does not provide or price these components separately. The RDRAM contracts also generally include rights to upgrades and enhancements. Accordingly, Rambus recognizes contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over revenue recognized is shown on the Company’s balance sheet as deferred revenue.

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

As of June 30, 2002, the Company’s total deferred revenue from RDRAM, RaSer, SDRAM-compatible and DDR-compatible licenses was $28.3 million, substantially all of which is scheduled to be recognized in varying amounts over the next four years.

Engineering Costs.    Engineering costs, consisting of cost of contract revenues and research and development expenses, increased 1.5% to $7.6 million (32.2% of total revenues) and increased 4.0% to $22.0 million (30.5% of total revenues) in the third quarter and first nine months of fiscal 2002, respectively, over the comparable periods of fiscal 2001. The increase in engineering costs for the third quarter and first nine months of fiscal 2002 was primarily attributable to investments in the RaSer Serial Link and Yellowstone interface technologies and higher operating costs of the new office facilities to which the Company relocated at the beginning of the second quarter of fiscal 2001.

Cost of Contract Revenues.    Cost of contract revenues was $1.8 million and $5.8 million in the third quarter and first nine months of fiscal 2002, respectively, down 33.7% and 27.4% from the comparable periods of fiscal 2001. Cost of revenues accounted for 26% of total engineering costs in the first nine months of fiscal 2002, down from 38% in the comparable period of fiscal 2001. The decrease in cost of contract revenues as a percentage of total engineering costs reflects the shift in engineering resources toward development of the Company’s technology roadmap and new chip connection activities. The Company believes that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new generations of RDRAM and Yellowstone memory devices and controllers and RaSer cells go through the development and implementation phases.

Research and Development.    Research and development expenses were $5.8 million and $16.2 million in the third quarter and first nine months of fiscal 2002, respectively, up 21.2% and 22.9% from the comparable periods of fiscal 2001. Research and development expenses accounted for 74% of total engineering costs in the first nine months of fiscal 2002, up from 62% in the comparable period of fiscal 2001 as the Company continued to shift engineering resources to development of its technology roadmap and new chip connection activities. The Company expects research and development expenses to increase over time as it enhances and improves its chip-to-chip interface technologies. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in the Company’s total revenues.

Marketing, General and Administrative.    Marketing, general and administrative expenses decreased 39.5% to $8.4 million and 26.7% to $26.2 million in the third quarter and first nine months of fiscal 2002, respectively, from the comparable periods of fiscal 2001 largely due to a reduced level of legal activity associated with the Company’s defense of its intellectual property as the Company awaits related hearings and trials. Litigation costs decreased to $2.4 million in the third quarter of fiscal 2002 from $8.8 million in the comparable period of 2001, and decreased to $8.5 million in the first nine months of fiscal 2002 from $20.3 million in the comparable period of 2001. The effect of reduced legal expenses was partially offset by higher payroll costs associated with changes in sales, marketing and administrative headcount, increased outside services costs associated with new marketing programs, and higher rent and other ongoing operating costs associated with relocating the Company’s corporate headquarters to a larger facility at the beginning of the second quarter of fiscal 2001 to accommodate anticipated long-term growth. In spite of a relatively flat revenue base in the fiscal 2002 and 2001 periods, marketing, general and administrative expenses decreased as a percentage of revenues from 59.6% in the third quarter of fiscal 2001 to 35.5% in the third quarter of fiscal 2002 primarily due to the significant reduction in legal expenses. The Company expects marketing and sales expenses to vary in the future as the Company markets its technology and assists systems companies with adapting this technology to new generations of products. Litigation expenses are expected to vary from period to period based upon the volatility of litigation activities and the Company’s efforts to focus its resources upon protecting its intellectual property rights. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in the Company’s total revenues.

Interest and Other Income, Net.    Interest and other income decreased to $1.4 million in the third quarter of fiscal 2002 from $2.3 million in the comparable period of fiscal 2001, and to $5.0 million in the first nine months of fiscal 2002 from $6.9 million in the comparable period of fiscal 2001 primarily due to declining interest rates and reduced sublease income. Interest and other income consists primarily of interest income from the Company’s cash investments. In addition, beginning in the second quarter of fiscal 2001, interest and other income includes net income recognized from the Company’s sublease of its former office facilities in Mountain View, California. In the second quarter of fiscal 2002, the Company agreed to accept reduced rent payments from its sub-tenant in exchange for an increase in the letter of credit that serves as collateral for certain of the sub-tenant’s obligations under the lease. In the third quarter of fiscal 2002, the Company recognized a $2.0 million gain on the sale of a security, which was almost entirely offset by an increase in the valuation allowance related to one of the strategic investments held by the Company. In the absence of significant interest rate changes, the Company expects interest and other income to remain relatively flat in future periods.

Provision for Income Taxes.    The Company recorded a provision for income taxes of $3.2 million and $10.1 million in the third quarter and first nine months of fiscal 2002, respectively, compared to a provision of approximately $500,000 and $14.6 million in the comparable periods of fiscal 2001, respectively. The estimated federal and state combined rates on pretax income for the first nine months of fiscal 2002 and 2001 were 35% and 37%, respectively. The Company’s effective tax rate differs from the statutory rate due to differences related to the timing of recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

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

In October 1998, the Company’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants have an exercise price of $2.50 per share and a life of five years from the date of issue. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants when and if achievement of the Intel milestones becomes probable. As of June 30, 2002, a total of 1,520,000 of these warrants had been issued.

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

The magnitude of these charges is a function of the then current price of Rambus Common Stock at the time the charges are taken. For example, if these warrants, CSEs, and options were valued based upon a stock price of $25, the charge could be $100 million or more. The charge, when and if taken, will be non-cash except for payroll tax liabilities, which would likely be more than offset by cash received by the Company upon exercise of the warrants and options.

Share Repurchase Program

In October 2001, the Company’s Board of Directors approved a share repurchase program of the Company’s Common Stock principally to reduce the dilutive effect of employee stock options. Under the share repurchase program, the Company is authorized to purchase in open market transactions up to five million of the Company’s shares of outstanding Common Stock over an undefined period of time. During the first nine months of fiscal 2002, the Company repurchased 2,521,374 shares at a cost of approximately $16.3 million.

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

Revenue Recognition

The Company generates revenues from four types of agreements with semiconductor companies. The first type of agreement, for memory interface technology which is fully compatible with the RDRAM standard (“RDRAM licenses”), allows semiconductor manufacturers to manufacture and sell RDRAM memory devices and memory controllers that connect to RDRAM memory devices. The second type of agreement covers the use of Rambus patents in Synchronous DRAM (“SDRAM”) and double data-rate (“DDR”) memory devices and logic ICs which control such memory. The third type of agreement is for the RaSer cell that licensees integrate into their logic ICs for high-speed serial links. The fourth type of agreement is one with Intel for five years of payments which grants Intel access to Rambus’ complete patent portfolio. Intel retains a license at the end of five years if all payments are made during the five-year period.

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

Litigation

As of June 30, 2002, we are involved in certain legal proceedings, as discussed in Note 6 of our consolidated financial statements. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

Significant management judgment, based upon the advice of outside tax advisors, is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of June 30, 2002, we have recorded a valuation allowance of $5.9 million due to uncertainties related to our ability to recover some of our deferred tax assets. The valuation allowance is based upon our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

As of June 30, 2002, the Company has net deferred tax assets of $43.2 million.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash and cash equivalents and marketable securities of $163.3 million, including restricted investments of $12.6 million and a long-term marketable securities component of $54 million. As of the same date, the Company had total working capital of $90.1 million, including a short-term component of deferred revenue of $11.1 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue the Company expects to recognize over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $101.2 million as of June 30, 2002.

The Company’s operating activities provided net cash of $19.6 million and $21.6 million in the first nine months of fiscal 2002 and 2001, respectively. In the fiscal 2002 period, net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and a decrease in accounts receivable, prepaids, deferred taxes and other assets, partially offset by a decrease in deferred revenue. The decrease in deferred revenue represents contract revenues recognized in excess of new contract billings. Cash provided by operating activities affects the Company’s liquidity. For a discussion of risks associated with the Company’s operating activities, see “Risk Factors” below.

Net cash used in investing activities was $19.9 million and $37.2 million in the first nine months of fiscal 2002 and 2001, respectively. Investing activities have consisted primarily of net purchases and maturities of marketable securities, purchases and sales of investments, changes in restricted investments, and purchases of property and equipment.

Net cash used in financing activities was $12.8 million in the first nine months of fiscal 2002 compared to $10.3 million provided by financing activities in the comparable period of fiscal 2001. Financing activities have consisted primarily of proceeds from the sale of Common Stock under the Company’s Employee Stock Purchase and Option plans and, beginning in the first quarter of fiscal 2002, the repurchase of shares of the Company’s outstanding Common Stock. In the first nine months of fiscal 2002, the Company generated net proceeds of $3.5 million from the issuance of Common Stock and used cash of $16.3 million to repurchase Common Stock.

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

The Company leases its present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, the Company provided the lessor with a letter of credit restricting $2.5 million of its cash as collateral for certain of the Company’s obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company’s investment policy. The letter of credit was reduced to $1.2 million upon the first anniversary of rent commencement, and is subject to further reduction to $600,000 on the second anniversary of rent commencement.

As of June 30, 2002, aggregate future minimum payments under the leases are (in thousands):

Fiscal Year:	Leases	Subleases	Net Commitments
July 1, 2002 through September 30, 2002	$1,183	$336	$847
2003	4,846	1,554	3,292
2004	4,984	1,970	3,014
2005	4,660	900	3,760
2006	4,467	—	4,467
Thereafter	20,516	—	20,516

Total minimum lease payments	$40,656	$4,760	$35,896

Risk Factors

Current and Potential Litigation.    As the Company has extended its licensing program to SDRAM-compatible and DDR-compatible products, it has increasingly become involved in litigation either instigated by the Company or by the potential licensee. As of June 30, 2002, the Company was in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, the Company has claimed infringement of its patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. While the Company’s preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, there can be no assurance that such settlements will take place, that the Company will prevail if there is no settlement or that additional litigation will not result from future efforts by the Company to obtain additional SDRAM-compatible and DDR-compatible licenses. In addition, litigation has been brought by federal regulatory authorities relating to the Company’s involvement with JEDEC. Additional such litigation may be brought against the Company or brought by the Company, including to enforce the Company’s patents and other intellectual property rights, to protect the Company’s trade secrets, to enforce existing licenses, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that the Company would prevail in any future litigation. Any such litigation, whether or not determined in the Company’s favor or settled by the Company, is costly, could involve multiple simultaneous trials, and could divert the efforts and attention of the Company’s management and technical personnel from normal business operations, which would have a material adverse effect on the Company’s business, financial condition and results of operations. Adverse determinations or adverse interim results in litigation could result in, and/or have already resulted in, at least on an interim basis, the Company losing certain rights, including the loss of the right to sue others for violating the Company’s proprietary rights, the Company being subjected to significant liabilities, the Company being required to seek licenses from third parties, the Company being prevented from licensing its technology, or the Company being required to renegotiate with current licensees on a temporary or permanent basis, any, or all, of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Royalties accounted for 91% of total revenues in the first nine months of fiscal 2002 and 81% of total revenues in the fiscal year ended September 30, 2001. The Company believes that royalties will represent the majority of total revenues in future periods. Increasing royalty revenues will add to the difficulty in making accurate financial forecasts. Such royalties are recognized in the quarter in which the Company receives a report from a licensee regarding the shipment of licensed memory devices and controllers in the prior quarter, and are dependent upon fluctuating sales volumes and prices of chips containing Rambus technology, all of which are beyond the Company’s ability to control or assess in advance. The Company believes that its continued success will be substantially dependent upon royalties increasing at a rate which more than offsets decreases in the recognition of revenue under existing contracts, as well as the Company’s ability to add new licensees and to license new generations of its technology to its existing licensees. Because a systems company can change its source of licensed memory devices and controllers at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed memory devices and controllers, could have a sudden and significant adverse effect on the Company’s revenues.

The Company’s business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

•	market acceptance of the Company’s technology;

•	systems companies’ acceptance of memory devices and controllers produced by the Company’s licensees;

•	semiconductor and systems companies’ acceptance of the Company’s technology;

•	market acceptance of the products of systems companies which have adopted the Company’s technology;

•	the loss of any strategic relationships with systems companies or licensees;

•	announcements or introductions of new technologies or products by the Company or the Company’s competitors;

•	delays or problems in the introduction or performance of enhancements or of future generations of the Company’s technology;

•	fluctuations in the market price and demand for memory devices and controllers into which the Company’s technology has been incorporated;

•	competitive pressures resulting in lower contract revenues or royalty rates;

•	changes in the Company’s and systems companies’ development schedules and levels of expenditure on research and development;

•	personnel changes, particularly those involving engineering and technical personnel;

•	costs associated with protecting the Company’s intellectual property;

•	adverse developments in litigation, including current litigation with potential SDRAM and DDR licensees;

•	the Company’s reliance upon the accuracy of royalties reported by licensees;

•	the potential that Intel and other licensees could fail to make payments under their current contracts;

•	changes in Company strategies;

•	fluctuations in the value of the Company’s strategic investments;

•	foreign exchange rate fluctuations or other changes in the international business climate; and

•	general economic trends and other factors.

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

To obtain new and maintain existing SDRAM-compatible and DDR-compatible licenses, the Company may have to resort to litigation, in many cases against the same companies who are RDRAM memory device and controller licensees of the Company.

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

No Assurance of Adoption of RDRAM Technology as the Mainstream Industry Standard; Cost of RDRAM Technology.    An important part of the Company’s strategy for its RDRAM technology to become the mainstream industry standard is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting RDRAM technology. Should a high profile industry participant adopt RDRAM technology for one or more of its products but fail to achieve success with those products, other industry participants’ perception of RDRAM technology could be adversely affected. Any such event could reduce future sales of RDRAM memory devices and controllers. Likewise, were a market leader to adopt and achieve success with a competing technology, the Company’s reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging the Rambus solution adopted by their competitors. Failure of the Company’s technology to be adopted as the mainsteam industry standard and/or to maintain performance leadership would have a material adverse effect on the Company’s business, financial condition and results of operations.

One important requirement for the Company’s RDRAM technology to be adopted as the mainstream industry standard is for any premium in the price and cost of RDRAM devices over alternatives to be reasonable in comparison to the perceived benefits of the technology. However, there can be no assurance that the price and cost premium for RDRAM memory over standard memory can be reduced sufficiently to allow the development of RDRAM as the mainstream industry standard. There can be no assurance that yields to the full 800, 1066, 1200, or 1333 MHz specification will maintain satisfactory levels. In addition, because of the extra interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAM devices than standard SDRAM for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard SDRAM version. Also, RDRAM manufacturers are responsible for their own manufacturing processes, and Rambus has no role in the manufacture of RDRAM memory devices. For example, Rambus has no influence on decisions in regard to any process changes or on whether or when to “shrink” or otherwise change a design to reduce the cost of the chips.

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

Revenue Concentration.    The Company is subject to revenue concentration risks at both the licensee and the systems company levels. In the first nine months of fiscal 2002 and 2001, revenues from the Company’s top five licensees accounted for approximately 84% and 75% of the Company’s revenues, respectively. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, the expiration of deferred revenue schedules under existing contracts and the volumes and prices at which the licensees have recently sold licensed memory devices and controllers to systems companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future, although the Company anticipates that revenue will continue to be concentrated in a limited number of licensees.

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

Reliance upon DRAM Market; Declines in DRAM Price and Unit Volume per System.    In fiscal 2001 and the first nine months of fiscal 2002, a material percentage of the Company’s royalties was derived from the sale of DRAM. Royalties on DRAM are based on the volumes and prices of DRAM manufactured and sold by the Company’s licensees. The royalties received by the Company, therefore, are influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices (ASPs) during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties received by the Company, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of the Company’s RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices or in the Company’s royalty rates will not have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that the Company will be successful in maintaining or increasing its share of any market.

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

Risks Associated with International Licenses.    In the first nine months of fiscal 2002 and 2001, international revenues constituted 55% and 89% of the Company’s total revenues, respectively. The Company expects that revenues derived from international licensees will continue to represent a significant portion of its total revenues in the future. All of the revenues from international licensees have to date been denominated in United States dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in United States dollars, any royalties that the Company receives as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed memory devices and controllers sold by the Company’s foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed memory devices and controllers could fall, which in turn would reduce the Company’s royalties. The Company does not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of the Company’s licensees are subject to a variety of risks, including:

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

The table below presents the carrying value and related weighted average interest rates for the Company’s investment portfolio. The carrying value approximates fair value at June 30, 2002.

	Carrying Value (in thousands)	Average Rate of Return at June 30, 2002 (annualized)
Investment portfolio:
Cash equivalents	$35,396	1.9%
United States government debt securities	56,921	3.4%
Corporate notes and bonds	29,654	3.4%
Municipal notes and bonds	27,048	2.1%
Foreign debt securities	6,086	4.5%

Total investment portfolio	$155,105

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

The Company has appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” The Company has also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. The Company has also filed an appeal with respect to the permanent injunction ruling. Infineon has appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC) (Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641). Briefing on all of the issues appealed was completed on an expedited schedule, oral arguments were heard by the CAFC on June 3, 2002, and the Company is currently awaiting a decision from the CAFC.

On August 7, 2000, the Company filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’ infringement claim. The Mannheim court subsequently appointed its independent technical expert, and the expert delivered his report to the Mannheim court and the parties in early May 2002. Briefing by the parties in response to the expert report is due at the end of August 2002, and the Mannheim court is expected to schedule a further hearing to determine whether Infineon products infringe Rambus’ patent. In the meantime, the validity of the same Rambus European patent is being reviewed by the European Patent Office (EPO), which has issued a preliminary, non-binding opinion indicating the validity of 17 of the 18 claims at issue and has set a hearing for September 10 and 11, 2002. A final decision on validity is expected shortly thereafter.

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against the Company in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by the Company, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Micron’s claims and asserts infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and it is expected will be assigned to the Judge who is ultimately nominated and confirmed to fill the vacancy left by Judge McKelvie.

In September 2000, the Company filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. The Company’s German suit against Micron is, like the Company’s German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That expert has been appointed and is the same expert as was appointed in the Infineon and Hynix cases in Germany. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the “Monza court”) issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant Rambus a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European patent against the Company in the District Court of Avezzano, Italy. In response, the Company asserted infringement of the second European patent in Milan, Italy. The actions on the second European patent in Italy have also been stayed. Further, the Company filed suit against Micron in Germany and Italy for infringement of a third European patent. Both of these additional suits have also been stayed.

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against the Company in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with the Company’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with the Company’s participation in JEDEC. Hynix seeks a declaration of monopolization by the Company, compensatory and punitive damages, and attorneys’ fees. In February 2001, the Company filed its answer and counterclaims, whereby the Company disputes Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of the Company’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of the Company’s pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case on grounds that suggest that the stay will remain in place until there is an outcome in the Rambus v. Infineon case. At that point, Rambus will, depending on the outcome of the Virginia appeal, determine whether to challenge the California court’s adoption of the Virginia claim construction. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’ counterclaims of infringement. The Company opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002.

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

On August 10, 2001, following the trial results in the Infineon case, Rambus Inc. was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning the Company’s involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002, Rambus moved to dismiss the consolidated complaint and the hearing for that motion is currently set for September 13, 2002. The Company intends to continue to vigorously defend itself in this action.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. The Company is a nominal defendant and the Company’s directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No. 19122-NC (filed Sept. 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused the Company to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. The Company filed a motion to dismiss this complaint. Plaintiffs have opposed it, and briefing is now completed but a hearing date has not yet been set. The Company intends to continue to vigorously defend itself in this action.

Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901, Taylor v. Tate, et al., No. CV 801266. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as Vista 2000 v. Davidow, CV No. 800901 on November 9, 2001 by the Court. The Court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds, Bonds v. Davidow et al., CV No. 802086, and Sujan v. Rambus, Inc., CV No. 803367, have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 17, 2002, all parties agreed to stipulate to stay the consolidated action. That stipulation has not yet been ordered by the Judge handling the consolidated action.

On April 3, 2002, the Company was served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to the Company’s alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on various legal theories and on Rambus’ alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during the Company’s involvement at JEDEC in 1992 through 1996, as well as during the Company’s subsequent patent licensing and litigation efforts. Plaintiffs seek legal and equitable relief. The Company demurred to this complaint in its entirety on June 24, 2002, with a hearing for such motion now set for August 27, 2002. The Company intends to vigorously defend itself in this action.

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against the Company. The FTC has alleged that Rambus has obtained monopoly power in — or created a dangerous probability of monopolization in — synchronous DRAM technology markets. The FTC has also alleged unfair methods of competition in violation of Section 5 of the FTC Act. These allegations all arise from the same 1992-1996 JEDEC conduct at issue in the Infineon case. The Company intends to vigorously defend itself in this action.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

None.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: July 30, 2002	By:	/s/ ROBERT K. EULAU
Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer