Form 10-Q/A
period 2002-06-30
RAMBUS INC
filed 2002-08-06
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is being filed solely to include as Exhibit 99.1 the certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

By:	August 5, 2002	By:	/s/ ROBERT K. EULAU
Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

2