Form 10-K
period 2002-09-30
RAMBUS INC
filed 2002-11-26
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 Par Value
(Title of Class)

Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of October 31, 2002 was approximately $477 million based upon the closing price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 97,477,563 as of October 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Sources, amounts and concentration of revenue;

•	Product development;

•	the DRAM market;

•	Our industry;

•	Engineering, marketing and general and administration expenses;

•	Research and development expenses;

•	Cost of revenues;

•	Effects of future growth;

•	Sources of competition and our competitive position;

•	Current and potential future litigation;

•	Protection of intellectual property;

•	Adequacy of current facilities;

•	Likelihood of paying dividends;

•	Our cash position;

•	Lease commitments;

•	Accounting matters;

•	Terms of our licenses and our relationships with current and future licensees;

•	Trading price of our common stock;

•	Our operating results;

•	Disclosure and internal controls and procedures;

•	Realization of deferred assets;

•	Our tax situation;

•	Protection of our funds; and

•	Market acceptance and adoption of our products.

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

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors.” All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

Item 1.    Business

Rambus Inc. (“We” or “Rambus”) designs, develops and markets chip-to-chip interface solutions that enhance the performance and cost-effectiveness of its customers’ chip and system products. These solutions include multiple chip-to-chip interface products, which can be grouped into two major categories: memory interfaces and logic interfaces. Our memory interface products provide an interface between memory chips and logic chips. Our logic interface products provide an interface between two logic chips.

Our chip-to-chip interface solutions increase the data transfer rate between semiconductor chips, leading to increased bandwidth, and are used in a broad range of computing, consumer electronics and network communications applications. Our interfaces help to ensure that chip-to-chip transfer rates are not the bottleneck or limiting factor in the ability of chip and system companies to deliver ongoing improvement in overall system and application performance from product generation to product generation. The concept known as Moore’s Law, which describes ongoing improvement in on-chip transistor density and speed over time, could have diminished impact if the industry is not also able to provide means to transfer data at ever higher speeds between chips and systems.

We sell licenses to semiconductor and system companies who then incorporate our interface products into their chips and systems. We also perform engineering services for companies to help them successfully integrate our interface products into their chip and system products. In addition, we believe that our patented technology has been incorporated into various memory and controller devices, including those that support the SDRAM and DDR standards or extensions or derivatives of those standards. Accordingly, we have offered to license and have licensed a number of companies manufacturing such products.

Background

The performance of computers, consumer electronics and other electronic systems is typically constrained by the speed of its slowest element. Semiconductors within these systems have continued to increase in complexity, approximately doubling transistor count every few years according to Moore’s Law, while also increasing in frequency at a similar rate. Ideally, the frequency of these on-chip transistors should be the same as the frequency of data transfers between chips. Over the last decade, however, this has not been the case: on-chip frequencies are outstripping chip-to-chip frequencies at an ever-increasing rate. For example, today’s fastest Pentium 4 processors operate on chip in excess of 3,000 MHz (3.0 GHz), but transfer data between chips using a 533 MHz front-side bus. As a result of chip-to-chip interface frequencies not keeping up with on-chip frequencies continuing advances in microprocessor speeds face potentially diminishing returns in increasing overall system performance.

Our Chip-to-Chip Interface Products

For more than a decade, we have been developing our products and expertise in chip-to-chip interfaces that enable increased system bandwidth and application performance. During this period, we have made ongoing innovations in high-speed chip-to-chip interfaces and broadened our portfolio to deliver industry-leading memory and logic interface products.

Memory Interface Products

We currently have two memory interface products: RDRAM™ and Yellowstone. Our memory interfaces are integrated in DRAM devices and in memory controllers which connect to those DRAM devices. The RDRAM memory interface has been integrated into RDRAM memory devices and memory controllers from a number of chip manufacturers. Devices incorporating RDRAM memory interfaces are shipping in high volume, offering high performance and bandwidth for personal computers, servers, video game consoles, projectors, printers, digital TVs, set-top boxes, routers and switches. Leading chip companies such as Intel Corporation (“Intel”), Samsung Electronics Co., Ltd. (“Samsung”), and Toshiba Corporation (“Toshiba”) sell chips that incorporate RDRAM interfaces. Personal computers that incorporate RDRAM devices offer the highest performance available in the industry, according to independent benchmark tests. Leading PC manufacturers such as Dell Computer Corporation (“Dell”) and Gateway, Inc. (“Gateway”) offer products incorporating RDRAM devices. In addition, consumer electronics products from leading companies such as Sony Corporation (“Sony”) and Matsushita

Electric Industrial Co., Ltd. (“Matsushita”), incorporate RDRAM products to achieve high system bandwidth at low system cost. Today’s RDRAM solutions offer data rates of over one gigabit per second and memory module bandwidth of over four gigabytes per second, with a roadmap to offer over 10 gigabytes per second.

Our newest memory interface, codenamed Yellowstone, has recently been demonstrated on test chips, and is available for integration into memory and controller chips for next-generation consumer electronics, computer graphics and networking applications. Yellowstone test chips operate at over three gigabit per second data rates (several times that available today), with a roadmap to twice that, and enable system memory bandwidths up to 100 gigabytes per second. Yellowstone achieves this speed by, among other things, transferring 8 bits of data per clock cycle using Octal Data Rate (ODR) technology, by using very low voltage differential bi-directional signaling (DRSL), and by using Rambus’ more recently introduced FlexPhase™ technology, all of which enables ultra-high data rates using low cost infrastructure for cost-sensitive applications. Toshiba has announced that it is the first customer to license the Yellowstone interface for incorporation into future memory chips.

Logic Interface Products

We currently offer a logic interface product, called RaSer™, which is a high speed serial link for chip-to-chip communications between logic chips in a broad range of computing, networking and communications applications. Our RaSer interface products are compatible with a number of industry standards used in computers and network communications (such as XAUI for 10 Gigabit Ethernet, Fibre Channel, PCI Express®, and Infiniband®) as well as very high speed solutions that enable significant improvements in bandwidth. For example, the RaSer X product family has been demonstrated at up to 10 gigabits per second over network backplanes, enabling significant improvement in bandwidth and capacity of today’s enterprise systems without adding system cost.

Target Markets, Applications and Customers

We partner with leading chip and system customers to solve their critical interface problems, working with them from chip design to system integration through volume production. Our interface products are incorporated into a broad range of high-volume applications that fall into three major categories: computing, consumer electronics and network communications.

In computing, our interfaces are targeted for use in personal computers, servers, workstations and peripherals such as printers and video projectors. Our major semiconductor customers in this area include Intel and Samsung. The major system companies in this area that utilize chips with our interfaces include Dell and Gateway.

In consumer electronics, our interfaces have been incorporated into a broad range of applications, including video game consoles, digital TVs and set-top boxes. Our major semiconductor customers in this area include Samsung and Toshiba. The major system companies in this area that utilize chips with our interfaces include Matsushita and Sony.

In network communications, our interface products are incorporated into network processors and other chips for use in line cards, routers and switches. Our major semiconductor customers in this area include Intel and Samsung. The major system companies in this area that utilize chips with our interfaces include Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”).

Our Strategy

Our key product strategies are as follows:

Develop Core Technology:    Develop core technology that gives us a fundamental competitive advantage in memory and logic interfaces.

Partner With Leading Customers:    Partner with leading chip and system customers to solve their critical input/output (I/O) problems and incorporate our solutions in their high-growth products.

Develop Infrastructure and Market:    Develop the infrastructure and market to ensure interoperability and availability of products that incorporate our solutions.

Implement Flexible Business Model:    Sell our customer-specific and standard solutions and core technologies to maximize long-term shareholder value, drive continued innovation and market leadership.

Our Business Model

We sell interface licenses on a nonexclusive and worldwide basis to semiconductor and system companies that manufacture and sell products that incorporate our interfaces. Our customer relationships include business agreements that incorporate one or more of the following types of compensation: license fees, royalties and engineering service fees.

We also sell licenses to companies to incorporate our patented inventions for uses other than those fully compliant with our designs, including for use in synchronous DRAM (“SDRAM”) and double data-rate (“DDR”) memory devices and memory controllers.

For more information regarding the revenues generated by our licensing arrangements with customers, please see the “Revenues” section in Management’s Discussion and Analysis, beginning on page 19.

Design and Manufacturing

Our chip-to-chip interfaces have been developed with high volume manufacturing processes in mind. Typically, a new licensee receives an implementation package from us which contains the information needed to incorporate our chip-to-chip interfaces in the licensee’s application. For memory interfaces, there are separate implementation packages for memory devices and logic devices. An implementation package typically includes a specification, a generalized circuit layout database, and test parameter software. Many licensees have contracted to have us produce the specific implementation required to optimize the generalized circuit layout for the licensee’s manufacturing process, package and printed circuit board layout. In such cases, the licensee provides specific design rules and transistor models for the licensee’s process.

We have developed our chip-to-chip interfaces such that they may be manufactured using familiar, industry-standard CMOS semiconductor processes, including those available from leading semiconductor manufacturers.

Research and Development

Our ability to compete in the future will be substantially dependent on our ability to advance our chip-to-chip interfaces in order to meet changing market needs. To this end, our engineers are developing new interfaces and new versions of existing interfaces that will allow chip-to-chip data transfer at higher speeds, as well as provide other improvements. We have assembled a team of highly skilled engineers whose activities are focused on further development of our chip-to-chip interfaces as well as adaptation of current interfaces to specific customers’ processes. Because of the complexity of these activities, our design and development process is a multi-disciplinary effort requiring expertise in system architecture, digital and analog circuit design and layout, semiconductor process characteristics, packaging, printed circuit board routing, signal integrity and high-speed testing techniques.

As of September 30, 2002, we had 126 employees in our engineering departments, representing 71% of our total human resources. Approximately 66% of engineering employees have advanced technical degrees and 17% have PhDs. In fiscal 2002, 2001 and 2000, research and development expenses were approximately

$22.3 million, $18.2 million and $11.5 million, respectively. In addition, because our license and service agreements often call for engineering support by us, a portion of our total engineering costs have been allocated to cost of contract revenues, even though these engineering efforts have direct applicability to our technology development. We expect that we will continue to invest substantial funds in research and development activities.

Competition

Our interface products primarily compete by providing superior performance, as well as offering customers improved time to market, reduced implementation risk and competitive system-level price performance. We believe that our principal competition in memory interfaces comes from, and will continue to come from, our licensees and prospective licensees, some of which are evaluating, developing and selling products based on technologies that they contend or may contend do not require a license from us. For example, most DRAM suppliers are producing DDR, which is rapidly growing in market share and typically sells for lower prices than RDRAM. While we have been successful in negotiating SDRAM-compatible and DDR-compatible licenses that include the payment of royalties with some semiconductor manufacturers, other manufacturers have not agreed to a license, three of which are in litigation with us. See Item 3 titled “Legal Proceedings” for more detail regarding this litigation.

In addition, semiconductor and systems companies, working on their own and/or through various formal standards setting bodies or other industry groups, have in the past, and are continuing to develop interface standards that compete with our interface products. These efforts include efforts by certain Rambus licensees. For example, one standard setting body, JEDEC, is thought to be developing DDR-2 and DDR-3, which are being characterized by some as extensions of DDR. We also face competition from certain semiconductor companies that are now marketing semiconductors that combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip interface. Embedded DRAM is well suited for applications where component space saving and power consumption are important, such as in the graphics subsystems of notebook PCs. Competition from embedded DRAM could increase in the future.

In the RaSer interface business, we face additional competition from semiconductor companies who sell discrete transceiver chips for use in various types of systems, as well as competitors who license similar serial link interface cells. At the 10 gigabit per second speed, competition will also come from optical technology sold by system and semiconductor companies.

Patents and Intellectual Property Protection

We have an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of September 30, 2002, we held 169 United States patents on various aspects of our technology, with expiration dates ranging from 2010 to 2020, and had applications pending for an additional 188 United States patents. As of September 30, 2002, we held 32 foreign patents and had 73 additional foreign patent applications pending in Europe and Asia. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

RISK FACTORS

We face current and potential litigation stemming from our efforts to protect our patents and intellectual property.

In fiscal 2000 and 2001 as we extended our licensing program to SDRAM-compatible and DDR-compatible products, we became involved in litigation related to such efforts. As of September 30, 2002, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. These potential licensees have also relied upon defenses and counterclaims based on allegations that Rambus acted improperly during its 1991-96 participation in the JEDEC standard setting organization. While our preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, we have attracted significant litigation and there can be no assurance that such settlements will take place, that we will prevail if there is no settlement or that additional litigation will not be brought against us. In addition, related litigation has been brought by the U.S. Federal Trade Commission, by a purported class of Rambus shareholders, by shareholders purporting to bring derivative claims, and by a purported class of memory purchasers. Future litigation may be necessary to protect our patents and other intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that we would prevail in any future litigation.

Any of these matters, whether or not determined in our favor or settled by us, is costly and could and does divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations or adverse interim results in litigation could result in, and/or have already resulted in, at least on an interim basis, our losing certain rights, including the loss of the right to sue others for violating our proprietary rights, our being subjected to significant liabilities, our being required to seek licenses from third parties, our being prevented from licensing our patented technology, or our being required to renegotiate with current licensees on a temporary or permanent basis, any, or all, of which could have a material adverse effect on our business, financial condition and results of operations.

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities and some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology. In addition, we are obligated to indemnify certain licensees under the terms of certain RDRAM license agreements, and we may agree to indemnify others in the future. Our support and indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to supply such support or indemnification to our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We experience unpredictable and fluctuating operating results.

Because many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability.

Royalties accounted for 95% of total revenues in the fourth quarter of fiscal 2002 and 92% of total revenues in the full fiscal year. We believe that royalties will continue to represent the majority of total revenues in future periods. Royalty revenues are challenging to predict and make accurate financial forecasts difficult to achieve. Such royalties are recognized in the quarter in which we receive a report from a licensee regarding the shipment of licensed devices in the prior quarter, and are dependent upon fluctuating sales volumes and prices of licensed devices, all of which are beyond our ability to control or assess in advance. Some of the quarterly fluctuation in royalties is due to the seasonal shipment patterns of systems incorporating our interface products. Because a systems company can change its source of licensed devices at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed devices, could have a sudden and significant adverse effect on our revenues.

Accurate prediction of revenues from new licenses is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict. Adding to the complexity of making accurate financial forecasts is the fact that certain expenses associated with a particular contract are not typically incurred evenly over the contract period, whereas contract fees associated with that contract are recognized ratably over the period during which the post-contract customer support is expected to be provided after delivery has occurred.

Our business is subject to a variety of additional risks which could materially adversely affect quarterly and annual operating results, including:

•	semiconductor and system companies’ acceptance of our interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our interfaces;

•	announcements or introductions of new technologies or products by us or our competitors;

•	changes in our, chip and system companies’ development schedules and levels of expenditure on research and development;

•	the potential that licensees could terminate or fail to make payments under their current contracts; and

•	changes in our strategies.

We are dependent upon a limited number of licensees.

To date, we neither manufacture nor sell devices containing our memory or logic chip-to-chip interfaces. In general, we license our interfaces to semiconductor or system companies. Our business strategy is dependent upon our ability to make our interfaces widely available to system companies through multiple semiconductor manufacturers and to license our patented inventions, and there can be no assurance that we will be successful in maintaining our relationships with our current licensees or in entering into new relationships with additional licensees. We face numerous risks in successfully obtaining Rambus chip-to-chip interface licenses on terms consistent with our business model, including, among others:

•	the lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party;

•	persuading large semiconductor companies to work with, to rely for critical interfaces on, and to disclose proprietary manufacturing technologies to a smaller company such as ourselves;

•
persuading potential licensees to bear certain development costs associated with adopting our interfaces and to make the necessary investment to successfully produce memory and logic devices and controllers; and

•	successfully transferring technical know-how to licensees.

Our financial results are materially dependent upon the PC main memory market segment and Intel.

Memory interfaces for performance PC’s generate an important part of our revenue, as does our patent cross-license with Intel. To date, the only broad sales of RDRAM interfaces in this market is via chipsets developed by Intel which allow RDRAM memory devices to connect to Pentium 4 processors. There can be no assurance that the pricing of RDRAM memory devices will be reduced to a competitive level or that Intel chipsets with RDRAM interfaces will be successful in penetrating the market segment for PC main memory. Furthermore, Intel has, in the past, changed its roadmap to eliminate certain products using RDRAM interfaces, and there can be no assurance that Intel’s emphasis or priorities will not further change in the future, resulting in less attention and fewer resources being devoted to developing chipsets supporting RDRAM memory devices. The chipset roadmap that Intel has disclosed to the industry has been reported to not include any future chipsets using RDRAM interfaces after the current 850E chipset and there are indications that the 850E chipset may be phased out by the second quarter of 2003. Also, there can be no assurance that Rambus and Intel will continue to be able to work together successfully over an extended period of time or that Intel will not continue to develop or adopt competing technologies in the future. Furthermore, there can be no assurances that our second chipset licensee, Silicon Integrated Systems Corporation, will be successful with their products that utilize the RDRAM interface.

We are subject to revenue concentration risks at both the licensee and the system company levels.

In fiscal 2002, 2001, and 2000, revenues from our top five licensees accounted for approximately 84%, 75% and 54% of our revenues, respectively. Intel is the largest licensee by a substantial amount. In fiscal 2002, revenues from our top three licensees, Intel, Toshiba and Samsung, each accounted for greater than 10% of our total revenues. In fiscal 2001, revenues from our top five licensees, Hitachi, Ltd. (“Hitachi”), Intel, NEC Corporation (“NEC”), Samsung and Toshiba, each accounted for greater than 10% of our total revenues. In fiscal 2000, revenues from our top three licensees, NEC, Samsung and Toshiba, each accounted for greater than 10% of our total revenues. We expect that we will continue to experience significant revenue concentration for the foreseeable future.

Many of our licensees, including Intel, have the right to cancel their licenses, and the loss of any of our top five licensees would have a material adverse effect on us. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated in a limited number of licensees.

The royalties we receive are a function of the adoption of our interfaces at the system company level. System companies purchase semiconductors containing Rambus interfaces from our licensees and, other than for RaSer interfaces, generally do not have a direct contractual relationship with us. Our licensees generally do not provide detail as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenues will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that our licensees will receive from sales to these companies. There can be no assurance that a significant number of other system companies will adopt our interfaces or that our dependence upon particular system companies will decrease in the future.

We are dependent upon the sales made by systems companies.

Although sales of semiconductors to system companies which have adopted our interfaces for their products are not made directly by us, such sales directly affect the amount of royalties we receive from semiconductors. Therefore, our success is partially dependent upon the adoption of our chip-to-chip interfaces by system companies, particularly those that develop and market high-volume business and consumer products such as PCs and video game consoles. We are subject to many risks beyond our control that influence the success or failure of a particular system company, including, among others:

•	competition faced by the system company in its particular industry;

•	market acceptance of the system company’s products;

•	the engineering, sales and marketing and management capabilities of the system company;

•	technical challenges unrelated to our interfaces faced by the system company in developing its products; and

•	the financial and other resources of the system company.

The process of persuading system companies to adopt our chip-to-chip interface can be lengthy and, even if adopted, there can be no assurance that our interfaces will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We must dedicate substantial resources to market to, and support, system companies, in addition to supporting the sales, marketing and technical efforts of our licensees in promoting our interfaces to system companies. Even if a systems company develops a product based on our interface, success in the market will depend in part on a supply of semiconductors from our licensees in sufficient quantities and at commercially attractive prices. Because we do not control the business practices of our licensees, we have no ability to establish the prices at which the chips containing our interfaces are made available to system companies or the degree to which our licensees promote our interfaces to system companies.

Our memory interface products may not be adopted by market leaders.

An important part of our strategy for our memory interfaces is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting Rambus interfaces. Should a high profile industry participant adopt our interfaces for one or more of its products but fail to achieve success with those products, other industry participants’ perception of our interfaces could be adversely affected. Any such event could reduce future sales of semiconductors built with Rambus interfaces. Likewise, were a market leader to adopt and achieve success with a competing interface, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging the Rambus solution adopted by their competitors. The failure of RDRAM devices to maintain or gain market share would have a material adverse effect on our business, financial condition and results of operations.

We have no control over the pricing or manufacturing policies of our licensees.

Our licensees have complete control over the pricing of their products, and there can be no assurance that licensee products using or containing Rambus interfaces will be competitively priced or will sell in significant volumes. Furthermore, RDRAM manufacturers are responsible for their own manufacturing processes, and we have no role in the manufacture of RDRAM devices. For example, we have no influence on decisions in regard to any process changes or on whether or when to “shrink” or otherwise change a design to reduce the cost of the chips. There can also be no assurance that yields of RDRAM memory devices to the full 800 MHz or 1066 MHz specification will maintain satisfactory levels to meet demand.

One important requirement for our memory interfaces is for any premium in the price of memory and controller devices over alternatives to be reasonable in comparison to the perceived benefits of the interfaces. However, there can be no assurance that the price premium for Rambus memory interfaces over alternatives can be reduced sufficiently to allow the development of Rambus memory interfaces as high volume solutions. In addition, because of the extra interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAM devices than standard

SDRAM for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard SDRAM version.

Our financial results are materially dependent on the DRAM market, which may experience declines in DRAM price and unit volume per system.

In fiscal 2002, a material portion of our royalties was derived from the sale of DRAM. Royalties on DRAM are, except under the modified agreements as described in the Royalty Revenues section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 20, based on the volumes and prices of DRAM manufactured and sold by our licensees. The royalties we receive, therefore, are, to a significant extent, influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices (ASPs) during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices or in our royalty rates will not have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in maintaining or increasing our share of any market.

We must respond to rapid technological change in the semiconductor industry by developing new products in a timely manner while relying on our fundamental technology.

The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing evolutionary improvements. Since beginning operations in 1990, we have derived most of our revenue from our chip-to-chip interface technologies and expect that this dependence on our fundamental technology will continue for the foreseeable future. Also, customer acceptance of our chip-to-chip interfaces is critical to our future success. The introduction or market acceptance of competing interfaces which render our chip-to-chip interfaces less desirable or obsolete would have a rapid and material adverse effect on our business, results of operations and financial condition. The announcement of new chip-to-chip interfaces by us could cause licensees or system companies to delay or defer entering into arrangements for the use of our interfaces, which could have a material adverse effect on our business, financial condition and results of operations. We are dependent on the industry to develop test solutions which are adequate to test our interfaces and to supply such test solutions to our customers. Our operating results will depend to a significant extent on our ability to introduce enhancements and new generations of our chip-to-chip interfaces which keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. We must continually devote significant engineering resources to addressing the ever-increasing need for higher speed chip-to-chip interfaces associated with increases in the speed of microprocessors and other controllers. Technical innovations of the type that will be required for us to be successful are inherently complex and require long development cycles, and there can be no assurance that our development efforts will ultimately be successful. In addition, these innovations must be completed before changes in the semiconductor industry have rendered them obsolete, must be available when system companies require these innovations, and must be sufficiently compelling to cause semiconductor manufacturers to enter into licensing arrangements with us for the new technologies. There can be no assurance that we will be able to meet these requirements. Moreover, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that we will have the financial resources necessary to fund future development, that our licensees will continue to share certain research and development costs with us as they have in the past, or that revenues from enhancements or new generations of our interfaces, even if successfully developed, will exceed the costs of development.

We face intense competition.

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. All major DRAM manufacturers, including RDRAM licensees, produce versions of DRAM such as SDRAM and DDR which compete with RDRAM devices. These companies are much larger and have better access to financial, certain technical and other resources than we do.

We believe that our principal competition for memory interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Companies are also beginning to take a system approach similar to ours in solving the application needs of system companies. Most DRAM suppliers have been producing DDR devices, for example, which use a technology that doubles the memory bandwidth without increasing the clock frequency. While we believe we have valid and enforceable patents covering this and other technology used in DDR and SDRAM devices, and while we have been successful in negotiating SDRAM-compatible and DDR-compatible licenses with some DRAM manufacturers, other manufacturers have not agreed to a license and are in litigation with us.

JEDEC, a standards setting body, including semiconductor and systems companies, is thought to be developing extensions of DDR known as DDR-2 and DDR-3. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and Yellowstone memory devices, or are perceived to require the payment of lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that our future competition will not have a material adverse effect on our business, results of operations and financial condition. While we may determine that such alternative technologies, when and if developed, infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the result of which would be uncertain.

In addition, certain semiconductor companies are now marketing semiconductors which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip interface to memory. Embedded DRAM is well suited for applications where component space saving and power consumption are critical, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAM will not increase in the future.

In the RaSer interface business, we face additional competition from semiconductor companies who sell discrete transceiver chips for use in various types of systems, as well as competitors who license similar serial link interface cells. At the 10 gigabit per second speed, competition will also come from optical technology sold by system and semiconductor companies.

We may be unable to protect our intellectual property.

While we have an active program to protect our proprietary inventions through the filing of patents, there can be no assurance that our pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, that we will be successful in litigation relating to our patents, that the patents of others will not have an adverse effect on our ability to do business or that the pending action of the Federal Trade Commission will not significantly limit our ability to enforce certain of its key patents. Furthermore, there can be no assurance that others will not independently develop similar or competing interfaces or design around any patents that may be issued to us.

We attempt to protect our trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property. Despite these efforts, there can be no assurance that others will not gain access to our trade secrets, or that we can meaningfully protect our intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, there can be no assurance that such measures will be successful.

We believe that it is important to develop and maintain uniform RDRAM and Yellowstone memory interface compatibility to enable interoperability between different semiconductor devices that incorporate our memory interfaces. Our contracts for memory interfaces generally prevent a licensee from using licensee-developed patented improvements related to our interfaces to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of our chip-to-chip interfaces. Specifically, the contracts generally require licensees to grant us a royalty-free cross-license on patented licensee intellectual property related to the implementation of our interfaces, which we then sublicense to other licensees that have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

We face certain risks associated with international licenses.

In fiscal 2002, 2001 and 2000, international revenues constituted approximately 55%, 81% and 82% of our total revenues, respectively. For additional information concerning international revenues, see Note 12 in the Notes to Consolidated Financial Statements on page 52. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. To date, all of the revenues from international licensees have been denominated in United States dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in United States dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of our licensees are subject to a variety of risks, including:

•	tariffs, import restrictions and other trade barriers;

•	changes in regulatory requirements;

•	longer accounts receivable payment cycles;

•	adverse tax consequences;

•	export license requirements;

•	foreign government regulation;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

In particular, the laws of certain countries in which we currently license, or may in the future license, our technology require significant withholding taxes on payments for intellectual property, which we may not be able to offset fully against our United States tax obligations. We are subject to the further risk that tax authorities in those countries may re-characterize certain engineering fees as license fees, which could result in increased tax withholdings and penalties. Our licensees are subject to many of the risks described above with respect to systems companies which are located in different countries, particularly home video game console and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with international licenses of our technology will not have a direct or indirect material adverse effect on our business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which our technology is, or may in the future be, licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

We depend on key personnel, particularly qualified engineers and senior management.

Our success depends to a significant extent on our ability to identify, attract, motivate and retain qualified technical, sales, marketing, finance and executive personnel. Because our future success is dependent upon our ability to continue to enhance and introduce new generations of our interfaces, we are particularly dependent upon our ability to identify, attract, motivate and retain qualified engineers with the requisite educational background and industry experience. Competition for qualified engineers, particularly those with significant industry experience, is intense. We are also dependent upon our senior management personnel, most of whom have worked together at Rambus for many years. The loss of the services of any of the senior management personnel or a significant number of our engineers could be disruptive to our development efforts or business relationships and could have a material adverse effect on our business, financial condition and results of operations. It is not our practice to enter into employment contracts with our employees and do not maintain key person life insurance.

We are not experienced in managing rapid growth.

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Our licensees and system companies rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our chip-to-chip interface technologies. In addition, relationships with new Rambus licensees or system companies generally require significant engineering support. As a result, any increases in adoption of our interfaces will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our interface technologies and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and could adversely affect the efficiency of our research and development process. The rate of our future expansion, if any, in combination with the complexity of the interfaces involved in our licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of the licensees and system companies. Additionally, we may be required to reorganize our managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect resulting from our lack of effective management in any of these areas will be magnified. Inability to manage the expansion of our business would have a material adverse effect on our business, financial condition and results of operations.

General economic conditions may further reduce our revenues and harm our business.

We are subject to risks arising from adverse changes in domestic and global economic conditions. Because of the economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products which incorporate our chip-to-chip interface technology, our royalty revenues could further decline, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

Our operations are primarily located in California and, as a result, are subject tonatural disasters.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay area. The San Francisco Bay area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

Our stock price is extremely volatile.

The trading price of our Common Stock has been subject to very wide fluctuations which may continue in the future in response to, among other things, the following:

•	adverse development related to the risk factors described in this “Risk Factors” section;

•
progress, or lack of progress, or perceptions thereof in the development of products that incorporate our chip-to-chip interfaces by licensees, or in the development of products by system companies using our chip-to chip interfaces;

•	our signing or not signing new licensees;

•	new litigation or developments in current litigation;

•	announcements of our technological innovations or new products by ourselves, our licensees or our competitors; and

•	developments with respect to patents or proprietary rights and other events or factors.

The trading price of our Common Stock could also be subject to wide fluctuations in response to the publication of reports and changes in financial estimates by securities analysts, and it is possible that our actual results in one or more future periods will fall short of those estimates by securities analysts. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of Rambus Common Stock.

Item 2.    Properties

Early in the second fiscal quarter of 2001, we moved all of our U.S. operations, including our engineering, marketing, and administrative functions into a newly constructed building in Los Altos, California. We currently lease this 96,000 square foot building, and the lease has an initial term of ten years, with options to extend the term for two periods of five years each. We also lease approximately 31,000 square feet in one building in Mountain View, California, which formerly housed our U.S. engineering, marketing and administrative operations. The principal lease expires in 2005, with an option to extend the lease for an additional five years. With the move of our U.S. operations to the new facility in Los Altos in the second fiscal quarter of 2001, we subsequently subleased the Mountain View facility through February 2005. We also lease space in Tokyo, Japan, and Taipei, Taiwan, for offices which provide sales and technical support to systems companies in Japan and Taiwan. We believe that our current facilities are adequate to support our current growth expectations.

Item 3.    Legal Proceedings

Infineon Litigation

On August 8, 2000, we filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against us in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by us of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with our participation from 1991-96 in an industry standards-setting group known as JEDEC where Infineon has alleged that we did not disclose certain of our then-pending patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, we amended our complaint to assert infringement of two additional U.S. patents. In January 2001,

Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against us relating to Infineon’s U.S. patents.

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss our patent infringement case and granted our motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against us on Infineon’s fraud claims and for us on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside, but the court affirmed the jury’s verdict against us as to SDRAM standard setting. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting us from filing additional patent infringement actions against Infineon in the U.S. under certain of our U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM devices and (subject to certain conditions) successor JEDEC-compliant devices.

We have appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” We have also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. We have also filed an appeal with respect to the attorney’s fees and the permanent injunction rulings. Infineon has appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC) (Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641, 02-1174, 02-1192). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002, but no decision has been reached by the CAFC.

On August 7, 2000, we filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of our infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the validity of the same Rambus European patent was confirmed by the European Patent Office (EPO) in a hearing conducted on September 10 and 11, 2002. The written decision of the EPO is yet to be received and is expected in the near future. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of our patent but required us to add additional language based on a conclusion that the additional language better reflected the scope of claims as originally filed in Europe by us. Under European patent law, unlike US patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. We intend to appeal the requirement that we include this additional language in our claim.

Micron Litigation

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against us in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Micron’s suit seeks a declaration of monopolization by us, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, we filed our answer and counterclaims, wherein we disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents identified by Micron. Both sides filed a number of potentially dispositive motions for summary judgment.

On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, we believe that the case will now be assigned to the new judge replacing him, Kent Jordan, who was recently confirmed by the United States Senate.

In September 2000, we filed suit against Micron in the District Court in Mannheim, Germany (the “Mannheim court”), the Tribunal de Grande Instance de Paris in Paris, France, the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain and the District Court in Monza, Italy (the “Monza Court”) for infringement of a European patent. Our German suit against Micron is, like our German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert, who has not yet completed his report in the Micron case, is the same expert as was appointed in the Infineon and Hynix cases in Germany. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant us a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. We appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European patent against us in the District Court of Avezzano, Italy. In response, we asserted infringement of the second European patent in Milan, Italy. The actions on the second European patent in Italy have also been stayed. Further, we filed suit against Micron in Germany and Italy for infringement of a third European patent. Both of these additional suits have also been stayed.

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against us in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with our 1991-96 participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Hynix seeks a declaration of monopolization by us, compensatory and punitive damages, and attorneys’ fees. In February 2001, we filed our answer and counterclaims, whereby we dispute Hynix’s claims and assert infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of our claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of our pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to our counterclaims of infringement. We opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the pending CAFC decision in the Infineon case. At that same conference, the Court permitted us to move to amend its complaint to add new claims for patent infringement, and we filed that motion on October 4, 2002. A further case management conference was held on November 22, 2002, at which time the Court indicated that after submissions by the parties in December, it is likely to set new case deadlines.

In September 2000, we filed suit against Hynix in the District Court in Mannheim, Germany (the “Mannheim court”), the Tribunal de Grande Instance de Paris in Paris, France and the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The appointed expert has not yet completed his report in the Hynix case. The French suit is in an early phase. The British suit has been temporarily stayed.

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, we were named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning our involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002, we moved to dismiss the consolidated complaint. We filed a reply brief on July 30, 2002, and the matter is pending. We intend to continue to vigorously defend ourselves in this action.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. We are a nominal defendant, and our directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No. 19122-NC (filed Sept. 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. We filed a motion to dismiss this complaint, and our motion is pending. We intend to continue to vigorously defend ourselves in this action.

Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901, Taylor v. Tate, et al., No. CV 801266 and they were both filed on August 22, 2001. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as Vista 2000 v. Davidow, CV No. 800901 on November 9, 2001 by the Court. The Court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds, Bonds v. Davidow, et al., CV No. 802086, and Sujan v. Rambus, Inc., CV No. 803367, have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 18, 2002, Judge Komar of the California Superior Court ordered this stay as stipulated by the parties.

Memory Purchasers Class Action

On April 3, 2002, we were served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc., No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to our alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on our alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during our involvement at JEDEC in 1991-96, as well as during our subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code §16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code §17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. We demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the Court granted our demurrer, giving Plaintiff leave to amend its Complaint. Plaintiff filed an amended complaint on September 26, 2002. We have demurred to the amended complaint, and our demurrer is pending. We intend to vigorously defend ourselves in this action.

FTC Complaint

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against us. The FTC has alleged that through its action and inaction at JEDEC from 1991-96, Rambus violated Section 5 of the FTC Act in a way that allowed it to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in synchronous DRAM technology markets. The FTC has also alleged that our action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. On July 5, 2002, we moved to stay the FTC action until the CAFC issues a ruling in the Rambus v. Infineon appeal; this motion was denied and we filed our Answer to the Complaint on July 29, 2002. Discovery has commenced in the case and an evidentiary hearing before the FTC’s administrative law judge is expected to begin on March 19, 2003. We intend to vigorously defend ourselves in this action.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the Nasdaq Stock Market under the symbol “RMBS.” The quarterly high and low prices as reported by Nasdaq are included in the table “Consolidated Supplementary Financial Data” on page 58 of this report on Form 10-K.

Information regarding Rambus securities authorized for issuance under equity compensation plans is included in Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) on page 31 of this report on Form 10-K.

As of October 31, 2002, there were 1,023 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our Common Stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

Net income (loss) per share calculations have been retroactively restated to reflect a four-for-one split of our Common Stock effective June 15, 2000. For a discussion of factors that could cause the information set forth below to be not indicative of our future financial condition or results of operations, see “Risk Factors,” beginning on page 6.

	2002	2001	2000	1999	1998
	(in thousands except per share data)
Operations:
Total revenues	$96,565	$117,160	$72,311	$43,370	$37,864
Operating income (loss)	31,422	40,715	(143,508)	9,499	7,967
Net income (loss)	24,704	31,271	(106,127)	8,718	6,788
Net income (loss) per share—diluted	$0.24	$0.29	$(1.10)	$0.09	$0.07

Financial Position (at year end):
Total assets	$232,959	$237,790	$219,631	$115,773	$110,987
Total debt (capital lease obligations)	—	—	—	—	130
Stockholders’ equity	195,492	191,357	162,322	61,564	41,792

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding revenues, expenses and results of operations. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section, and below. We assume no obligation to update the forward-looking statements or such risk factors.

Revenues

Our revenues consist of royalty revenues and contract revenues generated from four types of agreements with semiconductor and system companies. These four types of agreements are: (1) licenses for devices fully compatible with the RDRAM memory interface (“RDRAM licenses”), (2) licenses for our RaSer interface that licensees integrate into their logic semiconductors, (3) licenses that cover the use of Rambus patents and other intellectual property in synchronous DRAM (“SDRAM”) and double data-rate (“DDR”) memory devices and controllers which control such memory, and (4) our September 2001 patent cross license with Intel.

As of September 30, 2002, our deferred revenue from RDRAM, RaSer, SDRAM- and DDR-compatible and Yellowstone licenses was $27 million, substantially all of which is scheduled to be recognized in varying amounts over the next four years.

Royalty Revenues

Royalty revenues are generated by each of the four types of agreements. Royalties can be: (1) a fixed quarterly amount, (2) a percentage of the revenues received by licensees on their sales of licensed semiconductors or (3) a dollar amount per link in the case of RaSer. We recognize royalties from a licensee in the quarter in which we receive the report detailing shipments of the semiconductors containing Rambus technology by such licensee in the prior quarter. As we have increased our license offerings, we have become increasingly flexible in the type of license agreements. For fiscal year 2002, over half of our royalties were based on contracts that required fixed quarterly payments for various periods of time. The exact rate and structure of a royalty arrangement with a particular licensee depend on a number of factors, including the amount of the license fee to be paid by the licensee and, in the case of memory interface licenses, the marketing and engineering commitment made by the licensee.

RDRAM and RaSer.    Royalties for RDRAM and RaSer are normally payable quarterly by a Rambus licensee on sales that occur during the life of the Rambus patents being licensed. In the case of RDRAM licenses, the exact rate and structure of royalty arrangements with specific licensees depend on a number of factors, including the amount of the license fee and the marketing and engineering commitment made by the licensee. In the case of RaSer interface licenses, the exact royalty rate and structure vary based on a number of factors, including volume and required customization.

SDRAM- and DDR- compatible.    In the case of SDRAM-compatible and DDR-compatible licenses, royalties are normally payable over a five year contract period. SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees which include compensation for use of Rambus patents from the time we notify the licensee of potential infringement. Accordingly, we classify these fees as royalty revenues that are recognized ratably over the five-year contract period. The excess of payments received over royalty revenue recognized is shown on our balance sheet as deferred revenue. Except with regard to two licensees with amended agreements, royalties for SDRAM- and DDR- compatible licenses are calculated based on a percentage of the revenue generated by licensed products shipped by the licensee. The two companies with amended agreements are currently paying a fixed amount per quarter until there is further resolution on litigation.

Intel.    Royalties for the Intel license are a fixed amount per quarter for five years, beginning on the date the contract was signed in September 2001. At the end of the five-year period, if Intel has paid in full, Intel will have a fully paid up license to the complete Rambus patent portfolio as it exists at that time.

Contract Revenues

Contract revenues represented approximately 8% of our total revenues in fiscal 2002, 19% in 2001, and 55% in 2000. Only licenses for RDRAM, RaSer and, in the future, Yellowstone, generate contract revenues. Contract fees from RDRAM and RaSer agreements are comprised of license fees and engineering service fees. Our RDRAM and RaSer agreements generally require a licensee to pay a contract fee typically ranging from a few hundred thousand dollars for a narrow license covering a single logic product to millions of dollars for a license with broad coverage of Rambus interfaces. Part of these fees may be due upon the achievement of certain milestones, such as the provision of certain deliverables by us or production of chips by the licensee. All contract fees that are recognized as revenue are nonrefundable.

Substantially all of the license fees and engineering service fees from RDRAM, Yellowstone and RaSer agreements, are bundled together as contract fees because we generally do not provide or price these components separately. These contracts also generally include rights to upgrades and enhancements. Accordingly, we recognize contract revenues ratably over the period during which post-contract customer support is expected to be provided. The excess of contract fees received over revenue recognized is shown on our balance sheet as deferred revenue.

Revenue Concentration

Because all of our revenues are derived from a relatively small number of licensees, our revenues tend to be highly concentrated. In fiscal 2002, revenues from our top three licensees, Intel, Toshiba and Samsung, each accounted for greater than 10% of our total revenues. In fiscal 2001, revenues from our top five licensees, Hitachi, Intel, NEC, Samsung and Toshiba, each accounted for greater than 10% of our total revenues. In fiscal 2000, revenues from our top three licensees, NEC, Samsung and Toshiba, each accounted for greater than 10% of our total revenues. We expect that we will continue to experience significant revenue concentration for the foreseeable future. However, the particular licensees which account for revenue concentration may vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees sell licensed semiconductors to systems companies in any given period.

International Revenues

In fiscal 2002, 2001, and 2000, international revenues constituted 55%, 81% and 82% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. All of the revenues from international licensees to date have been denominated in United States dollars. For additional information concerning international revenues, see Note 12 in the Notes to Consolidated Financial Statements on page 52.

Expenses

We intend to continue making significant expenditures associated with engineering, marketing, general and administration, and expect that these costs and expenses will continue to be a significant percentage of revenues in future periods. Whether such expenses increase or decrease as a percentage of revenues will be substantially dependent upon the rate at which our revenues change.

Engineering.    Engineering costs are allocated between cost of contract revenues and research and development expenses. Cost of contract revenues is determined based on the portion of engineering costs which have been incurred during the period for the adaptation of our chip-to-chip interface interfaces for specific licensee processes. The balance of engineering costs, incurred for general development of our interfaces, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of development and implementation cycles. As a generation of technology matures from the development stage through implementation, the majority of engineering costs shift from research and development expenses to cost of contract revenues. Engineering costs are recognized as incurred and do not correspond to the recognition of revenues under the related contracts.

Marketing, general and administrative.    Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, legal, finance, insurance and other marketing and administrative efforts. Costs of technical support for systems companies, including applications engineering, are also charged to marketing, general and administrative expense. Consistent with our business model, sales and marketing activities are focused on developing relationships with potential licensees and on participating with existing licensees in marketing, sales and technical efforts directed to systems companies. In many cases, we must dedicate substantial resources to the marketing and support of systems companies. Due to the long business development cycles we face and the semi-fixed nature of administrative expenses, marketing, general and administrative expenses in a given period generally are unrelated to the level of revenues in that period or in recent or future periods.

Taxes.    We report certain items of income and expense for financial reporting purposes in different years than they are reported for tax purposes. Specifically, we report contract fees and royalties when received for tax purposes, as required by tax law. For financial reporting purposes, however, we record revenues from RDRAM and RaSer contract fees over the period post-contract customer support is expected to be provided and records revenues from SDRAM-compatible and DDR-compatible license fees over the five-year contract period and records royalty revenues upon notification from licensees. Thus, we recognize revenue earlier for tax than for financial reporting purposes. Accordingly, our net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	2002	2001	2000
Revenues:
Contract revenues	7.8%	18.6%	54.9%
Royalties	92.2	81.4	45.1

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	7.9	8.4	16.7
Research and development	23.1	15.5	15.9
Marketing, general and administrative	36.5	41.3	29.2
Employee stock-related compensation expense	—	—	236.6

Total costs and expenses	67.5	65.2	298.4

Operating income (loss)	32.5	34.8	(198.4)
Interest and other income, net	6.9	7.6	6.5

Income (loss) before income taxes	39.4	42.4	(191.9)
Provision for (benefit from) income taxes	13.8	15.7	(45.1)

Net income (loss)	25.6%	26.7%	(146.8)%

Revenues.    Revenues were $96.6 million, $117.2 million and $72.3 million in fiscal 2002, 2001 and 2000, respectively.

Contract Revenues.    Contract revenues decreased 65% to $7.6 million in fiscal 2002. The decrease in contract revenues in fiscal 2002 is due largely to the expiration of revenue recognition periods for several RDRAM contracts. Contract revenues decreased 45% to $21.8 million in fiscal 2001 from $39.7 million in fiscal 2000. The decrease in contract revenues in fiscal 2001 is due largely to the expiration of revenue recognition periods for several RDRAM contracts. This decrease was partially offset by the recognition of $4.3 million of remaining deferred revenue on contracts for which all remaining obligations were terminated by mutual consent of Rambus and our licensees. Such terminations result in the cancellation of all RDRAM development obligations by both parties. Since all license and engineering payments already received are non-refundable, the balance of deferred revenue on these contracts was recognized in the period of cancellation. The first contract revenue for RaSer interfaces was recognized in fiscal 2001. We anticipate continuing to book additional contracts, especially contracts with existing licensees for newer versions of our interfaces. However, we anticipate that contract revenues will fluctuate over time as the value of contracts for which the revenue recognition periods have expired differs from the value of new contracts.

Royalty Revenues.    In fiscal 2002, royalties decreased 6.6% to $89 million, or 92.2% of total revenues, including a decline in royalties for SDRAM and DDR-compatible products. The decline in royalties for SDRAM and DDR-compatible products was partially offset by increased licensees’ shipments of RDRAM memory devices and memory controllers that connect to RDRAM memory devices, primarily due to the success of the Sony PlayStation® 2. In addition, royalties in fiscal 2002 reflect the first full year of royalties received under the Intel cross-license agreement which was signed in September 2001. In the second fiscal quarter of fiscal 2002, due to the adverse litigation results in 2001, we agreed to an amended fixed royalty agreement with a small licensee for SDRAM and DDR-compatible products. This is the second such agreement which calls for fixed quarterly royalty payments for these products. The first agreement was with a large licensee in fiscal year 2001. In both cases, we believe the long-term impact of the agreement remains unchanged since, with a favorable litigation outcome, the royalty payments return to the original agreement level. In fiscal 2001, royalties increased 192% to $95.4 million, or 81.4% of total revenues from $32.6 million, or 45.1% of total revenues, in fiscal 2000. Revenue increased dramatically in fiscal 2001 due to increased royalties on SDRAM and DDR-compatible products as well as RDRAM memory devices and controllers. The increase in SDRAM and DDR-compatible products was driven by new licensees while the increase in RDRAM royalties was driven by the increased volumes of Sony PlayStation 2 and Intel Pentium 4 products that interfaced with RDRAM.

We anticipate that our potential to generate royalties in fiscal 2003 will be largely dependent upon Intel and system sales by PC manufacturers and Sony. None of the systems companies currently incorporating our technology into their products is contractually obligated to continue doing so. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period. We expect that first royalties for the RaSer interface will be recognized in fiscal 2003. We do not expect royalties for Yellowstone in fiscal 2003.

Engineering Costs.    Engineering costs, consisting of cost of contract revenues and research and development expenses, were $29.9 million, $28.1 million and $23.6 million in fiscal 2002, 2001 and 2000, respectively, which represented 31%, 23.9% and 32.6% of revenues in the same periods, respectively. The increase in engineering costs in fiscal 2002 was a result of increased compensation costs related to salary increases and the hiring of additional engineering personnel. The increase in engineering costs in fiscal 2001 was primarily attributable to higher operating costs of the new office facilities to which we relocated at the beginning of the second quarter of fiscal 2001, as well as to the addition of engineering personnel to support continued improvements to our interfaces.

Cost of Contract Revenues.    Cost of contract revenues were $7.6 million, $9.9 million and $12.1 million, which represented 7.9%, 8.4% and 16.7% of revenues, in fiscal 2002, 2001 and 2000, respectively. The decrease in the cost of contract revenues in fiscal 2002 and fiscal 2001 in absolute dollars, as a percentage of total revenues, and as a percentage of total engineering costs, is primarily due to the successful launch and ramp of RDRAM semiconductors into the PC main memory market resulting in a reduction in engineering support efforts, as well as to the effect of increased royalty revenues. We believe that the level of cost of contract revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as new Rambus chip-to-chip interfaces go through the normal development and implementation phases.

Research and Development.    Research and development expenses were $22.3 million, $18.2 million and $11.5 million, which represented 23.1%, 15.5% and 15.9% of revenues, in fiscal 2002, 2001 and 2000, respectively. Research and development expenses increased 22.5% in fiscal 2002 as compared to fiscal year 2001, and 58.3% in fiscal 2001 as compared to fiscal 2000. Research and development expenses increased as a percentage of revenues in fiscal 2002 as investment increased in the RaSer and Yellowstone interfaces while revenue declined. In fiscal 2001, research and development expenses decreased as a percentage of revenue due to the increase in our revenues. We expect research and development expenses to increase over time as we enhance and improve our interfaces and apply them to new generations of semiconductors. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in our total revenues.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $35.2 million, $48.4 million and $21.1 million, which represented 36.5%, 41.3% and 29.2% of revenues, in fiscal 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 in marketing, general and administrative expenses primarily represents decreased litigation costs associated with the defense of our intellectual property. Litigation costs were $11.3 million in fiscal 2002 versus $27.1 million in fiscal year 2001. Litigation expenses were down in fiscal 2002 primarily due to the high spending in fiscal 2001. Trial delays in several of the pending cases as well as the number of simultaneous litigation activities contributed to the significant litigation expenses in fiscal 2001. In addition, at the beginning of fiscal 2001, we began to incur higher rent and other ongoing operating costs associated with relocating our corporate headquarters to a larger facility to accommodate anticipated long-term growth. We expect marketing, general and administrative expenses to vary in the future. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect such costs will increase in fiscal 2003 relative to fiscal 2002 as we defend ourselves in the FTC action and as we continue to focus our resources on protecting our intellectual property rights. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in our total revenues.

Employee Stock-Related Compensation Expense.    As discussed below in the section entitled “Contingent Warrants, Common Stock Equivalents, and Options,” a $171.1 million employee stock-related compensation charge was taken in fiscal 2000 related to Common Stock Equivalents granted to our Chief Executive Officer and President and options granted to our employees.

Interest and other Income, Net.    Interest and other income, net consists primarily of interest income from our cash investments. Interest and other income, net was $6.6 million, $8.9 million and $4.7 million, which represented 6.8%, 7.6% and 6.5% of revenues, in fiscal 2002, 2001 and 2000, respectively. The decrease in absolute dollars in fiscal 2002 was due to lower interest rates and reduced rental income from the sublease of our former office facilities in Mountain View, California. During fiscal 2002, we sold one investment for a $2 million gain and increased the valuation allowance related to investments by $2 million to more closely reflect our estimate of current market values of the remaining securities. The increase in absolute dollars in fiscal 2001 was due primarily to higher invested balances. In addition, beginning in the second fiscal quarter of 2001, interest and other income, net, includes net income recognized from the sublease of our former office facilities in Mountain View, California. We expect cash investments to remain flat, and, with current interest rates, interest and other income, net, will likely fluctuate in future periods due to the liquidation of investments and reinvestment at lower interest rates.

Provision for (Benefit from) Income Taxes.    We recorded an income tax provision of $13.3 million in fiscal 2002, an income tax provision of $18.4 million in fiscal 2001, and an income tax benefit of $32.7 million in fiscal 2000. The tax rate for fiscal 2002 and 2001 was 35% and 37%, respectively. In fiscal 2000, we determined, based upon our continued and growing profitability, that we would more likely than not be able to utilize our deferred tax assets, and recorded a $38 million credit to income tax expense to reduce the valuation allowance against the deferred tax assets. For fiscal 2000, the estimated federal and state combined rate on income before income taxes was (23.5)%. Our effective tax rate differs from the statutory rate due to differences related to the timing of recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

At September 30, 2002, we had gross deferred tax assets of approximately $47.4 million, primarily relating to the difference between tax and book treatment of employee stock-related compensation expenses and deferred revenue, and net operating losses. The deferred tax assets of approximately $41.4 million, net of the valuation allowance of $6 million, as of September 30, 2002, represents management’s estimate of those tax assets which it believes will more likely than not (a probability of just over fifty percent) be realized. The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependant on profitability staying at approximately current levels.

Contingent Warrants, Common Stock Equivalents, and Options

In November 1996, Rambus entered into an agreement with Intel Corporation for the development of a new version of RDRAM interface. In January 1997, as part of this agreement, Rambus issued a warrant to purchase 4,000,000 shares of Common Stock of Rambus at a purchase price of $2.50 per share (the “Intel warrant”). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets (the “Intel milestones”). In September 2001, this warrant was cancelled as part of contract negotiations that resulted in a new royalty-bearing contract with Intel.

In October 1998, our board of directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. These warrants vest and become exercisable on the same basis as the former Intel warrant, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of September 30, 2002, a total of 1,520,000 of these warrants had been issued.

In the first quarter of fiscal 2000, we granted our Chief Executive Officer and our President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to our employees approximately 2,160,000 options to purchase our Common Stock at $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal year 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of our success. Vesting for a portion of the CSEs and options granted in fiscal 1999 was contingent on an increase in the price of our Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options vest on the same basis as the former Intel and existing DRAM incentive warrants, which could result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

The magnitude of these charges is a function of the then current price of our Common Stock at the time the charges are taken. For example, if these warrants, CSEs, and options were valued based upon a stock price of $10, the charge could be $30 million or more. The charge, when and if taken, will be non-cash except for payroll tax liabilities, which would likely be more than offset by cash received by Rambus upon exercise of the warrants and options.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. Under the share repurchase program, we are authorized to purchase in open market transactions up to five million of our shares of outstanding Common Stock over an undefined period of time. We repurchased 3.9 million shares at a cost of $23.9 million in fiscal year 2002. In October 2002, our Board of Directors approved the purchase in open market transactions of up to an additional five million of our shares of outstanding Common Stock.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and cash equivalents and marketable securities of $168.7 million, including restricted investments of $12.6 million and a long-term component of $69.6 million. As of the same date, we had total working capital of $74.4 million, including a short-term component of deferred revenue of $11.1 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $85.5 million at September 30, 2002.

Our operating activities provided net cash of $33.2 million, $30.6 million and $35.2 million in fiscal 2002, 2001 and 2000, respectively. Cash generated in fiscal 2002 operations was primarily the result of net income, a decrease in prepaids, deferred taxes and other assets and accounts receivable, and an increase in accounts and taxes payable, accrued payroll and other liabilities. This was partially offset by a decrease in deferred revenue. Cash generated by fiscal 2001 operations was primarily the result of net income and a decrease in prepaids, deferred taxes and other, offset by the tax cost of stock option exercises, increases in accounts receivable, and decreases in accounts and taxes payable, accrued payroll and other liabilities and deferred revenue. Cash generated by fiscal 2000 operations was primarily the result of net loss, the tax benefit of stock option exercises and deferred taxes, offset by non-cash items, primarily non-cash stock compensation expense.

Net cash used in investing activities was $35.6 million and $60.2 million in fiscal 2002 and 2001, respectively. Net cash provided in investing activities was $2.2 million in fiscal 2000. Investing activities have consisted primarily of net purchases and maturities of marketable securities, purchases and sales of investments, changes in restricted investments and purchases of property and equipment.

Net cash used in financing activities was $20.4 million in fiscal 2002. Net cash provided by financing activities was $10.8 million in each of fiscal 2001 and 2000. In fiscal 2002, we invested $23.9 million in common stock repurchases which were offset by proceeds from the sale of common stock under the Employee Stock Purchase and Option plans, which totaled $3.5 million. In fiscal 2001 and 2000, proceeds from the sale of Common Stock under our Employee Stock Purchase and Option plans were the primary source of net cash provided by financing activities.

We presently anticipate that existing cash balances will be adequate to meet its cash needs for at least the next 12 months.

Lease Commitments

We relocated our headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease our previous Mountain View facilities through the end of the existing lease term in February 2005. In the second quarter of fiscal 2002, we agreed to accept reduced rent payments from our subtenant in exchange for an increase in the letter of credit that serves as collateral for certain of the subtenant’s obligations under the lease.

We lease our present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, we provided the lessor with a letter of credit restricting $2.5 million of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. The letter of credit was reduced to $1.2 million on the first anniversary of rent commencement and will be reduced to $600,000 on the second anniversary of rent commencement.

As of September 30, 2002, aggregate future minimum payments under the leases are (in thousands):

	Leases	Subleases	Net Commitments
Fiscal Year:
2003	4,972	1,554	3,418
2004	4,984	1,970	3,014
2005	4,660	900	3,760
2006	4,467	—	4,467
2007	4,601	—	4,601
Thereafter	15,915	—	15,915

Total minimum lease payments	$39,599	$4,424	$35,175

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

As discussed previously, we generate contract and royalty revenues from the following four types of agreements: (1) RDRAM licenses, (2) SDRAM- and DDR- compatible licenses, (3) RaSer licenses and (4) the Intel cross-license.

RDRAM Licenses.    RDRAM licenses allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services, customer support, and enhancements. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, a generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Many licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

We recognize revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

At the time we begin to recognize revenue under RDRAM licenses, the remaining obligations, as defined by the SOP, are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees received over revenue recognized is shown on the balance sheet as deferred revenue.

SDRAM-compatible and DDR-compatible licenses.    SDRAM-compatible and DDR-compatible licenses also generally provide for the payment of fees which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, we classify these fees as royalty revenues, which are recognized ratably over the five-year contract period.

RaSer licenses.    RaSer interface licenses generally also provide for the payment of license fees and engineering fees, as well as royalties based upon the number of links produced by the licensees. Revenues from license fees and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract.

Royalties.    We recognize royalties upon notification of sale by our licensees. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place.

Intel license.    We recognize royalties from the Intel contract which grants Intel access to the Rambus patent portfolio as the amounts are due and payable pursuant to the contract with Intel.

Litigation

As of September 30, 2002, we are involved in certain legal proceedings, as discussed in Item 3 (Legal Proceedings), above, and in Note 13 of our consolidated financial statements. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recorded in our consolidated statement of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a valuation allowance to reduce aggregate investments to fair value and record the related charge as a reduction of interest income.

Income Taxes

As part of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment is based on predictions of future taxable income that could vary materially from our assumptions. For the purposes of making this assessment, we have assumed that future taxable income will be at or above current taxable income levels. Taxable income is impacted in future periods by income before taxes and stock option exercises. To the extent we believe that recovery is not likely or uncertain, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment, based upon the advice of outside tax advisors, is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of September 30, 2002, we have recorded a valuation allowance of $6 million due to uncertainties related to our ability to recover some of our deferred tax assets. The valuation allowance is based upon our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

As of September 30, 2002, we had net deferred tax assets of $41.4 million.

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. During the fiscal year ended September 30, 2002, goodwill amortization totaled $286,000. In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect this statement to have a material impact on our financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. We will adopt this statement during fiscal 2003 and we do not expect this statement to have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers and, by policy, attempt to limit the amount of credit exposure to any one issuer. As stated in our policy, we will ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at September 30, 2002.

	Carrying Value	Average Rate of Return at September 30, 2001
	(in thousands)	(annualized)
Marketable securities:
Cash equivalents	$23,010	1.9%
United States government debt securities	84,392	3.0%
Corporate notes and bonds	23,409	3.0%
Foreign debt securities	21,529	2.0%
Commercial paper	5,278	3.8%

Total marketable securities	$157,618

Item 8.    Financial Statements and Supplementary Data

See Item 15 of this Form 10-K for required financial statements and supplementary data.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since the Registrant will file its definitive Proxy Statement for its next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section entitled “Proposal One—Election of Directors—Information Regarding Nominees and Other Directors” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

Item 11.    Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Proposal One—Election of Directors—Director Compensation” and “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of September 30, 2002:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,043,268	$13.1651	1,688,295
Equity compensation plans not approved by security holders	9,720,012	$13.0185	4,239,707

Total	26,763,280		5,928,002

In October 1999, we adopted our 1999 Nonstatutory Stock Option Plan, which authorizes the issuance of nonstatutory options to employees and consultants. The 1999 Nonstatutory Stock Option Plan is our only equity compensation plan that was not approved by our stockholders. We have reserved 14,800,000 shares of Common Stock for issuance under the plan. The plan expires ten years after adoption, and our Board of Directors or a committee designated by our Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date, and the exercise price (which generally is the fair market value at the date of grant).

Item 13.    Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

Item 14.    Disclosure Controls and Procedures

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by Rambus and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Effective for our quarter ended September 30, 2002, our internal controls have been evaluated and will continue to be evaluated on a quarterly basis by our internal audit consultants. In addition, consistent with our past practices, our internal controls are evaluated by personnel in our finance organization and by our independent accountants in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Annual Report.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “significant deficiencies,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Subsequent to the evaluation date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to Rambus and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Accountants, are included herewith:

(a)(2)  Financial Statement Schedules

Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information is included in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

See Exhibit Index of this report on Form 10-K.

(b)  Reports of Form 8-K

Rambus filed no reports on Form 8-K during the fiscal year ended September 30, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Rambus Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) on page 34 present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 9, 2002, except for Note 13, as to which
the date is November 22, 2002

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$21,454	$44,195
Marketable securities	65,083	85,700
Accounts receivable	312	2,368
Prepaid and deferred taxes	6,073	7,665
Prepaids and other current assets	3,011	3,319

Total current assets	95,933	143,247
Property and equipment, net	13,277	15,862
Marketable securities, long-term	69,592	12,057
Restricted investments	12,576	13,605
Deferred taxes, long-term	35,527	44,275
Other assets	6,054	8,744

Total assets	$232,959	$237,790

LIABILITIES
Current liabilities:
Accounts payable	$3,953	$1,563
Income taxes payable	21	183
Accrued salaries and benefits	3,254	2,635
Other accrued liabilities	3,252	3,596
Deferred revenue	11,086	14,398

Total current liabilities	21,566	22,375
Deferred revenue, less current portion	15,901	24,058

Total liabilities	37,467	46,433

Commitments and contingencies (Notes 6, 7 and 13)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at September 30, 2002 and September 30, 2001	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 97,271,061 shares at September 30, 2002 and 100,287,676 shares at September 30, 2001	97	100
Additional paid-in capital	261,734	282,911
Deferred stock-based compensation	—	(461)
Accumulated deficit	(67,157)	(91,861)
Accumulated other comprehensive gain	818	668

Total stockholders’ equity	195,492	191,357

Total liabilities and stockholders’ equity	$232,959	$237,790

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended September 30,
	2002	2001	2000
Revenues:
Contract revenues	$7,557	$21,797	$39,683
Royalties	89,008	95,363	32,628

Total revenues	96,565	117,160	72,311

Costs and expenses:
Cost of contract revenues	7,605	9,863	12,093
Research and development	22,306	18,204	11,501
Marketing, general and administrative	35,232	48,378	21,140
Employee stock-related compensation expense	—	—	171,085

Total costs and expenses	65,143	76,445	215,819

Operating income (loss)	31,422	40,715	(143,508)
Interest and other income, net	6,584	8,932	4,714

Income (loss) before income taxes	38,006	49,647	(138,794)
Provision for (benefit from) income taxes	13,302	18,376	(32,667)

Net income (loss)	$24,704	$31,271	$(106,127)

Net income (loss) per share—basic	$0.25	$0.31	$(1.10)

Net income (loss) per share—diluted	$0.24	$0.29	$(1.10)

Number of shares used in per share calculations:
Basic	99,369	99,456	96,487

Diluted	102,100	105,966	96,487

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
for the years ended September 30, 2002, 2001 and 2000

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
	(in thousands)
Balances, September 30, 1999	94,812	$95	$78,503	$—	$(123,132)	$43	$162,322
Components of comprehensive income:
Net loss	—	—	—	—	(106,127)	—	(106,127)
Foreign currency translation adjustments	—	—	—	—	—	(14)	(14)
Unrealized gain on marketable securities	—	—	—	—	—	86	86

Total comprehensive income							(106,055)

Issuance of Common Stock upon exercise of options, net	2,300	2	8,497	—	—	—	8,499
Issuance of Stock Purchase Plan	179	—	2,257	—	—	—	2,257
Issuance of Common Stock from Common Stock Equivalents	200	—	—	—	—	—	—
Stock-related compensation charges	—	—	169,878	—	—	—	169,878
Deferred compensation	—	—	663	(663)	—	—	—
Amortization of deferred compensation	—	—	—	92	—	—	92
Tax benefit of stock option exercises	—	—	26,087	—	—	—	26,087

Balances, September 30, 2000	97,491	97	285,885	(571)	(123,132)	43	162,322
Components of comprehensive income:
Net income	—	—	—	—	31,271	—	31,271
Foreign currency translation adjustments	—	—	—	—	—	(87)	(87)
Unrealized gain on marketable securities	—	—	—	—	—	712	712

Total comprehensive income							31,896

Issuance of Common Stock upon exercise of options, net	1,813	2	8,318	—	—	—	8,320
Issuance of Common Stock under Employee Stock Purchase Plan	184	—	2,459	—	—	—	2,459
Issuance of Common Stock from Common Stock Equivalents	800	1	—	—	—	—	1
Amortization of deferred compensation	—	—	—	110	—	—	110
Tax cost of stock option exercises	—	—	(13,751)	—	—	—	(13,751)

Balances, September 30, 2001	100,288	$100	$282,911	$(461)	$(91,861)	$668	$191,357
Components of comprehensive income:
Net income	—	—	—	—	24,704	—	24,704
Foreign currency translation adjustments	—	—	—	—	—	(25)	(25)
Unrealized gain on marketable securities	—	—	—	—	—	175	175

Total comprehensive income							24,854

Issuance of Common Stock upon exercise of options, net	564	1	1,516	—	—	—	1,517
Issuance of Common Stock under Employee Stock Purchase Plan	325	—	2,006	—	—	—	2,006
Repurchase and Retirement of Common Stock under Repurchase Plan	(3,906)	(4)	(23,926)	—	—	—	(23,930)
Amortization and reversal of deferred compensation	—	—	(663)	461	—	—	(202)
Tax cost of stock option exercises	—	—	(110)	—	—	—	(110)

Balances, September 30, 2002	97,271	$97	$261,734	$—	$(67,157)	$818	$195,492

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$24,704	$31,271	$(106,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash employee stock-related compensation	—	—	169,878
Tax benefit (cost) of stock option exercises	(110)	(13,751)	26,087
Depreciation	5,004	4,449	3,243
Amortization of deferred compensation	(160)	618	557
Amortization of goodwill	286	286	245
Increase in valuation allowance related to investments	1,991	—	—
Gain on sale of securities	(2,022)	—	—
Change in operating assets and liabilities:
Accounts receivable	2,056	(2,300)	1,431
Prepaids, deferred taxes and other assets	10,502	21,382	(62,664)
Accounts and taxes payable, accrued payroll and other liabilities	2,461	(1,563)	4,070
Deferred revenue	(11,469)	(9,821)	(1,507)

Net cash provided by operating activities	33,243	30,571	35,213

Cash flows from investing activities:
Purchase of property and equipment	(2,419)	(13,587)	(5,737)
Purchases of marketable securities	(313,769)	(835,414)	(854,550)
Maturities of marketable securities	277,026	805,044	865,777
Acquired interfaces rights	—	—	(1,334)
Purchase of investments	—	(5,100)	(2,000)
Sale of investments	2,581	—	—
Decrease (increase) in restricted investments	1,029	(11,105)	—

Net cash provided by (used in) investing activities	(35,552)	(60,162)	2,156

Cash flow from financing activities:
Proceeds from issuance of common stock	3,523	10,780	10,756
Repurchase of common stock	(23,930)	—	—

Net cash provided by (used in) financing activities	(20,407)	10,780	10,756

Effect of exchange rates on cash and cash equivalents	(25)	(87)	(14)

Net increase (decrease) in cash and cash equivalents	(22,741)	(18,898)	48,111
Cash and cash equivalents at beginning of year	44,195	63,093	14,982

Cash and cash equivalents at end of year	$21,454	$44,195	$63,093

Supplemental disclosure of cash flow information:
Taxes paid	3,103	12,968	5,975
Deferred compensation upon acquisition of technology rights	—	—	1,128

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation and Business of the Company

Rambus Inc. and Subsidiaries (the “Company” or “Rambus”) design, develop and market chip-to-chip interface solutions that enhance the performance and cost-effectiveness of its customers’ chip and system products. These solutions include multiple chip-to-chip interface products, which can be grouped into two major categories: memory interfaces and logic interfaces. Rambus memory interface products provide an interface between memory chips and logic chips. Rambus logic interface products provide an interface between two logic chips.

Rambus was incorporated in California in March 1990 and reincorporated in Delaware in March 1997.

2.    Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan and Rambus Deutschland GmbH, located in Hamburg, Germany. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Identifiable assets and revenues of the subsidiaries are not significant. Investments with less than 20% ownership by Rambus are recorded using the cost method.

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

Revenue Recognition

Rambus’ revenues consist of royalty revenues and contract revenues generated from four types of agreements with semiconductor and systems companies. These four types of agreements are: (1) licenses for devices fully compatible with the RDRAM memory interface (“RDRAM licenses”), (2) licenses for Rambus’ RaSer interface that licensees integrate into their logic semiconductors, (3) licenses that cover the use of Rambus patents and other intellectual property in synchronous DRAM (“SDRAM”) and double data-rate (“DDR”) memory devices and controllers which control such memory, and (4) Rambus’ September 2001 patent cross license with Intel.

RDRAM licenses allow a semiconductor manufacturer to use our interface products and to receive engineering implementation services, customer support, and enhancements. Rambus delivers to a new RDRAM licensee an implementation package which contains the information needed to develop a chip incorporating RDRAM memory interfaces in the licensee’s process. An implementation package includes a specification, a generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interfaces embedded in the customer’s product. Many licensees have contracted to have Rambus provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support which includes technical advice on chip specifications, enhancements, debugging and testing.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued)

Rambus recognizes revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones.

At the time Rambus begins to recognize revenue under RDRAM licenses, the remaining obligations, as defined by the SOP, are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees received over revenue recognized is shown on the balance sheet as deferred revenue.

RaSer licenses allow a semiconductor manufacturer to use Rambus interfaces and to receive engineering implementation services, customer support, and enhancements. Many licensees have contracted to have Rambus provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RaSer licenses also provide for the right to receive ongoing customer support which includes technical advice on chip specifications, enhancements, debugging and testing. RaSer interface licenses generally also provide for the payment of license fees and engineering fees, as well as royalties based upon the number of links produced by the licensees. Consistent with the same accounting SOP, revenues from license fees and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract.

SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees which include compensation for use of Rambus patents from the time Rambus notifies the licensee of potential infringement. Accordingly, Rambus classifies these fees as royalty revenues which are recognized ratably over the five-year contract period.

Rambus recognizes royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to give notification to Rambus and to pay royalties within 60 days of the end of the quarter during which the sales take place. Rambus recognizes royalties from the Intel contract which grants Intel access to the Rambus patent portfolio as the amounts are due and payable pursuant to the contract with Intel.

Research and Development

Costs incurred in research and development are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Rambus has not capitalized any software development costs since such costs have not been significant.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

Income Taxes

Rambus accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current laws and rates in effect.

Computation of Net Income Per Share

Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common stock and common stock equivalents, if dilutive, outstanding during the period.

Stock-Based Compensation

Rambus accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. Rambus provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” See Note 7.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. Cash equivalents present risk of changes in value because of interest rate changes. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The functional currency for our foreign operation in Japan is the Japanese yen. The translation from the Japanese yen to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are included in stockholders’ equity and comprehensive gain (loss). Gains or losses resulting from foreign currency transactions are included in the results of operations.

Segments

As defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one disclosable segment, using one measurement of profitability for its business. Rambus has sales outside the United States, which are described in Note 12. All long-lived assets are maintained in the United States.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive gain is presented in the statement of stockholders’ equity and comprehensive income.

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. During the fiscal year ended September 30, 2002, goodwill amortization totaled $286,000.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Rambus does not expect this statement to have a material impact on its financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Rambus does not expect this statement to have a material impact on its financial statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Rambus does not expect the adoption of this statement to have a material impact on its financial statements.

3.    Business Risks and Credit Concentration

Rambus operates in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns, litigation regarding patent and other intellectual property rights, and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect operating results.

Rambus markets and sells its interfaces to a narrow base of customers and generally does not require collateral. At September 30, 2002, two customers accounted for 87% of accounts receivable. At September 30, 2001, one customer accounted for 90% of accounts receivable.

As of September 30, 2002 and 2001, our cash and cash equivalents were deposited with principally three financial institutions in the form of commercial paper, money market accounts, and demand deposits.

4.    Marketable Securities

Financial instruments that potentially subject Rambus to concentrations of credit risk comprise principally cash and cash equivalents, available-for-sale securities and trade accounts receivable. The Company invests its excess cash primarily in U.S. government agency and treasury notes; commercial paper, corporate notes and bonds; and municipal notes and bonds that mature within 2 years.

All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

	September 30,
	2002	2001
United States government debt securities	$84,141	$36,572
Corporate notes and bonds	23,817	21,123
Municipal notes and bonds	21,497	—
Foreign debt securities	5,220	26,944
Commercial paper	—	13,118

	$134,675	$97,757

Available-for-sale securities are carried at fair value. Gross unrealized gains of approximately $871,000 are netted against gross unrealized losses of approximately $3,000, net of tax, and are included as a component of stockholders’ equity and comprehensive income. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income. All marketable securities classified as current have scheduled maturities of less than one year.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30,
	2002	2001
Computer equipment	$11,542	$9,654
Computer software	7,399	6,768
Furniture and fixtures	5,438	5,357
Leasehold improvements	8,874	9,057

	33,253	30,836
Less accumulated depreciation and amortization	(19,976)	(14,974)

	$13,277	$15,862

Depreciation and amortization expense was approximately $5,004,000, $4,449,000 and $2,752,000 in the years ended September 30, 2002, 2001 and 2000.

6.    Lease Commitments

Rambus relocated its headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease its previous Mountain View facilities through the end of the existing lease term in February 2005. In the second quarter of fiscal 2002, Rambus agreed to accept reduced rent payments from its sub-tenant in exchange for an increase in the letter of credit that serves as collateral for certain of the sub-tenant’s obligations under the lease.

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, Rambus provided the lessor with a letter of credit restricting $2.5 million of its cash as collateral for certain of Rambus’ obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under Rambus’ investment policy. The letter of credit was reduced to $1.2 million on the first anniversary of rent commencement and will be reduced to $600,000 on the second anniversary of rent commencement.

As of September 30, 2002, aggregate future minimum payments under the leases are (in thousands):

	Leases	Subleases	Net Commitments
Fiscal Year:
2003	$4,972	$1,554	$3,418
2004	4,984	1,970	3,014
2005	4,660	900	3,760
2006	4,467	—	4,467
2007	4,601	—	4,601
Thereafter	15,915	—	15,915

Total minimum lease payments	$39,599	$4,424	$35,175

Rent expense was approximately $4,672,000, $3,931,000, and $1,516,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity

Preferred and Common Stock

In February 1997, Rambus established a Stockholder Rights Plan pursuant to which each holder of Rambus’ Common Stock shall receive a right to purchase one-thousandth of a share of Series E Preferred Stock for $125 per right, subject to a number of conditions. Such rights are subject to adjustment in the event of a takeover or commencement of a tender offer not approved by the Board of Directors. In July 2000, the Rambus Board of Directors agreed to restate the exercise price to $600 per right in an Amended and Restated Preferred Shares Rights Agreement. In November 2002, the Rambus Board of Directors agreed to restate the exercise price to $60 per right.

As of September 30, 2002, 2001 and 2000, the total shares held by employees that were subject to repurchase were 0 and 5,736, and 215,087, respectively.

In October 2001, Rambus’ Board of Directors approved a share repurchase program of Rambus’ Common Stock principally to reduce the dilutive effect of employee stock options. Under the share repurchase program, Rambus is authorized to purchase in open market transactions up to five million of Rambus’ shares of outstanding Common Stock over an undefined period of time. Rambus repurchased 3.9 million shares at a cost of $23.9 million in fiscal year 2002. In October 2002, Rambus’ Board of Directors approved the purchase in open market transactions of up to an additional five million of Rambus’ shares of outstanding Common Stock.

Stock Option Plans

In March 1990, Rambus adopted the 1990 Stock Plan under which 10,628,572 shares of Common Stock were reserved for issuance. Incentive stock options were granted with exercise prices of no less than fair market value, and nonqualified stock options could be granted with exercise prices of no less than 85% of the fair market value of the Common Stock on the grant date, as determined by the Board of Directors. The options generally vest over a four-year period but may be exercised immediately subject to repurchase by the Company for those options that are not vested.

In May 1997, the 1990 Stock Plan was terminated and the 1997 Stock Plan was adopted. The 1997 Stock Plan authorizes the issuance of incentive stock options and nonstatutory stock options to employees and nonstatutory stock options to directors, employees or paid consultants of the Company. Rambus has reserved 20,494,094 shares of Common Stock for issuance under the plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and in increments as specified by the Board of Directors, and expire not more than ten years from date of grant. In October 1999, the 1997 Stock Plan was revised to add the provision and ability of Rambus to grant Common Stock Equivalents, which are unfunded and unsecured rights to receive shares in the future.

In October 1999, Rambus adopted the 1999 Nonstatutory Stock Option Plan, which authorizes the issuance of nonstatutory options to employees and consultants. Rambus has reserved 14,800,000 shares of Common Stock for issuance under the plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date, and the exercise price (which generally is the fair market value at the date of grant).

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity (Continued)

A summary of activity under all stock option plans is as follows:

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at September 30, 1999	233,352	12,246,364	$9.19
Shares reserved	10,366,648	—	—
Shares repurchased	33,510	—	—
Options terminated under 1990 Plan	(152,204)	—	—
Options granted	(9,808,900)	9,808,900	20.65
Options exercised	—	(2,334,300)	3.78
Options canceled	706,382	(706,382)	9.35

Outstanding at September 30, 2000	1,378,788	19,014,582	15.73

Shares reserved	10,881,312	—	—
Options terminated under 1990 Plan	(9,001)	—	—
Options granted	(10,883,500)	10,883,500	$10.36
Options exercised	—	(1,812,685)	$4.47
Options canceled	1,939,366	(1,939,366)	$17.83

Outstanding at September 30, 2001	3,306,965	26,146,031	$14.11

Shares reserved	3,854,934	—	—
Options terminated under 1990 Plan	(52,500)	—	—
Options granted	(3,624,000)	3,624,000	$5.65
Options exercised	—	(564,148)	$2.66
Options canceled	2,442,603	(2,442,603)	$15.18

Outstanding at September 30, 2002	5,928,002	26,763,280	$13.11

The following table summarizes information about outstanding and exercisable options as of September 30, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.06–$ 3.82	3,126,840	6.70	$2.53	1,372,744	$2.03
$ 4.01–$ 4.67	1,346,000	9.80	4.58	2,000	4.67
$4.86	7,749,615	8.90	4.86	2,263,351	4.86
$ 5.93–$10.72	2,678,399	8.40	8.07	798,679	9.06
$10.92–$14.75	2,680,666	5.89	12.88	2,056,276	12.71
$14.77–$15.66	2,027,509	6.24	14.99	1,450,467	15.02
$15.67	3,507,100	7.05	15.67	42,150	15.67
$15.78–$54.63	3,020,151	7.81	37.87	477,007	22.52
$66.69–$77.36	567,000	7.83	67.53	83,066	69.01
$83.00	60,000	8.01	83.00	28,749	83.00

$ 0.06–$83.00	26,763,280	7.75	$13.11	8,574,489	$10.32

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity (Continued)

As of September 30, 2002, a total of 32,691,282 shares of Common Stock were reserved for issuance under all stock option plans. As of September 30, 2002, 2001 and 2000, options for the purchase of 8,567,289, 4,157,613 and 2,892,852 shares, respectively, were exercisable without being subject to repurchase by the Company.

Employee Stock Purchase Plan

In May 1997, Rambus adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). At September 30, 2002, 1,277,808 shares of Common Stock were available for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of Rambus’ Common Stock at either the first day of each offering period or the date of purchase. Under the Purchase Plan, Rambus issued 325,192 shares in fiscal 2002, 184,221 shares in fiscal 2001 and 179,300 shares in fiscal 2000 at an average price per share of $6.23, $13.35 and $12.58, respectively.

Stock-Based Compensation

Rambus applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans. Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. If the Company had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Purchase Plan (collectively called “options”), at the grant date consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation,” Rambus’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Year Ended September 30,
	2002	2001	2000
Net income (loss) as reported	$24,704	$31,271	$(106,127)
Net income (loss) pro forma(1)	(11,837)	5,618	(117,846)
Net income (loss) per share—basic as reported	0.25	0.31	(1.10)
Net income (loss) per share—basic pro forma(1)	(0.12)	0.06	(1.22)
Net income (loss) per share—diluted as reported	0.24	0.29	(1.10)
Net income (loss) per share—diluted pro forma(1)	(0.12)	0.06	(1.22)

(1)
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Fiscal 2001 amounts have been adjusted to reflect certain corrections related to the calculation of such pro forma amounts.

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plans			Stock Purchase Plan
	2002	2001	2000	2002	2001
Expected stock price volatility	94%	107%	98%	97%	106%
Risk-free interest rate	3.8%	4.2%	6.2%	3.1%	4.8%
Expected life of options	5.9 years	5.4 years	4.8 years	0.5 years	0.5 years

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity (Continued)

The weighted-average fair value of stock options granted during the years ended September 30, 2002, 2001 and 2000 is $4.38, $8.79 and, $19.97, respectively. The weighted-average fair value of purchase rights granted under the Purchase Plan during the years ended September 30, 2002, 2001 and 2000 is $3.85, $13.82 and $12.95, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Rambus’ options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The effects of applying SFAS 123 on the pro forma disclosures for the years ended September 30, 2002, 2001 and 2000 are not likely to be representative of the effects on pro forma disclosures in future years.

Warrants

In November 1996, Rambus entered into an agreement with Intel Corporation for the development of a new version of RDRAM interface. In January 1997, as part of this agreement, Rambus issued a warrant to purchase 4,000,000 shares of Common Stock of Rambus at a purchase price of $2.50 per share (the “Intel warrant”). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets (the “Intel milestones”). In September 2001, this warrant was cancelled as part of contract negotiations which resulted in a new royalty-bearing contract with Intel.

In October 1998, Rambus’ Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants at the time the achievement of the Intel milestones becomes probable. As of September 30, 2002, a total of 1,520,000 of these warrants had been issued.

Contingent Common Stock Equivalents and Options

In the first quarter of fiscal 2000, Rambus granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus Common Stock for $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options granted in fiscal 1999 was contingent on an increase in the price of Rambus Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options vest on the same basis as the previous Intel and existing DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options at the time achievement of the Intel milestones becomes probable.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Employee Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 20% of the employee’s annual compensation to the Plan. The Company, at the discretion of its Board of Directors, may match employee contributions to the Plan. For the years ended September 30, 2002, 2001 and 2000, Rambus made matching contributions totaling $125,000, $135,000 and $116,000, respectively.

9.    Income Taxes

The provision for (benefit from) income taxes comprises (in thousands):

	Year Ended September 30,
	2002	2001	2000
Foreign withholding tax:
Current	$4,847	$10,667	$5,954
Federal:
Current	—	311	—
Deferred	9,772	6,785	(32,843)
State:
Current	—	23	—
Deferred	(1,317)	590	(5,778)

	$13,302	$18,376	$(32,667)

Rambus’ effective tax rate on pretax income (loss) differs from the U.S. federal statutory regular tax rate as follows:

	Year Ended September 30,
	2002	2001	2000
Expense at U.S. federal statutory rate	35.0%	35.0%	(35.0)%
Expense at state statutory rate	3.2	4.3	(5.9)
Nondeductible compensation expense	—	—	28.7
R&D credit	(4.3)	(1.9)	(1.9)
Change in valuation allowance	—	—	(13.8)
Other	1.1	(0.4)	4.4

	35.0%	37.0%	(23.5)%

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes (Continued)

The components of the net deferred tax assets are as follows (in thousands):

	September 30,
	2002	2001
Deferred tax assets:
Deferred revenue	$10,299	$14,586
Depreciation and amortization expense	4,512	1,155
Other liabilities and reserves	1,859	757
Employee stock-related compensation expense	6,826	8,033
Net operating loss carryover	434	7,508
Tax credits	23,437	23,716

Total deferred tax asset	47,367	55,755
Valuation allowance	(5,923)	(5,923)

Deferred tax assets, net	$41,444	$49,832

Rambus has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. This assessment is based on predictions of future taxable income that could vary materially from our assumptions. For the purposes of making this assessment, we have assumed that future taxable income will be at or above current taxable income levels. Taxable income is impacted in future periods by income before taxes and stock option exercises. To the extent we believe that recovery is not likely or uncertain, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Rambus has net operating loss carryforwards of $7.5 million for California tax purposes. In addition, Rambus has federal and state research and experimentation tax credit carryforwards of $10.1 million and $4.8 million respectively, and foreign tax credit carryforwards of $17.2 million. The net operating loss and tax credit carryforwards expire between 2006 and 2022. For federal and state tax purposes, Rambus’ net operating loss and tax credit carryforwards may be subject to an annual limitation in the case of a greater than 50% change in stock ownership, as defined by federal and state tax law.

10.    Acquired Technology Rights

In November 1999, Rambus acquired rights to the intellectual property assets of a network technology company for approximately $3.1 million in cash and stock-based compensation and other obligations, subject to vesting, to certain key employees. The value of the intellectual property assets acquired is being amortized over five years. Deferred compensation and other obligations are being amortized over the vesting terms ranging from 2 to 4 years. During 2002, $461,000 of unamortized deferred compensation was reversed due to the departure of certain key employees prior to vesting.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Net Income Per Share

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Year Ended September 30,
	2002	2001	2000
Net income (loss)	$24,704	$31,271	$(106,127)

Weighted average common shares outstanding	99,369	99,456	96,487
Additional dilutive common stock options	2,731	6,510	—

Diluted shares outstanding	102,100	105,966	96,487

Net income (loss) per share—basic	$0.25	$0.31	$(1.10)

Net income (loss) per share—diluted	$0.24	$0.29	$(1.10)

Options to purchase 15,654,420 and 4,931,296 shares of Common Stock were not included in the computation of diluted shares for the years ended September 30, 2002 and 2001, respectively, because the options’ exercise prices were greater than the average market price of the common shares for the year. For the year ended September 30, 2000, all outstanding options to purchase shares of Common Stock were excluded from the computation of diluted net loss per share because they were anti-dilutive.

12.    Business Segments, Exports and Major Customers

Rambus operates in a single industry segment

Three customers accounted for 42%, 17% and 15%, respectively, of revenues in the year ended September 30, 2002. Five customers accounted for 25%, 17%, 12%, 10% and 10%, respectively, of revenues in the year ended September 30, 2001. Three customers accounted for 15%, 13% and 11%, respectively, of revenues in the year ended September 30, 2000.

Rambus sells its interfaces to customers in the Far East, North America, and Europe. The net income and loss for all periods presented are derived primarily from Rambus’ North American operations, which generates revenues from the following geographic regions (in thousands):

	Year Ended September 30,
	2002	2001	2000
Japan	$37,028	$55,171	$38,415
United States	43,031	22,571	13,377
Korea	14,618	30,483	11,272
Taiwan	258	5,930	5,333
Europe	1,630	2,897	3,672
Israel	—	108	242

	$96,565	$117,160	$72,311

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Litigation and Asserted Claims

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents. On September 25, 2000, Infineon filed counterclaims against Rambus in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by Rambus of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with Rambus’ participation from 1991-96 in an industry standards-setting group known as JEDEC where Infineon has alleged that Rambus did not disclose certain of its then-pending patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, Rambus amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against Rambus relating to Infineon’s U.S. patents.

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss Rambus’ patent infringement case and granted Rambus’ motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on Infineon’s fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside, but the court affirmed the jury’s verdict against Rambus as to SDRAM standard setting. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting Rambus from filing additional patent infringement actions against Infineon in the U.S. under certain of Rambus’ U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM devices and (subject to certain conditions) successor JEDEC-compliant devices.

Rambus has appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” Rambus has also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. Rambus has also filed an appeal with respect to the attorney’s fees and the permanent injunction rulings. Infineon has appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals, were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002, but no decision has been reached by the CAFC.

On August 7, 2000, Rambus filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’ infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Litigation and Asserted Claims (Continued)

Infineon Litigation (continued)

validity of the same Rambus European patent was confirmed by the European Patent Office (EPO) in a hearing conducted on September 10 and 11, 2002. The written decision of the EPO is yet to be received and is expected in the near future. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of the Rambus patent but required Rambus to add additional language based on a conclusion that the additional language better reflected the scope of claims as originally filed in Europe by Rambus. Under European patent law, unlike US patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. Rambus intends to appeal the requirement that it include this additional language in its claim.

Micron Litigation

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against Rambus in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron’s suit seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, wherein Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents identified by Micron. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action.

In September 2000, Rambus filed suit against Micron in Germany, France, Great Britain and Italy for infringement of a European patent. Rambus’ German suit against Micron is, like Rambus’ German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert, who has not yet completed his report in the Micron case, is the same expert as was appointed in the Infineon and Hynix cases in Germany. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the District Court in Monza, Italy (the “Monza court”) issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant Rambus a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European patent against Rambus in the District Court of Avezzano, Italy. In response, Rambus asserted infringement of the second European patent in Milan, Italy. The actions on the second European patent in Italy have also been stayed. Further, Rambus filed suit against Micron in Germany and Italy for infringement of a third European patent. Both of these additional suits have also been stayed.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Litigation and Asserted Claims (Continued)

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with Rambus’ 1991-96 participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive damages, and attorneys’ fees. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputes Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’ claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of Rambus’ pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’ counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the pending CAFC decision in the Infineon case. At that same conference, the Court permitted Rambus to move to amend its complaint to add new claims for patent infringement, and Rambus filed that motion on October 4, 2002. A further case management conference was held on November 22, 2002, at which time the Court indicated that after submissions by the parties in December, it is likely to set new case deadlines.

In September 2000, Rambus filed suit against Hynix in Germany, France and Great Britain for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The appointed expert has not yet completed his report in the Hynix case. The French suit is in an early phase. The British suit has been temporarily stayed.

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, Rambus was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning its involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001. A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002,

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Litigation and Asserted Claims (Continued)

Shareholder Litigation (continued)

Rambus moved to dismiss the consolidated complaint. Rambus filed a reply brief on July 30, 2002 and the matter is pending. Rambus intends to vigorously defend itself in this action.

On August 15, 2001, a purported shareholder derivative lawsuit was filed in Delaware Chancery Court. Rambus is a nominal defendant, and its directors are defendants. Additional similar actions were filed on August 17, 2001 and September 24, 2001. All of these cases were consolidated. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. Rambus filed a motion to dismiss this complaint, and that motion is pending. Rambus intends to vigorously defend itself in this action.

Similar derivative actions were filed on August 22, 2001 in California Superior Court, Santa Clara County. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated on November 9, 2001 by the Court. The Court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 18, 2002, the California Superior Court ordered this stay as stipulated by the parties.

Memory Purchasers Class Action

On April 3, 2002, Rambus was served with a complaint in an action filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to Rambus’ alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on various legal theories and on Rambus’ alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during Rambus’ involvement at JEDEC in 1991-96, as well as during Rambus’ subsequent patent licensing and litigation efforts. Plaintiffs seek legal and equitable relief. Rambus demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the Court granted Rambus’ demurrer, giving Plaintiff leave to amend its Complaint. Plaintiff filed an amended complaint on September 26, 2002. Rambus has demurred to the amended complaint, and its demurrer is pending. Rambus intends to vigorously defend itself in this action.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Litigation and Asserted Claims (Continued)

FTC Complaint

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against Rambus. The FTC has alleged that through its action and inaction at JEDEC from 1991-96, Rambus violated the FTC Act in a way that allowed it to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC has also alleged that Rambus’ action and practices at JEDEC constituted unfair methods of competition in violation of the FTC Act. On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issues a ruling in the Rambus v. Infineon appeal; this motion was denied and Rambus filed its Answer to the Complaint on July 29, 2002. Discovery has commenced in the case and an evidentiary hearing before the FTC’s administrative law judge is expected to begin on March 19, 2003. Rambus intends to vigorously defend itself in this action.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(in thousands, except share amounts)
(unaudited)

	Fiscal years by quarter
	2002				2001
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Revenues:
Contract revenues	$1,244	$1,507	$1,722	$3,084	$2,833	$3,514	$7,581	$7,869
Royalties	23,236	22,183	21,809	21,780	25,063	19,787	23,665	26,848

Total revenues	24,480	23,690	23,531	24,864	27,896	23,301	31,246	34,717

Costs and expenses:
Cost of contract revenues	1,819	1,786	1,842	2,158	1,894	2,692	3,057	2,220
Research and development	6,116	5,844	5,226	5,120	5,035	4,822	4,758	3,588
Marketing, general and Administrative	9,047	8,411	7,750	10,024	12,654	13,893	12,585	9,247

Total costs and expenses	16,982	16,041	14,818	17,302	19,583	21,407	20,400	15,055
Operating income	7,498	7,649	8,713	7,562	8,313	1,894	10,846	19,662
Interest and other income, net	1,555	1,423	1,669	1,937	1,987	2,317	2,557	2,071

Income before income taxes	9,053	9,072	10,382	9,499	10,300	4,211	13,403	21,733
Provision for (benefit from) income taxes	3,168	3,175	3,634	3,325	3,818	504	5,361	8,693

Net income	$5,885	$5,897	$6,748	$6,174	$6,482	$3,707	$8,042	$13,040

Net income per share—diluted	$0.06	$0.06	$0.07	$0.06	$0.06	$0.04	$0.07	$0.12

Shares used in per share calculations	98,749	101,761	102,945	104,016	102,218	102,889	107,588	108,560
Stock prices:
High	$6.38	$7.99	$9.41	$11.72	$11.06	$20.40	$53.69	$83.25
Low	$3.99	$3.33	$5.51	$6.98	$4.86	$9.07	$15.80	$35.00

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

Date: November 26, 2002	By:	/s/ ROBERT K. EULAU
Robert K. Eulau, Sr. Vice President, Finance, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert K. Eulau as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFF TATE Geoff Tate	Chief Executive Officer and Director (Principal Executive Officer)	November 26, 2002

/s/ DAVID MOORING David Mooring	President and Director	November 26, 2002

/s/ ROBERT K. EULAU Robert K. Eulau	Sr. Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	November 26, 2002

/s/ WILLIAM DAVIDOW William Davidow	Chairman of the Board of Directors	November 26, 2002

/s/ BRUCE DUNLEVIE Bruce Dunlevie	Director	November 26, 2002

/s/ MICHAEL FARMWALD Michael Farmwald	Director	November 26, 2002

Signature	Title	Date

/s/ CHARLES GESCHKE Charles Geschke	Director	November 26, 2002

/s/ MARK HOROWITZ Mark Horowitz	Director	November 26, 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Geoff Tate, certify that:

1.    I have reviewed this annual report on Form 10-K of Rambus Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/S/ GOEFF TATE Geoff Tate Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Robert K. Eulau, certify that:

1.    I have reviewed this annual report on Form 10-K of Rambus Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/S/ ROBERT K. EULAU Robert K. Eulau Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3	Amended and Restated Bylaws of Registrant dated November 21, 2002, filed herewith.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3(13)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank.

4.4(7)	Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.4(1)(2)	Semiconductor Interfaces License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.4.1(4)	Amendment No. 1 to Semiconductor Interfaces License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.5(11)	1990 Stock Plan, as amended, and related forms of agreements.

10.6(5)	1997 Stock Plan and related forms of agreements.

10.7(11)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.8(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.

10.10(6)	Office Lease, dated as of August 27, 1999, between Registrant and Los Altos—El Camino Associates, LLC.

10.11(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.12(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.13(8)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.14(9)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.15(2)	[ * ] Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.

24.1	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
(6)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(9)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(10)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(11)	Incorporated by reference to the Registration Statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(12)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(13)	Incorporated by reference to the Form 8-A12G/A on August 3, 2000.