Form 10-Q
period 2002-12-31
RAMBUS INC
filed 2003-01-31
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 97,542,210 as of December 31, 2002.

RAMBUS INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$28,656	$21,454
Marketable securities	36,081	65,083
Accounts receivable	1,080	312
Prepaid and deferred taxes	7,824	6,073
Prepaids and other current assets	2,648	3,011

Total current assets	76,289	95,933
Property and equipment, net	12,375	13,277
Marketable securities, long-term	111,095	69,592
Restricted investments	11,986	12,576
Deferred taxes, long-term	32,777	35,527
Other assets	6,001	6,054

Total assets	$250,523	$232,959

LIABILITIES
Current liabilities:
Accounts payable	$2,115	$3,953
Income taxes payable	22	21
Accrued salaries and benefits	2,936	3,254
Other accrued liabilities	5,313	3,252
Deferred revenue	22,218	11,086

Total current liabilities	32,604	21,566
Deferred revenue, less current portion	15,542	15,901

Total liabilities	48,146	37,467

Commitments and contingencies (Notes 6 and 8)

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at December 31, 2002 and September 30, 2002	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 97,542,210 shares at December 31, 2002 and 97,271,061 shares at September 30, 2002	97	97
Additional paid-in capital	262,839	261,734
Accumulated deficit	(61,628)	(67,157)
Accumulated other comprehensive gain	1,069	818

Total stockholders’ equity	202,377	195,492

Total liabilities and stockholders’ equity	$250,523	$232,959

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2002	2001
Revenues:
Contract revenues	$1,379	$3,084
Royalties	24,325	21,780

Total revenues	25,704	24,864

Costs and expenses:
Cost of contract revenues	1,595	2,158
Research and development	6,518	5,120
Marketing, general and administrative	10,754	10,024

Total costs and expenses	18,867	17,302

Operating income	6,837	7,562
Interest and other income, net	1,294	1,937

Income before income taxes	8,131	9,499
Provision for income taxes	2,602	3,325

Net income	$5,529	$6,174

Net income per share—basic	$0.06	$0.06

Net income per share—diluted	$0.06	$0.06

Number of shares used in per share calculations:
Basic	97,436	100,336

Diluted	100,209	104,016

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$5,529	$6,174
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit (cost) of stock option exercises	(148)	(1,028)
Depreciation	1,304	1,270
Amortization of deferred compensation	—	70
Amortization of goodwill	—	67
Change in operating assets and liabilities:
Accounts receivable	(768)	2,093
Prepaids, deferred taxes and other assets	1,415	2,975
Accounts and taxes payable, accrued payroll and other liabilities	(94)	(908)
Deferred revenue	10,773	(4,731)

Net cash provided by operating activities	18,011	5,982

Cash flows from investing activities:
Purchases of property and equipment	(402)	(599)
Purchases of marketable securities	(105,133)	(125,435)
Maturities of marketable securities	92,850	105,634
Decrease (increase) in restricted investments	590	1,596

Net cash used in investing activities	(12,095)	(18,804)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	1,253	1,568
Repurchase of Common Stock	—	(3,389)

Net cash provided by (used in) financing activities	1,253	(1,821)

Effect of exchange rates on cash and cash equivalents	33	(87)

Net increase (decrease) in cash and cash equivalents	7,202	(14,730)
Cash and cash equivalents at beginning of period	21,454	44,195

Cash and cash equivalents at end of period	$28,656	$29,465

Supplemental disclosure of cash flow information:
Taxes paid	$1,781	$1,305

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Rambus Inc. (“Rambus”, “the Company”, “us” or “we”) and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan, and Rambus Deutschland GmbH, located in Hamburg, Germany. All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 2002, included in Rambus’ 2002 Annual Report on Form 10-K.

2.    Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Rambus adopted the provisions of SFAS No. 142 on October 1, 2002. As a result, the Company has ceased amortization of $0.6 million in goodwill.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Rambus adopted the provisions of SFAS No. 144 on October 1, 2002, and the adoption did not have a material effect on its results of operations or financial position.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Rambus adopted the provisions of SFAS No. 144 on October 1, 2002, and the adoption did not have a material effect on its results of operations or financial position.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Rambus is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. Rambus has included additional disclosures in accordance with SFAS No. 148 in Note 5.

3.    Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of October 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary), measures the impairment. Rambus completed its first phase impairment analysis during the first quarter of fiscal 2003 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2003.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if goodwill had not been amortized in the prior year period is as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2002	December 31, 2001
Reported Net Income	$5,529	$6,174
Add back: Goodwill amortization, net of taxes	—	44

Adjusted Net Income	$5,529	$6,218

Basic and diluted income per share
Reported income per share	$0.06	$0.06
Goodwill amortization	—	—

Adjusted net income per share	$0.06	$0.06

4.    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Comprehensive Income (continued)

Comprehensive income (loss) is as follows (in thousands; unaudited):

	Three Months Ended December 31,
	2002	2001
Net income	$5,529	$6,174
Other comprehensive income (loss):
Foreign currency translation adjustments	33	(87)
Unrealized gain (loss) on marketable securities	218	(167)

Other comprehensive income (loss)	251	(254)

Total comprehensive income	$5,780	$5,920

5.    Employee Stock Option Plans

Stock Option Program Description

Rambus officers and employees are eligible to participate in the 1997 Stock Plan. Non-executive officer employees are also eligible to participate in the 1999 Stock Plan. The 1997 Stock Plan permits the Board of Directors of Rambus (the “Board”) or the Compensation Committee of the Board (“the Compensation Committee”) to grant stock options, stock purchase rights and Common Stock Equivalents to employees, including Executive Officers, on such terms as the Board or the Compensation Committee may determine. The 1999 Stock Plan permits the Board or the Compensation Committee to grant stock options to employees on such terms as the Board or the Compensation Committee may determine. The Compensation Committee has authority to grant and administer stock options to all Rambus employees.

In determining the size of a stock option grant to a new officer or other key employee, the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically vest over 48 months or 60 months and thus require the employee’s continuing services to Rambus. Additional options may be granted to current employees to reward exceptional performance or to provide additional unvested equity incentives.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in thousands, except percentages):

	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2002
Shares of common stock outstanding	97,542	97,271

Granted	1,655	3,624
Canceled	(430)	(2,443)

Net options granted	1,225	1,181

Grant dilution (1)	1.3%	1.2%
Exercised	65	564
Exercise dilution (2)	0.1%	0.6%

Note 1:    The percentage for grant dilution is computed based on options granted less options canceled as a percentage of total outstanding shares of common stock.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Employee Stock Option Plans (continued)

Note 2:    The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the Named Executive Officers. The Named Executive Officers represent Rambus’ Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for Rambus’ fiscal year ended September 30, 2002 were in excess of $100,000.

	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2002
Options granted to the Named Executive Officers	1,040,000	750,000
Options granted to the Named Executive Officers as a % of total options granted	62.8%	20.7%
Options granted to the Named Executive Officers as a % of net options granted	84.9%	63.5%
Options granted to the Named Executive Officers as a % of outstanding shares	1.1%	0.8%
Cumulative options held by Named Executive Officers as a % of total options outstanding	28.9%	26.3%

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at September 30, 2001	3,306,965	26,146,031	$14.11
Shares reserved	3,854,934	—	—
Options terminated under 1990 Plan	(52,500)	—	—
Options granted	(3,624,000)	3,624,000	$5.65
Options exercised	—	(564,148)	$2.66
Options canceled	2,442,603	(2,442,603)	$15.18

Outstanding at September 30, 2002	5,928,002	26,763,280	$13.11
Shares reserved	2,311,705	—	—
Options granted	(1,654,800)	1,654,800	$8.32
Options exercised	—	(64,647)	$4.36
Options canceled	429,966	(429,966)	$13.06

Outstanding at December 31, 2002	7,014,873	27,923,467	$12.85

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Employee Stock Option Plans (continued)

The following table summarizes information about outstanding and exercisable options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06 – $3.82	3,068,773	6.42	$2.52	1,399,308	$2.08
$4.00 – $4.67	1,354,550	9.55	4.57	58,550	4.67
$4.71 – $4.86	7,646,659	8.65	4.86	2,737,890	4.86
$5.93 – $8.64	2,931,316	9.48	7.79	324,755	7.29
$9.07 – $12.78	2,799,966	6.12	11.09	2,217,078	11.56
$13.31 – $15.31	2,964,538	6.01	14.51	2,434,132	14.62
$15.52 – $15.66	91,206	6.55	15.60	75,705	15.60
$15.67	3,496,975	6.80	15.67	133,300	15.67
$15.78 – $54.63	2,956,484	7.57	37.97	536,150	22.46
$66.69 – $83.00	613,000	7.60	69.06	126,715	72.58

$0.06 – $83.00	27,923,467	7.63	$12.85	10,043,583	$10.41

As of December 31, 2002, a total of 34,938,340 shares of Common Stock were reserved for issuance under all stock option plans. As of December 31, 2002 and September 30, 2002, options for the purchase of 10,036,383 and 8,567,289 shares, respectively, were exercisable without being subject to repurchase by Rambus.

The following table presents the option exercises for the three months ended December 31, 2002 and option values as of that date for the Named Executive Officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002 (1)		Intrinsic Values of Unexercised, In-the-Money Options at December 31, 2002 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	—	—	2,198,082	5,876,353	$1,891,151	$3,325,861

(1)
Although some options are immediately exercisable for all the option shares, any shares purchased under such an option are subject to repurchase by Rambus, at the exercise price paid per share, in the event the optionee ceases to provide services to Rambus prior to vesting in those shares.

(2)
Market value of the underlying securities based on the closing price of the Rambus Common Stock on December 31, 2002 (the last trading day of the first quarter of fiscal 2003) on the Nasdaq Stock Market of $7.59 minus the exercise price.

Stock-Based Compensation

Rambus applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans. Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. If Rambus had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called “options”), at the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Employee Stock Option Plans (continued)

grant date consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation,” Rambus’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2002
Net income (loss) as reported	$5,529	$24,704
Net income (loss) pro forma (1)	(2,992)	(11,837)
Net income (loss) per share—basic as reported	0.06	0.25
Net income (loss) per share—basic pro forma (1)	(0.03)	(0.12)
Net income (loss) per share—diluted as reported	0.06	0.24
Net income (loss) per share—diluted pro forma (1)	(0.03)	(0.12)

(1)	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2002	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2002
Expected stock price volatility	86%	94%	94%	97%
Risk-free interest rate	3.9%	3.8%	3.2%	3.1%
Expected life of options	5.9 years	5.9 years	0.5 years	0.5 years

The weighted-average fair value of stock options granted during the first quarter of fiscal 2003 and the fiscal year ended September 30, 2002 is $6.15 and $4.38, respectively. The weighted-average fair value of purchase rights granted under the Purchase Plan during the first quarter of fiscal 2003 and the fiscal year ended September 30, 2002 is $2.79 and $3.85, respectively.

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

The effects of applying SFAS 123 on the pro forma disclosures for the quarter ended December 31, 2002 and the fiscal year ended September 30, 2002 are not likely to be representative of the effects on pro forma disclosures in future periods.

6.    Stockholders’ Equity

Warrants

In November 1996, Rambus entered into an agreement with Intel Corporation (“Intel”) for the development of a new version of RDRAM interface. In January 1997, as part of this agreement, Rambus issued a warrant to purchase 4,000,000 shares of Common Stock of Rambus at a purchase price of $2.50 per share (the “Intel

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Stockholders’ Equity (continued)

warrant”). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets (the “Intel milestones”). In September 2001, this warrant was cancelled as part of contract negotiations which resulted in a new royalty-bearing contract with Intel.

In October 1998, the Board authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. As of December 31, 2002, a total of 1,520,000 of these warrants had been issued.

Contingent Common Stock Equivalents and Options

In the first quarter of fiscal 2000, Rambus granted to its Chief Executive Officer and to its President a combined total of 2,000,000 Common Stock Equivalents (CSEs) and to its employees approximately 2,160,000 options to purchase Rambus Common Stock for $2.50 per share. An additional 494,500 of these options were granted to employees in fiscal 2001. Vesting of these CSEs and options was contingent upon the achievement of key indicators of success for Rambus. Vesting for a portion of these CSEs and options granted in fiscal 1999 was contingent on an increase in the price of Rambus Common Stock to greater than $50 per share for 30 consecutive days. This target was achieved by the end of the second quarter of fiscal 2000, and resulted in a $171.1 million employee stock-related compensation charge taken in the same quarter. Except for a $1.2 million employer payroll tax liability, this was a non-cash charge. The remaining CSEs and options vest on the same basis as the previous Intel and existing DRAM incentive warrants, which will result in another almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options if and when the achievement of the Intel milestones becomes probable.

Share Repurchase Program

In October 2001, the Board approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. At that time, Rambus was authorized to purchase in open market transactions up to five million shares of outstanding Rambus Common Stock over an undefined period of time. Rambus repurchased 3.9 million shares at a cost of $23.9 million in fiscal year 2002. In October 2002, the Board approved the purchase in open market transactions of up to an additional five million shares of outstanding Rambus Common Stock. During the first quarter of fiscal 2003, no shares were repurchased.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended December 31,
	2002	2001
Net income	$5,529	$6,174

Weighted average common shares outstanding	97,436	100,336
Additional dilutive Common Stock equivalents	2,773	3,680

Diluted shares outstanding	100,209	104,016

Net income per share—basic	$0.06	$0.06

Net income per share—diluted	$0.06	$0.06

Options to purchase 15,677,247 and 15,304,486 shares of Common Stock were not included in the computation of diluted shares for the quarters ended December 31, 2002 and December 31, 2001, respectively, because the options’ exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions that had not been met as of December 31, 2002 and 2001.

8.    Litigation and Asserted Claims

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents. On September 25, 2000, Infineon filed counterclaims against Rambus in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by Rambus of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with Rambus’ participation in an industry standards-setting group known as JEDEC where Infineon has alleged that Rambus did not disclose certain of its then-pending patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, Rambus amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against Rambus relating to Infineon’s U.S. patents.

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss Rambus’ patent infringement case and granted Rambus’ motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting Rambus from filing additional patent infringement actions against Infineon in the U.S. under certain of the Rambus’ U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM devices and (subject to certain conditions) successor JEDEC-compliant devices.

Rambus appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” Rambus also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. Rambus also filed an appeal with respect to the permanent injunction ruling. Infineon appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002.

On January 29, 2003, the CAFC vacated-in-part, reversed-in-part, affirmed-in-part, and remanded the judgment of the Virginia court. Specifically, the CAFC held that the District Court erred in construing each of the disputed claim terms and in not reversing the jury’s verdict of fraud. As a result, the CAFC held that any retrial of the fraud claim was moot, that any injunction was moot and that the case would be remanded for a decision on the question of patent infringement based on the new claim constructions. The CAFC also vacated and remanded the attorney fees in light of its opinion.

On August 7, 2000, Rambus filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’ infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the validity of the same Rambus European patent was confirmed by the European Patent Office (EPO) in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of Rambus’ patent but required Rambus to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed in Europe by Rambus. Under European patent law, unlike U.S. patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. Rambus intends to appeal the requirement that it include this additional language in its claim and, in the meantime, expects to make a decision in the second quarter of fiscal 2003 as to how to proceed in the Manheim court with its infringement case.

Micron Litigation

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against Rambus in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron’s suit seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputes Micron’s claims and asserts infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. A new judge has been appointed to replace the original judge on this matter. A hearing is scheduled before this new judge for late February 2003.

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

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with Rambus’ participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive damages, and attorneys’ fees. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputes Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’ claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of Rambus’ pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case until the CAFC

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’s counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the pending CAFC decision in the Infineon case. At that same conference, the Court permitted Rambus to move to amend its complaint to add new claims for patent infringement, and Rambus filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the Court requested proposed schedules from both sides and indicated it expected to set schedules that include a trial in 2004. No dates have been set as of January 30, 2003. Rambus has requested a status conference with the Court in light of the CAFC decision.

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

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, Rambus was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning Rambus’ involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001. A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002, Rambus moved to dismiss the consolidated complaint. That motion was granted on January 15, 2003. Class plaintiffs have 45 days to file an amended complaint. Rambus intends to continue to vigorously defend itself in this action.

On August 15, 2001, a purported shareholder derivative lawsuit was filed in Delaware Chancery Court. Rambus is a nominal defendant and Rambus’ directors are defendants. Additional similar actions were filed on August 17, 2001 and September 24, 2001. All of these cases were consolidated. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. Rambus filed a motion to dismiss this complaint. Plaintiffs have opposed it, and briefing is now completed. Oral argument on this motion has been scheduled for February 13, 2003. Rambus intends to continue to vigorously defend itself in this action.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

Similar derivative actions were filed in California Superior Court, Santa Clara County. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as on November 9, 2001 by the Court. The Court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 18, 2002, the California Superior Court ordered this stay as stipulated by the parties.

Memory Purchasers Class Action

On April 3, 2002, Rambus was served with a complaint in an action filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to Rambus’ alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on Rambus’ alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during Rambus’ involvement at JEDEC in 1992 through 1996, as well as during Rambus’ subsequent patent licensing and litigation efforts. Plaintiffs seek legal and equitable relief. Rambus demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the Court granted Rambus’ demurrer, giving Plaintiff leave to amend its Complaint. Plaintiff filed an amended complaint on September 26, 2002. Rambus filed a demurrer to the amended complaint and a hearing was held on this demurrer on December 3, 2002. The Court granted Rambus’ demurrer and again gave Plaintiff leave to amend its complaint. Plaintiff filed its Second Amended Complaint in January of 2003, and Rambus expects to file a demurrer shortly. Discovery is stayed in this case as to all issues other than those pertaining to class certification issues. Rambus intends to vigorously defend itself in this action.

FTC Complaint

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against Rambus. The FTC has alleged that through its action and inaction at JEDEC, Rambus violated the FTC Act in a way that allowed it to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC has also alleged that Rambus’ action and practices at JEDEC constituted unfair methods of competition in violation of the FTC Act. On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issues a ruling in the Rambus v. Infineon appeal; this motion was denied and Rambus filed its Answer to the Complaint on July 29, 2002. Discovery has commenced in the case and an evidentiary hearing before the FTC’s administrative law judge is expected to begin on April 9, 2003. In the meantime, the FTC has filed a motion for default based on alleged document destruction. The briefing for the motion is underway. In addition, the Department of Justice (“DOJ”) has intervened in the FTC action, successfully limiting certain questioning at deposition by Rambus on DRAM pricing issues. Rambus is not a target of the DOJ investigation. Rambus expects to vigorously defend itself in the FTC action.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Operating results;

•	Sources, amounts and concentration of revenue;

•	Royalty rates, unit volumes and average selling prices;

•	Costs and expenses;

•	Cash investments and position;

•	Outcome and effect of, and our intentions with regard to, current and potential future litigation;

•	Accounting policies and estimates, including recognition or revenue;

•	Real estate leases and lease obligations;

•	Terms of our licenses;

•	Our licensees, including their continuing payments;

•	Dependence on our fundamental technology;

•	Sources of competition;

•	Product development; and

•	Effect of adoption of accounting pronouncements;

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations and the percentage change of such items between periods:

	Percent of Total Revenues, Three Months Ended December 31,		Percent Change, 2002 v. 2001
	2002	2001
Revenues:
Contract revenues	5.4%	12.4%	(55.3)%
Royalties	94.6	87.6	11.7

Total revenues	100.0%	100.0%	3.4

Costs and expenses:
Cost of contract revenues	6.2%	8.7%	(26.1)%
Research and development	25.4	20.6	27.3
Marketing, general and administrative	41.8	40.3	7.3

Total costs and expenses	73.4	69.6	9.0

Operating income	26.6	30.4	(9.6)
Interest and other income, net	5.0	7.8	(33.2)

Income before income taxes	31.6	38.2	(14.4)
Provision for income taxes	10.1	13.4	(21.7)

Net income	21.5%	24.8%	(10.4)%

Revenues.    Revenues were $25.7 million and $24.9 million in the first quarter of fiscal 2003 and 2002, respectively.

Contract Revenues.    Contract revenues decreased 55.3% to $1.4 million in the first quarter of fiscal 2003 from $3.1 million in the comparable period of fiscal 2002. The decrease in contract revenues in the first quarter of fiscal 2003 is due largely to the expiration of revenue recognition periods for several contracts. This decrease was partially offset by increased contract revenues for RaSer interface technologies and the first revenues for Yellowstone interface technologies. The first contract revenue for the Yellowstone interface technology was recognized in the first quarter of fiscal 2003. We anticipate that contract revenues will increase in the next quarter due to revenue recognition on signed contracts for Yellowstone and Redwood, our new memory and parallel bus interface technologies, respectively.

Royalty Revenues.    In the first quarter of fiscal 2003, royalties increased 11.7% to $24.3 million, or 94.6% of total revenues as compared to $21.8 million and 87.6% of total revenues in the first quarter of fiscal 2002. Our largest source of royalties is the Intel cross-license agreement which was signed in September 2001. The royalties for this agreement were unchanged in the first fiscal quarter of 2003 when compared to the same quarter in fiscal 2002. The next largest source of royalties is from licensees for the use of Rambus patents and intellectual property in SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products primarily due to increased royalties on shipments of SDRAM controllers. The SDRAM and DDR-compatible royalties are based on variable royalties with the exception of two contracts that have been amended to allow for fixed quarterly payments until there is a favorable outcome in the pending litigation. Other licensees occasionally raise concerns similar to those raised by these two licensees and there is no assurance that such concerns can be addressed in a similar fashion. The final source of royalties is from licensees’ shipments of RDRAM memory devices and controllers that connect to RDRAM memory devices. Revenues in the first quarter of fiscal 2003 represent revenue and unit volume growth when compared to the same quarter in fiscal 2002. This volume growth was partially offset by declines in average selling prices (ASP’s) for RDRAM memory devices.

We anticipate that our potential to generate royalties in fiscal 2003 will be largely dependent upon Intel and system sales by PC manufacturers and Sony Corporation (“Sony”). None of the systems companies currently incorporating our technology into their products is contractually obligated to continue doing so. Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period. We expect that first royalties for the RaSer interface will be recognized in fiscal 2003. We do not expect royalties for Yellowstone or Redwood in fiscal 2003.

Engineering Costs.    Engineering costs, consisting of cost of contract revenues and research and development expenses, were $8.1 million and $7.3 million, which represented 31.6% and 29.3% of revenues, in the first quarters of fiscal 2003 and 2002, respectively. The increase in engineering costs in the first quarter of fiscal 2003 was a result of increased compensation costs related to salary increases and the hiring of additional engineering personnel.

Cost of Contract Revenues.    Cost of contract revenues were $1.6 million and $2.2 million in the first quarter of fiscal 2003 and 2002, respectively. In the first quarter of fiscal 2003, the cost of contract revenues decreased to 6.2% of revenues, from 8.7% in the comparable period of fiscal 2002. Cost of contract revenues accounted for 20% of total engineering costs in the first quarter of fiscal 2003, down from 30% in the comparable period of fiscal 2002. The decrease in the cost of contract revenues in the first quarter of fiscal 2003, is primarily due to the fulfillment of contract commitments under, which resulted in a reduction in engineering support efforts. We believe that the cost of contract revenues will increase in the future as new Rambus chip-to-chip interfaces enter development and implementation phases.

Research and Development.    Research and development expenses were $6.5 million and $5.1 million, which represented 25.4% and 20.6% of revenues in the first quarter of fiscal 2003 and 2002, respectively. Research and development expenses increased 27.3% in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. Research and development expenses increased as a percentage of revenues in the first quarter of fiscal 2003 as investment increased in the RaSer, Yellowstone and Redwood interfaces. We expect research and development expenses to increase over time as we enhance and improve our interfaces and apply them to new generations of semiconductors. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in our total revenues.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $10.8 million and $10.0 million, which represented 41.8% and 40.3% of revenues in the first quarter of fiscal 2003 and 2002, respectively. The increase in the first quarter of fiscal 2003 in marketing, general and administrative expenses was primarily the result of increased compensation costs, the hiring of additional personnel and significantly increased Director and Officer insurance premiums. We expect marketing, general and administrative expenses to vary in the future. Litigation expenses in the first quarter of fiscal 2003 were consistent with the first quarter of fiscal 2002, however, litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect such costs will increase in fiscal 2003 relative to fiscal 2002 as we defend ourselves in the FTC action, prepare for increased private litigation following the results from the Court of Appeals of the Federal Circuit and as we continue to focus our resources on protecting our intellectual property rights. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in our total revenues.

Interest and other Income, Net.    Interest and other income, net consists primarily of interest income from our cash investments. Interest and other income, net was $1.3 million and $1.9 million, which represented 5.0% and 7.8% of revenues in the first quarter of fiscal 2003 and 2002, respectively. The decrease in absolute dollars in the first quarter of fiscal 2003 was due to lower interest rates and reduced rental income from the sublease of our former office facilities in Mountain View, California. We expect cash investments to remain flat, and, with current interest rates, interest and other income, net, will likely fluctuate in future periods due to the liquidation of investments and reinvestment at lower interest rates.

Provision for (Benefit from) Income Taxes.    We recorded an income tax provision of $2.6 million and $3.3 million in the first quarter of fiscal 2003 and 2002, respectively. Our effective tax rate of 32% and 35% for fiscal 2003 and 2002, respectively, differs from the statutory rate due to differences related to the timing of recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

At December 31, 2002, we had gross deferred tax assets of approximately $44.7 million, primarily relating to the difference between tax and book treatment of employee stock-related compensation expenses and deferred revenue, and net operating losses. The deferred tax assets of approximately $38.7 million, net of the valuation allowance of $6 million, as of December 31, 2002, represents management’s estimate of those tax assets which it believes will more likely than not be realized. The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependant on taxable income staying at approximately current levels.

Share Repurchase Program

In October 2001, our Board approved a share repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. At that time, we were authorized to purchase in open market transactions up to five million of our shares of outstanding Rambus Common Stock over an undefined period of time. We repurchased 3.9 million shares at a cost of $23.9 million in fiscal year 2002. In October 2002, our Board approved the purchase in open market transactions of up to an additional five million of our shares of outstanding Rambus Common Stock. During the first quarter of fiscal 2003, no shares were repurchased.

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

Revenue Recognition

Rambus generates contract and royalty revenues from the following five types of agreements: (1) RDRAM licenses, (2) Yellowstone and Redwood licenses, (3) RaSer licenses, (4) the Intel cross-license and (5) SDRAM-and DDR-compatible licenses. We recognize royalties upon notification of sale by our licensees. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place.

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

We recognize revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and any nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. We do not recognize revenue in excess of cash received by us on a contract. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

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

Yellowstone and Redwood Licenses.    Yellowstone and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. We currently recognize revenue on Yellowstone and Redwood license and engineering fees using the percentage of completion method of accounting. The Company determines progress-to-completion using input measures based on labor hours incurred. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected but the timing of remaining revenue recognized could be earlier or later. In the event that a loss on a contract becomes probable and can be reasonably estimated, a charge for the estimated loss will be made.

Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees received over revenue recognized is shown on the balance sheet as deferred revenue. We do not recognize revenue in excess of cash received by us on a contract.

RaSer licenses.    RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Revenues from license fees and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. We do not recognize revenue in excess of cash received by us on a contract.

Intel cross-license.    We recognize royalties from the Intel contract, signed September 2001, which grants Intel access to the Rambus patent portfolio, as the amounts are due and payable pursuant to the contract with Intel.

SDRAM-compatible and DDR-compatible licenses.    SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees, which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, we classify these fees as royalty revenues, which are recognized ratably over the five-year contract period.

Litigation

As of December 31, 2002, we are involved in certain legal proceedings, as discussed in Note 6 of our consolidated financial statements, above, and in Part II Other Information, Item 1 (Legal Proceedings). Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

Significant management judgment, based upon the advice of outside tax advisors, is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2002, we have recorded a valuation allowance of $6 million due to uncertainties related to our ability to recover some of our deferred tax assets. The valuation allowance is based upon our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

As of December 31, 2002, we had net deferred tax assets of $38.7 million.

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents and marketable securities of $187.8 million, including restricted investments of $12.0 million and a long-term component of $111.1 million. As of the same date, we had total working capital of $43.7 million, including a short-term component of deferred revenue of $22.2 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $65.9 million at December 31, 2002.

Our operating activities provided net cash of $18.0 million and $6.0 million in the first quarter of fiscal 2003 and 2002, respectively. Cash generated in the first quarter of fiscal 2003 was primarily the result of deferred revenue, net income and an increase in prepaids, deferred taxes and other assets. The significant increase in deferred revenue represents a prepayment of royalties due in the second quarter of fiscal 2003. This was partially offset by a decrease in the tax benefit of stock options, accounts receivable and accounts payable. In the first quarter of fiscal 2002, net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and a decrease in accounts receivable and prepaids, deferred taxes and other assets, partially offset by an increase in deferred revenue. The increase in deferred revenue represents revenues recognized in excess of contract billings.

Net cash used in investing activities was $12.1 million and $18.8 million in the first quarter of fiscal 2003 and 2002, respectively. Investing activities have consisted primarily of net purchases and maturities of marketable securities, purchases and sales of investments, changes in restricted investments and purchases of property and equipment.

Net cash provided by financing activities was $1.3 million in the first quarter of fiscal 2003 compared to $1.8 million used in the comparable period of fiscal 2002. Financing activities have consisted primarily of proceeds from the sale of Common Stock under our employee stock purchase and option plans and beginning in the first quarter of fiscal 2002, the repurchase of shares of our outstanding Common Stock. In the first quarter of fiscal 2003, cash was generated entirely from the issuance of Common Stock. In the comparable period in fiscal 2002, Rambus generated net proceeds of $1.6 million from the issuance of Common Stock and used cash of $3.4 million to repurchase Common Stock.

We presently anticipate that existing cash balances will be adequate to meet our cash needs for at least the next 12 months.

Lease Commitments

We relocated our headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease its previous Mountain View facilities through the end of the existing lease term in February 2005. In the second quarter of fiscal 2002, we agreed to accept reduced rent payments from our sub-tenant in exchange for an increase in the letter of credit that serves as collateral for certain of the sub-tenant’s obligations under the lease.

We lease our present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, we provided the lessor with a letter of credit restricting $2.5 million of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. The letter of credit was reduced to $1.2 million on the first anniversary of rent commencement and was reduced to $600,000 on the second anniversary of rent commencement.

As of December 31, 2002, aggregate future minimum payments under the leases are (in thousands):

Fiscal Year:	Leases	Subleases	Net Commitments
January 1, 2003 through September 30, 2003	$3,810	$1,218	$2,592
2004	4,995	1,970	3,025
2005	4,659	900	3,759
2006	4,467	—	4,467
2007	4,601	—	4,601
Thereafter	15,916	—	15,916

Total minimum lease payments	$38,448	$4,088	$34,360

Risk Factors

We face current and potential litigation stemming from our efforts to protect our patents and intellectual property.

In fiscal 2000 and 2001 as we extended our licensing program to SDRAM-compatible and DDR-compatible products, we became involved in litigation related to such efforts. As of December 31, 2002, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. These potential licensees have also relied upon defenses and counterclaims based on allegations that Rambus acted improperly during its 1991-96 participation in the JEDEC standard setting organization. While our preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, we have attracted significant litigation and there can be no assurance that such settlements will take place, that we will prevail if there is no settlement or that additional litigation will not be brought against us. In addition, related litigation has been brought by the U.S. Federal Trade Commission, by a purported class of Rambus shareholders, by shareholders purporting to bring derivative claims, and by a purported class of memory purchasers. Future litigation may be necessary to protect our patents and other intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that we would prevail in any future litigation.

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

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities and some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology. In addition, we are obligated to indemnify certain licensees under the terms of certain license agreements, and we may agree to indemnify others in the future. Our support and indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to supply such support or indemnification to our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We experience unpredictable and fluctuating operating results.

Because many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability.

Royalties accounted for 95% of total revenues in the first quarter of fiscal 2003 and 92% of total revenues in the fiscal year ended September 30, 2002. We believe that royalties will continue to represent the majority of total revenues in future periods. Royalty revenues are challenging to predict and make accurate financial forecasts difficult to achieve. Such royalties are recognized in the quarter in which we receive a report from a licensee regarding the shipment of licensed devices in the prior quarter, and are dependent upon fluctuating sales volumes and prices of licensed devices, all of which are beyond our ability to control or assess in advance. Some of the quarterly fluctuation in royalties is due to the seasonal shipment patterns of systems incorporating our interface products. Because a systems company can change its source of licensed devices at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed devices, could have a sudden and significant adverse effect on our revenues.

Accurate prediction of revenues from new licenses is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict. Adding to the complexity of making accurate financial forecasts is the fact that certain expenses associated with a particular contract are not typically incurred evenly over the contract period, whereas contract fees associated with that contract are recognized later in time, often ratably over the period during which the post-contract customer support is expected to be provided.

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

To date, we neither manufacture nor sell devices containing our memory or logic chip-to-chip interfaces. We license our interfaces to semiconductor or system companies. Our business strategy is dependent upon our ability to make our interfaces widely available to system companies through multiple semiconductor manufacturers and to license our patented inventions. There can be no assurance that we will be successful in maintaining our relationships with our current licensees or in entering into new relationships with additional licensees. We face numerous risks in successfully obtaining Rambus chip-to-chip interface licenses on terms consistent with our business model, including, among others:

•	the lengthy and expensive process of building a relationship with a potential licensee before there is any assurance of a license agreement with such party;

•	persuading large semiconductor companies to work with, to rely for critical interfaces on, and to disclose proprietary manufacturing technologies to a smaller company such as ourselves;

•
persuading potential licensees to bear certain development costs associated with adopting our interfaces and to make the necessary investment to successfully produce memory and logic devices and controllers, which incorporate our interfaces; and

•	successfully transferring technical know-how to licensees.

Our financial results are materially dependent upon the PC main memory market segment and Intel.

Memory interfaces for performance PC’s generate an important part of our revenue, as does our patent cross-license with Intel. To date, the only broad sales of chipsets with RDRAM interfaces in this market is via chipsets developed by Intel which allow RDRAM memory devices to connect to Pentium 4 processors. There can be no assurance that the pricing of RDRAM memory devices will be competitive. Furthermore, Intel has, in the past, changed its roadmap to eliminate certain products using RDRAM interfaces, and there can be no assurance that Intel’s emphasis or priorities will not further change in the future, resulting in less attention and fewer resources being devoted to developing chipsets supporting RDRAM memory devices. The Intel chipset roadmap does not currently include any future chipsets using RDRAM interfaces after the current 850E chipset and there are indications that the 850E chipset may be phased out by the second calendar quarter of 2003. Also, there can be no assurance that Rambus and Intel will continue to be able to work together successfully over an extended period of time or that Intel will not continue to develop or adopt competing technologies in the future. Furthermore, there can be no assurances that our licensee, Silicon Integrated Systems Corporation, will be successful with their existing or future chipsets that utilize the RDRAM interface.

Our financial results are materially dependent upon high volume consumer products and Sony.

The Rambus strategy has historically included the gaining of acceptance of Rambus technology in high-volume consumer applications. These applications include video game consoles, digital TVs and set-top boxes. One of the more widely-known and successful products using our RDRAM interface is the Sony PlayStation2. There can be no assurance that consumer products that currently use RDRAM technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in generating expected royalties.

In October 2002 and January 2003, we announced significant new relationships with Sony and Toshiba Corporation (“Toshiba”) for the license and utilization of two new high-speed interfaces, codenamed “Yellowstone” and “Redwood.” These two interfaces are expected to be utilized for future broadband applications. International Business Machines Corporation (“IBM”) has access to the Yellowstone and Redwood interface technology through its development partnership with Sony and Toshiba. These interfaces are new and complex, which may lead to technology and product development scheduling risks. There are also scheduling risks associated with other elements of products that may incorporate these interfaces. In the next three years, there is significant contract work that must be completed. Percentage of completion accounting will be used for these licenses. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for the projects. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. Finally, there is market risk associated with these products, and there can be no assurance that unit volumes, and their associated royalties, will meet our expectations.

We are subject to revenue concentration risks at both the licensee and the system company levels.

In the first quarter of fiscal 2003 and 2002, revenues from our top five licensees accounted for approximately 85% and 86% of our revenues, respectively. Intel is the largest licensee by a substantial amount. In the first quarter of fiscal 2003, revenues from our top three licensees, Intel, Samsung Electronics Co., Ltd. (“Samsung”) and Toshiba, each accounted for greater than 10% of our total revenues. In the first quarter of fiscal 2002, revenues from our top three licensees, Intel, Toshiba and Samsung, each accounted for greater than 10% of our total revenues. We expect that we will continue to experience significant revenue concentration for the foreseeable future.

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

The royalties we receive are partly a function of the adoption of our interfaces at the system company level. System companies purchase semiconductors containing Rambus interfaces from our licensees and, other than for RaSer interfaces, generally do not have a direct contractual relationship with us. Our licensees generally do not provide detail as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenues will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that our licensees will receive from sales to these companies. There can be no assurance that a significant number of other system companies will adopt our interfaces or that our dependence upon particular system companies will decrease in the future.

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

Our interface products may not be adopted by market leaders.

An important part of our strategy for our interfaces is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting Rambus interfaces. Should a high profile industry participant adopt our interfaces for one or more of its products but fail to achieve success with those products, other industry participants’ perception of our interfaces could be adversely affected. Any such event could reduce future sales of semiconductors built with Rambus interfaces. Likewise, where market leaders have adopted and achieved success with competing interfaces, our reputation and sales have been adversely affected and may be further affected in the future. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging Rambus and disparaging Rambus’ memory interface solutions adopted by their competitors.

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

One important requirement for our memory interfaces is for any premium in the price of memory and controller devices over alternatives to be reasonable in comparison to the perceived benefits of the interfaces. However, there can be no assurance that the price premium for Rambus memory interfaces over alternatives will be sufficient to allow Rambus memory interfaces to be high volume solutions. For example, because of the extra interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAM devices than standard SDRAM for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard SDRAM version.

Our financial results are materially dependent on the DRAM market, which may experience declines in DRAM price and unit volume per system.

In the first quarter of fiscal 2003, a material portion of our royalties was derived from the sale of DRAM. Royalties on DRAM, except with respect to two licensees with whom we have a fixed royalty arrangement are based on the volumes and prices of DRAM manufactured and sold by our licensees. The royalties we receive, therefore, are, to a significant extent, influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices (ASPs) during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices, shipment volumes or in our royalty rates will not have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in maintaining or increasing our share of any market.

We must respond to rapid technological change in the semiconductor industry by developing new products in a timely manner.

The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing improvements. Since beginning operations in 1990, we have derived most of our revenue from our chip-to-chip interface technologies and expect that this dependence on our fundamental technology will continue for the foreseeable future. Also, customer acceptance of our chip-to-chip interfaces is critical to our future success. The introduction or market acceptance of competing interfaces which render our chip-to-chip interfaces less desirable or obsolete have in the past and would in the future have a rapid and material adverse effect on our business, results of operations and financial condition. The announcement of new chip-to-chip interfaces by us could cause licensees or system companies to delay or defer entering into arrangements for the use of our current interfaces, which could have a material adverse effect on our business, financial condition and results of operations. We are dependent on the industry to develop test solutions which are adequate to test our interfaces and to supply such test solutions to us and our customers. Our operating results will depend to a significant extent on our ability to introduce enhancements and new generations of our chip-to-chip interfaces which keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. We must continually devote significant engineering resources to addressing the ever-increasing need for higher speed chip-to-chip interfaces associated with increases in the speed of microprocessors and other controllers. Technical innovations of the type that will be required for us to be successful are inherently complex and require long development cycles, and there can be no assurance that our development efforts will ultimately be successful. In addition, these innovations must be completed before changes in the semiconductor industry have rendered them obsolete, must be available when system companies require these innovations, and must be sufficiently compelling to cause semiconductor manufacturers to enter into licensing arrangements with us for the new technologies. There can be no assurance that we will be able to meet these requirements. Moreover, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that we will have the financial resources necessary to fund future development, that our licensees will continue to share certain research and development costs with us as they have in the past, or that revenues from enhancements or new generations of our interfaces, even if successfully developed, will exceed the costs of development.

We face intense competition.

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. In addition, most DRAM manufacturers, including RDRAM licensees, produce versions of DRAM such as SDRAM and DDR which compete with RDRAM devices. These companies are much larger and have better access to financial, certain technical and other resources than we do.

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

JEDEC, a standards setting body, including semiconductor and systems companies, is thought to be developing extensions of DDR known as DDR-2 and DDR-3. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and Yellowstone memory devices, and/or are perceived to require the payment of lower royalties, and/or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that our future competition will not have a material adverse effect on our business, results of operations and financial condition. While we may determine that such alternative technologies, when and if developed, infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the result of which would be uncertain.

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

In the Redwood interface business, we face additional competition from semiconductor companies who develop their own parallel bus interfaces, as well as competitors who license similar parallel bus interface cells.

We may be unable to protect our intellectual property.

While we have an active program to protect our proprietary inventions through the filing of patents, there can be no assurance that our pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, that we will be successful in litigation relating to our patents, that the patents of others will not have an adverse effect on our ability to do business or that the pending action of the Federal Trade Commission will not significantly limit our ability to enforce certain of our key patents. Furthermore, there can be no assurance that others will not independently develop similar or competing interfaces or design around any patents that may be issued to us.

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

We believe that it is important to develop and maintain uniform RDRAM and Yellowstone memory interface compatibility to enable interoperability between different semiconductor devices that incorporate our memory interfaces. Our contracts for these memory interfaces generally prevent a licensee from using licensee-developed patented improvements related to our interfaces to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of our chip-to-chip interfaces. Specifically, the contracts generally require licensees to grant us a royalty-free cross-license on patented licensee intellectual property related to the implementation of our interfaces, which we then sublicense to other licensees that have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

We face certain risks associated with international licenses.

In the first quarter of fiscal 2003 and 2002, international revenues constituted approximately 58% and 56% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. To date, all of the revenues from international licensees have been denominated in United States dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in United States dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of our licensees are subject to a variety of risks, including:

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

Our success depends to a significant extent on our ability to identify, attract, motivate and retain qualified technical, sales, marketing, finance and executive personnel. Because our future success is dependent upon our ability to continue to enhance and introduce new generations of our interfaces, we are particularly dependent upon our ability to identify, attract, motivate and retain qualified engineers with the requisite educational background and industry experience. Competition for qualified engineers, particularly those with significant industry experience, is intense. We are also dependent upon our senior management personnel, most of whom have worked together at Rambus for many years. The loss of the services of any of the senior management personnel or a significant number of our engineers could be disruptive to our development efforts or business relationships and could have a material adverse effect on our business, financial condition and results of operations. It is not our practice to enter into employment contracts with our employees, and we do not maintain key person life insurance.

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

Our operations are primarily located in California and, as a result, are subject to natural disasters.

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

The trading price of our Common Stock could also be subject to wide fluctuations in response to the publication of reports and changes in financial estimates by securities analysts, and it is possible that our actual results in one or more future periods will fall short of those estimates by securities analysts. In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 2002.

	Carrying Value (in thousands)	Average Rate of Return at December 31, 2002 (annualized)
Marketable securities:
Cash equivalents	$26,406	1.4%
United States government debt securities	112,148	2.7%
Corporate notes and bonds	22,810	3.4%
Municipal notes and bonds	11,892	1.7%

Total marketable securities	$173,256

Item 4.    Disclosure Controls and Procedures

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

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by Rambus and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Effective for our quarter ended December 31, 2002, our internal controls have been evaluated and will continue to be evaluated on a quarterly basis by our internal audit consultants. In addition, consistent with our past practices, our internal controls are evaluated by personnel in our finance organization and by our independent accountants in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Quarterly Report.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Infineon Litigation

On August 8, 2000, we filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against us in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by us of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with our participation in an industry standards-setting group known as JEDEC where Infineon has alleged that we did not disclose certain of our then-pending patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, we amended our complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against us relating to Infineon’s U.S. patents.

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss our patent infringement case and granted our motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against us on the fraud claims and for us on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting us from filing additional patent infringement actions against Infineon in the U.S. under certain of our U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM devices and (subject to certain conditions) successor JEDEC-compliant devices.

We appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” We also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. We also filed an appeal with respect to the permanent injunction ruling. Infineon appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC) (Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641, 02-1174, 02-1192). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002.

On January 29, 2003, the CAFC vacated-in-part, reversed-in-part, affirmed-in-part, and remanded the judgment of the Virginia court. Specifically, the CAFC held that the District Court erred in construing each of the disputed claim terms and in not reversing the jury’s verdict of fraud. As a result, the CAFC held that any retrial of the fraud claim was moot, that any injunction was moot and that the case would be remanded for a decision on the question of patent infringement based on the new claim constructions. The CAFC also vacated and remanded the attorney fees in light of its opinion.

On August 7, 2000, we filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20,

2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of our infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the validity of the same Rambus European patent was confirmed by the European Patent Office (EPO) in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of our patent but required us to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed in Europe by us. Under European patent law, unlike US patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. We intend to appeal the requirement that it include this additional language in our claim and, in the meantime, expect to make a decision in the second quarter of fiscal 2003 as to how to proceed in the Manheim court with our infringement case.

Micron Litigation

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against us in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Micron’s suit seeks a declaration of monopolization by us, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, we filed our answer and counterclaims, whereby we disputed Micron’s claims and asserts infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. A new judge has been appointed to replace the original judge on this matter. A hearing is scheduled before this new judge for late February 2003.

In September 2000, we filed suit against Micron in the District Court in Mannheim, Germany (the “Mannheim court”), the Tribunal de Grande Instance de Paris in Paris, France (the “Paris court”), the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain (the “London court”) and the District Court in Monza, Italy (the “Monza Court”) for infringement of a European patent. Our German suit against Micron is, like our German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert, who has not yet completed his report in the Micron case, is the same expert as was appointed in the Infineon and Hynix cases in Germany. The French suit has not progressed beyond an early phase. The British suit has been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant us a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. We appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against us in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with our participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Hynix seeks a declaration of monopolization by us, compensatory and punitive damages, and attorneys’ fees. In February 2001, we filed our answer and counterclaims, whereby we dispute Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of our claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue is one of the matters that will be reviewed as part of Rambus’ pending appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to our counterclaims of infringement. We opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the pending CAFC decision in the Infineon case. At that same conference, the Court permitted us to move to amend our complaint to add new claims for patent infringement, and we filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the Court requested proposed schedules from both sides and indicated it expected to set schedules that include a trial in 2004. No dates have been set as of January 30, 2003. Rambus has requested a status conference with the Court in light of the CAFC decision.

In September 2000, we filed suit against Hynix in the Mannheim court, the Paris court, and the London court for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The appointed expert has not yet completed his report in the Hynix case. The French suit is in an early phase. The British suit has been temporarily stayed.

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, we were named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning our involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002, we moved to dismiss the consolidated complaint. That motion was granted on January 15, 2003.

Class plaintiffs have 45 days to file an amended compliant. We intend to continue to vigorously defend ourselves in this action.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. We are a nominal defendant and our directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No. 19122-NC (filed September 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. We filed a motion to dismiss this complaint. Plaintiffs have opposed it, and briefing is now completed. Oral argument on this motion has been scheduled for February 13, 2003. We intend to continue to vigorously defend ourselves in this action.

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

Memory Purchasers Class Action

On April 3, 2002, we were served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to our alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on our alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during our involvement at JEDEC in 1992 through 1996, as well as during our subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code §16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code §17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. We demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the Court granted our demurrer, giving Plaintiff leave to amend its Complaint. Plaintiff filed an amended complaint on September 26, 2002. We filed a demurrer to the amended complaint and a hearing was held on this demurrer on December 3, 2002. The Court granted our demurrer and again gave Plaintiff leave to amend its complaint. Plaintiff filed its Second Amended Complaint in January of 2003 and we expect to file a demurrer shortly. Discovery is stayed in this case as to all issues other than those pertaining to class certification issues. We intend to vigorously defend ourselves in this action.

FTC Complaint

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against us. The FTC has alleged that through our action and inaction at JEDEC, we violated Section 5 of the FTC Act in a way that allowed us to obtain monopoly power in — or that by acting with intent to monopolize it created a dangerous probability of monopolization in — synchronous DRAM technology markets. The FTC has also alleged that our action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. On July 5, 2002, we moved to stay the FTC action until the CAFC issues a ruling in the Rambus v. Infineon appeal; this motion was denied and we filed our Answer to the Complaint on July 29, 2002. Discovery has commenced in the case and an evidentiary hearing before the FTC’s administrative law judge is expected to begin on April 9, 2003. In the meantime, the FTC has filed a motion for default based on alleged document destruction. The briefing for the motion is underway. In addition, the Department of Justice (“DOJ”) has intervened in the FTC action, successfully limiting certain questioning at deposition by us on DRAM pricing issues. We are not a target of the DOJ investigation. We expect to vigorously defend ourselves in the FTC action.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The following documents are filed as Exhibits to this report:

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	January 31, 2003	By:	/s/ ROBERT K. EULAU Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Geoff Tate, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rambus Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 31, 2003

/s/ GEOFF TATE
Geoff Tate Principal Executive Officer

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Robert K. Eulau certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rambus Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 31, 2003

/s/ ROBERT K. EULAU

Robert K. Eulau Principal Financial Officer

EXHIBIT INDEX

Exhibit No.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.