Form 10-QT
period 2002-12-31
RAMBUS INC
filed 2003-04-30
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2002 to December 31, 2002

Commission file number: 000-22339

RAMBUS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4440 El Camino Real, Los Altos, CA 94022

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (650) 947-5000

Registrant’s former fiscal year end was September 30th.

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☒    No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 96,942,890 as of April 14, 2003.

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

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2002	2001
Revenues:
Contract revenues	$1,379	$3,084
Royalties	24,325	21,780

Total revenues	25,704	24,864

Costs and expenses:
Cost of contract revenues	1,595	2,158
Research and development (includes stock-based compensation of $0 and $70 in the three months ended December 31, 2002 and December 31, 2001, respectively)	6,518	5,120
Marketing, general and administrative	10,754	10,024

Total costs and expenses	18,867	17,302

Operating income	6,837	7,562
Interest and other income, net	1,294	1,937

Income before income taxes	8,131	9,499
Provision for income taxes	2,602	3,325

Net income	$5,529	$6,174

Net income per share—basic	$0.06	$0.06

Net income per share—diluted	$0.06	$0.06

Number of shares used in per share calculations:
Basic	97,436	100,336

Diluted	100,209	104,016

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$5,529	$6,174
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit (cost) of stock option exercises	(148)	(1,028)
Depreciation	1,304	1,270
Amortization of deferred compensation	—	70
Amortization of goodwill	—	67
Change in operating assets and liabilities:
Accounts receivable	(768)	2,093
Prepaids, deferred taxes and other assets	1,415	2,975
Accounts and taxes payable, accrued payroll and other liabilities	(94)	(908)
Increases to deferred revenue	14,100	1,917
Decreases to deferred revenue	3,327	6,648

Net cash provided by operating activities	18,011	5,982

Cash flows from investing activities:
Purchases of property and equipment	(402)	(599)
Purchases of marketable securities	(105,133)	(125,435)
Maturities of marketable securities	92,850	105,634
Decrease in restricted investments	590	1,596

Net cash used in investing activities	(12,095)	(18,804)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	1,253	1,568
Repurchase of Common Stock	—	(3,389)

Net cash provided by (used in) financing activities	1,253	(1,821)

Effect of exchange rates on cash and cash equivalents	33	(87)

Net increase (decrease) in cash and cash equivalents	7,202	(14,730)
Cash and cash equivalents at beginning of period	21,454	44,195

Cash and cash equivalents at end of period	$28,656	$29,465

Supplemental disclosure of cash flow information:
Taxes paid	$1,781	$1,305

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

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 2002, included in Rambus’s 2002 Annual Report on Form 10-K.

On April 10, 2003, the Board of Director of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective as of January 1, 2003. As a result of this change in fiscal year, Rambus’s current fiscal year 2003 will be the twelve month period beginning January 1, 2003 and ending in December 31, 2003. Accordingly, the unaudited consolidated condensed financial statements are presented for the transition period from October 1, 2002 to December 31, 2002.

2.    Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination and eliminated amortization of goodwill and intangible assets with indefinite lives, replacing this with the requirement to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Rambus adopted the provisions of SFAS No. 142 on October 1, 2002. As a result, Rambus has ceased amortization of the remaining goodwill of $0.6 million.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Rambus adopted the provisions of SFAS No. 144 on October 1, 2002, and the adoption did not have a material effect on its results of operations or financial position.

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Rambus adopted the provisions of SFAS No. 144 on October 1, 2002, and the adoption did not have a material effect on its results of operations or financial position.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Recent Accounting Pronouncements (continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Rambus does not expect the adoption of this statement to have a material impact on its financial statements.

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Rambus does not expect the adoption of this statement to have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Rambus does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Rambus is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. Rambus has included additional disclosures in accordance with SFAS No. 148 in Note 5.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Disclosure of any newly created agreements after January 31, 2003 which apply under FIN 46 is required effectively immediately. By June 15, 2003, full consolidation of assets and liabilities of applicable entities is required. Rambus does not expect the adoption

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Recent Accounting Pronouncements (continued)

of this Interpretation to have a material impact to its results of operations or financial position. However, changes in Rambus’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46.

3.    Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of October 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary), measures the impairment. Rambus completed its first phase impairment analysis during the three months ended December 31, 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, was not necessary upon adoption.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Employee Stock Option Plans (continued)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in thousands, except percentages):

	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2002
Shares of common stock outstanding	97,542	$97,271

Granted	1,655	3,624
Canceled	(430)	(2,443)

Net options granted	1,225	1,181

Grant dilution (1)	1.3%	1.2%
Exercised	65	564
Exercise dilution (2)	0.1%	0.6%

Note 1:    The percentage for grant dilution is computed based on options granted less options canceled as a percentage of total outstanding shares of common stock.

Note 2:    The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the Named Executive Officers. The Named Executive Officers represent Rambus’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for Rambus’s fiscal year ended September 30, 2002 were in excess of $100,000.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Employee Stock Option Plans (continued)

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at September 30, 2001	3,306,965	26,146,031	$14.11
Shares reserved	3,854,934	—	—
Options terminated under 1990 Plan	(52,500)	—	—
Options granted	(3,624,000)	3,624,000	5.65
Options exercised	—	(564,148)	2.66
Options canceled	2,442,603	(2,442,603)	15.18

Outstanding at September 30, 2002	5,928,002	26,763,280)	13.11
Shares reserved	2,311,705	—	—
Options granted	(1,654,800)	1,654,800	8.32
Options exercised	—	(64,647)	4.36
Options canceled	429,966	(429,966)	13.06

Outstanding at December 31, 2002	7,014,873	27,923,467	12.85

The following table summarizes information about outstanding and exercisable options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price
$ 0.06 – $ 3.82	3,068,773	6.42	$2.52	1,399,308	$2.08
$ 4.00 – $ 4.67	1,354,550	9.55	4.57	58,550	4.67
$ 4.71 – $ 4.86	7,646,659	8.65	4.86	2,737,890	4.86
$ 5.93 – $ 8.64	2,931,316	9.48	7.79	324,755	7.29
$ 9.07 – $12.78	2,799,966	6.12	11.09	2,217,078	11.56
$13.31 – $15.31	2,964,538	6.01	14.51	2,434,132	14.62
$15.52 – $15.66	91,206	6.55	15.60	75,705	15.60
$15.67	3,496,975	6.80	15.67	133,300	15.67
$15.78 – $54.63	2,956,484	7.57	37.97	536,150	22.46
$66.69 – $83.00	613,000	7.60	69.06	126,715	72.58

$ 0.06 – $83.00	27,923,467	7.63	$12.85	10,043,583	$10.41

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Employee Stock Option Plans (continued)

The following table presents the option exercises for the three months ended December 31, 2002 and option values as of that date for the Named Executive Officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002 (1)		Intrinsic Values of Unexercised, In-the-Money Options at December 31, 2002 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named Executive Officers	—	—	2,198,082	5,876,353	$1,891,151	$3,325,861

(1)	Although some options are immediately exercisable for all the option shares, any shares purchased under such an option are subject to repurchase by Rambus, at the exercise price paid per share, in the event the optionee ceases to provide services to Rambus prior to vesting in those shares.
(2)	Market value of the underlying securities based on the closing price of the Rambus Common Stock on December 31, 2002 (the last trading day of the quarter ended December 31, 2002) on the Nasdaq Stock Market of $7.59 minus the exercise price.

Stock-Based Compensation

Rambus applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans. Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. If Rambus had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called “options”), at the grant date consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation,” Rambus’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

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

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2002	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2002
Expected stock price volatility	86%	94%	94%	97%
Risk-free interest rate	3.9%	3.8%	3.2%	3.1%
Expected life of operation	5.9 years	5.9 years	0.5 years	0.5 years

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Employee Stock Option Plans (continued)

The weighted-average fair value of stock options granted during the three months ended December 31, 2002 and the fiscal year ended September 30, 2002 is $6.15 and $4.38, respectively. The weighted-average fair value of purchase rights granted under the Purchase Plan during the three months ended December 31, 2002 and the fiscal year ended September 30, 2002 is $2.79 and $3.85, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Rambus’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Stockholders’ Equity (continued)

Share Repurchase Program

In October 2001, the Board approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. At that time, Rambus was authorized to purchase in open market transactions up to five million shares of outstanding Rambus Common Stock over an undefined period of time. Rambus repurchased 3.9 million shares at a cost of $23.9 million in fiscal year 2002. In October 2002, the Board approved the purchase in open market transactions of up to an additional five million shares of outstanding Rambus Common Stock. During the three months ended December 31, 2002, no shares were repurchased.

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

	Three Months Ended December 31
	2002	2001
Net income	$5,529	$6,174

Weighted average common shares outstanding	97,436	100,336
Additional dilutive Common Stock equivalents	2,773	3,680

Diluted shares outstanding	100,209	104,016

Net income per share—basic	$0.06	$0.06

Net income per share—diluted	$0.06	$0.06

For the three months ended December 31, 2002 and December 31, 2001, there were approximately 15,677,247 and 15,304,486 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding, because the options’ exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions that had not been met as of December 31, 2002 and 2001.

8.    Litigation and Asserted Claims

Infineon Litigation

On August 8, 2000, we filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against us in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by us of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with our participation in an industry standards-setting group known as JEDEC where Infineon has alleged that we did not disclose certain of our then-pending patents and patent applications (“JEDEC related

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, we amended our complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against us relating to Infineon’s U.S. patents.

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss our patent infringement case and granted our motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against us on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting us from filing additional patent infringement actions against Infineon in the U.S. under certain of our U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM devices and (subject to certain conditions) successor JEDEC-compliant devices.

We appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” We have also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. We have also filed an appeal with respect to the permanent injunction ruling. Infineon appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC) (Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641, 02-1174, 02-1192). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002.

On January 29, 2003, a three judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the CAFC reversed the fraud judgment against us finding, inter alia, “staggering lack of defining details” in the JEDEC disclosure rules, that they could not support a finding of fraud and that, in any event, we had not, through any omission, communicated any false statement because none of our patent applications on file at the time we were a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel also vacated the Infineon district court’s judgment of noninfringement based on what it found to be the district court’s erroneous interpretations of our patents, upholding the broader interpretations that we had urged. In addition, based on its holding, the panel determined that the injunction entered against us was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against us and remanded the case to Virginia for retrial of our infringement claims against Infineon. In the new trial the CAFC further ruled that the Virginia District Court may consider sanctions against us for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the new patent claim constructions found by the CAFC.

On Infineon’s motion, the CAFC stayed issuance of its mandate on April 11, 2003. This stay prevents further proceedings in Virginia pending a ruling on Infineon’s petition for writ of certiorari to the U.S. Supreme Court. If such a writ is filed, the Court will likely decide whether to review the case by early October, 2003.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

On August 7, 2000, we filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of our infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the validity of the same Rambus European patent was confirmed by the European Patent Office (“EPO”) in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of our patent but required us to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed in Europe by us. Under European patent law, unlike U.S. patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. We have appealed the requirement that it include this additional language in its claim and, in the meantime, have sought to proceed in the Manheim court with our infringement case. That case is currently expected to proceed to a hearing on infringement by late summer or early fall, 2003. That infringement case will be based on the EPO patent without the new language now required by the EPO, although it is expected that an injunction will not issue until and unless the EPO reverses on appeal with respect to the new language. A hearing was held in March, 2003 at the Utility Model Division of the German Patent Office regarding a Rambus utility model that is similar in scope to the European patent at issue in the EPO. Based on the same reasoning of the EPO, the German Patent Office required us to add additional language to our utility model claim in order to preserve the utility model. However, in the utility model case, we rejected the particular additional language requested by the German patent office and the Utility Model was, for this reason and based on a prior art argument, revoked. We plan to appeal the decision although as a practical matter it has little or no bearing on our future patent rights as the prior art at issue has very limited scope and, in any event, German utility models have — compared to patents — very limited terms, which has already expired in our case.

Micron Litigation

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against us in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Micron’s suit seeks a declaration of monopolization by us, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, we filed our answer and counterclaims, whereby we disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and has since been assigned to the newly appointed Judge who has filled the vacancy left by Judge McKelvie. A hearing is scheduled for the Delaware Micron case on July 7, 2003.

In September 2000, we filed suit against Micron in the District Court in Mannheim, Germany (the “Mannheim court”), the Tribunal de Grande Instance de Paris in Paris, France (the “Paris court”), the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain (the “London court”) and the District Court in Monza, Italy (the “Monza Court”) for infringement of a European

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

patent. Our German suit against Micron is, like our German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert is the same expert as was appointed in the Infineon and Hynix cases in Germany. The expert issued his report in late 2002, and, as in the Infineon case, a hearing is expected in late summer or fall 2003. The French suit and the British suit have been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant us a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. We appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against us in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with our participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Hynix seeks a declaration of monopolization by us, compensatory and punitive damages, and attorneys’ fees. In February 2001, we filed our answer and counterclaims, whereby we dispute Hynix’s claims and assert infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of our claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue was one of the matters that will be reviewed as part of our appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to our counterclaims of infringement. We opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the Court permitted us to move to amend our complaint to add new claims for patent infringement, and we filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the Court considered proposed trial schedules. On March 14, 2003 the Court set the trial date for November 8, 2004. Summary judgment motions and a “Markman” claim construction hearings are likely to be heard later this year.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

In September 2000, we filed suit against Hynix in the Mannheim Court, the Paris Court and the London Court for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The appointed expert has not yet completed his report in the Hynix case. The French suit and the British suit have been temporarily stayed.

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, we were named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning our involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002, we moved to dismiss the consolidated complaint. On January 15, 2003, our motion to dismiss was granted and plaintiffs given leave to file an amended complaint within 45 days. Rather than file such a complaint by such date, on January, 29, 2003, plaintiffs stipulated that they would wait until after rulings on the Infineon motion for rehearing or rehearing en banc in the CAFC. Pursuant to that stipulation, class plaintiffs filed a motion for voluntary dismissal with prejudice of the securities class action on April 18, 2003. A hearing is scheduled for  May 30, 2003.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. We are a nominal defendant and our directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No. 19122-NC (filed September 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. We filed a motion to dismiss this complaint, which was granted, with plaintiffs given leave to file a motion seeking leave to replead the complaint. Plaintiffs filed that motion and an amended complaint on March 12, 2003. We opposed this motion on April 4, 2003. We intend to continue to vigorously defend ourselves in this action.

Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901, Taylor v. Tate, et al., No. CV 801266. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as Vista 2000 v. Davidow, CV No. 800901 on November 9, 2001 by the court. The court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds, Bonds v. Davidow et al., CV No. 802086, and Sujan v. Rambus, Inc., CV No. 803367, have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 18, 2002, Judge Komar of the California Superior Court ordered this stay as stipulated by the parties. We intend to continue to vigorously defend ourselves in this action.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

Memory Purchasers Class Action

On April 3, 2002, we were served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to our alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on our alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during our involvement at JEDEC in 1992 through 1996, as well as during our subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code § 16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code § 17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. We demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the court granted our demurrer, giving plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on September 26, 2002. We filed a demurrer to the amended complaint and a hearing was held on this demurrer on December 3, 2002. The Court granted our demurrer and again gave plaintiff leave to amend its complaint. After Plaintiff filed its second amended complaint, we demurred successfully again and plaintiff moved to dismiss its complaint with prejudice, reserving however, their rights of appeal from the decisions against them. That motion was granted on April 17, 2003 when the complaint was dismissed with prejudice.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against us. The FTC has alleged that through our action and inaction at JEDEC, we violated Section 5 of the FTC Act in a way that allowed us to obtain monopoly power in – or that by acting with intent to monopolize it created a dangerous probability of monopolization in – synchronous DRAM technology markets. The FTC has also alleged that our action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. On or about April 22, 2003, we received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations.

On July 5, 2002, we moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and we filed our answer to the complaint on July 29, 2002. Fact and expert discovery have been largely completed in the case. There has been substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge (“ALJ”) denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against us as sanctions for what the ALJ called our “gross negligence” in implementing our document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice (“DOJ”) successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by us pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price fixing. We have been informed that we are not a target of the DOJ investigation. The ALJ denied our motion for summary judgment and has entered rulings on pre-hearing motions in the action.

The parties filed pre-hearing briefs on April 22, 2003. We expect to continue to vigorously defend ourselves. The administrative hearing is set to begin on April 30, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Operating results and financial position;

•	Sources, amounts and concentration of revenue;

•	Royalty rates, unit volumes and average selling prices;

•	Costs and expenses;

•	Cash investments and position;

•	Developments in, outcome and effect of, and our intentions with regard to, current and potential future litigation;

•	Accounting policies and estimates, including recognition or revenue;

•	Real estate leases and lease obligations;

•	Terms of our licenses;

•	Our licensees, including their success and continuing payments;

•	Dependence on our fundamental technology;

•	Sources of competition;

•	Product development;

•	Effect of adoption of accounting pronouncements;

•	Equity incentives for employees;

•	Our directors;

•	Consequences for changing our fiscal year end;

•	Our disclosure controls and procedures;

•	Market price of our common stock;

•	Protection of our intellectual property; and

•	Expansion of our business.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations and the percentage change of such items between periods:

	Percent of Total Revenues, Three Months Ended December 31,
	2002	2001	Percent Change, 2002 v. 2001
Revenues:
Contract revenues	5.4%	12.4%	(55.3)%
Royalties	94.6	87.6	11.7

Total revenues	100.0%	100.0%	3.4

Costs and expenses:
Cost of contract revenues	6.2%	8.7%	(26.1)%
Research and development	25.4	20.6	27.3
Marketing, general and administrative	41.8	40.3	7.3

Total costs and expenses	73.4	69.6	9.0

Operating income	26.6	30.4	(9.6)
Interest and other income, net	5.0	7.8	(33.2)

Income before income taxes	31.6	38.2	(14.4)
Provision for income taxes	10.1	13.4	(21.7)

Net income	21.5%	24.8%	(10.4)%

Revenues.    Revenues were $25.7 million and $24.9 million in the three months ended December 31, 2002 and 2001, respectively.

Contract Revenues.    Contract revenues decreased 55.3% to $1.4 million in the three months ended December 31, 2002 from $3.1 million in the comparable period of 2001. The decrease in contract revenues in the three months ended December 31, 2002 is due largely to the expiration of revenue recognition periods for several contracts. This decrease was partially offset by increased contract revenues for RaSer interface technologies and the first revenues for Yellowstone interface technologies. The first contract revenue for the Yellowstone interface technology was recognized in the three months ended December 31, 2002. We anticipate that contract revenues will increase in the quarter ended March 31, 2003 due to revenue recognition on signed contracts for Yellowstone and Redwood, our new memory and parallel bus interface technologies, respectively.

Royalty Revenues.    In the three months ended December 31, 2002, royalties increased 11.7% to $24.3 million, or 94.6% of total revenues as compared to $21.8 million and 87.6% of total revenues in the three months ended December 31, 2001. Our largest source of royalties is the Intel cross-license agreement which was signed in September 2001. The royalties for this agreement were unchanged in the three months ended December 31, 2002 when compared to the same quarter in 2001. The next largest source of royalties is from licensees for the use of Rambus patents and intellectual property in SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products primarily due to increased royalties on shipments of SDRAM controllers. The SDRAM and DDR-compatible royalties are based on variable royalties with the exception of two contracts that have been amended to allow for fixed quarterly payments until there is a favorable outcome in the pending litigation. Other licensees occasionally raise concerns similar to those raised by these two licensees and there is no assurance that such concerns can be addressed in a similar fashion. The final source of royalties is from licensees’ shipments of RDRAM memory devices and controllers that connect to RDRAM memory devices. Revenues in the three months ended December 31, 2002 represent revenue and unit volume growth when compared to the three months ended December 31, 2001. This volume growth was partially offset by declines in average selling prices (ASP’s) for RDRAM memory devices.

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

Engineering Costs.    Engineering costs, consisting of cost of contract revenues and research and development expenses, were $8.1 million and $7.3 million, which represented 31.6% and 29.3% of revenues, in the three months ended December 31, 2002 and 2001, respectively. The increase in engineering costs in the three months ended December 31, 2002 was a result of increased compensation costs related to salary increases and the hiring of additional engineering personnel.

Cost of Contract Revenues.    Cost of contract revenues were $1.6 million and $2.2 million in the three months ended December 31, 2002 and 2001, respectively. In the three months ended December 31, 2002, the cost of contract revenues decreased to 6.2% of revenues, from 8.7% in the comparable period of 2001. Cost of contract revenues accounted for 20% of total engineering costs in the three months ended December 31, 2002, down from 30% in the comparable period of 2001. The decrease in the cost of contract revenues in the three months ended December 31, 2002, is primarily due to the fulfillment of contract commitments under, which resulted in a reduction in engineering support efforts. We believe that the cost of contract revenues will increase in the future as new Rambus chip-to-chip interfaces enter development and implementation phases.

Research and Development.    Research and development expenses were $6.5 million and $5.1 million, which represented 25.4% and 20.6% of revenues in the three months ended December 31, 2002 and 2001, respectively. Research and development expenses increased 27.3% in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. Research and development expenses increased as a percentage of revenues in the three months ended December 31, 2002 as investment increased in the RaSer, Yellowstone and Redwood interfaces. We expect research and development expenses to increase over time as we enhance and improve our interfaces and apply them to new generations of semiconductors. The rate of increase of, and the percentage of revenues represented by, research and development expenses in the future will vary from period to period based on the research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in our total revenues.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $10.8 million and $10.0 million, which represented 41.8% and 40.3% of revenues in the three months ended December 31, 2002 and 2001, respectively. The increase in the three months ended December 31, 2002 in marketing, general and administrative expenses was primarily the result of increased compensation costs, the hiring of additional personnel and significantly increased Director and Officer insurance premiums. We expect marketing, general and administrative expenses to vary in the future. Litigation expenses in the three months ended December 31, 2002 were consistent with the three months ended December 31, 2001, however, litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect such costs will increase for the 12 months ended December 31, 2003 relative to fiscal 2002 as we defend ourselves in the FTC action, prepare for increased private litigation following the results from the Court of Appeals of the Federal Circuit and as we continue to focus our resources on protecting our intellectual property rights. The rate of increase of, and the percentage of revenues represented by, marketing, general and administrative expenses in the future will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in our total revenues.

Interest and other Income, Net.    Interest and other income, net consists primarily of interest income from our cash investments. Interest and other income, net was $1.3 million and $1.9 million, which represented 5.0% and 7.8% of revenues in the three months ended December 31, 2002 and 2001, respectively. The decrease in absolute dollars in the three months ended December 31,2002 was due to lower interest rates and reduced rental income from the sublease of our former office facilities in Mountain View, California. We expect cash investments to remain flat, and, with current interest rates, interest and other income, net, will likely fluctuate in future periods due to the liquidation of investments and reinvestment at lower interest rates.

Provision for (Benefit from) Income Taxes.    We recorded an income tax provision of $2.6 million and $3.3 million in the three months ended December 31, 2002 and 2001, respectively. Our effective tax rate of 32% and 35% for fiscal 2003 and 2002, respectively, differs from the statutory rate due to differences related to the timing of recognition of contract and royalty revenues and expenses for tax and financial reporting purposes.

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

Share Repurchase Program

In October 2001, our Board approved a share repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. At that time, we were authorized to purchase in open market transactions up to five million of our shares of outstanding Rambus Common Stock over an undefined period of time. We repurchased 3.9 million shares at a cost of $23.9 million in fiscal year 2002. In October 2002, our Board approved the purchase in open market transactions of up to an additional five million of our shares of outstanding Rambus Common Stock. During the three months ended December 31, 2002, no shares were repurchased.

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

Revenue Recognition

Rambus generates contract and royalty revenues from the following five types of agreements: (1) RDRAM licenses, (2) Yellowstone and Redwood licenses, (3) RaSer licenses, (4) the Intel cross-license and (5) SDRAM- and DDR- compatible licenses. We recognize royalties upon notification of sale by our licensees. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place.

RDRAM Licenses.    RDRAM licenses allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services, customer support, and enhancements. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Many licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

We recognize revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-9 (“SOP 98-9”), modification of SOP 97-2, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and any nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. We do not recognize revenue in excess of cash received by us on a contract if collectibility is not probable. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

At the time we begin to recognize revenue under RDRAM licenses, the remaining obligations, as defined by the SOP, are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

Yellowstone and Redwood Licenses.    Yellowstone and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. We currently recognize revenue on Yellowstone and Redwood licenses using the percentage of completion method of accounting. We determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. We do not recognize revenue in excess of cash received by us on a contract if collectibility is not probable.

RaSer licenses.    RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Revenues from license fees and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. We do not recognize revenue in excess of cash received by us on a contract. We do not recognize revenue in excess of cash received by us on a contract if collectibility is not probable.

Intel cross-license.    We recognize royalties from the Intel contract, signed September 2001, which grants Intel access to the Rambus patent portfolio, as the amounts are due and payable pursuant to the contract with Intel. This contract expires in September 2006.

SDRAM-compatible and DDR-compatible licenses.    SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees, which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, we classify these fees as royalty revenues, which are recognized ratably over the five-year contract period. The current contracts will begin to expire in June 2005.

Litigation

As of March 31, 2003, we are involved in certain legal proceedings, as discussed in Note 8 of our unaudited consolidated condensed financial statements, above, and in Part II Other Information, Item 1 (Legal Proceedings). Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents and marketable securities of $187.8 million, including restricted investments of $12.0 million and a long-term component of $111.1 million. As of the same date, we had total working capital of $43.7 million, including a short-term component of deferred revenue of $22.2 million. Deferred revenue represents the excess of billings for licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital would have been $65.9 million at December 31, 2002.

Our operating activities provided net cash of $18.0 million and $6.0 million in the three months ended December 31, 2002 and 2001, respectively. Cash generated in the three months ended December 31, 2002 was primarily the result of deferred revenue, net income and an increase in prepaids, deferred taxes and other assets. The significant increase in deferred revenue represents a prepayment of royalties due in the three months ended March 31, 2003. This was partially offset by a decrease in the tax benefit of stock options, accounts receivable and accounts payable. In the three months ended December 31, 2001, net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and a decrease in accounts receivable and prepaids, deferred taxes and other assets, partially offset by an increase in deferred revenue. The increase in deferred revenue represents contract billings in excess of revenues recognized.

Net cash used in investing activities was $12.1 million and $18.8 million in the three months ended December 31, 2002 and 2001, respectively. Investing activities have consisted primarily of net purchases and maturities of marketable securities, purchases and sales of investments, changes in restricted investments and purchases of property and equipment.

Net cash provided by financing activities was $1.3 million in the three months ended December 31, 2002 compared to $1.8 million used in the comparable period of 2001. Financing activities have consisted primarily of proceeds from the sale of Common Stock under our employee stock purchase and option plans and beginning in the three months ended December 31, 2001, the repurchase of shares of our outstanding Common Stock. In the three months ended December 31, 2002, cash was generated entirely from the issuance of Common Stock. In the comparable period in 2001, Rambus generated net proceeds of $1.6 million from the issuance of Common Stock and used cash of $3.4 million to repurchase Common Stock.

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

As of December 31, 2002, aggregate future minimum payments under the leases are (in thousands):

Fiscal Year:	Leases	Subleases	Net Commitments
January 1, 2003 through September 30, 2003	$3,810	1,218	$2,592
2004	4,995	1,970	3,025
2005	4,659	900	3,759
2006	4,467	—	4,467
2007	4,601	—	4,601
Thereafter	15,916	—	15,916

Total minimum lease payments	$38,448	$4,088	$34,360

Risk Factors

We face current and potential litigation stemming from our efforts to protect our patents and intellectual property.

In 2000 and 2001 as we extended our licensing program to SDRAM-compatible and DDR-compatible products, we became involved in litigation related to such efforts. As of March 31, 2003, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. These potential licensees have also relied upon defenses and counterclaims based on allegations that Rambus acted improperly during its 1991-96 participation in the JEDEC standard setting organization. While our preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, we have attracted significant litigation and there can be no assurance that such settlements will take place, that we will prevail if there is no settlement or that additional litigation will not be brought against us. In addition, related litigation has been brought by the U.S. Federal Trade Commission, by a purported class of Rambus stockholders, by stockholders purporting to bring derivative claims, and by a purported class of memory purchasers. Future litigation may be necessary to protect our patents and other intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that we would prevail in any future litigation.

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

Royalties accounted for 95% of total revenues in the three months ended December 31, 2002 and 92% of total revenues in the fiscal year ended September 30, 2002. Royalties accounted for 88% of total revenues in the three months ended March 31, 2003. We believe that royalties will continue to represent the majority of total revenues in future periods. Royalty revenues are challenging to predict and make accurate financial forecasts difficult to achieve. Such royalties are recognized in the quarter in which we receive a report from a licensee regarding the shipment of licensed devices in the prior quarter, and are dependent upon fluctuating sales volumes and prices of licensed devices, all of which are beyond our ability to control or assess in advance. Some of the quarterly fluctuation in royalties is due to the seasonal shipment patterns of systems incorporating our interface products. Because a systems company can change its source of licensed devices at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed devices, could have a sudden and significant adverse effect on our revenues.

Accurate prediction of revenues from new licenses is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Engineering services, which are dependent upon the varying level of assistance desired by licensees and, therefore, the revenue from these services is also difficult to predict. Adding to the complexity of making accurate financial forecasts is the fact that certain expenses associated with a particular contract are not typically incurred evenly over the contract period, whereas contract fees associated with that contract are recognized later in time, often ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage of completion accounting for some of our contracts. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for the projects. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed.

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

To date, we neither manufacture nor sell devices containing our memory or logic chip-to-chip interfaces. Rather, we license our interfaces and our patents to semiconductor or system companies. Our business strategy is dependent upon our ability to make our interfaces widely available to system companies through multiple semiconductor manufacturers and to license our patented inventions. There can be no assurance that we will be successful in maintaining our relationships with our current licensees or in entering into new relationships with additional licensees. We face numerous risks in successfully obtaining Rambus chip-to-chip interface licenses on terms consistent with our business model, including, among others:

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

Our financial results are materially dependent upon Intel.

Intel is our largest customer and is an important catalyst for the development of new memory and logic interfaces in the semiconductor industry. We have a patent cross-license agreement with Intel for which we will receive quarterly royalty payments through the second quarter of 2006. The patent cross-license agreement expires in September 2006, at which time, Intel will have a paid up license for the use of all our patents filed or issued at that point in time. Like most of our licensees, Intel has the right to cancel the agreement with us at any time prior to the expiration of the contract. We have other licenses with Intel, in addition to the patent cross-license agreement, for the development of logic interfaces. There can be no assurances that we will be able to maintain a relationship with Intel in the future.

Our financial results are materially dependent upon the personal computer main memory market segment.

Memory interfaces for personal computers generate an important part of our revenue. The main memory market for personal computers is a volatile industry that is impacted by the unit sales and prices of personal computers as well as the type and quantity of memory used in the personal computer. This segment has frequently been a source of volatility for the DRAM industry in total. Personal computers use three memory types for which Rambus currently receives royalties from at least some of the DRAM industry. The memory types include SDRAM and DDR which are industry standards which we believe infringe our patents and RDRAM which is a proprietary memory interface developed by Rambus. At this time, the only broad sales of chipsets with RDRAM interfaces in this market is via chipsets developed by Intel which allow RDRAM memory devices to connect to Pentium 4 processors. There can be no assurance that the pricing of RDRAM memory devices will be competitive. The Intel chipset roadmap does not currently include any future chipsets using

RDRAM interfaces after the current 850E chipset and Intel has indicated that the 850E chipset will be phased out over the next twelve months. Furthermore, there can be no assurances that our licensee, Silicon Integrated Systems Corporation, will be successful with their existing or future chipsets that utilize the RDRAM interface.

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

In October 2002 and January 2003, we announced significant new relationships with Toshiba Corporation and Sony for the license and utilization of two new high-speed interfaces, codenamed “Yellowstone” and “Redwood.” These two interfaces are expected to be utilized for future broadband applications. International Business Machines Corporation has access to the Yellowstone and Redwood interface technology through its development partnership with Toshiba and Sony. These interfaces are new and complex, which may lead to technology and product development scheduling risks. There are also scheduling risks associated with other elements of products that may incorporate these interfaces. In the next three years, there is significant contract work that must be completed. Percentage of completion accounting will be used for these licenses. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for the projects. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. Finally, there is market risk associated with these products, and there can be no assurance that unit volumes, and their associated royalties, will occur.

We are subject to revenue concentration risks at both the licensee and the system company levels.

In the three months ended December 31, 2002 and 2001, revenues from our top five licensees accounted for approximately 85% and 86% of our revenues, respectively. In the three months ended March 31, 2003 and 2002, revenues from our top five licensees accounted for approximately 87% and 85% of our revenues, respectively. Intel is the largest licensee by a substantial amount. In each of our past two quarters, and in the most recent comparable preceding periods, revenues from our top three licensees, Intel, Samsung Electronics Co., Ltd. and Toshiba, each accounted for greater than 10% of our total revenues. We expect that we will continue to experience significant revenue concentration for the foreseeable future.

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

The royalties we receive are partly a function of the adoption of our interfaces at the system company level. Many system companies purchase semiconductors containing Rambus interfaces from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide detail as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenues will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that our licensees will receive from sales to these companies. There can be no assurance that a significant number of other system companies will adopt our interfaces or that our dependence upon particular system companies will decrease in the future.

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

An important part of our strategy for our interfaces is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting Rambus interfaces. Should a high profile industry participant adopt our interfaces for one or more of its products but fail to achieve success with those products, other industry participants’ perception of our interfaces could be adversely affected. Any such event could reduce future sales of semiconductors built with Rambus interfaces. Likewise, were a market leader to adopt and achieve success with a competing interface, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging Rambus’s memory solutions adopted by their competitors and/or a strategy of otherwise undermining the market adoption of such solutions.

We have no control over the pricing or manufacturing policies of our licensees.

Our licensees have complete control over the pricing of their products, and there can be no assurance that licensee products using or containing Rambus interfaces will be competitively priced or will sell in significant volumes. Furthermore, RDRAM manufacturers are responsible for their own manufacturing processes. For example, we have no influence on decisions in regard to any process changes or on whether or when to “shrink”

or otherwise change a design to reduce the cost of the chips. There can also be no assurance that yields of RDRAM memory devices to the full 800 MHz or 1066 MHz specification will maintain satisfactory levels to meet demand.

One important requirement for our memory interfaces is for any premium in the price of memory and controller devices over alternatives to be reasonable in comparison to the perceived benefits of the interfaces. However, there can be no assurance that the price premium for Rambus memory interfaces over alternatives will be sufficient to allow Rambus memory interfaces to be high-volume solutions. For example, because of the extra interface circuitry and other features, an RDRAM chip is somewhat larger than a standard SDRAM. Therefore, a manufacturer will generally produce fewer RDRAM devices than standard SDRAM for a given wafer size and an RDRAM chip will be somewhat more expensive than the standard SDRAM version.

Our financial results are materially dependent on the DRAM market, which may experience declines in DRAM price and unit volume per system.

As was the case in the three months ended December 31, 2002, a material portion of our royalties was derived from the sale of DRAM in the three months ended March 31, 2003. Royalties on DRAM, except with respect to two licensees with whom we have a fixed royalty arrangement, are based on the volumes and prices of DRAM manufactured and sold by our licensees. For the three months ended March 31, 2003, the SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of two contracts that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. As a result of the legal outcomes in the patent case on January 29, 2003 at the Court of Appeals for the Federal Circuit, the smaller of the two licensees paying a fixed amount has agreed to revert to variable royalties for payment in the three months ending June 30, 2003. The royalties we receive, therefore, are, to a significant extent, influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced ASPs during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices, shipment volumes or in our royalty rates will not have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in maintaining or increasing our share of any market.

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

Finally, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that we will have the financial resources necessary to fund future development or that revenues from enhancements or new generations of our interfaces, even if successfully developed, will exceed the costs of development.

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

JEDEC, a standards setting body, including semiconductor and systems companies, is thought to be standardizing what they describe as extensions of DDR including extensions known as DDR-2 and DDR-3. Other efforts are underway to create other products including those sometimes referred to as GDDR-2 and GDDR-3. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and Yellowstone memory devices, or are perceived to require the payment of lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that our future competition will not have a material adverse effect on our business, results of operations and financial condition. While we may determine that such alternative technologies, when and if developed, infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the result of which would be uncertain.

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

In the RaSer interface business, we face additional competition from semiconductor companies who sell discrete transceiver chips for use in various types of systems, from semiconductor companies who develop their own serial link interfaces, as well as competitors who license similar serial link interface cells. At the 10 gigabit per second speed, competition will also come from optical technology sold by system and semiconductor companies.

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

We believe that it is important to develop and maintain RDRAM, and Yellowstone memory interface compatibility to enable interoperability between different semiconductor devices that incorporate our memory interfaces. Our contracts for these memory interfaces generally prevent a licensee from using licensee-developed patented improvements related to our interfaces to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of our chip-to-chip interfaces. Specifically, the contracts generally require licensees to grant us a royalty-free cross-license on patented licensee intellectual property related to the implementation of our interfaces, which we then sublicense to other licensees that have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

We face certain risks associated with international licenses.

In the three months ended December 31, 2002 and 2001, international revenues constituted approximately 58% and 56% of our total revenues, respectively. In the three months ended March 31, 2003 and in the comparable period of 2002, international revenues constituted approximately 62% and 54% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. To date, all of the revenues from international licensees have been denominated in United States dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in United States dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of our licensees are subject to a variety of risks, including:

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

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by Rambus and the effect of the controls on the information generated for use in this Transition Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls have been evaluated within 90 days of filing this Transition Report on Form 10-Q and will continue to be evaluated on a quarterly basis by our internal audit consultants. In addition, consistent with our past practices, our internal controls are evaluated by personnel in our finance organization and by our independent accountants in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls.

This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Transition Report.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Infineon Litigation

On August 8, 2000, we filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG (“Infineon”) and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against us in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by us of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with our participation in an industry standards-setting group known as JEDEC where Infineon has alleged that we did not disclose certain of our then-pending patents and patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, we amended our complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against us relating to Infineon’s U.S. patents.

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss our patent infringement case and granted our motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against us on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting us from filing additional patent infringement actions against Infineon in the U.S. under certain of our U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM devices and (subject to certain conditions) successor JEDEC-compliant devices.

We appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” We have also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. We have also filed an appeal with respect to the permanent injunction ruling. Infineon appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC) (Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641, 02-1174, 02-1192). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002.

On January 29, 2003, a three judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the CAFC reversed the fraud judgment against us finding, inter alia, “staggering lack of defining details” in the JEDEC disclosure rules, that they could not support a finding of fraud and that, in any event, we had not, through any omission, communicated any false statement because none of our patent applications on file at the time we were a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel also vacated the Infineon district court’s judgment of noninfringement based on what it found to be the district court’s erroneous interpretations of our patents, upholding the broader interpretations that we had urged. In addition, based on its holding, the panel determined that the injunction entered against us was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against us and remanded the case to Virginia for retrial of our infringement claims against Infineon. In the new trial the CAFC further ruled that the Virginia District Court may consider sanctions against us for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the new patent claim constructions found by the CAFC.

On Infineon’s motion, the CAFC stayed issuance of its mandate on April 11, 2003. This stay prevents further proceedings in Virginia pending a ruling on Infineon’s petition for writ of certiorari to the U.S. Supreme Court. If such a writ is filed, the Court will likely decide whether to review the case by early October, 2003.

On August 7, 2000, we filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of our infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the validity of the same Rambus European patent was confirmed by the European Patent Office (“EPO”) in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of our patent but required us to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed in Europe by us. Under European patent law, unlike U.S. patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed.

We have appealed the requirement that it include this additional language in its claim and, in the meantime, have sought to proceed in the Manheim court with our infringement case. That case is currently expected to proceed to a hearing on infringement by late summer or early fall, 2003. That infringement case will be based on the EPO patent without the new language now required by the EPO, although it is expected that an injunction will not issue until and unless the EPO reverses on appeal with respect to the new language. A hearing was held in March, 2003 at the Utility Model Division of the German Patent Office regarding a Rambus utility model that is similar in scope to the European patent at issue in the EPO. Based on the same reasoning of the EPO, the German Patent Office required us to add additional language to our utility model claim in order to preserve the utility model. However, in the utility model case, we rejected the particular additional language requested by the German patent office and the Utility Model was, for this reason and based on a prior art argument, revoked. We plan to appeal the decision although as a practical matter it has little or no bearing on our future patent rights as the prior art at issue has very limited scope and, in any event, German utility models have — compared to patents — very limited terms, which has already expired in our case.

Micron Litigation

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against us in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Micron’s suit seeks a declaration of monopolization by us, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, we filed our answer and counterclaims, whereby we disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and has since been assigned to the newly appointed Judge who has filled the vacancy left by Judge McKelvie. A hearing is scheduled for the Delaware Micron case on July 7, 2003.

In September 2000, we filed suit against Micron in the District Court in Mannheim, Germany (the “Mannheim court”), the Tribunal de Grande Instance de Paris in Paris, France (the “Paris court”), the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain (the “London court”) and the District Court in Monza, Italy (the “Monza Court”) for infringement of a European patent. Our German suit against Micron is, like our German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert is the same expert as was appointed in the Infineon and Hynix cases in Germany. The expert issued his report in late 2002, and, as in the Infineon case, a hearing is expected in late summer or fall 2003. The French suit and the British suit have been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant us a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. We appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against us in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with our participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In November 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Hynix seeks a declaration of monopolization by us, compensatory and punitive damages, and attorneys’ fees. In February 2001, we filed our answer and counterclaims, whereby we dispute Hynix’s claims and assert infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of our claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue was one of the matters that will be reviewed as part of our appeal in the Infineon case. On December 14, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to our counterclaims of infringement. We opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the Court permitted us to move to amend our complaint to add new claims for patent infringement, and we filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the Court considered proposed trial schedules. On March 14, 2003 the Court set the trial date for November 8, 2004. Summary judgment motions and a “Markman” claim construction hearings are likely to be heard later this year.

In September 2000, we filed suit against Hynix in the Mannheim Court, the Paris Court and the London Court for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The appointed expert has not yet completed his report in the Hynix case. The French suit and the British suit have been temporarily stayed.

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, we were named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning our involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002, we moved to dismiss the consolidated complaint. On January 15, 2003, our motion to dismiss was granted and plaintiffs given leave to file an amended complaint within 45 days. Rather than file such a complaint by such date, on January, 29, 2003, plaintiffs stipulated that they would wait until after rulings on the Infineon motion for rehearing or rehearing en banc in the CAFC. Pursuant to that stipulation, class plaintiffs filed a motion for voluntary dismissal with prejudice of the securities class action on April 18, 2003. A hearing is scheduled for May 30, 2003.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. We are a nominal defendant and our directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No. 19122-NC (filed September 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleges that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleges breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asks for contribution or indemnification from the named director defendants. We filed a motion to dismiss this complaint, which was granted, with plaintiffs given leave to file a motion seeking leave to replead the complaint. Plaintiffs filed that motion and an amended complaint on March 12, 2003. We opposed this motion on April 4, 2003. We intend to continue to vigorously defend ourselves in this action.

Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901, Taylor v. Tate, et al., No. CV 801266. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as Vista 2000 v. Davidow, CV No. 800901 on November 9, 2001 by the court. The court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds, Bonds v. Davidow et al., CV No. 802086, and Sujan v. Rambus, Inc., CV No. 803367, have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 18, 2002, Judge Komar of the California Superior Court ordered this stay as stipulated by the parties. We intend to continue to vigorously defend ourselves in this action.

Memory Purchasers Class Action

On April 3, 2002, we were served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to our alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on our alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during our involvement at JEDEC in 1992 through 1996, as well as during our subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code §16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code §17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. We demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the court granted our demurrer, giving plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on September 26, 2002. We filed a demurrer to the amended complaint and a hearing was held on this demurrer on December 3, 2002. The Court granted our demurrer and again gave plaintiff leave to amend its complaint. After Plaintiff filed its second amended complaint, we demurred successfully again and plaintiff moved to dismiss its complaint with prejudice, reserving however, their rights of appeal from the decisions against them. That motion was granted on April 17, 2003 when the complaint was dismissed with prejudice.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against us. The FTC has alleged that through our action and inaction at JEDEC, we violated Section 5 of the FTC Act in a way that allowed us to obtain monopoly power in — or that by acting with intent to monopolize it created a dangerous probability of monopolization in — synchronous DRAM technology markets. The FTC has also alleged that our action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. On or about April 22, 2003, we received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations.

On July 5, 2002, we moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and we filed our answer to the complaint on July 29, 2002. Fact and expert discovery have been largely completed in the case. There has been substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge (“ALJ”) denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against us as sanctions for what the ALJ called our “gross negligence” in implementing our document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice (“DOJ”) successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by us pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. We have been informed that we are not a target of the DOJ investigation. The ALJ denied our motion for summary judgement and has entered rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. We expect to continue to vigorously defend ourselves. The administrative hearing is set to begin on April 30, 2003.

Item 5.    Other Information

On April 10, 2003, our Board voted to change the fiscal year end of Rambus from September 30 to December 31, effective as of January 1, 2003. As a result, our current fiscal year will end on December 31, 2003 rather than on September 30, 2003. In accordance with Rule 13a-10 under the Securities and Exchange Act of 1934, as amended, the unaudited consolidated condensed financial statements are presented herein for the transition period from October 1, 2002 to December 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The following documents are filed as Exhibits to this report:

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the transition period covered by this report.

Items 2, 3 and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: April 30, 2003	By:	/s/ ROBERT K. EULAU
Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Geoff Tate, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rambus Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ ROBERT K. EULAU
Robert K. Eulau Principal Financial Officer

EXHIBIT INDEX

Exhibit Number
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.