Form 10-Q
period 2003-03-31
RAMBUS INC
filed 2003-04-30
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

RAMBUS INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,475	$28,656
Marketable securities	43,421	36,081
Accounts receivable	4,399	1,080
Prepaid and deferred taxes	10,236	7,824
Prepaids and other current assets	2,266	2,648

Total current assets	81,797	76,289
Property and equipment, net	12,078	12,375
Marketable securities, long-term	105,914	111,095
Restricted investments	12,320	11,986
Deferred taxes, long-term	32,554	32,777
Other assets	5,527	6,001

Total assets	$250,190	$250,523

LIABILITIES
Current liabilities:
Accounts payable	$3,185	$2,115
Income taxes payable	71	22
Accrued salaries and benefits	3,386	2,936
Other accrued liabilities	6,868	5,313
Deferred revenue	21,820	22,218

Total current liabilities	35,330	32,604
Deferred revenue, less current portion	16,278	15,542

Total liabilities	51,608	48,146

Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;	—	—
Issued and outstanding: no shares at March 31, 2003 and September 30, 2002
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 96,820,097 shares at March 31, 2003 and 97,542,210 shares at December 31, 2002	97	97
Additional paid-in capital	254,120	262,839
Accumulated deficit	(56,559)	(61,628)
Accumulated other comprehensive income	924	1,069

Total stockholders’ equity	198,582	202,377

Total liabilities and stockholders’ equity	$250,190	$250,523

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Contract revenues	$3,267	$1,722
Royalties	24,812	21,809

Total revenues	28,079	23,531

Costs and expenses:
Cost of contract revenues	3,210	1,842
Research and development (includes stock-based compensation of $0 and a credit of $230 in the three months ended March 31, 2003 and March 31, 2002, respectively)	7,267	5,226
Marketing, general and administrative	13,131	7,750

Total costs and expenses	23,608	14,818

Operating income	4,471	8,713
Interest and other income, net	2,984	1,669

Income before income taxes	7,455	10,382
Provision for income taxes	2,386	3,634

Net income	$5,069	$6,748

Net income per share—basic	$0.05	$0.07

Net income per share—diluted	$0.05	$0.07

Number of shares used in per share calculations:
Basic	97,169	99,948

Diluted	103,785	102,945

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$5,069	$6,748
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	2,151	981
Depreciation	1,330	1,209
Decrease in valuation allowance related to investments	(1,231)	—
Amortization of deferred compensation	—	(230)
Amortization of goodwill	—	66
Change in operating assets and liabilities:
Accounts receivable	(3,319)	(1,662)
Prepaids, deferred taxes and other assets	(1,701)	1,847
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	3,123	1,410
Increases to deferred revenue	15,555	1,249
Decreases to deferred revenue	(15,217)	(3,637)

Net cash provided by operating activities	5,760	7,981

Cash flows from investing activities:
Purchases of property and equipment	(1,033)	(68)
Purchases of marketable securities	(65,784)	(57,726)
Maturities of marketable securities	63,490	59,341
Increase in restricted investments	(334)	(244)
Proceeds from investment	2,000	—
Purchase of investment	(400)	—

Net cash (used in) provided by investing activities	(2,061)	1,303

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	3,833	594
Repurchase of Common Stock	(14,703)	(4,990)

Net cash used in financing activities	(10,870)	(4,396)

Effect of exchange rates on cash and cash equivalents	(10)	(9)

Net (decrease) increase in cash and cash equivalents	(7,181)	4,879
Cash and cash equivalents at beginning of period	28,656	29,465

Cash and cash equivalents at end of period	$21,475	$34,344

Non-Cash disclosure
Intellectual property rights received on disposition of investment	$500	—

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

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the twelve months ended September 30, 2002, included in Rambus’s 2002 Annual Report on Form 10-K.

On April 10, 2003, the Board of Directors of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective as of January 1, 2003. As a result of this change in fiscal year, the three-month period ended March 31, 2003 is now the first quarter of Rambus’s fiscal 2003. Rambus has filed a transition report on Form 10-Q for the transition period, which began on October 1, 2002 and ended on December 31, 2002.

2. Recent	Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (the FASB ) issued Statement of Financial Accounting Standards ( SFAS ) No. 141 Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination and eliminated amortization of goodwill and intangible assets with indefinite lives, replacing this with the requirement to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Rambus adopted the provisions of SFAS No. 142 on October 1, 2002. As a result, Rambus has ceased amortization of the remaining goodwill of $0.6 million.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Rambus is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. Rambus has included additional disclosures in accordance with SFAS No. 148 in Note 6.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Disclosure of any newly created

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Recent Accounting Pronouncements (continued)

agreements after January 31, 2003 which apply under FIN 46 is required effectively immediately. By June 15, 2003, full consolidation of assets and liabilities of applicable entities is required. Rambus does not expect the adoption of this Interpretation to have a material impact to its results of operations or financial position. However, changes in Rambus’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46.

3.    Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of October 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. Rambus completed its first phase impairment analysis during the three months ended December 31, 2002 and found no instance of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, was not necessary upon adoption.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if goodwill had not been amortized is as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Reported Net Income	$5,069	$6,748
Add back: Goodwill amortization, net of taxes	—	44

Adjusted Net Income	$5,069	$6,792
Basic and diluted income per share
Reported income per share	$0.05	$0.07
Goodwill amortization	—	—

Adjusted net income per share	$0.05	$0.07

Number of shares used in per share calculations:
Basic	97,169	99,948

Diluted	103,785	102,945

4.    Revenue Recognition

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

RDRAM Licenses.    RDRAM licenses allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services, customer support, and enhancements. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Revenue Recognition (continued)

intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Many licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

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

Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Revenue Recognition (continued)

dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. We do not recognize revenue in excess of cash received by us on a contract if collectibility is not probable.

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

5.    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended
	March 31,
	2003	2002
Net income	$5,069	$6,748
Other comprehensive income loss:
Foreign currency translation adjustments	(10)	(9)
Unrealized loss on marketable securities	(135)	(589)

Other comprehensive income loss	(145)	(598)
Total comprehensive income	$4,924	$6,150

6.    Employee Stock Option Plans

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Employee Stock Option Plans(continued)

In determining the size of a stock option grant to a new officer or other key employee, the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically vest over 60 months and thus require the employee’s continuing services to Rambus. Additional options may be granted to current employees to reward exceptional performance or to provide additional unvested equity incentives.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in thousands, except percentages):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Shares of common stock outstanding	96,820	99,835

Granted	663	792
Canceled	(524)	(545)

Net options granted	139	247

Grant dilution (1)	0.1%	0.2%
Exercised	721	174
Exercise dilution (2)	0.7%	0.2%

Note 1: The percentage for grant dilution is computed based on options granted less options canceled as a percentage of total outstanding shares of common stock.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the named executive officers. The named executive officers are Rambus’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the twelve months ended September 30, 2002 were in excess of $100,000.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Options granted to the named executive officers	—	—
Options granted to the named executive officers as a % of total options granted	0.0%	0.0%
Options granted to the named executive officers as a % of net options granted	0.0%	0.0%
Options granted to the named executive officers as a % of outstanding shares	0.0%	0.0%
Cummulative options held by named executive officers as a % of total options outstanding	29.3%	26.8%

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	7,385,495	25,655,028	$13.99
Shares reserved	2,311,705	—	—
Options terminated under 1990 Plan	(52,500)	—	—
Options granted	(4,514,800)	4,514,800	$6.20
Options exercised	—	(361,388)	$3.03
Options canceled	1,884,973	(1,884,973)	$14.35

Outstanding at December 31, 2002	7,014,873	27,923,467	$12.85

Options granted	(662,500)	662,500	$8.38
Options exercised	—	(720,687)	$5.29
Options canceled	524,059	(524,059)	$17.51

Outstanding at March 31, 2003	6,876,432	27,341,221	$12.85

The following table summarizes information about outstanding and exercisable options as of March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06 – $2.50	1,863,944	5.78	$2.08	792,848	$1.51
$3.00 – $4.67	2,249,667	8.40	4.12	576,012	3.45
$4.72 – $4.86	7,151,698	8.41	4.86	2,756,572	4.86
$5.93 – $8.00	1,945,067	9.07	6.97	302,204	6.92
$8.63 – $10.50	2,522,740	8.68	8.93	653,404	9.36
$10.52 – $13.75	2,726,611	5.61	12.76	2,331,203	12.63
$13.91 – $15.66	2,019,327	5.69	14.96	2,004,074	14.95
$15.67	3,485,016	6.56	15.67	605,366	15.67
$15.78 – $37.66	1,954,151	7.18	31.36	549,461	22.66
$54.63 – $83.00	1,423,000	7.55	60.76	141,615	72.56

$0.06 – $83.00	27,341,221	7.45	$12.85	10,712,759	$10.87

As of March 31, 2003, a total of 34,217,653 shares of Common Stock were reserved for issuance under all stock option plans. As of March 31, 2003 and December 31, 2002, options for the purchase of 10,705,559 and 10,036,383 shares, respectively, were exercisable without being subject to repurchase by Rambus.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

The following table presents the option exercises for the three months ended March 31, 2003 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2003		Intrinsic Values of Unexercised, In-the-Money Options at March 31, 2003 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	50,000	$531,080	2,699,915	5,324,520	$7,678,663	$17,401,295

(1)	Market value of the underlying securities based on the closing price of the Rambus Common Stock on March 31, 2003 (the last trading day of the first quarter of 2003) on the Nasdaq Stock Market of $13.21 per share minus the exercise price per share.

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

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net Income, as reported	$5,069	$6,748
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(6,451)	(9,197)

Pro forma net loss (1)	$(1,382)	$(2,449)

Basic income (loss) per share
As reported	$0.05	$0.07
Pro forma (1)	$(0.01)	$(0.02)
Diluted income (loss) per share
As reported	$0.05	$0.07
Pro forma (1)	$(0.01)	$(0.02)

(1)	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The effects of applying SFAS 123 on the pro forma disclosures for the three months ended March 31, 2003 and 2002 are not likely to be representative of the effects on pro forma disclosures in future periods.

7.    Stockholders’ Equity

Warrants

In November 1996, Rambus entered into an agreement with Intel Corporation for the development of a new version of RDRAM interface. In January 1997, as part of this agreement, Rambus issued a warrant to purchase

7.    Stockholders’ Equity (continued)

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

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. As of March 31, 2003, a total of 1,520,000 of these warrants had been issued.

Contingent Common Stock Equivalents and Options

As of March 31 ,2003 there were 1,000,000 contingent unvested Common Stock Equivalents (“CSEs”) and 1,071,096 contingent unvested options, which vest on the same basis as the previously mentioned Intel and existing DRAM incentive warrants. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to the statement of operations based on the fair value of these CSEs and options. These CSEs were granted to Rambus’s CEO and President in 1999. These options were granted to Rambus’s employees in 1999 and 2001 with an exercise price of $2.50.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. At that time, Rambus was authorized to purchase in open market transactions up to five million shares of outstanding Rambus Common Stock over an undefined period of time. Rambus repurchased 3.5 million shares at a cost of $20.5 million in the twelve months ended December 31, 2002. In October 2002, Rambus’s Board approved the purchase in open market transactions of up to an additional five million shares of outstanding Rambus Common Stock. Rambus repurchased 1.4 million shares at a cost of $14.7 million during the three months ended March 31, 2003. On March 31, 2003, there remained an outstanding authorization to repurchase another 4.7 million shares of outstanding Rambus Common Stock.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Net income per share is calculated as follows (in thousands, except per share data; unaudited):

	Three Months Ended March 31,
	2003	2002
Net income	$5,069	$6,748

Weighted average common shares outstanding	97,169	99,948
Additional dilutive Common Stock equivalents	6,616	2,997

Diluted shares outstanding	103,785	102,945

Net income per share—basic	$0.05	$0.07

Net income per share—diluted	$0.05	$0.07

For the three months ended March 31, 2003 and March 31, 2002, there were approximately 11,297,868 and 15,298,428 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding because the options’ exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions that had not been met as of March 31, 2003 and 2002.

9.    Litigation and Asserted Claims

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.    Litigation and Asserted Claims (continued)

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.    Litigation and Asserted Claims (continued)

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

On July 5, 2002, we moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and we filed our answer to the complaint on July 29, 2002. Fact and expert discovery have been largely completed in the case. There has been substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge (“ALJ”) denied complaint

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.    Litigation and Asserted Claims (continued)

counsel’s motion, although he did enter certain rebuttable presumptions against us as sanctions for what the ALJ called our “gross negligence” in implementing our document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice (“DOJ”) successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by us pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price- fixing. We have been informed that we are not a target of the DOJ investigation. The ALJ denied our motion for summary judgement and has entered rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. We expect to continue to vigorously defend ourselves. The administrative hearing is set to begin on April 30, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Operating results and financial position;

•	Sources, amounts and concentration of revenue;

•	Royalty rates, unit volumes and average selling prices;

•	Costs and expenses;

•	Cash investments and position;

•	Developments in, outcome and effect of, and our intentions with regard to, current and potential future litigation;

•	Accounting policies and estimates, including recognition or revenue;

•	Real estate leases and lease obligations;

•	Terms of our licenses;

•	Our licensees, including their success and continuing payments;

•	Dependence on our fundamental technology;

•	Sources of competition;

•	Product development;

•	Effect of adoption of accounting pronouncements;

•	Equity incentives for employees;

•	Our directors;

•	Consequences changing our fiscal year end;

•	Our disclosure controls and procedures;

•	Market price of our common stock;

•	Protection of our intellectual property; and

•	Expansion of our business;

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations and the percentage change of such items between periods:

	Percent of Total Revenues, Three Months Ended March 31,		Percent Change, 2003 v.
	2003	2002	2002
Revenues:
Contract revenues	11.6%	7.3%	89.7%
Royalties	88.4	92.7	13.8

Total revenues	100.0%	100.0%	19.3

Costs and expenses:
Cost of contract revenues	11.4	7.8	74.3
Research and development	25.9	22.2	39.1
Marketing, general and administrative	46.8	33.0	69.4

Total costs and expenses	84.1	63.0	59.3

Operating income	15.9	37.0	(48.7)
Interest and other income, net	10.6	7.1	78.8

Income before income taxes	26.5	44.1	(28.2)
Provision for income taxes	8.5	15.4	(34.3)

Net income	18.0%	28.7%	(24.9)%

Revenues.    Total revenues for the three months ended March 31, 2003 increased 19.3% to $28.1 million over the comparable period in 2002.

Contract Revenues.    Contract revenues increased 89.7% to $3.3 million in the three months ended March 31, 2003. The increase in contract revenue for the three months ended March 31, 2003 compared to the comparable period in 2002 is due primarily to recognition of revenue associated with Yellowstone and Redwood interface technologies contracts. The first contract revenue for the Yellowstone interface technology was recognized in the three months ended December 31, 2002. The first contract revenue for the Redwood interface technology was recognized in the three months ended March 31, 2003.

Royalty Revenues.    Royalties in the three months ended 2003 were $24.8 million which represented a 13.8% increase over the comparable period in 2002. Our largest source of royalties continues to be the Intel cross-license agreement which was signed in September 2001. Royalties for this agreement were unchanged in the three months ended March 31, 2003 as compared to the comparable period in 2002. The next largest source of royalties relates to the use of Rambus patents and intellectual property in SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products primarily due to increased royalties on shipments of DDR controllers and memory and of SDRAM controllers. For the three months ended March 31, 2003, the SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of two contracts that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. As a result of the legal outcomes in the patent case on January 29, 2003 at the Court of Appeals for the Federal Circuit, the smaller of the two licensees who were paying a fixed amount has agreed to revert to variable royalties for payment commencing in the three months ending June 30, 2003. The smallest source of royalties is from licensees’ shipments of RDRAM memory devices and controllers that connect to RDRAM memory devices. RDRAM revenues in the three months ended March 31, 2003 represent a revenue decline when compared to the comparable period in 2002. The RDRAM royalty decline in 2003 is due to average selling price (“ASP”) and unit decline during the period. With respect to

Intel, the current 850E chipset continues to be the last RDRAM chipset on Intel’s roadmap, which we expect means that 850E-driven RDRAM unit shipments and royalties are and will be declining until the ultimate end of life which is expected to occur in the next twelve months.

We anticipate that our potential to generate royalties in 2003 will be largely dependent upon Intel and system sales by PC manufacturers and Sony Corporation (“Sony”). Given the concentration of royalties from a limited number of sources, it is likely that royalties will continue to vary greatly from period to period. We expect to commence recognizing royalty revenues for the RaSer interface in 2003. We do not expect royalties for Yellowstone or Redwood in 2003.

Engineering Costs.    Engineering costs, consisting of cost of contract revenues and research and development expenses, were $10.5 million and $7.1 million, which represented 37.3% and 30.0% of revenues, in the three months ended March 31, 2003 and 2002, respectively. The increase in engineering costs in the three months ended 2003 was primarily a result of the hiring of additional engineering personnel as required to meet the milestones on the contracts signed for Yellowstone and Redwood.

Cost of Contract Revenues.    Cost of contract revenues increased to $3.2 million in the three months ended March 31 2003. This represents a 74.3% increase over the comparable time period in 2002. The increase in cost of contract revenues is due to the ramp in engineering headcount for Yellowstone and Redwood contracts. The cost of contract revenues will vary both in absolute dollars and as a percentage of revenue from period to period based on contractual requirements.

Research and Development.    Research and development expenses were $7.3 million in the three months ended March 31, 2003, which represented a 39.1% increase over the comparable period in 2002. Research and development expenses increased as a percentage of revenues in the three months ended March 31, 2003 by 3.7 percentage points as investment increased in the RaSer, Yellowstone and Redwood interfaces. This increase was partially offset by a reduction in the investment in RDRAM interfaces. We incurred a $0.5 million one-time charge for intellectual property licenses. Research and development expenses in the future will vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing and number of research and development projects underway and the change in engineering headcount in any given period, as well as the rate of change in our total revenues.

Marketing, General and Administrative.    In the three months ended March 31, 2003, marketing, general and administrative expenses were $13.1 million which represents a 69.4% increase over the comparable period in 2002. The increase in marketing, general and administrative expenses during the three months ended March 31, 2003 was primarily the result of increased litigation spending. The increase in litigation costs was driven primarily by costs associated with preparing for the upcoming administrative hearing with the Federal Trade Commission. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect such costs will increase in the twelve months ending December 31, 2003 relative to the comparable period in 2002 as we defend ourselves in the FTC action, prepare for private litigation, and protect our intellectual property rights. Marketing, general and administrative expenses in the future will vary in both absolute dollars and as a percentage of revenue from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in our total revenues.

Interest and other Income, Net.    Interest and other income, net, consists primarily of interest income from our investments. For the three months ended March 31, 2003, Interest and other income, net was $3.0 million, which represented an increase of 78.8% same time period in 2002. In the three months ended March 31, 2003, Interest and other income includes other income of $1.7 million, resulting from the divestiture of Rambus’s investment in NurLogic, which was acquired during the quarter by Artisan Components, Inc. The divestiture resulted in the receipt of cash, stock and an intellectual property license, all with a total value of $5 million. We believe that due to the current interest rate environment, interest and other income will likely fluctuate in future periods due to the liquidation of investments and reinvestment at lower interest rates.

Provision for (Benefit from) Income Taxes.    We recorded an income tax provision of $2.4 million for the three months ended March 31, 2003. This represents a $1.2 million decrease over the tax provision in the comparable period in 2002. Our effective tax rate of 32% and 35% for 2003 and for the comparable period in 2002, respectively, differs from the statutory rate primarily due to state taxes and research and development tax credits.

At March 31, 2003, we had included on our balance sheet gross deferred tax assets of approximately $41.9 million, primarily relating to the difference between tax and book treatment of depreciation and amortization, employee stock-related compensation expenses and deferred revenue, and research and development and foreign tax credit carryforwards. The gross deferred tax assets of $41.9 million, have been reduced by a valuation allowance of $3.5 million as of March 31, 2003. The net deferred tax assets of $38.4 million represents management’s estimate of the amount of the tax assets which it believes will more likely than not be realized.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependant on sufficient levels of future taxable income and other factors. The valuation allowance decreased by $2.4 million in the three months ended March 31, 2003 due to the corresponding decrease in the deferred tax asset related to the tax benefit from the exercise of certain stock options and the realization or the termination of the tax benefit related to the exercise of those options.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. At that time, we were authorized to purchase in open market transactions up to five million of our shares of outstanding Rambus Common Stock over an undefined period of time. We repurchased 3.4 million shares at a cost of $20.5 million in the twelve months ended December 31, 2002. In October 2002, our Board of Directors approved the purchase in open market transactions of up to an additional five million of our shares of outstanding Rambus Common Stock. During the three months ended March 31, 2003, we repurchased 1.4 million shares at a cost of $14.7 million. On March 31, 2003, there remained an outstanding authorization to repurchase another 4.7 million shares of outstanding Rambus Common Stock.

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

Litigation

As of March 31, 2003, we are involved in certain legal proceedings, as discussed in Note 9 of our unaudited consolidated condensed financial statements, above, and in Part II Other Information, Item 1 (Legal Proceedings). Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

Income Taxes

As part of preparing our consolidated financial statements, we are required to estimate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to estimate the tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.

This process requires us to estimate various items including permanent and temporary differences between the financial accounting and tax treatment of certain items of income and expenses items, differences between federal and state tax treatment of these items, the amount of taxable income reported to various states, foreign taxes and tax credits. The differing treatment of certain items for tax and accounting purposes results in deferred tax assets and liabilities, which are included on our consolidated balance sheet.

We assess the likelihood that our deferred tax assets will be recovered in the future through reductions of taxes that would otherwise be payable. This assessment is based in part on estimates of future taxable income and other factors. The actual taxable income realized in the future and the other factors which determine how much benefit we ultimately realize from the deferred tax assets could vary materially from our estimates. For the purposes of making this assessment as of March 31, 2003, we estimate that future taxable income will be sufficient to absorb temporary differences that reverse in the future and the amount and the source of our taxable income will allow us to benefit our tax credit carryforwards. Future net taxable income is impacted by many factors including the amount of financial accounting income before taxes, stock option exercises, etc.

To the extent we believe that recovery of a tax asset included on the balance sheet is not likely or uncertain, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we include an expense within the tax provision in the statement of operations or a charge to additional paid in capital on the balance sheet to the extent the increase in the valuation allowance resulted from the exercise of stock options for which no accounting expense was recorded. The valuation allowance as of March 31, 2003 of $3.5 million relates primarily to the tax benefit of the employee stock related compensation expense. When this asset was recorded on the balance sheet, the price of our stock was significantly higher than it was on March 31, 2003. We believe that the tax benefit that we ultimately realize when the options to which this asset relates are exercised will be less than the amount of the asset. Therefore, the valuation allowance was recorded. Certain tax credit carryforwards reported on the income tax returns we file are not recorded as assets on the consolidated balance sheet because these credits could be challenged by various tax authorities. At the time when it is more certain that a credit will potentially reduce future tax, the credit is included on the consolidated balance sheet and the appropriate tax benefit is recorded in the consolidated income statement or an increase to additional paid in capital is recorded depending on the facts under which the credit was generated.

Significant management judgment, based upon the advice of outside tax advisors, is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of March 31, 2003, we have recorded a valuation allowance of $3.5 million due to uncertainties related to our ability to recover our deferred tax assets. In the event that actual results differ from the estimates or we adjust in future periods the estimates upon which the valuation allowance has been determined, we may need to record additional valuation allowance, which could materially impact our financial position and results of operations.

As of March 31, 2003, we had net deferred tax assets of $38.4 million.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents and marketable securities of $183.1 million, including restricted investments of $12.3 million and a long-term component of $105.9 million. As of the same date, we had total working capital of $46.5 million, including a short-term component of deferred revenue of $21.8 million. On April 16, 2003, the United States District Court for the Eastern District of Virginia removed restrictions on $7.7 million in investments. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Excluding the short-term component of deferred revenue, working capital would have been $68.3 million at March 31, 2003.

Our operating activities provided net cash of $5.8 million and $8.0 million in the three months ended March 31, 2003 and 2002, respectively. Cash generated in the three months ended March 31, 2003 was primarily the result of net income adjusted for non-cash items, an increase of in the tax benefit of stock options exercised, and increases in accounts payable and other liabilities primarily due to unsettled stock repurchases and increased legal expenses. This was partially offset by a decrease in accounts receivable primarily due to increased billings for the new Yellowstone and Redwood contracts and decreases in prepaids, deferred taxes and other assets, primarily due to increased foreign withholding taxes paid on payments received from licensees. In the comparable period of 2002, net cash provided by operating activities consisted primarily of net income adjusted for non-cash items, an increase in the tax benefit of stock options exercised, prepaids, deferred taxes and other assets and accounts payable and other liabilities. This was partially offset by a decrease in accounts receivable and deferred revenue. The decrease in deferred revenue represents revenues recognized in excess of contract billings.

Net cash used in investing activities was $2.1 million in the three months ended March 31, 2003. Net cash provided by investing activities was $1.3 million in the comparable period of 2002. Investing activities have consisted primarily of net purchases and maturities of marketable securities, changes in restricted investments and purchases of property and equipment. Investing activities also included cash proceeds received on the sale of our investment in Nurlogic Design Inc.

Net cash used in financing activities was $10.9 million in the three months ended March 31, 2003 compared to $4.4 million used in the comparable period of 2002. Financing activities have consisted primarily of proceeds from the sale of Common Stock under our employee stock purchase and option plans and beginning in the three months ended December 31, 2001, the repurchase of shares of our outstanding Common Stock. In the three months ended March 31, 2003, we generated net proceeds of $3.8 million from the issuance of Common Stock and used cash of $14.7 million to repurchase Common Stock. In the comparable period of 2002, we generated net proceeds of $0.6 million from the issuance of Common Stock and used cash of $5.0 million to repurchase Common Stock.

We presently anticipate that existing cash balances will be adequate to meet our cash needs for at least the next 12 months.

Lease Commitments

We relocated our headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease our previous Mountain View facilities through the end of the existing lease term in February 2005. In the three months ended March 31, 2002, we agreed to accept reduced rent payments from our sub-tenant in exchange for an increase in the letter of credit that serves as collateral for certain of the sub-tenant’s obligations under the lease.

We lease our present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, we provided the lessor with a letter of credit restricting $2.5 million of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. The letter of credit was reduced to $1.2 million on the first anniversary of rent commencement and was reduced to the current level of $600,000 on the second anniversary of rent commencement.

As of March 31, 2003, aggregate future minimum payments under the leases are (in thousands):

Year Ended:	Leases	Subleases	Net Commitments
April 1, 2003 through December 31, 2003	$3,816	$1,278	$2,538
2004	5,015	2,084	2,931
2005	4,498	360	4,138
2006	4,500	—	4,500
2007	4,635	—	4,635
Thereafter	14,756	—	14,756

Total minimum lease payments	$37,220	$3,722	$33,498

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

Royalties accounted for 88% of total revenues in the three months ended March 31, 2003 and 93% of total revenues in the comparable period in 2002. We believe that royalties will continue to represent the majority of total revenues in future periods. Royalty revenues are challenging to predict and make accurate financial forecasts difficult to achieve. Such royalties are recognized in the quarter in which we receive a report from a licensee regarding the shipment of licensed devices in the prior quarter, and are dependent upon fluctuating sales volumes and prices of licensed devices, all of which are beyond our ability to control or the seasonal shipment patterns of systems incorporating our interface assess in advance. Some of the quarterly fluctuation in royalties is due to products. Because a systems company can change its source of licensed devices at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed devices, could have a sudden and significant adverse effect on our revenues.

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

In the three months ended March 31, 2003 and 2002, revenues from our top three licensees, Intel, Toshiba and Samsung Electronics Co., Ltd., each accounted for greater than 10% of our total revenues. We expect that we will continue to experience significant revenue concentration for the foreseeable future.

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

In the three months ended March 31, 2003, a material portion of our royalties was derived from the sale of DRAM. Royalties on DRAM during the three months ended March 31, 2003, except with respect to two licensees with whom we have a fixed royalty arrangement are based on the volumes and prices of DRAM manufactured and sold by our licensees. For the three months ended March 31, 2003, the SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of two contracts that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. As a result of the legal outcomes in the patent case on January 29, 2003 at the Court of Appeals for the Federal Circuit, the smaller of the two licensees paying a fixed amount has agreed to revert to variable royalties for payment in the three months ending June 30, 2003. The royalties we receive, therefore, are, to a significant extent, influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced ASPs during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices, shipment volumes or in our royalty rates will not have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in maintaining or increasing our share of any market.

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

We mitigate default risk by investing in high credit quality securities, limiting our investments in any one issuer and limiting our maximum maturity of any security to two years. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at March 31, 2003.

	Carrying Value (in thousands)	Average Rate of Return at March 31, 2003 (annualized)
Marketable securities:
Cash equivalents	$23,758	1.3%
United States government debt securities	120,165	2.5%
Corporate notes and bonds	24,568	3.2%
Municipal notes and bonds	5,001	1.4%

Total marketable securities	$173,492

Item 4.    Controls and Procedures

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

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by Rambus and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Effective for our quarter ended March 31, 2003, our internal controls have been evaluated and will continue to be evaluated on a quarterly basis by our internal audit consultants. In addition, consistent with our past practices, our internal controls are evaluated by personnel in our finance organization and by our independent accountants in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

PART II —OTHER INFORMATION

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

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss our patent infringement case and granted our motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against us on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was alsoset aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting us from filing additional patent infringement actions against Infineon in the U.S. under certain of our U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM devices and (subject to certain conditions) successor JEDEC-compliant devices.

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

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, we were named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b 5. The Complaint alleges that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning our involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The class period for the consolidated complaint runs from January 11, 2000 through May 9, 2001. On May 17, 2002, we moved to dismiss the consolidated complaint. On January 15, 2003, our motion to dismiss was granted and plaintiffs given leave to file an amended complaint within 45 days. Rather than file such a complaint by such date, on January, 29, 2003, plaintiffs stipulated that they would wait until after rulings on the Infineon motion for rehearing or rehearing en banc in the CAFC. Pursuant to that stipulation, class plaintiffs filed a motion for voluntary dismissal with prejudice of the securities class action on April 18, 2003. A hearing is scheduled for May 30, 2003.

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

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against us. The FTC has alleged that through our action and inaction at JEDEC, we violated Section 5 of the FTC Act in a way that allowed us to obtain monopoly power in — or that by acting with intent to monopolize it created a dangerous probability of monopolization in — synchronous DRAM technology markets. The FTC has also alleged that our action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. On or about April 22, 2003, we received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints form Infineon and Hynix apparently making similar allegations.

On July 5, 2002, we moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and we filed our answer to the complaint on July 29, 2002. Fact and expert discovery have been largely completed in the case. There has been substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge (“ALJ”) denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against us as sanctions for what the ALJ called our “gross negligence” in implementing our document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice (“DOJ”) successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by us pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price- fixing. We have been informed that we are not a target of the DOJ investigation. The ALJ denied our motion for summary judgement and has entered rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. We expect to continue to vigorously defend ourselves. The administrative hearing is set to begin on April 30, 2003.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on January 30, 2003 (the “Annual Meeting”). At the Annual Meeting, stockholders voted on two matters: (i) the election of three Class II directors for a term of two years expiring in 2005, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending September 30, 2003. The stockholders elected management’s nominees as the Class II directors in an uncontested election and ratified the appointment of the independent accountants by the following votes, respectively:

(i) Election of Class II directors for a term of two years expiring in 2005:

	Votes For	Votes Withheld
William Davidow	76,678,707	5,056,638
P. Michael Farmwald	76,661,091	5,074,254
Geoff Tate	80,995,661	739,684

On March 28, 2003, our Board voted to increase the maximum number of directors from seven to nine and to appoint Kevin Kennedy to fill the eighth vacancy created by such increase, with the ninth vacancy to be filled at a later date.

As a result, our Board of Directors is currently comprised of eight members who are divided into two classes with overlapping two-year terms. The term for Class I directors (Bruce Dunlevie, Charles Geschke, Mark Horowitz and David Mooring) will expire at the annual meeting of stockholders to be held in 2004. The term for Class II directors (William Davidow, P. Michael Farmwald, Geoff Tate and Kevin Kennedy) will expire at the annual meeting of stockholders to be held in 2005.

(ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent accountants:

Votes For	Votes Against	Abstentions
76,757,590	4,731,931	245,824

Item 5.    Other Information.

On April 10, 2003, our Board voted to change our fiscal year end from September 30 to December 31, effective as of January 1, 2003. As a result, our current fiscal year 2003 will end on December 31, 2003 rather than on September 30, 2003.

This change in fiscal year will result in a corresponding delay in the date of our 2004 Annual Meeting of Stockholders by more than 30 days from the date of the 2003 Annual Meeting of Stockholders, which occurred on January 30. We currently intend to hold our 2004 Annual Meeting of Stockholders in the first half of May.

Stockholders may present proposals for action at a future meeting only if they comply with the requirements of the proxy rules established by the SEC. Stockholder proposals that are intended to be presented by such stockholders at our 2004 Annual Meeting of Stockholders must be received by us no later than November 21, 2003 to be considered for inclusion in the Proxy Statement and form of Proxy relating to that meeting.

In addition, our Bylaws establish an advance notice procedure for stockholder proposals that are not eligible to be included in the proxy statement relating to the 2004 Annual Meeting. For these proposals, a stockholder must provide written notice to our corporate Secretary at least 90 days in advance of the 2004 Annual Meeting, and the notice must contain specific information concerning the matters to be brought before the meeting and concerning the stockholder proposing such matters. A copy of the full text of the Bylaw provisions relating to our advance notice procedure may be obtained by writing to our corporate Secretary. All notices of proposals by stockholders, whether or not included in proxy materials, should be sent to Rambus Inc., 4440 El Camino Real, Los Altos, CA 94022, Attention: Secretary.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Please refer to the Exhibit Index of this report on Form 10-Q.

(b)  Reports on Form 8-K

A report on Form 8-K filed April 14, 2003, reporting under Item 9 the announcement that on April 14, 2003, Rambus issued a press release regarding its financial results for the quarter ended March 31, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, the information contained in the Form 8-K, which was intended to be furnished under Item 12, “Results of Operations and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.”

A report on Form 8-K filed April 22, 2003, reporting under Item 8 the announcement that on April 10, 2003, Rambus determined to change the fiscal year end of Rambus from September 30 to December 31, effective as of January 1, 2003.

Items 2 and 3 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	April 30, 2003	By:	/s/ ROBERT K. EULAU
Robert K. Eulau Senior Vice President, Finance, and Chief Financial Officer

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

Date:    April 30, 2003

/s/ ROBERT K. EULAU

Robert K. Eulau Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3(15)	Amended and Restated Bylaws of Registrant dated November 21, 2002.

3.4	Amendment to Amended and Restated Bylaws of Registrant dated March 28, 2003, filed herewith.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3(13)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.

4.4(7)	Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the

Registrant’s common stock.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.4(1)(2)	Semiconductor Interfaces License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.4.1(4)	Amendment No. 1 to Semiconductor Interfaces License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.5(11)	1990 Stock Plan, as amended, and related forms of agreements.

10.6(5)	1997 Stock Plan and related forms of agreements.

10.7(11)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.8(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.

10.10(6)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos–El Camino Associates, LLC.

10.1l(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.12(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.13(8)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.14(9)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.15(2)(14)	[ * ] Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

10.16(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

10.17(17)	Development Agreement, dated as of January 6, 2003, between Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation, filed herewith.

Exhibit Number	Description of Document

10.18(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc., filed herewith

10.19(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation, filed herewith.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
(6)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(9)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(10)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(11)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(12)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(13)	Incorporated by reference to the Form 8-A12G/A on August 3, 2000.
(14)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(15)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(17)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.