Form 10-Q
period 2003-06-30
RAMBUS INC
filed 2003-07-29
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 97,909,754 as of July 14, 2003.

RAMBUS INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$59,357	$28,656
Marketable securities	37,907	36,081
Accounts receivable	3,935	1,080
Prepaid and deferred taxes	12,005	7,824
Prepaids and other current assets	5,575	2,648

Total current assets	118,779	76,289
Property and equipment, net	11,746	12,375
Marketable securities, long-term	89,174	111,095
Restricted investments	4,603	11,986
Deferred taxes, long-term	33,431	32,777
Other assets	3,010	6,001

Total assets	$260,743	$250,523

LIABILITIES
Current liabilities:
Accounts payable	$3,714	$2,115
Accrued salaries and benefits	3,242	2,936
Other accrued liabilities	4,304	5,335
Deferred revenue	22,692	22,218

Total current liabilities	33,952	32,604
Deferred revenue, less current portion	15,808	15,542

Total liabilities	49,760	48,146

Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at June 30, 2003 and December 31, 2002	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 97,825,363 shares at June 30, 2003 and 97,542,210 shares at December 31, 2002	98	97
Additional paid-in capital	262,402	262,839
Accumulated deficit	(52,032)	(61,628)
Accumulated other comprehensive income	515	1,069

Total stockholders’ equity	210,983	202,377

Total liabilities and stockholders’ equity	$260,743	$250,523

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Contract revenues	$3,743	$1,507	$7,010	$3,229
Royalties	25,452	22,183	50,264	43,992

Total revenues	29,195	23,690	57,274	47,221

Costs and expenses:
Cost of contract revenues	3,348	1,786	6,558	3,628
Research and development (includes stock-based compensation of $0 in the three and six months ended June 30, 2003 and $0 and a credit of $230 in the three and six months ended June 30, 2002, respectively)	8,136	5,844	15,403	11,070
Marketing, general and administrative	12,374	8,411	25,505	16,161

Total costs and expenses	23,858	16,041	47,466	30,859

Operating income	5,337	7,649	9,808	16,362
Interest and other income, net	1,321	1,423	4,305	3,092

Income before income taxes	6,658	9,072	14,113	19,454
Provision for income taxes	2,130	3,175	4,516	6,809

Net income	$4,528	$5,897	$9,597	$12,645

Net income per share—basic	$0.05	$0.06	$0.10	$0.13

Net income per share—diluted	$0.04	$0.06	$0.09	$0.12

Number of shares used in per share calculations:
Basic	97,414	99,511	97,286	99,709

Diluted	105,498	101,761	104,652	102,350

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$9,597	$12,645
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	5,146	957
Depreciation	2,729	2,465
Increase (decrease) in valuation allowance related to investments	(1,231)	1,991
Gain on sale of securities	—	(2,022)
Amortization of deferred compensation	—	(230)
Amortization of goodwill	—	133
Change in operating assets and liabilities:
Accounts receivable	(2,855)	78
Prepaids, deferred taxes and other assets	(7,597)	2,347
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	873	662
Increases in deferred revenue	21,650	1,639
Decreases in deferred revenue	(20,910)	(7,094)

Net cash provided by operating activities	7,402	13,571

Cash flows from investing activities:
Purchases of property and equipment	(2,100)	(730)
Purchases of marketable securities	(167,630)	(120,341)
Maturities of marketable securities	187,178	117,939
Decrease (increase) in restricted investments	7,383	(568)
Proceeds from investment	4,457	2,581
Purchase of investment	(400)	—

Net cash (used in) provided by investing activities	28,888	(1,119)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	9,121	1,898
Repurchase of Common Stock	(14,703)	(12,916)

Net cash used in financing activities	(5,582)	(11,018)

Effect of exchange rates on cash and cash equivalents	(7)	83

Net increase in cash and cash equivalents	30,701	1,517
Cash and cash equivalents at beginning of period	28,656	29,465

Cash and cash equivalents at end of period	$59,357	$30,982

Non-Cash disclosure
Intellectual property rights received on disposition of investment	$500	—

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

On April 10, 2003, the Board of Directors of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective as of January 1, 2003. As a result of this change in fiscal year, the three-month period ended March 31, 2003 was the first quarter of Rambus’s fiscal 2003. Rambus has filed a transition report on Form 10-Q for the transition period, which began on October 1, 2002 and ended on December 31, 2002.

2.    Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination and eliminated amortization of goodwill and intangible assets with indefinite lives, replacing this with the requirement to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Rambus adopted the provisions of SFAS No. 142 on October 1, 2002. As a result, Rambus has ceased amortization of the remaining goodwill of $0.6 million.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Rambus adopted the provisions of SFAS No. 143 on October 1, 2002, and the adoption did not have a material effect on its results of operations or financial position.

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Rambus adopted the provisions of SFAS No. 144 on October 1, 2002, and the adoption did not have a material effect on its results of operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material affect on Rambus’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Rambus is required to comply with the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. Rambus has included additional disclosures in accordance with SFAS No. 148 in Note 6.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Rambus does not expect the adoption of this statement to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Rambus’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. Rambus does not expect the adoption of this statement to have a material impact on its financial statements.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Change in Accounting for Goodwill and Certain Other Intangibles (continued)

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if goodwill had not been amortized is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported Net Income	$4,528	$5,897	$9,597	$12,645
Add back: Goodwill amortization, net of taxes	—	44	—	88

Adjusted Net Income	$4,528	$5,941	$9,597	$12,733

Basic income per share
Reported income per share	$0.05	$0.06	$0.10	$0.13
Goodwill amortization	—	—	—	—

Basic adjusted net income per share	$0.05	$0.06	$0.10	$0.13

Diluted income per share
Reported income per share	$0.04	$0.06	$0.09	$0.12
Goodwill amortization	—	—	—	—

Diluted adjusted net income per share	$0.04	$0.06	$0.09	$0.12

Number of shares used in per share calculations:
Basic	97,414	99,511	97,286	99,709

Diluted	105,498	101,761	104,652	102,350

4.    Revenue Recognition

Rambus generates contract and royalty revenues from the following five types of agreements: (1) RDRAM licenses, (2) XDR™ and Redwood licenses, (3) RaSer licenses, (4) the Intel Corporation (“Intel”) cross-license and (5) SDRAM- and DDR- compatible licenses. XDR refers to the memory interface that was previously code named “Yellowstone”. We recognize royalties upon notification of sale by our licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place.

RDRAM Licenses.    RDRAM interface licenses generally allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services, customer support, and enhancements. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Many licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

We recognize revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-9 (“SOP 98-9”) and SOP 97-2, “Software Revenue

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Revenue Recognition (continued)

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

XDR and Redwood Licenses.    XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. We currently recognize revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

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

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$4,528	$5,897	$9,597	$12,645
Other comprehensive income (loss):
Foreign currency translation adjustments	3	92	(7)	83
Unrealized gain (loss) on marketable securities	(412)	504	(547)	(85)

Other comprehensive income (loss)	(409)	596	(554)	(2)

Total comprehensive income	$4,119	$6,493	$9,043	$12,643

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

In determining the size of a stock option grant to a new officer or other key employee, the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically vest over 60 months and thus require the employee’s continuing services to Rambus. Additional options may be granted to current employees to reward exceptional performance or to provide additional unvested equity incentives for retention.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Shares of common stock outstanding	97,825	98,619	97,825	98,619

Granted	793	722	1,456	1,514
Canceled	(221)	(410)	(745)	(955)

Net options granted	572	312	711	559

Grant dilution (1)	0.6%	0.3%	0.7%	0.6%
Exercised	768	90	1,489	264
Exercise dilution (2)	0.8%	0.1%	1.5%	0.3%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Options granted to the named executive officers	—	150,000	—	150,000
Options granted to the named executive officers as a % of total options granted	0.0%	20.8%	0.0%	9.9%
Options granted to the named executive officers as a % of net options granted	0.0%	48.0%	0.0%	26.8%
Options granted to the named executive officers as a % of outstanding shares	0.0%	0.2%	0.0%	0.2%
Cummulative options held by named executive officers as a % of total options outstanding	29.4%	27.1%	29.4%	27.1%

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

General Option Information

A summary of activity under all stock option plans is as follows:

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	7,385,495	25,655,028	$13.99
Shares reserved	2,311,705	—	—
Options terminated under 1990 Plan	(52,500)	—	—
Options granted	(4,514,800)	4,514,800	$6.20
Options exercised	—	(361,388)	$3.03
Options canceled	1,884,973	(1,884,973)	$14.35

Outstanding at December 31, 2002	7,014,873	27,923,467	$12.85

Options granted	(662,500)	662,500	$8.38
Options exercised	—	(720,687)	$5.29
Options canceled	524,059	(524,059)	$17.51

Outstanding at March 31, 2003	6,876,432	27,341,221	$12.85

Options granted	(793,000)	793,000	$14.97
Options exercised	—	(767,982)	$5.18
Options canceled	221,142	(221,142)	$16.07

Outstanding at June 30, 2003	6,304,574	27,145,097	$13.10

The following table summarizes information about outstanding and exercisable options as of June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.06 – $ 2.50	1,755,184	5.63	$ 2.12	685,588	$ 1.51
$ 3.00 – $ 4.67	2,147,056	8.25	4.15	587,417	3.58
$ 4.72 – $ 4.86	6,750,747	8.16	4.86	2,751,291	4.86
$ 5.93 – $ 8.00	1,883,494	8.84	7.01	293,377	7.14
$ 8.64 – $10.72	2,616,736	8.29	9.01	850,068	9.47
$10.92 – $13.75	2,730,653	5.72	12.93	2,267,029	12.81
$13.91 – $15.66	2,435,709	6.30	14.99	1,955,457	14.96
$15.67	3,480,367	6.31	15.67	1,073,492	15.67
$15.78 – $37.66	1,924,151	7.13	31.52	471,105	24.34
$54.63 – $83.00	1,421,000	7.30	60.75	156,515	72.55

$ 0.06 – $83.00	27,145,097	7.30	$13.10	11,091,339	$11.23

As of June 30, 2003, a total of 33,449,671 shares of Common Stock were reserved for issuance under all stock option plans. As of June 30, 2003 and December 31, 2002, options for the purchase of 11,091,339 and 10,036,383 shares, respectively, were exercisable without being subject to repurchase by Rambus.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

The following table presents the option exercises for the three months ended June 30, 2003 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2003		Intrinsic Values of Unexercised, In-the-Money Options at June 30, 2003 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	50,000	$488,395	3,120,074	4,854,361	$16,205,762	$26,387,768

(1)	Market value of the underlying securities based on the closing price of the Rambus Common Stock on June 30, 2003 (the last trading day of the second quarter of 2003) on the Nasdaq Stock Market of $16.52 per share minus the exercise price per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income, as reported	$4,528	$5,897	$9,597	$12,645
Add: Stock-based employee compensation expense (credit) included in reported net earnings, net of tax	—	—	—	(150)
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(7,731)	(8,908)	(14,184)	(18,104)

Pro forma net loss (1)	$(3,203)	$(3,011)	$(4,587)	$(5,609)

Basic income (loss) per share
As reported	$0.05	$0.06	$0.10	$0.13
Pro forma (1)	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Diluted income (loss) per share
As reported	$0.04	$0.06	$0.09	$0.12
Pro forma (1)	$(0.03)	$(0.03)	$(0.04)	$(0.05)

Number of shares used in per share calculations:
Basic	97,414	99,511	97,286	99,709

Diluted	105,498	101,761	104,652	102,350

(1)	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’s vesting period.

The effects of applying SFAS 123 on the pro forma disclosures for the three and six months ended June 30, 2003 and 2002 are not likely to be representative of the effects on pro forma disclosures in future periods.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity

Warrants

In November 1996, Rambus entered into an agreement with Intel for the development of a new version of RDRAM interface. In January 1997, as part of this agreement, Rambus issued a warrant to purchase 4,000,000 shares of Common Stock of Rambus at a purchase price of $2.50 per share (the “Intel warrant”). This warrant was to have become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets (the “Intel milestones”). In September 2001, this warrant was cancelled as part of contract negotiations which resulted in a new royalty-bearing contract with Intel.

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. As of June 30, 2003, a total of 1,520,000 of these warrants had been issued.

Contingent Common Stock Equivalents and Options

As of June 30, 2003, there were 1,000,000 contingent unvested Common Stock Equivalents (“CSEs”) and 1,069,596 contingent unvested options, which vest on the same basis as the previously mentioned Intel and existing DRAM incentive warrants. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options. These CSEs were granted to Rambus’s CEO and President in 1999. These options were granted to Rambus’s employees in 1999 and 2001 with an exercise price of $2.50 and a term of 10 years.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. At that time, Rambus was authorized to purchase in open market transactions up to five million shares of outstanding Rambus Common Stock over an undefined period of time. Rambus repurchased 3.5 million shares at a cost of $20.5 million in the twelve months ended December 31, 2002. In October 2002, Rambus’s Board approved the purchase in open market transactions of up to an additional five million shares of outstanding Rambus Common Stock. Rambus repurchased 1.4 million shares at a cost of $14.7 million during the six months ended June 30, 2003. During the three months ended June 30, 2003, there were no repurchases. On June 30, 2003, there remained an outstanding authorization to repurchase another 4.7 million shares of outstanding Rambus Common Stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$4,528	$5,897	$9,597	$12,645
Weighted average common shares outstanding	97,414	99,511	97,286	99,709
Additional dilutive Common Stock equivalents	8,084	2,250	7,366	2,641

Diluted shares outstanding	105,498	101,761	104,652	102,350

Net income per share—basic	$0.05	$0.06	$0.10	$0.13
Net income per share—diluted	$0.04	$0.06	$0.09	$0.12

For the three and six months ended June 30, 2003, there were approximately 3,000,644 and 8,897,565 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. For the three and six months ended June 30, 2002, there were approximately 15,389,290 and 15,498,384 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. These options’s exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions, as described in Note 6 under “Contingent Common Stock and Equivalents and Options”, that had not been met as of June 30, 2003 and 2002.

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

We appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” We also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. We also filed an appeal with respect to the permanent injunction ruling. Infineon appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC) (Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641, 02-1174 and 02-1192). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002.

On January 29, 2003, a three-judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the CAFC reversed the fraud judgment against us. In so doing it stated, inter alia, that the “staggering lack of defining details” in the JEDEC disclosure rules, could not support a finding of fraud and that, in any event, we had not, through any omission, communicated any false statement because none of our patent applications on file at the time we were a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel also vacated the Infineon district court’s judgment of noninfringement based on what it found to be the district court’s erroneous interpretations of our patents, upholding the broader interpretations that we had urged. In addition, based on its holding, the panel determined that the injunction entered against us was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against us and remanded the case to Virginia for retrial of our infringement claims against Infineon. In the new trial the CAFC further ruled that the Virginia District Court may consider sanctions against us for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the new patent claim constructions found by the CAFC.

On Infineon’s motion, the CAFC stayed issuance of its mandate on April 11, 2003. This stay prevents further proceedings in Virginia pending a ruling on Infineon’s petition for writ of certiorari to the U.S. Supreme Court. Infineon filed their petition for a writ on July 3, 2003. Our opposition brief is due August 6, 2003. The Court will likely decide whether or not to review the case by early October, 2003. On April 17, 2003, the Virginia Court released our supersedes bond and letter of credit, which had been filed with that court on August 28, 2001 in order to satisfy judgment on the now vacated award of attorney’s fees.

On August 7, 2000, we filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

expert to evaluate certain technical aspects of our infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the validity of the same Rambus European patent was confirmed by the European Patent Office (“EPO”) in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of our patent but required us to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed in Europe by us. Under European patent law, unlike U.S. patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. Rambus has appealed the requirement that it include this additional language in its claim and, in the meantime, has sought to proceed in the Manheim court with its infringement case. That case is currently expected to proceed to a hearing on infringement, which is scheduled for May 7, 2004. That infringement case will be based on the EPO patent without the new language now required by the EPO, although it is expected that if Rambus prevails, that an injunction will not issue until and unless the EPO reverses on appeal with respect to the new language.

A hearing was held in March, 2003 at the Utility Model Division of the German Patent Office regarding a Rambus utility model that is similar in scope to the European patent at issue in the EPO. Based on the same reasoning of the EPO, the German Patent Office required us to add additional language to our utility model claim in order to preserve the utility model. However, in the utility model case, we rejected the particular additional language requested by the German patent office and the Utility Model was, for this reason and based on a prior art argument, revoked. We plan to appeal the decision, although, as a practical matter, it has little or no bearing on our future patent rights as the prior art at issue has very limited scope and, in any event, German utility models have—compared to patents—very limited terms, which have already expired in our case.

Micron Litigation

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against us in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Micron’s suit seeks a declaration of monopolization by us, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, we filed our answer and counterclaims, whereby we disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and has since been assigned to the newly appointed Judge who has filled the vacancy left by Judge McKelvie. A hearing with Judge Jordan was scheduled for the Delaware Micron case on July 7, 2003, but was taken off the calendar at the request of the parties. The parties are currently deciding whether or not to change the status of this case to inactive, although such a status, if adopted, could be changed back to active upon the request of either party.

In September 2000, we filed suit against Micron in Mannheim court, the Tribunal de Grande Instance de Paris in Paris, France (the “Paris court”), the High Court of Justice, Chancery Division, Patents Court at the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

Royal Courts of Justice in London, Great Britain (the “London court”) and the District Court in Monza, Italy (the “Monza Court”) for infringement of a European patent. Our German suit against Micron is, like our German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert is the same expert as was appointed in the Infineon and Hynix cases in Germany. The expert issued his report in late 2002, and, as in the Infineon case, a hearing is scheduled for May 7, 2004. The French suit and the British suit have been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant us a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. We appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against us in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with our participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In October 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Hynix seeks a declaration of monopolization by us, compensatory and punitive damages, and attorneys’ fees. In February 2001, we filed our answer and counterclaims, whereby we dispute Hynix’s claims and assert infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of our claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue was one of the matters that will be reviewed as part of our appeal in the Infineon case. On December 17, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to our counterclaims of infringement. We opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the Court permitted us to move to amend our complaint to add new claims for patent infringement, and we filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

point the Court considered proposed trial schedules. On March 14, 2003 the Court set the trial date for November 8, 2004. On April 2, 2003, the Court set the pretrial schedule. On that schedule, a motion by Rambus to vacate a previous collateral estoppel summary judgment order in the Hynix case, which dismissed Rambus patent claims based on the now overturned Infineon claim construction, is now set to be heard July 25, 2003. Summary judgment motions, including a “Markman” claim construction hearing scheduled for March 23, 2004, are likely to be heard early next year.

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

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, we were named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleged that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning our involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The purported class period for the consolidated complaint ran from January 11, 2000 through May 9, 2001. On May 17, 2002, we moved to dismiss the consolidated complaint. On January 15, 2003, our motion to dismiss was granted and plaintiffs given leave to file an amended complaint within 45 days. Rather than file such a complaint by such date, the parties stipulated that plaintiffs would wait until after rulings on the Infineon motion for rehearing or rehearing en banc in the CAFC. Pursuant to that stipulation, class plaintiffs filed a motion for voluntary dismissal with prejudice of the securities class action on April 18, 2003. The case, in which a class had not yet been certified, was dismissed with prejudice on May 23, 2003.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. We are a nominal defendant and our directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No. 19122-NC (filed September 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleged that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleged breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asked for contribution or indemnification from the named director defendants. We filed a motion to dismiss this complaint, which was granted, with plaintiffs given leave to file a motion seeking leave to replead the complaint. Plaintiffs filed that motion and a second amended complaint on March 12, 2003. We opposed this motion on April 4, 2003. Plaintiffs subsequently elected to move for voluntary dismissal without prejudice rather than pursue their amended complaint. On June 20, 2003 the court granted Plaintiff’s motion and dismissed the case without prejudice.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901 and Taylor v. Tate, et al., No. CV-801266. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as Vista 2000 v. Davidow, CV No. 800901 on November 9, 2001 by the court. The court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds, Bonds v. Davidow et al., CV No. 802086, and Sujan v. Rambus, Inc., CV No. 803367, have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 18, 2002, Judge Komar of the California Superior Court ordered this stay as stipulated by the parties. We intend to continue to vigorously defend ourselves in these consolidated California actions if they are revived.

Memory Purchasers Class Action

On April 3, 2002, we were served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to our alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on our alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during our involvement at JEDEC in 1992 through 1996, as well as during our subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code § 16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code § 17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. We demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the court granted our demurrer, giving plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on September 26, 2002. We filed a demurrer to the amended complaint and a hearing was held on this demurrer on December 10, 2002. The Court granted our demurrer and again gave plaintiff leave to amend its complaint. After Plaintiff filed its second amended complaint, we demurred successfully again and plaintiff moved to dismiss its complaint with prejudice, reserving however, their rights of appeal from the decisions against them. That motion was granted on April 17, 2003 when the complaint was dismissed with prejudice. Plaintiff filed a notice of appeal on June 20, 2003 but has not yet filed papers supporting an appeal. If plaintiff does move forward with its appeal, we intend to vigorously oppose the appeal and continue to vigorously defend ourselves in this action.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against us. The FTC has alleged that through our action and inaction at JEDEC, we violated Section 5 of the FTC Act in a way that allowed us to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC has also alleged that our action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. On or about April 22, 2003, we received courtesy copies of requests for information from the European

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations. We answered those requests on June 16, 2003.

On July 5, 2002, we moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and we filed our answer to the complaint on July 29, 2002. There has been substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge (“ALJ”) denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against us as sanctions for what the ALJ called our “gross negligence” in implementing our document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice (“DOJ”) successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by us pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. We have been informed that we are not a target of the DOJ investigation. The ALJ denied our motion for summary judgment and has entered rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. The administrative hearing began on April 30, 2003. The hearing is expected to end August 1, with post-trial briefing thereafter. We intend to continue to vigorously defend ourselves in this matter.

Potential Future Litigation

In addition to the above, there is another area where we foresee potential litigation activity, perhaps in the next quarter. We are now evaluating what antitrust or other remedies Rambus may pursue based on evidence indicating that there were concerted efforts in the mid–to-late nineties to deter innovation in the DRAM market and to deter market acceptance of Rambus’s RDRAM product. There has not yet been a decision by Rambus as to whether or not to pursue such litigation, nor can there be any assurance that such litigation, if brought, will be successful.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Operating results and financial position;

•	Sources, amounts and concentration of revenue;

•	Royalty rates, unit volumes and average selling prices;

•	Costs and expenses;

•	Cash investments and position;

•	Developments in, outcome and effect of, and our intentions with regard to, current and potential future litigation;

•	Accounting policies and estimates, including recognition or revenue;

•	Real estate leases and lease obligations;

•	Terms of our licenses;

•	Our licensees, including their success and continuing payments;

•	Dependence on our fundamental technology;

•	Sources of competition;

•	Product development;

•	Effect of adoption of accounting pronouncements;

•	Equity incentives for employees;

•	Our disclosure controls and procedures;

•	Market price of our common stock;

•	Protection of our intellectual property;

•	Expansion of our business;

•	Tax matters; and

•	Effect of phase-out of Intel’s 850E chipset.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations and the percentage change of such items between periods:

	Percent of Total Revenues Three Months Ended June 30,		Percent Change
	2003	2002	2003 v. 2002
Revenues:
Contracts	12.8%	6.4%	148.4%
Royalties	87.2	93.6	14.7

Total revenues	100.0%	100.0%	23.2

Cost and expenses:
Cost of contract revenues	11.5	7.5	87.5
Research and development	27.9	24.7	39.2
Marketing, general and administrative	42.3	35.5	47.1

Total costs and expenses	81.7	67.7	48.7

Operating income	18.3	32.3	(30.2)
Interest and other income, net	4.5	6.0	(7.2)

Income before income taxes	22.8	38.3	(26.6)
Provision for income taxes	7.3	13.4	(32.9)

Net income	15.5%	24.9%	(23.2%)

	Percent of Total Revenues Six Months June 30,		Percent Change
	2003	2002	2003 v. 2002
Revenues:
Contracts	12.2%	6.8%	117.1%
Royalties	87.8	93.2	14.3

Total Revenue	100.0%	100.0%	21.3

Cost and expenses:
Cost of contract revenues	11.4	7.7	80.8
Research and development	26.9	23.4	39.1
Marketing, general and administrative	44.5	34.2	57.8

Total costs and expenses	82.8	65.3	53.8

Operating income	17.2	34.7	(40.1)
Interest and other income, net	7.5	6.5	39.2

Income before income taxes	24.7	41.2	(27.5)
Provision for income taxes	7.9	14.4	(33.7)

Net income	16.8%	26.8%	(24.1%)

Revenues.    Total revenues increased 23.2% and 21.3% to $29.2 million and $57.3 for the three months and the six months ended June 30, 2003.

Contract Revenues.    Contract revenues increased 148% and 117% to $3.7 million (12.8% of total revenue) and $7.0 million (12.2% of total revenue) in the three and six months ended June 30, 2003. The increase in contract revenue for the six months ended June 30, 2003 compared to the comparable period in 2002 is due primarily to recognition of revenue associated with XDR (formerly code named “Yellowstone”) and Redwood interface technologies contracts. The first contract revenue for the XDR interface technology was recognized in the three months ended December 31, 2002. The first contract revenue for the Redwood interface technology was recognized in the three months ended March 31, 2003. We currently expect to recognize revenue on these contracts through 2005.

Royalty Revenues.    Royalties in the three and six months ended June 30, 2003 were $25.5 million (87.2% of total revenue) and $50.3 million (87.8% of total revenue) which represented a 14.7% and 14.3% increase over the comparable periods in 2002. In the quarter ended June 30, 2003, the largest source of royalties relates to the license of Rambus patents and intellectual property in SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products primarily due to increased royalties on shipments of DDR controllers and memory and on shipments of SDRAM controllers. For the three and six months ended June 30, 2003, the SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. As a result of the January 29, 2003 Court of Appeals decision, one licensee, who was previously paying a fixed quarterly sum, reverted to paying variable royalties for the three months ended June 30, 2003. In the second quarter of 2003, the Intel cross-license agreement (signed in September 2001), represented the second largest source of royalties. In the six months ended June 30, 2003, royalties from the Intel agreement were the largest source of royalties. Royalties under this agreement were unchanged in the three and six months ended June 30, 2003 as compared to the comparable periods in 2002. Payments from licensees’ shipments of RDRAM memory devices and controllers that connect to RDRAM memory devices comprise the smallest source of our royalties. In the three and six months ended June 30, 2003, RDRAM revenues represent a revenue decline when compared to the comparable periods in 2002. The RDRAM royalty decline in 2003 is due to our customer’s average selling price (“ASP”) and unit decline during the period. With respect to Intel, the current 850E chipset continues to be the last RDRAM chipset on Intel’s roadmap, which we expect means that 850E-driven RDRAM unit shipments and royalties declined during the three and six months ended June 30, 2003 and will decline further as the 850E is being phased out.

Our ability to generate royalties for all memory interfaces in 2003 is largely dependent upon Intel and system sales by PC manufacturers and Sony Corporation (“Sony”). This concentration of royalties, from a limited number of sources, means that our royalties may fluctuate greatly over time. We expect to commence recognizing royalty revenues for the RaSer interface in 2003. We do not expect to recognize royalties for XDR or Redwood interfaces in 2003.

In addition, certain semiconductor companies are now marketing semiconductors which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip interface to memory. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty-generating licenses were not entered into between us and the manufacturers and/or users of the embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. However, embedded DRAM does not appear to be gaining significant acceptance in the industry. We do not currently receive royalties for embedded DRAM and have not to date sought such royalties. We have not analyzed whether we are likely to be entitled to such royalties in the future.

Engineering Costs.    Engineering costs, consisting of cost of contract revenues and research and development expenses, were $11.5 million and $7.6 million, which represented 39.4% and 32.2% of revenues, in the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, engineering costs were $22.0 million and $14.7 million, respectively. The increase in engineering costs in the three and six months ended June 30, 2003 was primarily a result of the hiring of the additional engineering personnel required to meet the milestones on the contracts signed for XDR and Redwood interfaces.

Cost of Contract Revenues.    Cost of contract revenues increased to $3.3 million (11.5% of total revenue) and $6.6 million (11.4% of total revenue) in the three months and six months ended June 30, 2003. This represents an 87.5% and 80.8% increase over the comparable time periods in 2002. The increase in cost of contract revenues is due to the increase in engineering headcount necessary to fulfill XDR and Redwood interface contractual obligations. We believe that, over time, the cost of contract revenues will vary both in absolute dollars and as a percentage of revenue based on contractual requirements.

Research and Development.    For the three and six months ended June 30, 2003, research and development expenses were $8.1 million (27.9% of total revenue) and $15.4 million (26.9% of total revenue). These dollar amounts represented a 39.2% and 39.1% increase over the comparable periods in 2002. Research and development costs accounted for 71% and 70% of engineering costs in the three and six months ended June 30, 2003. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. The change in engineering headcount in any given period, as well as the rate of change in our total revenues, will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue based on contractual requirements.

Marketing, General and Administrative.    In the three and six months ended June 30, 2003, marketing, general and administrative expenses were $12.4 million (42.3% of total revenue) and $25.5 million (44.5% of total revenue) which represents a 47.1% and 57.8% increase over the comparable periods in 2002. The increase in marketing, general and administrative expenses during the three and six months ended June 30, 2003 was primarily the result of increased litigation spending. The increase in litigation costs was driven primarily by costs associated with the ongoing administrative hearing with the FTC. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect such costs will increase in the twelve months ending December 31, 2003 relative to the comparable period in 2002 as we continue to defend ourselves in the FTC action, prepare for private litigation, and protect our intellectual property rights. Marketing, general and administrative expenses in the future will vary in both absolute dollars and as a percentage of revenue from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in our total revenues.

Interest and other Income, Net.    Interest and other income, net, consists primarily of interest income from our investments. For the three and six months ended June 30, 2003, Interest and other income, net was $1.3 million (4.5% of total revenue) and $4.3 million (7.5% of total revenue), which represented a decrease of 7.2% and an increase of 39.2% from the same time periods in 2002. Interest and other income was favorably impacted in the first three months of 2003 due to the divestiture of Rambus’s investment in NurLogic Design, Inc. (“NurLogic”), which was acquired during that quarter by Artisan Components, Inc. Assuming the current interest rate environment continues, we would then expect that interest and other income will likely fluctuate in future periods due to the liquidation of investments and reinvestment at lower interest rates.

Provision for Income Taxes.    We recorded an income tax provision of $2.1 million (7.3% of total revenue) and $4.5 million (7.9% of total revenue) for the three and six months ended June 30, 2003, respectively. This represents a $1.0 million and $2.3 million decrease over the tax provision in the comparable periods in 2002. Our effective tax rate of 32% and 35% for 2003 and for the comparable period in 2002, respectively, differs from the statutory rate primarily due to state taxes and research and development tax credits.

At June 30, 2003, our balance sheet included gross deferred tax assets of approximately $41.6 million, primarily relating to the difference between tax and book treatment of depreciation and amortization, employee stock-related compensation expenses and deferred revenue, and research and development and foreign tax credit carryforwards. The gross deferred tax assets of $41.6 million have been reduced by a valuation allowance of $2.3 million as of June 30, 2003. The net deferred tax assets of $39.3 million represents management’s estimate of the amount of the tax assets which it believes will more likely than not be realized.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependant on sufficient levels of future taxable income and other factors. The valuation allowance decreased by $1.2 million in the three months ended June 30, 2003 due to the corresponding decrease in the deferred tax asset related to the tax benefit from the exercise of certain stock options and the realization or the termination of the tax benefit related to the exercise of those options.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. At that time, we were authorized to purchase in open market transactions up to five million of our shares of outstanding Rambus Common Stock over an undefined period of time. We repurchased 3.4 million shares at a cost of $20.5 million in the twelve months ended December 31, 2002. In October 2002, our Board of Directors approved the purchase in open market transactions of up to an additional five million of our shares of outstanding Rambus Common Stock. During the six months ended June 30, 2003, we repurchased 1.4 million shares at a cost of $14.7 million. During the three months ended June 30, 2003, there were no repurchases. On June 30, 2003, there remained an outstanding authorization to repurchase another 4.7 million shares of outstanding Rambus Common Stock.

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

Revenue Recognition

Rambus generates contract and royalty revenues from the following five types of agreements: (1) RDRAM licenses, (2) XDR and Redwood licenses, (3) RaSer licenses, (4) the Intel cross-license and (5) SDRAM- and DDR- compatible licenses. XDR refers to the memory interface that was previously code named “Yellowstone”. We recognize royalties upon notification of sale by our licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place.

RDRAM Licenses.    RDRAM licenses generally allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services, customer support, and enhancements. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Many licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

We recognize revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-9 (“SOP 98-9”) and SOP 97-2, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, engineering service fees and any nonrefundable, prepaid royalties. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. We do not recognize revenue in excess of cash received by us on a contract if collectibility is not probable. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

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

XDR and Redwood Licenses.    XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. We currently recognize revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

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

Litigation

As of June 30, 2003, we are involved in certain legal proceedings, as discussed in Note 9 of our unaudited consolidated condensed financial statements, above, and in Part II Other Information, Item 1 (Legal Proceedings). Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

This process requires us to estimate various items including permanent and temporary differences between the financial accounting and tax treatment of certain income and expense items, differences between federal and state tax treatment of these items, the amount of taxable income reported to various states, foreign taxes and tax credits. The differing treatment of certain items for tax and accounting purposes results in deferred tax assets and liabilities, which are included on our consolidated balance sheet.

We assess the likelihood that our deferred tax assets will be recovered in the future through reductions of taxes that would otherwise be payable. This assessment is based in part on estimates of future taxable income and other factors. The actual taxable income realized in the future and the other factors that determine how much benefit we ultimately realize from the deferred tax assets could vary materially from our estimates. For the purposes of making this assessment as of June 30, 2003, we estimate that future taxable income will be sufficient to absorb temporary differences that reverse in the future and the amount and the source of our taxable income will allow us to benefit our tax credit carryforwards. Future net taxable income is impacted by many factors including the amount of financial accounting income before taxes, stock option exercises and other various factors.

To the extent we believe that recovery of a tax asset included on the balance sheet is not likely or uncertain, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we include an expense within the tax provision in the statement of operations or a charge to additional paid-in-capital on the balance sheet to the extent the increase in the valuation allowance resulted from the exercise of stock options for which no accounting expense was recorded. The valuation allowance as of June 30, 2003 of $2.3 million relates primarily to the tax benefit of the employee stock related compensation expense. When this asset was first recorded on the balance sheet, the price of our stock was significantly higher than it was on June 30, 2003. We believe that the tax benefit that we ultimately realize when the options to which this asset relates are exercised will be less than the amount of the asset. Therefore, the valuation allowance was recorded. Certain tax credit carryforwards reported on the income tax returns we file are not recorded as assets on the consolidated balance sheet because these credits could be challenged by various tax authorities. At the time when it is more certain that a credit will potentially reduce future tax, the credit is included on the consolidated balance sheet and the appropriate tax benefit is recorded in the consolidated income statement or an increase to additional paid in capital is recorded depending on the facts under which the credit was generated.

Significant management judgment, based upon the advice of outside tax advisors, is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of June 30, 2003, we have recorded a valuation allowance of $2.3 million due to uncertainties related to our ability to recover our deferred tax assets. In the event that actual results differ from the estimates or we adjust in future periods the estimates upon which the valuation allowance has been determined, we may need to record additional valuation allowance, which could materially impact our financial position and results of operations.

As of June 30, 2003, we had net deferred tax assets of $39.2 million.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents and marketable securities of $191.0 million, including restricted investments of $4.6 million and a long-term component of $89.2 million. As of the same date, we had total working capital of $84.8 million, including a short-term component of deferred revenue of $22.7 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Excluding the short-term component of deferred revenue, working capital would have been $107.5 million at June 30, 2003.

Our operating activities provided net cash of $7.4 million and $13.6 million in the six months ended June 30, 2003 and 2002, respectively. Cash generated in the six months ended June 30, 2003 was primarily the result of net income adjusted for depreciation and an increase of the tax benefit of stock options exercised. This was partially offset by a decrease in accounts receivable primarily due to increased billings for the new XDR and Redwood interface contracts and increases in prepaids, deferred taxes and other assets, primarily due to increased foreign withholding taxes paid on payments received from licensees, the renewal of software maintenance contracts and prepaid insurance. In the comparable period of 2002, net cash provided by operating activities consisted primarily of net income adjusted for depreciation, a decrease in prepaids, deferred taxes and other assets. This was partially offset by net decreases to deferred revenue. The decrease in deferred revenue represents revenues recognized in excess of contract billings.

Net cash provided by investing activities was $28.9 million in the six months ended June 30, 2003. Net cash used in investing activities was $1.1 million in the comparable period of 2002. Cash generated in the six months ending June 30, 2003 from investing activities was primarily the result of net purchases and maturities of marketable securities, purchases of property and equipment and an increase from restricted investments. On April 16, 2003, the United States District Court for the Eastern District of Virginia removed restrictions on $7.7 million in investments. Accordingly, this amount has been reflected as a decrease in restricted investments and an increase in cash. Investing activities also included cash proceeds received on the sale of our investment in NurLogic. In the comparable period of 2002, net cash provided by investing activities primarily consisted of net purchases of maturities of marketable securities, changes in restricted investments and proceeds from the sale of an investment.

Net cash used in financing activities was $5.6 million in the six months ended June 30, 2003 compared to $11.0 million used in the comparable period of 2002. Financing activities have consisted primarily of proceeds from the sale of Common Stock under our employee stock purchase and option plans and beginning in the three months ended December 31, 2001, the repurchase of shares of our outstanding Common Stock. In the six months ended June 30, 2003, we generated net proceeds of $9.1 million from the issuance of Common Stock and used cash of $14.7 million to repurchase Common Stock. In the comparable period of 2002, we generated net proceeds of $1.9 million from the issuance of Common Stock and used cash of $12.9 million to repurchase Common Stock.

We presently anticipate that existing cash balances will be adequate to meet our cash needs for at least the next 12 months.

Lease Commitments

We relocated our headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease our previous Mountain View facilities through the end of the existing lease term in February 2005. In the three months ended March 31, 2002, we agreed to accept reduced rent payments from our sub-tenant in exchange for an increase in the letter of credit that serves as collateral for certain of the sub-tenant’s obligations under the lease. The impact of this reduction in future sublease income is reflected in the table below.

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

As of June 30, 2003, aggregate future minimum payments under the leases are (in thousands):

Year Ended:	Leases	Subleases	Net Commitments
July 1, 2003 through December 31, 2003	$2,582	$852	$1,730
2004	5,015	2,084	2,931
2005	4,498	360	4,138
2006	4,500	—	4,500
2007	4,635	—	4,635
Thereafter	14,756	—	14,756

Total minimum lease payments	$35,986	$3,296	$32,690

Risk Factors

We face current and potential litigation stemming from our efforts to protect our patents and intellectual property.

In 2000 and 2001 as we extended our licensing program to SDRAM-compatible and DDR-compatible products, we became involved in litigation related to such efforts. As of June 30, 2003, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. These potential licensees have also relied upon defenses and counterclaims based on allegations that Rambus acted improperly during its 1991-96 participation in the JEDEC standard setting organization. While our preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, we have attracted significant litigation and there can be no assurance that such settlements will take place, that we will prevail if there is no settlement or that additional litigation will not be brought against us. In addition, related litigation has been brought by the U.S. Federal Trade Commission, by a purported class of Rambus stockholders, by stockholders purporting to bring derivative claims, and by a purported class of memory purchasers. Although we have recently seen positive results in some of these cases there can be no assurance that such results will be upheld on appeal or that these claims or other similar claims might not reappear. Future litigation may be necessary to protect our patents and other intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that we would prevail in any future litigation.

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

We believe that it is important to develop and maintain RDRAM and XDR memory interface compatibility to enable interoperability between different semiconductor devices that incorporate our memory interfaces. Our contracts for these memory interfaces generally prevent a licensee from using licensee-developed patented improvements related to our interfaces to block other licensees from using the improvements or requiring them to pay additional royalties related to their use of our chip-to-chip interfaces. Specifically, the contracts generally require licensees to grant us a royalty-free cross-license on patented licensee intellectual property related to the implementation of our interfaces, which we then sublicense to other licensees that have entered into similar arrangements. Nonetheless, there is no assurance that such a blocking arrangement will not occur in the future.

We experience unpredictable and fluctuating operating results.

Because many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability.

Royalties accounted for 87% and 88% of total revenues in the three and six months periods ended June 30, 2003 and 94% and 93% of total revenues in the comparable periods in 2002. We believe that royalties will continue to represent the majority of total revenues in future periods. Royalty revenues are challenging to predict and make accurate financial forecasts difficult to achieve. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed devices in the prior quarter however, royalties are only recognized if collectibility is probable. Royalties are also dependent upon fluctuating sales volumes and prices of licensed devices, all of which are beyond our ability to control or assess in advance. Some of the quarterly fluctuation in royalties is due to the seasonal shipment patterns of systems incorporating our interface products. Because a systems company can change its source of licensed devices at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed devices, could have a sudden and significant adverse effect on our revenues.

Accurate prediction of revenues from new licenses is difficult because the development of a business relationship with a potential licensee is a lengthy process, frequently spanning a year or more, and the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. Engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. Two methods of contract revenue accounting are used based on the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that only require insignificant support after delivery of the technology. This method causes expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with that contract are recognized later in time, often ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for some of our contracts. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for the projects. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed.

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

Intel is our largest customer and is an important catalyst for the development of new memory and logic interfaces in the semiconductor industry. We have a patent cross-license agreement with Intel for which we will receive quarterly royalty payments through the second quarter of 2006. The patent cross-license agreement expires in September 2006, at which time, Intel will have a paid-up license for the use of all patents claiming priority to September 2006 or before. Like most of our licensees, Intel has the right to cancel the agreement with us at any time prior to the expiration of the contract. We have other licenses with Intel, in addition to the patent cross-license agreement, for the development of Raser interfaces. There can be no assurances that we will be able to maintain a relationship with Intel in the future.

Our financial results are materially dependent upon the personal computer main memory market segment.

Memory interfaces for personal computers generate an important part of our revenue. The main memory market for personal computers is a volatile industry that is impacted by the unit sales and prices of personal computers as well as the type and quantity of memory used in the personal computer. This segment has frequently been a source of volatility for the DRAM industry in total. Personal computers use three memory types for which Rambus currently receives royalties from at least some of the DRAM industry. The memory types include SDRAM and DDR which are industry standards which we believe infringe our patents and RDRAM which is a memory interface developed by Rambus. Historically, the only broad sales of chipsets with RDRAM interfaces in this market were chipsets developed by Intel which allow RDRAM memory devices to connect to Pentium 4 processors. There can be no assurance that the pricing of RDRAM memory devices will be competitive. The Intel chipset roadmap does not currently include any future chipsets using RDRAM interfaces after the current 850E chipset and Intel has indicated that the 850E chipset is being phased out. Furthermore, there can be no assurances that our licensee, Silicon Integrated Systems Corporation, will be successful with their existing or future chipsets that utilize the RDRAM interface.

Our financial results are materially dependent upon high volume consumer products and Sony.

The Rambus strategy has historically included the gaining of acceptance of Rambus technology in high-volume consumer applications. These applications include video game consoles, digital TVs and set-top boxes. One of the more widely-known and successful products using our RDRAM interface is the Sony PlayStation®2. There can be no assurance that consumer products that currently use RDRAM technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in generating expected royalties.

In October 2002 and January 2003, we announced significant new relationships with Toshiba Corporation (“Toshiba”) and Sony for the license and utilization of two new high-speed interfaces, XDR and Redwood. In July 2003, we announced that XDR is the official name of the memory interface that was previously code-named Yellowstone. These two interfaces are expected to be utilized for future broadband applications. International Business Machines Corporation has access to the XDR and Redwood interface technology through its development partnership with Toshiba and Sony. In March 2003 and June 2003, Elpida Memory, Inc. and Samsung Electronics Co., Ltd. (“Samsung”), respectively, signed license agreements to manufacture and sell XDR DRAMs. These interfaces and the likely manufacturing processes are new and complex, which may lead to technology and product development scheduling risks. There are also scheduling risks associated with other elements of products that may incorporate these interfaces. In the next three years, there is significant contract work that must be completed. Percentage-of-completion accounting will be used for these licenses. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for the projects. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. Finally, there is market risk associated with these products, and there can be no assurance that unit volumes, and their associated royalties, will occur.

We are subject to revenue concentration risks at both the licensee and the system company levels.

In the three and six months ended June 30, 2003, revenues from our top five licensees accounted for approximately 84% and 86% of our revenues, respectively. This compares with the three and six months ended June 30, 2002 where revenue from our top five licensees explains for 83% and 84% of our revenue. Intel is the largest licensee by a substantial amount. In the three months ended June 30, 2003 and 2002, revenues from our top three licensees, Intel, Toshiba and Samsung, each accounted for greater than 10% of our total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

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

Our licensees have complete control over the pricing of their products, and there can be no assurance that licensee products using or containing Rambus interfaces will be competitively priced or will sell in significant volumes. Furthermore, RDRAM and XDR DRAM manufacturers are responsible for their own manufacturing processes. For example, we have no influence on decisions in regard to any process changes or on whether or when to “shrink” or otherwise change a design to reduce the cost of the chips. There can also be no assurance that yields of RDRAM memory devices to the full 800 MHz, 1066 MHz or 1200 MHz specification will maintain satisfactory levels to meet demand.

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

In the three months ended June 30, 2003, a material portion of our royalties was derived from the sale of DRAM. Royalties on DRAM during the three months ended June 30, 2003, except with respect to one licensee with whom we have a fixed royalty arrangement are based on the volumes and prices of DRAM manufactured and sold by our licensees. For the three months ended June 30, 2003, the SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of the one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. The royalties we receive, therefore, are, to a significant extent, influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced ASPs during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices, shipment volumes or in our royalty rates will not have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in maintaining or increasing our share of any market.

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

We face intense competition.

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. In addition, most DRAM manufacturers, including RDRAM licensees, produce versions of DRAM such as SDRAM and DDR which compete with RDRAM and XDR devices. These companies are much larger and have better access to financial, certain technical and other resources than we do.

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

JEDEC, a standards setting body, including semiconductor and systems companies, is thought to be standardizing what they describe as extensions of DDR including extensions known as DDR-2 and DDR-3. Other efforts are underway to create other products including those sometimes referred to as GDDR-2 and GDDR-3. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and XDR memory devices, or are perceived to require the payment of lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that our future competition will not have a material adverse effect on our business, results of operations and financial condition. While we may determine that such alternative technologies, when and if developed, infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the result of which would be uncertain.

In addition, certain semiconductor companies are now marketing semiconductors which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip interface to memory. Embedded DRAM is well-suited for applications where component space saving and power consumption are critical, such as in the graphics subsystems of notebook PCs. There can be no assurance that competition from embedded DRAM will not increase in the future.

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

We face certain risks associated with international licenses.

In the three and six months ended June 30, 2003 international revenues constituted approximately 64% and 63% of our total revenues, respectively. In 2002, international revenues account for respectively, 55% and 54%, in the three and six months ended June 30. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. To date, all of the revenues from international licensees have been denominated in United States dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in United States dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of our licensees are subject to a variety of risks, including:

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

We are subject to risks arising from adverse changes in domestic and global economic conditions. Because of the economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products which incorporate our chip-to-chip interface technology, our royalty revenues could decline, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers and, by policy, attempt to limit the amount of credit exposure to any one issuer. As stated in our policy, we will ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and all revenue transactions are denominated in US dollars, therefore we are not subject to foreign exchange risk.

We mitigate default risk by investing in high credit quality securities, limiting our investments in any one issuer and limiting our maximum maturity of any security to two years. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at June 30, 2003.

	Carrying Value (in thousands)	Average Rate of Return at June 30, 2003 (annualized)
Marketable securities:
Cash equivalents	$59,740	1.22%
United States government debt securities	90,914	2.27%
Corporate notes and bonds	23,947	2.63%
Municipal notes and bonds	12,626	1.27%

Total marketable securities	$187,227

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

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by Rambus and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Effective for our quarter ended June 30, 2003, our internal controls have been evaluated and will continue to be evaluated on a quarterly basis by our internal audit consultants. In addition, consistent with our past practices, our internal controls are evaluated by personnel in our finance organization and by our independent accountants in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls. This information was important both for the controls evaluation generally and because the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Quarterly Report.

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

We appealed the rulings by the Virginia court relating to infringement, including the rulings on patent claim construction, which are known as “Markman rulings.” We also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. We also filed an appeal with respect to the permanent injunction ruling. Infineon appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC) (Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641, 02-1174 and 02-1192). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002.

On January 29, 2003, a three-judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the CAFC reversed the fraud judgment against us. In so doing it stated, inter alia, that the “staggering lack of defining details” in the JEDEC disclosure rules, could not support a finding of fraud and that, in any event, we had not, through any omission, communicated any false statement because none of our patent applications on file at the time we were a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel also vacated the Infineon district court’s judgment of noninfringement based on what it found to be the district court’s erroneous interpretations of our patents, upholding the broader interpretations that we had urged. In addition, based on its holding, the panel determined that the injunction entered against us was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against us and remanded the case to Virginia for retrial of our infringement claims against Infineon. In the new trial the CAFC further ruled that the Virginia District Court may consider sanctions against us for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the new patent claim constructions found by the CAFC.

On Infineon’s motion, the CAFC stayed issuance of its mandate on April 11, 2003. This stay prevents further proceedings in Virginia pending a ruling on Infineon’s petition for writ of certiorari to the U.S. Supreme Court. Infineon filed their petition for a writ on July 3, 2003. Our opposition brief is due August 6, 2003. The Court will likely decide whether or not to review the case by early October, 2003. On April 17, 2003, the Virginia Court released our supersedes bond and letter of credit, which had been filed with that court on August 28, 2001 in order to satisfy judgment on the now vacated award of attorney’s fees.

On August 7, 2000, we filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of our infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the validity of the same Rambus European patent was confirmed by the European Patent Office (“EPO”) in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of our patent but required us to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed in Europe by us. Under European patent law, unlike U.S. patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. We have appealed the requirement that we include this additional language in our claim and, in the meantime, have sought to proceed in the Manheim court with our infringement case. That case is currently expected to proceed to a hearing on infringement, which is scheduled for May 7, 2004. That infringement case will be based on the EPO patent without the new language now required by the EPO, although it is expected that if Rambus prevails, that an injunction will not issue until and unless the EPO reverses on appeal with respect to the new language.

A hearing was held in March, 2003, at the Utility Model Division of the German Patent Office regarding a Rambus utility model that is similar in scope to the European patent at issue in the EPO. Based on the same reasoning of the EPO, the German Patent Office required us to add additional language to our utility model claim in order to preserve the utility model. However, in the utility model case, we rejected the particular additional language requested by the German patent office and the Utility Model was, for this reason and based on a prior art argument, revoked. We plan to appeal the decision, although, as a practical matter, it has little or no bearing on our future patent rights as the prior art at issue has very limited scope and, in any event, German utility models have—compared to patents—very limited terms, which have already expired in our case.

Micron Litigation

On August 28, 2000, Micron Technology, Inc. (“Micron”) filed suit against us in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Micron’s suit seeks a declaration of monopolization by us, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, we filed our answer and counterclaims, whereby we disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and has since been assigned to the newly appointed Judge who has filled the vacancy left by Judge McKelvie. A hearing with Judge Jordan was scheduled for the Delaware Micron case on July 7, 2003 but was taken off the calendar at the request of the parties. The parties are currently deciding whether or not to change the status of this case to inactive, although such a status, if adopted, could be changed back to active upon the request of either party.

In September 2000, we filed suit against Micron in the Mannheim court, the Tribunal de Grande Instance de Paris in Paris, France (the “Paris court”), the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain (the “London court”) and the District Court in Monza, Italy (the “Monza Court”) for infringement of a European patent. Our German suit against Micron is, like our German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert is the same expert as was appointed in the Infineon and Hynix cases in Germany. The expert issued his report in late 2002, and, as in the Infineon case, a hearing is scheduled for May 7, 2004. The French suit and the British suit have been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant us a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. We appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd. (“Hyundai”) and various subsidiaries filed suit against us in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.” (“Hynix”). The suit asserts breach of contract in connection with our participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix. In October 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with our participation in JEDEC. Hynix seeks a declaration of monopolization by us, compensatory and punitive damages, and attorneys’ fees. In February 2001, we filed our answer and counterclaims, whereby we dispute Hynix’s claims and assert infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of our claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue was one of the matters that will be reviewed as part of our appeal in the Infineon case. On December 17, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to our counterclaims of infringement. We opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the Court permitted us to move to amend our complaint to add new claims for patent infringement, and we filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the Court considered proposed trial schedules. On March 14, 2003 the Court set the trial date for November 8, 2004. On April 2, 2003, the Court set the pretrial schedule. On that schedule, a motion by Rambus to vacate a previous collateral estoppel summary judgment order in the Hynix case, which dismissed Rambus patent claims based on the now overturned Infineon claim construction, is now set to be heard July 25, 2003. Summary judgment motions, including a “Markman” claim construction hearing scheduled for March 23, 2004, are likely to be heard early next year.

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

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, we were named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleged that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning our involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The purported class period for the consolidated complaint ran from January 11, 2000 through May 9, 2001. On May 17, 2002, we moved to dismiss the consolidated complaint. On January 15, 2003, our motion to dismiss was granted and plaintiffs given leave to file an amended complaint within 45 days. Rather than file such a complaint by such date, the parties stipulated that plaintiffs would wait until after rulings on the Infineon motion for rehearing or rehearing en banc in the CAFC. Pursuant to that stipulation, class plaintiffs filed a motion for voluntary dismissal with prejudice of the securities class action on April 18, 2003. The case, in which a class had not yet been certified, was dismissed with prejudice on May 23, 2003.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. We are a nominal defendant and our directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No. 19122-NC (filed September 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleged that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and its intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleged breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asked for contribution or indemnification from the named director defendants. We filed a motion to dismiss this complaint, which was granted, with plaintiffs given leave to file a motion seeking leave to replead the complaint. Plaintiffs filed that motion and a second amended complaint on March 12, 2003. We opposed this motion on April 4, 2003. Plaintiffs subsequently elected to move for voluntary dismissal without prejudice rather than pursue their amended complaint. On June 20, 2003 the court granted Plaintiff’s motion and dismissed the case without prejudice.

Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901 and Taylor v. Tate, et al., No. CV-801266. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as Vista 2000 v. Davidow, CV No. 800901 on November 9, 2001 by the court. The court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds, Bonds v. Davidow et al., CV No. 802086, and Sujan v. Rambus, Inc., CV No. 803367, have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 18, 2002, Judge Komar of the California Superior Court ordered this stay as stipulated by the parties. We intend to continue to vigorously defend ourselves in these consolidated California actions if they are revived.

Memory Purchasers Class Action

On April 3, 2002, we were served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to our alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on our alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during our involvement at JEDEC in 1992 through 1996, as well as during our subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code § 16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code § 17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. We demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the court granted our demurrer, giving plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on September 26, 2002. We filed a demurrer to the amended complaint and a hearing was held on this demurrer on December 10, 2002. The Court granted our demurrer and again gave plaintiff leave to amend its complaint. After Plaintiff filed its second amended complaint, we demurred successfully again and plaintiff moved to dismiss its complaint with prejudice, reserving however, their rights of appeal from the decisions against them. That motion was granted on April 17, 2003 when the complaint was dismissed with prejudice. Plaintiff filed a notice of appeal on June 20, 2003 but has not yet filed papers supporting an appeal. If plaintiff does move forward with its appeal, we intend to vigorously oppose the appeal and continue to vigorously defend ourselves in this action.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against us. The FTC has alleged that through our action and inaction at JEDEC, we violated Section 5 of the FTC Act in a way that allowed us to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC has also alleged that our action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. On or about April 22, 2003, we received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations. We answered those requests on June 16, 2003.

On July 5, 2002, we moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and we filed our answer to the complaint on July 29, 2002. There has been substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge (“ALJ”) denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against us as sanctions for what the ALJ called our “gross negligence” in implementing our document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice (“DOJ”) successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by us pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. We have been informed that we are not a target of the DOJ investigation. The ALJ denied our motion for summary judgment and has entered rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. The administrative hearing began on April 30, 2003. The hearing is expected to end August 1, with post-trial briefing thereafter. We intend to continue to vigorously defend ourselves in this matter.

Potential Future Litigation

In addition to the above, there is another area where we foresee potential litigation activity, perhaps in the next quarter. We are now evaluating what antitrust or other remedies Rambus may pursue based on evidence indicating that there were concerted efforts in the mid-to-late nineties to deter innovation in the DRAM market and to deter market acceptance of Rambus’s RDRAM product. There has not yet been a decision by Rambus as to whether or not to pursue such litigation, nor can there be any assurance that such litigation, if brought, will be successful.

Item 5.    Other Information

In October 2002, Rambus licensed its serial link technology to Universal Network Machines, Inc. in exchange for 120,362 shares of Series B preferred stock of Universal Network Machines, a development fee, and royalties on Universal Network Machines products incorporating the licensed technology. As of the Series B financing, Rambus’s ownership interest represented approximately 1.1% of the outstanding shares of Universal Network Machines. Bruce Dunlevie, a member of our Board of Directors, is a director of Universal Network Machines. Mr. Dunlevie is also a managing member of a general partner of Benchmark Capital Partners, IV, L.P, which is an investor in Universal Network Machines.

In December 2002, Rambus engaged Enigma Semiconductor, Inc. to provide services to Rambus in exchange for a service fee. In February 2003, Rambus purchased 1,894,837 shares of Series A preferred stock of Enigma. As of the Series A financing, Rambus’s ownership interest represented approximately 14.9% of the outstanding shares of Enigma. In May 2003, Rambus licensed its serial link technology to Enigma in exchange for a license fee and royalties on Enigma products incorporating the licensed technology. Kevin Donnelly, our Vice President, Logic Interface Division is a director of Enigma.

Rambus believes that all related-party transactions described above were on terms no less favorable than could have been otherwise obtained from unrelated third parties. All future transactions between Rambus and its executive officers, directors and principal stockholders will be approved by a majority of the independent and disinterested members of the Board of Directors and will be on terms no less favorable than could be obtained from unrelated third parties.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Please refer to the Exhibit Index of this report on Form 10-Q.

(b)  Reports on Form 8-K

A report on Form 8-K filed July 14, 2003, reporting under Item 9 the announcement that on July 14, 2003, Rambus issued a press release regarding its financial results for the quarter ended June 30, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, the information contained in the Form 8-K, which was intended to be furnished under Item 12, “Results of Operations and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.”

Items 2, 3 and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: July 29, 2003	By:	/s/ ROBERT K. EULAU

Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3(15)	Amended and Restated Bylaws of Registrant dated November 21, 2002.

3.4(17)	Amendment to Amended and Restated Bylaws of Registrant dated March 28, 2003.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3(13)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.

4.4(7)	Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.4(1)(2)	Semiconductor Interfaces License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.4.1(4)	Amendment No. 1 to Semiconductor Interfaces License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.5(11)	1990 Stock Plan, as amended, and related forms of agreements.

10.6	1997 Stock Plan (as amended and restated as of July 10, 2003), filed herewith.

10.7(11)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.8(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.

10.10(6)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos–El Camino Associates, LLC.

10.1l(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.12(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.13(8)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.14(9)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.15(2)(14)	[ * ] Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

10.16(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

10.17(10)(17)	Development Agreement, dated as of January 6, 2003, between Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

Exhibit Number	Description of Document

10.18(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.

10.19(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.

(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.

(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.

(5)	Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).

(6)	Incorporated by reference to the Form 10-K filed on December 23, 1999.

(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.

(8)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.

(9)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).

(10)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(11)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).

(12)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(13)	Incorporated by reference to the Form 8-A12G/A on August 3, 2000.

(14)	Incorporated by reference to the Form 10-K filed on December 4, 2001.

(15)	Incorporated by reference to the Form 10-K filed on November 26, 2002.

(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.

(17)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.