Form 10-Q
period 2003-09-30
RAMBUS INC
filed 2003-10-29
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from • to •

Commission file number 000-22339

RAMBUS INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3112828 (IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 97,881,939 as of October 16, 2003.

RAMBUS INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item	1. Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,872	$28,656
Marketable securities	42,476	36,081
Accounts receivable	2,987	1,080
Prepaid and deferred taxes	11,154	7,824
Prepaids and other current assets	4,869	2,648

Total current assets	73,358	76,289
Property and equipment, net	11,210	12,375
Marketable securities, long-term	123,322	111,095
Restricted investments	4,566	11,986
Deferred taxes, long-term	35,355	32,777
Other assets	2,967	6,001

Total assets	$250,778	$250,523

LIABILITIES
Current liabilities:
Accounts payable	$2,268	$2,115
Accrued salaries and benefits	3,777	2,936
Other accrued liabilities	4,041	5,335
Deferred revenue	22,593	22,218

Total current liabilities	32,679	32,604
Deferred revenue, less current portion	13,040	15,542

Total liabilities	45,719	48,146

Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at September 30, 2003 and December 31, 2002	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 97,415,435 shares at September 30, 2003 and 97,542,210 shares at December 31, 2002	97	97
Additional paid-in capital	251,521	262,839
Accumulated deficit	(47,024)	(61,628)
Accumulated other comprehensive income	465	1,069

Total stockholders’ equity	205,059	202,377

Total liabilities and stockholders’ equity	$250,778	$250,523

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues:
Contract revenues	$4,005	$1,244	$11,015	$4,473
Royalties	24,555	23,236	74,819	67,228

Total revenues	28,560	24,480	85,834	71,701

Costs and expenses:
Cost of contract revenues	4,247	1,819	10,805	5,447
Research and development (includes stock-based compensation of $0 in the three and nine months ended September 30, 2003 and $0 and a credit of $230 in the three and nine months ended September 30, 2002, respectively)	7,565	6,116	22,968	17,186
Marketing, general and administrative	10,361	9,047	35,866	25,208

Total costs and expenses	22,173	16,982	69,639	47,841

Operating income	6,387	7,498	16,195	23,860
Interest and other income, net	976	1,555	5,281	4,647

Income before income taxes	7,363	9,053	21,476	28,507
Provision for income taxes	2,356	3,168	6,872	9,977

Net income	$5,007	$5,885	$14,604	$18,530

Net income per share:
Basic	$0.05	$0.06	$0.15	$0.19

Diluted	$0.05	$0.06	$0.14	$0.18

Number of shares used in per share calculations:
Basic	97,498	97,644	97,361	98,973

Diluted	106,001	98,749	105,044	101,313

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$14,604	$18,530
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	6,984	918
Depreciation	4,145	3,734
Increase (decrease) in valuation allowance related to investments	(1,231)	1,991
Gain on sale of securities	—	(2,022)
Amortization of deferred compensation	—	(230)
Amortization of goodwill	—	219
Change in operating assets and liabilities:
Accounts receivable	(1,907)	(37)
Prepaids, deferred taxes and other assets	(7,921)	7,527
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	(300)	3,369
Increases in deferred revenue	24,738	3,529
Decreases in deferred revenue	(26,865)	(10,267)

Net cash provided by operating activities	12,247	27,261

Cash flows from investing activities:
Purchases of property and equipment	(2,980)	(1,820)
Purchases of marketable securities	(329,582)	(188,334)
Maturities of marketable securities	310,285	171,392
Decrease (increase) in restricted investments	7,420	(567)
Proceeds from investment	4,457	2,581
Purchase of investment	(400)	—

Net cash used in investing activities	(10,800)	(16,748)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	11,525	1,955
Repurchase of Common Stock	(29,827)	(20,541)

Net cash used in financing activities	(18,302)	(18,586)

Effect of exchange rates on cash and cash equivalents	71	62

Net increase in cash and cash equivalents	(16,784)	(8,011)
Cash and cash equivalents at beginning of period	28,656	29,465

Cash and cash equivalents at end of period	$11,872	$21,454

Non-Cash disclosure
Intellectual property rights received on disposition of investment	$500	—

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Rambus Inc. (“Rambus”, “the Company”, “us” or “we”) and its wholly-owned subsidiaries, Rambus K.K., located in Tokyo, Japan, and Rambus Deutschland GmbH, located in Hamburg, Germany. All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material affect on Rambus’s results of operations or financial position.

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material affect on Rambus’s results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 is effective immediately for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied effective December 31, 2003, the annual period ending after December 15, 2003. Rambus does not expect the adoption of this Interpretation to have a material impact to its results of operations or financial position. However, changes in Rambus’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material affect on Rambus’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Rambus’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS 150 did not have a material affect on Rambus’s results of operations or financial position.

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

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if goodwill had not been amortized is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net income	$5,007	$5,885	$14,604	$18,530
Add back: goodwill amortization, net of taxes	—	44	—	132

Adjusted net income	$5,007	$5,929	$14,604	$18,662
Basic income per share
Reported income per share	$0.05	$0.06	$0.15	$0.19
Goodwill amortization	—	—	—	—

Basic adjusted net income per share	$0.05	$0.06	$0.15	$0.19

Diluted income per share
Reported income per share	$0.05	$0.06	$0.14	$0.18
Goodwill amortization	—	—	—	—

Diluted adjusted net income per share	$0.05	$0.06	$0.14	$0.18

Number of shares used in per share calculations:
Basic	97,498	97,644	97,361	98,973

Diluted	106,001	98,749	105,044	101,313

4.	Revenue Recognition

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

Comprehensive income is as follows (in thousands; unaudited):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net Income	$5,007	$5,885	$14,604	$18,530
Other comprehensive income (loss):
Foreign currency translation adjustments	79	(50)	72	33
Unrealized gain (loss) on marketable securities	(128)	868	(676)	783

Other comprehensive income (loss)	(49)	818	(604)	816

Total comprehensive income	$4,958	$6,703	$14,000	$19,346

6.	Employee Stock Option Plans

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

In determining the size of a stock option grant to a new officer or other key employee, the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically vest over 60 months and thus require the employee’s continuing services to Rambus. Additional options may be granted to current employees to reward exceptional performance or to provide additional unvested equity incentives for retention. The method of vesting of additional options granted to current employees has and will vary over time based on approval of the Board or the Compensation Committee.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Employee Stock Option Plans (continued)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in thousands, except percentages):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Shares of common stock outstanding	97,415	97,271	97,415	97,271

Granted	251	1,346	1,687	2,860
Canceled	(64)	(500)	(809)	(1,455)

Net options granted	187	846	878	1,405

Grant dilution(1)	0.2%	0.9%	0.9%	1.4%
Exercised	399	33	1,887	297
Exercise dilution(2)	0.4%	0.0%	1.9%	0.3%

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Options granted to the named executive officers	—	—	—	150,000
Options granted to the named executive officers as a % of total options granted	0.0%	0.0%	0.0%	5.2%
Options granted to the named executive officers as a % of net options granted	0.0%	0.0%	0.0%	10.7%
Options granted to the named executive officers as a % of outstanding shares	0.0%	0.0%	0.0%	0.2%
Cumulative options held by named executive officers as a % of total options outstanding	29.3%	26.3%	29.3%	26.3%

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Employee Stock Option Plans (continued)

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	7,385,495	25,655,028	$13.99
Shares reserved	2,311,705	—	—
Options terminated under 1990 Plan	(52,500)	—	—
Options granted	(4,514,800)	4,514,800	$6.20
Options exercised	—	(361,388)	$3.03
Options canceled	1,884,973	(1,884,973)	$14.35

Outstanding at December 31, 2002	7,014,873	27,923,467	$12.85

Options granted	(662,500)	662,500	$8.38
Options exercised	—	(720,687)	$5.29
Options canceled	524,059	(524,059)	$17.51

Outstanding at March 31, 2003	6,876,432	27,341,221	$12.85

Options granted	(793,000)	793,000	$14.97
Options exercised	—	(767,982)	$5.18
Options canceled	221,142	(221,142)	$16.07

Outstanding at June 30, 2003	6,304,574	27,145,097	$13.10

Options granted	(251,000)	251,000	$16.37
Options exercised	—	(398,722)	$6.03
Options canceled	63,944	(63,944)	$10.29

Outstanding at September 30, 2003	6,117,518	26,933,431	$13.24

The following table summarizes information about outstanding and exercisable options as of September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06 – $2.50	1,739,336	5.38	$2.12	670,740	$1.50
$3.00 – $4.67	2,090,366	8.00	4.16	635,944	3.67
$4.72 – $4.86	6,534,236	7.91	4.86	2,933,485	4.86
$5.93 – $8.00	1,779,229	8.58	7.03	357,923	7.19
$8.64 – $10.72	2,602,756	8.04	9.01	936,088	9.40
$10.92 – $13.75	2,703,320	5.48	12.95	2,354,584	12.86
$13.91 – $15.66	2,488,045	6.16	15.00	1,944,794	14.96
$15.67	3,480,367	6.05	15.67	1,545,767	15.67
$15.69 – $37.66	2,094,776	7.14	30.22	516,749	24.27
$54.63 – $83.00	1,421,000	7.05	60.75	171,415	72.53

$0.06 – $83.00	26,933,431	7.06	$13.24	12,067,489	$11.40

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Employee Stock Option Plans (continued)

As of September 30, 2003, a total of 33,050,949 shares of Common Stock were reserved for issuance under all stock option plans. As of September 30, 2003 and December 31, 2002, options for the purchase of 12,067,489 and 10,036,383 shares, respectively, were exercisable without being subject to repurchase by Rambus.

The following table presents the option exercises for the three months ended September 30, 2003 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2003		Intrinsic Values of Unexercised, In-the-Money Options at September 30, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	80,000	$1,076,109	3,510,234	4,384,201	$18,631,316	$25,420,603

(1)	Market value of the underlying securities based on the closing price of the Rambus Common Stock on September 30, 2003 (the last trading day of the third quarter of 2003) on the Nasdaq Stock Market of $16.84 per share minus the exercise price per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, as reported	$5,007	$5,885	$14,604	$18,530
Add: Stock-based employee compensation expense (credit) included in reported net earnings, net of tax	—	—	—	(150)
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(8,261)	(9,211)	(22,445)	(27,315)

Pro forma net loss(1)	$(3,254)	$(3,326)	$(7,841)	$(8,935)

Basic income (loss) per share
As reported	$0.05	$0.06	$0.15	$0.19
Pro forma(1)	$(0.03)	$(0.03)	$(0.08)	$(0.09)
Diluted income (loss) per share
As reported	$0.05	$0.06	$0.14	$0.18
Pro forma(1)	$(0.03)	$(0.03)	$(0.07)	$(0.09)
Number of shares used in per share calculations:
Basic	97,498	97,644	97,361	98,973

Diluted	106,001	98,749	105,044	101,313

(1)	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’s vesting period.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Employee Stock Option Plans (continued)

The effects of applying SFAS 123 on the pro forma disclosures for the three and nine months ended September 30, 2003 and 2002 are not likely to be representative of the effects on pro forma disclosures in future periods.

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

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. They vest and become exercisable on the same basis as the former Intel warrant, which will result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has announced the phase out of the 850E chipset, there is little chance that the unvested warrants will vest. As of September 30, 2003, a total of 1,520,000 of these warrants had been issued.

Contingent Common Stock Equivalents and Options

As of September 30, 2003, there were 1,000,000 contingent unvested Common Stock Equivalents (“CSEs”) and 1,068,596 contingent unvested options, which vest on the same basis as the previously mentioned Intel and existing DRAM incentive warrants. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options. Since Intel has announced the phase out of the 850E chipset, there is little chance that the unvested CSEs and options will vest. These CSEs were granted to Rambus’s CEO and President in 1999. These options were granted to Rambus’s employees in 1999 and 2001 with an exercise price of $2.50 and a term of 10 years.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. At that time, Rambus was authorized to purchase in open market transactions up to five million shares of outstanding Rambus Common Stock over an undefined period of time. Rambus repurchased 3.5 million shares at a cost of $20.5 million in the twelve months ended December 31, 2002. In October 2002, Rambus’s Board approved the purchase in open market transactions of up to an additional five million shares of outstanding Rambus Common Stock. Rambus repurchased 2.3 million shares at a cost of $29.8 million during the nine months ended September 30, 2003. During the three months ended September 30, 2003, Rambus repurchased 808,650 shares at a cost of $15.1 million. On September 30, 2003, there remained an outstanding authorization to repurchase another 3.8 million shares of outstanding Rambus Common Stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$5,007	$5,885	$14,604	$18,530

Denominator:
Weighted average shares used to compute basic EPS	97,498	97,644	97,361	98,973
Dilutive common stock equivalents	8,456	1,105	7,643	2,340
Dilutive common stock warrants	47	—	40	—

Weighted average shares used to compute diluted EPS	106,001	98,749	105,044	101,313

Net income per share:
Basic	$0.05	$0.06	$0.15	$0.19
Diluted	$0.05	$0.06	$0.14	$0.18

For the three and nine months ended September 30, 2003, there were approximately 3,003,534 and 7,618,679 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. For the three and nine months ended September 30, 2002, there were approximately 16,080,595 and 15,520,138 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. These options’s exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions, as described in Note 7 under “Contingent Common Stock Equivalents and Options”, that had not been met as of September 30, 2003 and 2002.

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

On January 29, 2003, a three-judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the CAFC reversed the fraud judgment against us. In so doing it stated, inter alia, that the “staggering lack of defining details” in the JEDEC disclosure rules, could not support a finding of fraud and that, in any event, we had not, through any omission, communicated any false statement because none of our patent applications on file at the time we were a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel also vacated the Infineon district court’s judgment of non-infringement based on what it found to be the district court’s erroneous interpretations of our patents, upholding the broader interpretations that we had urged. In addition, based on its holding, the panel determined that the injunction entered against us was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against us and remanded the case to Virginia for retrial of our infringement claims against Infineon. In the new trial the CAFC further ruled that the Virginia District Court may consider sanctions against us for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the new patent claim constructions found by the CAFC.

On Infineon’s motion, the CAFC stayed issuance of its mandate on April 11, 2003. This stay prevented further proceedings in Virginia pending a ruling on Infineon’s petition for writ of certiorari to the U.S. Supreme Court. On April 17, 2003, the Virginia Court released our supersedes bond and letter of credit, which had been filed with that court on August 28, 2001 in order to satisfy judgment on the now vacated award of attorney’s fees.

On October 6, 2003, the Supreme Court denied Infineon’s petition for certiorari, without record of any dissent. We anticipate that the mandate will be remanded from the Federal Circuit to the District Court in Virginia, which has set a status conference for October 31, 2003, at which it may set pretrial deadlines and

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.	Litigation and Asserted Claims (continued)

perhaps a date for trial. It is unclear whether the District Court will entertain dispositive motions and the Company has not yet made a determination about whether or when it would file such motions given the opportunity. Based on its proposed agenda for the October 31, 2003 status conference, Infineon is expected to try to stay the case pending resolution of the FTC process, or, alternatively, to seek a trial in May 2004. Infineon has indicated that it intends to raise allegations of litigation misconduct, including allegations based on claims that Rambus’s 2000-2001 document production to Infineon was inadequate. Infineon contends that our 2000-2001 document production did not include certain later-discovered documents that Rambus later produced to other parties, at least some of which would have been produced to Infineon had they been discovered earlier. Infineon has indicated that it may seek to reopen its JEDEC-related claims based on this issue. Rambus, on the other hand, has suggested that this case be scheduled for retrial in March, 2004. We believe that the issues to be tried should be focused on the infringement and validity of the patents in suit and the remedies, including damages, to which Rambus is entitled.

On August 7, 2000, we filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one European patent. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of our infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the expert report, the validity of the same Rambus European patent was confirmed by the European Patent Office (“EPO”) in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO upheld the validity of our patent but, applying a unique feature of European patent law, required us to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed by us in Europe. Under European patent law, unlike U.S. patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. Rambus has appealed the requirement that it include this additional language in its claim and a hearing on the appeal at the EPO is anticipated in February 2004. Following the appeal on validity, the infringement proceedings in the Manheim court are currently expected to proceed to a hearing in May 2004.

A hearing was held in March 2003 at the Utility Model Division of the German Patent Office regarding a Rambus utility model that is similar in scope to the European patent at issue in the EPO. Based on the same reasoning of the EPO, the German Patent Office required us to add additional language to our utility model claim in order to preserve the utility model. However, in the utility model case, we rejected the particular additional language requested by the German patent office and the Utility Model was, for this reason and based on a prior art argument, revoked. We have appealed the decision, but, as a practical matter, it has little or no bearing on our future patent rights as the prior art at issue has limited scope and, in any event, German utility models have— compared to patents—very limited terms, which have already expired in our case.

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

In September 2000, we filed suit against Micron in Mannheim court, the Tribunal de Grande Instance de Paris in Paris, France (the “Paris court”), the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain (the “London court”) and the District Court in Monza, Italy (the “Monza Court”) for infringement of a European patent. Our German suit against Micron is, like our German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert is the same expert as was appointed in the Infineon and Hynix cases in Germany. The expert issued his report in late 2002, and, as in the Infineon case, a hearing is scheduled for May 2004. The French suit and the British suit have been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant us a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. We appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue was one of the matters that will be reviewed as part of our appeal in the Infineon case. On December 17, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also  moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to our counterclaims of infringement. We opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the Court permitted us to move to amend our complaint to add new claims for patent infringement, and we filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the Court considered proposed trial schedules and fully lifted the stay. On March 14, 2003 the Court set the trial date for November 8, 2004. On April 2, 2003, the Court set the pretrial schedule. Pursuant to that schedule, Rambus filed and won a motion to vacate a previous collateral estoppel summary judgment order in the Hynix case, accordingly Rambus’s patent infringement claims that were subject to that earlier ruling have been reinstated into the case. That same April 2, 2003 pre-trial schedule sets forth dates for summary judgment motions, and for a “Markman” claim construction hearing, which is now scheduled for March 23, 2004.

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

dismissed with prejudice. Plaintiff filed a notice of appeal on June 20, 2003 and filed its initial appeal brief in early September 2003. Rambus filed its Opposition on October 16, 2003, and Holiday Matinee is entitled to file a reply brief. Oral argument and a decision are likely to occur by mid-2004. We intend to continue to vigorously defend ourselves in this action.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission (“FTC”) filed a complaint against us. The FTC has alleged that through our action and inaction at JEDEC, we violated Section 5 of the FTC Act in a way that allowed us to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC has also alleged that our action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC has sought to invalidate Rambus’s right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards. On or about April 22, 2003, we received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations. We answered those requests on June 16, 2003. We obtained a copy of Infineon’s complaint to the EU in late July, and on October 8, 2003, at the request of the Directorate, filed our response.

On July 5, 2002, we moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and we filed our answer to the complaint on July 29, 2002. There was substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge (“ALJ”) denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against us as sanctions for what the ALJ called our “gross negligence” in implementing our document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice (“DOJ”) successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by us pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. We were informed that we are not a target of the DOJ investigation. The ALJ denied our motion for summary judgment and entered other rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. The administrative hearing began on April 30, 2003. It ended on August 1, 2003, with closing arguments on October 8, 2003. We intend to continue to vigorously defend ourselves in this matter.

Potential Future Litigation

In addition to the above, there is another area where we foresee potential litigation activity, perhaps in the next quarter. We are now evaluating what antitrust or other remedies Rambus may pursue based on evidence indicating that there were concerted efforts in the mid-to-late nineties to deter innovation in the DRAM market and to deter market acceptance of Rambus’s RDRAM product. Rambus has not decided whether to pursue such litigation and there can be no assurance that such litigation, if brought, will be successful.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, our predictions regarding the following:

•	Operating results and financial position;
•	Sources, amounts and concentration of revenue;
•	Royalty rates and recognition, unit volumes and average selling prices;
•	Costs and expenses;
•	Cash balances and cash needs;
•	Cash investments and position;
•	Liquidation of investments and reinvestment;
•	Developments in, outcome and effect of, and our intentions with regard to, current and potential future litigation;
•	Accounting policies and estimates, including recognition of revenue;
•	Real estate leases and lease obligations;
•	Terms of our licenses;
•	Our licensees, including their success and continuing payments;
•	Dependence on our fundamental technology;
•	Sources of competition;
•	Product development;
•	Effect of adoption of accounting pronouncements;
•	Equity incentives for employees;
•	Our disclosure controls and procedures;
•	Market price of our common stock;
•	Protection of our intellectual property;
•	Expansion of our business;
•	Tax matters; and
•	Effect of phase-out of Intel’s 850E chipset.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations and the percentage change of such items between periods:

	Percent of Total Revenues Three Months Ended September 30,		Percent Change
	2003	2002	2003 v. 2002
Revenues:
Contracts	14.0%	5.1%	221.9%
Royalties	86.0	94.9	5.7

Total revenues	100.0%	100.0%	16.7

Cost and expenses:
Cost of contract revenues	14.9	7.4	133.5
Research and development	26.5	25.0	23.7
Marketing, general and administrative	36.3	37.0	14.5

Total costs and expenses	77.7	69.4	30.6

Operating income	22.3	30.6	(14.8)
Interest and other income, net	3.4	6.4	(37.2)

Income before income taxes	25.7	37.0	(18.7)
Provision for income taxes	8.2	12.9	(25.6)

Net income	17.5%	24.1%	(14.9%)

	Percent of Total Revenues Nine Months Ended September 30,		Percent Change
	2003	2002	2003 v. 2002
Revenues:
Contracts	12.8%	6.2%	146.3%
Royalties	87.2	93.8	11.3

Total Revenue	100.0%	100.0%	19.7

Cost and expenses:
Cost of contract revenues	12.6	7.6	98.4
Research and development	26.8	24.0	33.6
Marketing, general and administrative	41.8	35.2	42.3

Total Costs and expenses	81.2	66.8	45.6

Operating income	18.8	33.2	(32.1)
Interest income and other income, net	6.2	6.5	13.6

Income before income taxes	25.0	39.7	(24.7)
Provision for income taxes	8.0	13.9	(31.1)

Net income	17.0%	25.8%	(21.2%)

Revenues.    Total revenues were $28.6 million and $85.8 million in the three and nine months ended September 30, 2003, respectively. This represented an increase of 16.7% and 19.7% over the comparable periods in 2002, respectively.

Contract Revenues.    Contract revenues were $4.0 million (14.0% of total revenue) and $11.0 million (12.8% of total revenue) in the three and nine months ended September 30, 2003, respectively. This represented an increase of 221.9% and 146.3% over the comparable periods in 2002, respectively. The increase in contract revenue for the three and nine months ended September 30, 2003 compared to the comparable periods in 2002 is due primarily to recognition of revenue associated with XDR (formerly code named “Yellowstone”) and Redwood interface technologies contracts. The first contract revenue for the XDR interface technology was recognized in the three months ended December 31, 2002. The first contract revenue for the Redwood interface technology was recognized in the three months ended March 31, 2003. We currently expect to recognize revenue on these contracts through 2005.

Royalty Revenues.    Royalties were $24.6 million (86.0% of total revenue) and $74.8 million (87.2% of total revenue) in the three and nine months ended September 30, 2003, respectively. This represented an increase of 5.7% and 11.3% over the comparable periods in 2002, respectively.

In the three and nine months ended September 30, 2003, the largest source of royalties relates to the license of Rambus patents and intellectual property in SDRAM and DDR-compatible products. For the three and nine months ended September 30, 2003, royalties increased for SDRAM and DDR-compatible products. In the three months ended September 30, 2003, SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation, as described in Note 9 under “Litigation and Asserted Claims”. As a result of the January 29, 2003 Court of Appeals decision, one licensee, who was previously paying a fixed quarterly sum for SDRAM and DDR-compatible royalties, reverted to paying variable royalties for the three months ended June 30, 2003.

In the three and nine months ended September 30, 2003, the Intel cross-license agreement (signed in September 2001), represented the second largest source of royalties. Royalties under this agreement were unchanged in the three and nine months ended September 30, 2003 as compared to the comparable periods in 2002. Payments from licensees’ shipments of RDRAM memory devices and controllers that connect to RDRAM memory devices comprise the smallest source of our royalties.

In the three and nine months ended September 30, 2003, RDRAM revenues represent a revenue decline when compared to the comparable periods in 2002. The RDRAM royalty decline in 2003 is due to our customer’s average selling price (“ASP”) and unit decline during the period. We believe that the unit decline is mostly driven by the decline in shipments for Intel’s 850E chipset. We expect further declines since the 850E chipset is quickly being phased out.

We receive royalty revenue for SDRAM and DDR memory interfaces from 9 licensees. We also receive the majority of our royalties for RDRAM memory interfaces as a result of system sales by Sony Corporation (“Sony”). This concentration of royalties, from a limited number of sources, means that our royalties may fluctuate greatly over time. We expect to commence recognizing royalty revenues for the RaSer interface in 2004. We do not expect to recognize royalties for XDR or Redwood interfaces in 2003 or 2004.

Certain semiconductor companies are now marketing semiconductors which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip interface to memory. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty-generating licenses were not entered into between us and the manufacturers and/or users of the embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. However, we believe embedded DRAM does not appear to be gaining significant acceptance in the industry. We do not currently receive royalties for embedded DRAM. There can be no assurance that competition from embedded DRAM will not increase in the future.

Engineering Costs.    Engineering costs, which consist of the cost of contract revenues and research and development expenses, were $11.8 million (41.4% of revenues) and $33.8 million (39.4% of revenues) in the three and nine months ended September 30, 2003, respectively. These expenses represented an increase in costs of 48.9% and 49.2% in the comparable periods in 2002. The increase in engineering costs in the three and nine months ended September 30, 2003 was primarily a result of additional engineering personnel required to meet the milestones stated in the contracts signed for XDR and Redwood interfaces.

Cost of Contract Revenues.    Cost of contract revenues were $4.2 million (14.9% of total revenue) and $10.8 million (12.6% of total revenue) in the three and nine months ended September 30, 2003, respectively. This represented an increase of 133.5% and 98.4% over the comparable periods in 2002. The increase in cost of contract revenues is due to the increase in engineering headcount necessary to fulfill XDR and Redwood interface contractual obligations. We believe the cost of contract revenues will continue to fluctuate over time both in absolute dollars and as a percentage of revenue based on our ongoing contractual requirements.

Research and Development.    Research and development expenses were $7.6 million (26.5% of total revenue) and $23.0 million (26.8% of total revenue) for the three and nine months ended September 30, 2003, respectively. This represented an increase of 23.7% and 33.6% over the comparable periods in 2002, respectively. Research and development costs accounted for 64% and 68% of engineering costs in the three and nine months ended September 30, 2003, respectively. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. The change in engineering headcount in any given period, as well as the rate of change in our total revenues, will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue based on contractual requirements.

Marketing, General and Administrative.    Marketing, general and administrative expenses were $10.4 million (36.3% of total revenue) and $35.9 million (41.8% of total revenue) in the three and nine months ended September 30, 2003, respectively. This represented an increase of 14.5% and 42.3% over the comparable periods in 2002, respectively. The increase in marketing, general and administrative expenses during the three and nine months ended September 30, 2003 was primarily the result of an increase of $1.9 million and $11.3 million, respectively, of litigation spending. The increase in litigation costs was driven primarily by costs associated with the ongoing administrative hearing with the FTC, as described in Note 9 under “Litigation and Asserted Claims”. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect such costs will increase in the twelve months ending December 31, 2003 relative to the comparable period in 2002 as we continue to defend ourselves in the FTC action, prepare for private litigation, and continue to protect our intellectual property rights. In the future, marketing, general and administrative expenses will vary in both absolute dollars and as a percentage of revenue from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period, as well as the rate of change in our total revenues.

Interest and other Income, Net.    Interest and other income, net, consists primarily of interest income from our investments, and an increase (decrease) in the valuation allowance related thereto. Interest and other income, net was $1 million (3.4% of total revenue) and $5.3 million (6.2% of total revenue) for the three and nine months ended September 30, 2003, respectively. This represented a decrease of 37.2% and an increase of 13.6% from the comparable periods in 2002, respectively. Interest and other income was favorably impacted in the first three months of 2003 due to the divestiture of Rambus’s investment in NurLogic Design, Inc. (“NurLogic”), which was acquired during that quarter by Artisan Components, Inc. Assuming the current interest rate environment continues to be volatile, we would expect that interest and other income will likely fluctuate in future periods due to the liquidation of investments and reinvestment at lower interest rates.

Provision for Income Taxes.    We recorded an income tax provision of $2.4 million (8.2% of total revenue) and $6.9 million (8.0% of total revenue) for the three and nine months ended September 30, 2003, respectively. This represented a decrease of 25.6% and 31.1% over the tax provision in the comparable periods in 2002, respectively. Our effective tax rate of 32% for 2003 and 35% for the comparable period in 2002, differs from the statutory rate primarily due to state taxes and research and development tax credits.

At September 30, 2003, our balance sheet included gross deferred tax assets of approximately $48.2 million, primarily relating to the difference between tax and book treatment of depreciation and amortization, employee stock-related compensation expenses and deferred revenue, and research and development and foreign tax credit carryforwards. The gross deferred tax assets of $48.2 million have been reduced by a valuation allowance of $2.5 million as of September 30, 2003. The net deferred tax assets of $45.7 million represents management’s estimate of the amount of the tax assets which it believes will more likely than not be realized.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependent on sufficient levels of future taxable income and other factors.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. At that time, we were authorized to purchase in open market transactions up to five million of our shares of outstanding Rambus Common Stock over an undefined period of time. We repurchased 3.5 million shares at a cost of $20.5 million in the twelve months ended December 31, 2002. In October 2002, our Board of Directors approved the purchase in open market transactions of up to an additional five million of our shares of outstanding Rambus Common Stock. Rambus repurchased 2.3 million shares at a cost of $29.8 million during the nine months ended September 30, 2003. During the three months ended September 30, 2003, we repurchased 808,650 shares at a cost of $15.1 million. On September 30, 2003, there remained an outstanding authorization to repurchase another 3.8 million shares of outstanding Rambus Common Stock.

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

Revenue Recognition

Rambus generates contract and royalty revenues from the following five types of agreements: (1) RDRAM licenses, (2) XDR and Redwood licenses, (3) RaSer licenses, (4) the Intel cross-license and (5) SDRAM- and

DDR- compatible licenses. XDR refers to the memory interface that was previously code-named “Yellowstone”. We recognize royalties upon notification of sale by our licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place.

RDRAM Licenses.    DRAM licenses generally allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services, customer support, and enhancements. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Many licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

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

Litigation

As of September 30, 2003, we are involved in certain legal proceedings, as discussed in Note 9 of our unaudited consolidated condensed financial statements above. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

We assess the likelihood that our deferred tax assets will be recovered in the future through reductions of taxes that would otherwise be payable. This assessment is based in part on estimates of future taxable income and other factors. The actual taxable income realized in the future and the other factors that determine how much benefit we ultimately realize from the deferred tax assets could vary materially from our estimates. For the purposes of making this assessment as of September 30, 2003, we estimate that future taxable income will be sufficient to absorb temporary differences that reverse in the future and the amount and the source of our taxable income will allow us to benefit our tax credit carryforwards. Future net taxable income is impacted by many factors including the amount of financial accounting income before taxes, stock option exercises and other various factors.

To the extent we believe that recovery of a tax asset included on the balance sheet is not likely or uncertain, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we include an expense within the tax provision in the statement of operations or a charge to additional paid-in-capital on the balance sheet to the extent the increase in the valuation allowance resulted from the exercise of stock options for which no accounting expense was recorded. The valuation allowance as of September 30, 2003 of $2.5 million relates primarily to the tax benefit of the employee stock related compensation expense. When this asset was first recorded on the balance sheet, the price of our stock was significantly higher than it was on September 30, 2003. We believe that the tax benefit that we ultimately realize when the options to which this asset relates are exercised will be less than the amount of the asset. Therefore, the valuation allowance was recorded. Certain tax credit carryforwards reported on the income tax returns we file are not recorded as assets on the consolidated balance sheet because these credits could be challenged by various tax authorities. At the time when it is more certain that a credit will potentially reduce future tax, the credit is included on the consolidated balance sheet and the appropriate tax benefit is recorded in the consolidated income statement or an increase to additional paid in capital is recorded depending on the facts under which the credit was generated.

Significant management judgment, based upon the advice of outside tax advisors, is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of September 30, 2003, we have recorded a valuation allowance of $2.5 million due to uncertainties related to our ability to recover our deferred tax assets. In the event that actual results differ from the estimates or we adjust in future periods the estimates upon which the valuation allowance has been determined, we may need to record additional valuation allowance, which could materially impact our financial position and results of operations.

As of September 30, 2003, we had net deferred tax assets of $45.7 million.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents and marketable securities of $182.2 million, including restricted investments of $4.6 million and a long-term component of $123.3 million. As of the same date, we had total working capital of $40.7 million, including a short-term component of deferred revenue of $22.6 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Our operating activities provided net cash of $12.2 million and $27.3 million in the nine months ended September 30, 2003 and 2002, respectively. Cash generated in the nine months ended September 30, 2003 was primarily the result of net income adjusted for depreciation and an increase of the tax benefit of stock options exercised. This was partially offset by an increase in accounts receivable primarily due to increased billings for the new XDR and Redwood interface contracts and increases in prepaids, deferred taxes and other assets, primarily due to increased foreign withholding taxes paid on payments received from licensees, the renewal of software maintenance contracts and prepaid insurance. In the comparable period of 2002, net cash provided by operating activities consisted primarily of net income adjusted for depreciation, an increase in the valuation allowance related to investments, a decrease in prepaids, deferred taxes and other assets. This was partially offset by net decreases to deferred revenue. The decrease in deferred revenue represents revenues recognized in excess of contract billings.

Net cash used in investing activities was $10.8 million and $16.7 million in the nine months ended September 30, 2003 and 2002, respectively. Investing activities in the nine months ending September 30, 2003 consisted primarily of net purchases and maturities of marketable securities, purchases of property and equipment and an increase from restricted investments. On April 16, 2003, the United States District Court for the Eastern District of Virginia removed restrictions on $7.7 million in investments. Accordingly, this amount has been reflected as a decrease in restricted investments and an increase in cash. Investing activities also included cash proceeds received on the sale of our investment in NurLogic. In the comparable period of 2002, investing activities primarily consisted of net purchases of maturities of marketable securities, changes in restricted investments and proceeds from the sale of an investment.

Net cash used in financing activities was $18.3 million in the nine months ended September 30, 2003 compared to $18.6 million used in the comparable period of 2002. Financing activities have consisted primarily of proceeds from the sale of Common Stock under our employee stock purchase and option plans and beginning in the three months ended December 31, 2001, the repurchase of shares of our outstanding Common Stock. In the nine months ended September 30, 2003, we generated net proceeds of $11.5 million from the issuance of Common Stock and used cash of $29.8 million to repurchase Common Stock. In the comparable period of 2002, we generated net proceeds of $2.0 million from the issuance of Common Stock and used cash of $20.5 million to repurchase Common Stock.

We currently anticipate that existing cash balances will be adequate to meet our cash needs for at least the next 12 months.

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

As of September 30, 2003, aggregate future minimum payments under the leases are (in thousands):

Year Ended:	Leases	Subleases	Net Commitments
October 1, 2003 through December 31, 2003	$1,358	$426	$932
2004	5,015	2,084	2,931
2005	4,498	360	4,138
2006	4,500	—	4,500
2007	4,635	—	4,635
Thereafter	14,756	—	14,756

Total minimum lease payments	$34,762	$2,870	$31,892

RISK FACTORS

We face current and potential litigation stemming from our efforts to protect our patents and intellectual property.

In 2000 and 2001 as we extended our licensing program to SDRAM-compatible and DDR-compatible products, we became involved in litigation related to such efforts. As of September 30, 2003, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents whereas the potential licensees have generally sought damages and a determination that the Rambus patents at suit are invalid and not infringed. These potential licensees have also relied or will rely upon defenses and counterclaims (some not yet formally asserted) based on allegations that Rambus engaged in litigation misconduct and/or acted improperly during its 1991 - 96 participation in the JEDEC standard setting organization. While our preference in all these cases is to achieve settlements resulting in SDRAM-compatible and DDR-compatible licenses, we have attracted significant litigation and there can be no assurance that such settlements will take place, that we will prevail if there is no settlement or that additional litigation will not be brought against us. In addition, related litigation has been brought by the U.S. Federal Trade Commission, by a purported class of Rambus stockholders, by stockholders purporting to bring derivative claims, and by a purported class of memory purchasers. Although we have recently seen positive results in some of these cases there can be no assurance that these claims or other similar claims might not reappear. For example, Infineon is seeking to point to documents not produced by Rambus in time for the 2001 trial as a reason to reopen its now-dismissed JEDEC-related claims. While we believe such an effort is meritless, there is no assurance that Infineon will not succeed or that Infineon will not in some other way avoid or delay what we believe to be appropriate remedies against it for our patent claims. Future litigation may be necessary to protect our patents and other intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, and there can be no assurance that we would prevail in any future litigation.

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

Royalties accounted for 86% and 87% of total revenues in the three and nine months periods ended September 30, 2003 and 95% and 94% of total revenues in the comparable periods in 2002. We believe that royalties will continue to represent the majority of total revenues in future periods. Royalty revenues are challenging to predict and make accurate financial forecasts difficult to achieve. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed devices in the prior quarter however, royalties are only recognized if collectibility is probable. Royalties are also dependent upon fluctuating sales volumes and prices of licensed devices, all of which are beyond our ability to control or assess in advance. Some of the quarterly fluctuation in royalties is due to the seasonal shipment patterns of systems incorporating our interface products. Because a systems company can change its source of licensed devices at any time, and because the new source could have different royalty rates, any such change by a systems company, particularly one which accounts for substantial volumes of licensed devices, could have a sudden and significant adverse effect on our revenues.

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

Our business is subject to a variety of additional risks which could materially adversely affect quarterly and annual operating results or the acceptance or perception of our business model, including:

•	semiconductor and system companies’ acceptance of our interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our interfaces;

•	announcements or introductions of new technologies or products by us or our competitors;

•	changes in our, chip and system companies’ development schedules and levels of expenditure on research and development;

•	the potential that licensees could terminate or fail to make payments under their current contracts; and

•	changes in our strategies including but not limited to changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

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

Memory interfaces for personal computers generate an important part of our revenue. The main memory market for personal computers is a volatile industry that is impacted by the unit sales and prices of personal computers as well as the type and quantity of memory used in the personal computer. This segment has frequently been a source of volatility for the DRAM industry in total. Personal computers use three memory types for which Rambus currently receives royalties from at least some of the DRAM industry. The memory types include SDRAM and DDR which are industry standards which we believe infringe our patents and RDRAM which is a memory interface developed by Rambus. Historically, the only broad sales of chipsets with RDRAM interfaces in this market were chipsets developed by Intel which allow RDRAM memory devices to connect to Pentium 4 processors. There can be no assurance that the pricing of RDRAM memory devices will be competitive. The Intel PC roadmap does not currently include any future chipsets using RDRAM interfaces after the current 850E chipset and Intel has announced the phase out of the 850E chipset. Furthermore, there can be no assurances that our licensee, Silicon Integrated Systems Corporation, will be successful with their existing or future chipsets that utilize the RDRAM interface.

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

In October 2002 and January 2003, we announced significant new relationships with Toshiba Corporation (“Toshiba”) and Sony for the license and utilization of two new high-speed interfaces, XDR and Redwood. In July 2003, we announced that XDR is the official name of the memory interface that was previously code-named Yellowstone. These two interfaces are expected to be utilized for future broadband applications. International Business Machines Corporation has access to the XDR and Redwood interface technology through its development partnership with Toshiba and Sony. In March 2003 and June 2003, Elpida Memory, Inc. and Samsung Electronics Co., Ltd. (“Samsung”), respectively, signed license agreements to manufacture and sell XDR DRAMs. These interfaces and the likely manufacturing processes are new and complex, which may lead to technology and product development scheduling risks. There are also scheduling risks associated with other elements of products that may incorporate these interfaces. In the next two years, there is significant contract work that must be completed. Percentage-of-completion accounting will be used for these licenses. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for the projects. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. Finally, there is market risk associated with these products, and there can be no assurance that unit volumes, and their associated royalties, will occur.

We are subject to revenue concentration risks at both the licensee and the system company levels.

In the three and nine months ended September 30, 2003, revenues from our top five licensees accounted for approximately 83% and 84% of our revenues, respectively. This compares with the three and nine months ended September 30, 2002 where revenue from our top five licensees accounted for approximately 81% and 83% of our revenue. Intel is the largest licensee by a substantial amount. In the three months ended September 30, 2003 and 2002, revenues from our top three licensees, Intel, Toshiba and Samsung, each accounted for greater than 10% of our total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

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

An important part of our strategy for our interfaces is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting Rambus interfaces. Should a high profile industry participant adopt our interfaces for one or more of its products but fail to achieve success with those products, other industry participants’ perception of our interfaces could be adversely affected. Any such event could reduce future sales of semiconductors built with Rambus interfaces. Likewise, should a market leader adopt and achieve success with a competing interface, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging Rambus’s memory solutions adopted by their competitors and/or a strategy of otherwise undermining the market adoption of such solutions.

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

In the three months ended September 30, 2003, a material portion of our royalties was derived from the sale of DRAM. Royalties on DRAM during the three months ended September 30, 2003, except with respect to one licensee with whom we have a fixed royalty arrangement, are based on the volumes and prices of DRAM manufactured and sold by our licensees. For the three months ended September 30, 2003, the SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of the one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. The royalties we receive, therefore, are, to a significant extent, influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced ASPs during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease as a function of time or volume. There can be no assurance that decreases in DRAM prices, shipment volumes or in our royalty rates will not have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in maintaining or increasing our share of any market.

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

We face intense competition.

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. In addition, most DRAM manufacturers, including RDRAM and XDR licensees, produce versions of DRAM such as SDRAM and DDR which compete with RDRAM and XDR devices. These companies are much larger and have better access to financial, certain technical and other resources than we do.

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

JEDEC, a standards setting body including semiconductor and systems companies, has standardized what they call an extension of DDR, known as DDR2. JEDEC is also thought to be standardizing what they describe as an extension of DDR that they refer to as DDR3. Other efforts are underway to create other products including those sometimes referred to as GDDR2 and GDDR3. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and XDR memory devices, or are perceived to require the payment of lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote the alternative technologies. There can be no assurance that our future competition will not have a material adverse effect on our business, results of operations and financial condition. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the result of which would be uncertain.

In addition, certain semiconductor companies are now marketing semiconductors which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip interface to memory. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty-generating licenses were not entered into between us and the manufacturers and/or users of the embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. We do not currently receive royalties for embedded DRAM. There can be no assurance that competition from embedded DRAM will not increase in the future.

In the RaSer interface business, we face additional competition from semiconductor companies who sell discrete transceiver chips for use in various types of systems, from semiconductor companies who develop their own serial link interfaces, as well as competitors, such as Artisan Components and Synopsys, who license similar serial link interface cells. At the 10 gigabit per second speed, competition will also come from optical technology sold by system and semiconductor companies.

In the Redwood interface business, we face additional competition from semiconductor companies who develop their own parallel bus interfaces, as well as competitors who license similar parallel bus interface cells. In both the Redwood and RaSer areas we may also see competition from industry consortia or standard setting bodies.

We face certain risks associated with international licenses.

In the three and nine months ended September 30, 2003 international revenues constituted approximately 63% and 63% of our total revenues, respectively. In the three and nine months ended September 30, 2002, international revenues accounted for approximately 56% and 55% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. To date, all of the revenues from international licensees have been denominated in United States dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in United States dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use derivative instruments to hedge foreign exchange rate risk. In addition, international operations and demand for the products of our licensees are subject to a variety of risks, including:

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

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Such expansion could come from internal growth or acquisitions. Our licensees and system companies rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our chip-to-chip interface technologies. In addition, relationships with new Rambus licensees or system companies generally require significant engineering support. As a result, any increases in adoption of our interfaces will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our interface technologies and to remain competitive. In addition, the rapid rate of hiring or integrating new employees, or managing an acquisition, could be disruptive and could adversely affect the efficiency of our business. In addition, certain acquisitions may involve business models with which we are unfamiliar. The rate of our future expansion, if any, in combination with the complexity of the interfaces involved in our licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of the licensees and system companies. Additionally, we may be required to reorganize our managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect resulting from our lack of effective management in any of these areas will be magnified. Inability to manage the expansion of our business would have a material adverse effect on our business, financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers and, by policy, attempt to limit the amount of credit exposure to any one issuer. As stated in our policy, we will ensure the safety and preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and all revenue transactions are denominated in U.S. dollars, therefore we are not subject to foreign exchange risk.

We mitigate default risk by investing in high credit quality securities, limiting our investments in any one issuer and limiting our maximum maturity of any security to two years. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at September 30, 2003.

	Carrying Value (in thousands)	Average Rate of Return at September 30, 2003 (annualized)
Marketable securities:
Cash equivalents	$13,218	1.07%
United States government debt securities	123,682	1.91%
Corporate notes and bonds	18,874	2.32%
Municipal notes and bonds	23,693	1.24%

Total marketable securities	$179,467

Item 4.    Controls and Procedures

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and procedures and our internal controls over financial reporting included a review of the controls’ objectives and design, the controls’ implementation by Rambus and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls over financial reporting have been evaluated and will continue to be evaluated on a quarterly basis by our internal audit consultants. In addition, consistent with our past practices, our internal controls over financial reporting are evaluated by personnel in our finance organization and by our independent accountants in connection with their audit activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal controls over financial reporting and to make modifications as necessary; our intent in this regard is that the disclosure controls and procedures and the internal controls over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether (i) there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls over financial reporting, (ii) the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls over financial reporting or (iii) whether there has been any change in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This information was important both for the controls evaluation generally and because the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose certain information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Quarterly Report.

Our review of our internal controls over financial reporting was made within the context of the relevant professional auditing standards defining “internal controls over financial reporting,” “significant deficiencies,” and “material weaknesses.” As part of our evaluation of internal controls over financial reporting, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Conclusions Regarding Disclosure Controls and Procedures

Based upon the evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Conclusions Regarding Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 9 entitled “Litigation and Asserted Claims” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q.

Item 5.    Other Information

In the July 2003 meeting, the Board of Directors approved a change to our insider trading policy that allows directors and officers to adopt Rule 10b5-1 plans for trading in shares of our common stock. By entering a plan, an insider gives up the right to control the timing of trading in shares of our common stock. Two directors, Mark Horowitz, one of our co-founders, and Geoff Tate, our CEO, adopted these plans in the three months ended September 30, 2003. Within broad constraints, these plans mean that the market may begin to see more frequent sales of their holdings. In the future, other officers and directors may choose to adopt similar plans.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Please refer to the Exhibit Index of this report on Form 10-Q.

(b)	Reports on Form 8-K

A report on Form 8-K filed October 16, 2003, reporting under Item 12 the announcement that on October 16, 2003, Rambus issued a press release regarding its financial results for the quarter ended September 30, 2003.

Items 2, 3 and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

October 29, 2003 Date:	/S/ ROBERT K. EULAU By: Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(15)	Amended and Restated Bylaws of Registrant dated November 21, 2002.
3.4(17)	Amendment to Amended and Restated Bylaws of Registrant dated March 28, 2003.
4.1(1)	Form of Registrant’s Common Stock Certificate.
4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.
4.3(13)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.
4.3.2(18)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.
4.4(7)	Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.
10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.4(1)(2)	Semiconductor Interfaces License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.
10.4.1(4)	Amendment No. 1 to Semiconductor Interfaces License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.
10.5(11)	1990 Stock Plan, as amended, and related forms of agreements.
10.6(19)	1997 Stock Plan (as amended and restated as of July 10, 2003).
10.7(11)	1997 Employee Stock Purchase Plan and related forms of agreements.
10.8(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.
10.10(6)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos–El Camino Associates, LLC.
10.1l(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.
10.12(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.
10.13(8)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.
10.14(9)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).
10.15(2)(14)	[ * ] Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.
10.16(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.
10.17(10)(17)	Development Agreement, dated as of January 6, 2003, between Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10.18(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10.19(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
(6)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(9)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(10)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(11)	Incorporated by reference to the Registration Statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(12)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(13)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(14)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(15)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(17)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(18)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(19)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.