Form 10-K
period 2003-12-31
RAMBUS INC
filed 2004-02-13
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 000-22339

RAMBUS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4440 El Camino Real

Los Altos, CA 94022

(Address of principal executive offices) (Zip Code)

(650) 947-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

Aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $1.3 billion based upon the closing price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 100,490,304 as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Sources, amounts and concentration of revenue;

•	Product development;

•	Improvements in technology;

•	Engineering, marketing and general and administration expenses;

•	Research and development expenses;

•	Success in the market;

•	Sources of competition;

•	Outcome and effect of current and potential future litigation;

•	Protection of intellectual property;

•	International licenses;

•	Adequacy of current facilities;

•	Likelihood of paying dividends;

•	Cash position;

•	Lease commitments;

•	Adoption of accounting pronouncements;

•	Terms of our licenses;

•	Trading price of our common stock;

•	Operating results;

•	Realization of deferred assets;

•	Accounting estimates and procedures;

•	Valuation allowance for income tax; and

•	Amortization of intangible assets.

You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors.” All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

Rambus, RDRAM, XDR, RaSer, RaSerX and Redwood are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this Form 10-K are intellectual property of their respective owners.

Item 1. Business

Rambus Inc.™ (“We” or “Rambus”) was founded in 1990. Our principal executive offices are located at 4440 El Camino Real, Los Altos, CA 94022. Our Internet address is www.rambus.com. You can obtain copies of our Form 10-K, 10-Q and 8-K reports, and all amendments to these reports, free of charge from on our web site as soon as reasonably practicable following our filing of any of these reports with the SEC. We create a broad range of chip-to-chip interface technologies that enhance the performance and cost-effectiveness of our customers’ semiconductor and system products. These solutions are used in a broad range of computing, consumer electronics and communications applications.

Our interface solutions can be grouped into two major categories:

•	memory interfaces, which provide an interface between memory and logic chips; and

•	logic interfaces, which provide an interface between two logic chips.

These solutions, are covered currently by more than 300 U.S. and international patents, and we currently have over 300 patent applications currently pending.

We license our patented inventions to semiconductor and system companies who incorporate them into interfaces of their own design and pay us royalties. Also, we license our intellectual property to semiconductor and systems companies who incorporate our interface technologies into their semiconductors and systems, for which we receive royalty payments or other revenues. In addition, we offer engineering services to companies to help them successfully integrate our interface technologies into their chip and system products.

On April 10, 2003, the Board of Directors of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective January 1, 2003. As a result, financial statements included in this report show results of operations for the twelve months ended December 31, 2003 (audited) and 2002 (unaudited), the three months ended December 31, 2002 (audited) and 2001 (unaudited) and the twelve months ended September 30, 2002 (audited) and 2001 (audited). Except as specifically required under Regulation S-X or S-K, we have chosen to present the twelve months ended December 31 information since this is our new fiscal year end.

Background

The performance of computers, consumer electronics and other electronic systems is typically constrained by the speed of their slowest element. Over time, the chips within these systems have continued to increase in operating frequency, Ideally, the frequency of the data transfer between chips should be the same as the frequency of these on-chip transistors. Over the last decade, however, this has not been the case as on-chip frequencies continue to exceed chip-to-chip frequencies at an ever-increasing rate. For example, today’s fastest Pentium® 4 processors operate on chip in excess of 3.0 GHz, but transfer data between chips using an 800MHz front-side bus. As a result of this widening performance gap, continuing advances in on-chip frequencies face potentially diminishing returns in increasing overall system performance. Also, Moore’s Law is increasing transistor counts of chips at a much faster rate than packaging technology is increasing the pin counts of chips, resulting in another widening gap that may impact the ability to increase overall system performance. Our chip-to-chip interface technologies help chip and system designers address these performance gaps.

Our Chip-to-Chip Interfaces

RDRAM™ Interface

Our RDRAM memory interface has been integrated into DRAM memory chips and memory controllers by a number of chip manufacturers. Chips incorporating our RDRAM memory interface are shipping in volume, providing high performance for servers, video game consoles, projectors, printers, digital TVs, set-top boxes, routers and switches. Today’s RDRAM solutions offer data rates of over one gigabit per second and memory module bandwidth of over four gigabytes per second. Leading technology companies such as Cisco Systems Inc., or Cisco, Intel Corporation, or Intel, Matsushita Electric Industrial Co., Ltd., or Matsushita, Samsung Electronics Co. LTD, or Samsung, Sony Corporation, or Sony, Texas Instruments Inc., or Texas Instruments and Toshiba Corporation, or Toshiba, incorporate our RDRAM interface into their products.

XDR™ DRAM Interface

Our XDR DRAM memory interface is designed for high performance, low cost memory applications. The 3.2GHz XDR signaling has been demonstrated on test chips and is available for integration into memory and controller chips for next-generation consumer electronics, computer graphics and networking applications. Leading technology companies such as Elpida Memory Inc., or Elpida, Sony, Samsung and Toshiba have licensed our XDR memory interface technology. Toshiba announced in December 2003 that samples are available for XDR DRAM that operate at 3.2 GHz data rates. XDR DRAM achieves this speed using many innovations, including transferring 8 bits of data per clock cycle using Octal Data Rate (ODR) technology, by using very low voltage differential bi-directional signaling (DRSL), and Rambus’s FlexPhase™ technology. Our XDR memory interface technology includes a roadmap to 6.4GHz data rates and beyond, while enabling system memory bandwidth of up to 200GB/s.

RaSer™ Interface

Our RaSer interface is a family of high speed and low power serial links for chip-to-chip communications between logic chips in a broad range of computing, consumer and communications applications. Our RaSer interfaces are compatible with a number of industry standards used in computers and network communications such as XAUI, Fibre Channel, PCI Express®, and Infiniband®, as well as even higher speed solutions that enable significant improvements in system bandwidth. Our RaSerX interface has been demonstrated to operate at up to 10 gigabits per second over network backplanes, enabling significant improvement in bandwidth and capacity of enterprise systems.

Redwood™ Logic Interface

Our Redwood logic interface is a parallel bus for chip-to-chip communications between logic chips in a broad range of computing, consumer and communications applications. This technology has been demonstrated to operate at data rates up to 6.4 gigabits per second in test platforms. The Redwood interface technology has been licensed by Toshiba and Sony for use in future consumer broadband applications.

Target Markets, Applications and Customers

We partner with leading chip and system customers to solve their critical interface problems, working with them from chip design to system integration and through to volume production. Our interface technologies are incorporated into a broad range of high-volume applications in the computing, consumer electronics and communications markets. System level products that utilize our interfaces include servers, printers, video projectors, video game consoles, digital TVs, set-top boxes, routers and switches manufactured by such companies as Canon Inc., Cisco, Cray Computer Corporation, Hewlett-Packard Company, Juniper Networks, Inc., Matsushita, and Sony. We also license our intellectual property to a wide range of semiconductor companies including Elpida, Hitachi, Ltd., Intel, Matsushita, Mitsubishi Electric Corporation, NEC Corporation, Oki Electric Industry Co., Ltd., Renesas Technology Corporation, Samsung and Toshiba.

Our Strategy

Our key strategies are as follows:

Develop Core Technology: Develop our core technology to offer a broader range of customer benefits while providing Rambus with a fundamental competitive advantage in memory and logic interfaces.

Partner With Leading Customers: Partner with leading chip and system customers to solve their critical interface design problems and incorporate our low risk, silicon-proven solutions into their high-growth products.

Develop Infrastructure and Market: Develop the infrastructure and market to ensure interoperability and availability of products that incorporate our solutions.

Implement Flexible Business Model: License customer-specific, standard solutions and core technologies in order to maximize long-term shareholder value, drive continued innovation and market leadership.

Design and Manufacturing

Our chip-to-chip interface technologies are developed with high-volume manufacturing processes in mind, such that they may be manufactured using familiar, industry-standard complementary metal-oxide semiconductor, or CMOS, processes, among others, including those available from leading semiconductor manufacturers. Typically, our technologies are delivered in one of three ways: implementation package, custom development or off-the-shelf design. We provide implementation packages to licensees who wish to port our interface designs to a manufacturing process being used to develop their semiconductor products. This package typically includes a specification, a generalized circuit layout database and test parameter software. We do custom development when licensees have contracted with us to produce a specific design implementation optimized for the licensee’s manufacturing process. In such cases, the licensee provides specific design rules and transistor models for the licensee’s process. We deliver off-the-shelf products when licensees purchase a previously developed interface design, which is typically the case with fabless semiconductor companies where the design rules and transistor models are provided by a third-party foundry manufacturer.

Research and Development

Our ability to compete in the future will be substantially dependent on our ability to advance our chip-to-chip interfaces in order to meet changing market needs. To this end, we have assembled a team of highly skilled engineers whose activities are focused on further development of our chip-to-chip interfaces as well as adaptation of current interfaces to specific customers’ processes. Our engineers are developing new interfaces and new versions of existing interfaces that we expect will allow chip-to-chip data transfer at higher speeds, as well as provide other improvements and benefits. Our design and development process is a multi-disciplinary effort requiring expertise in system architecture, digital and analog circuit design and layout, semiconductor process characteristics, packaging, printed circuit board routing, signal integrity and high-speed testing techniques.

As of December 31, 2003, we had 159 employees in our engineering departments, representing 72% of our total human resources. Approximately 57% of our engineering employees have advanced technical degrees and 18% have PhDs. In the twelve months ended December 31, 2003 and 2002, research and development expenses were approximately $30.4 million and $23.7 million, respectively. In the twelve months ended September 30, 2002 and 2001, research and development expenses were approximately $22.3 million and $18.2 million, respectively. We expect that we will continue to invest substantial funds in research and development activities. In addition, because our license and customer service agreements often call for us to provide engineering support, a portion of our total engineering costs have been allocated to the cost of contract revenues, even though these engineering efforts have direct applicability to our technology development.

Competition

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. In addition, most DRAM manufacturers, including our RDRAM and XDR licensees, produce versions of DRAM such as SDRAM, DDR, DDR2, GDDR, GDDR2 and GDDR3 which compete with RDRAM and XDR chips. These companies are larger and may have better access to financial, technical and other resources than we do.

We believe that our principal competition for memory interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Companies are also beginning to take a system approach similar to ours in solving the application needs of system companies. Most DRAM suppliers have been producing DDR chips, which use a technology that doubles the memory bandwidth without increasing the clock frequency.

JEDEC, a standards setting body including semiconductor and systems companies, has standardized what they call an extension of DDR, known as DDR2. JEDEC is also thought to be standardizing what they describe as an extension of DDR that they refer to as DDR3. Other efforts are underway to create other products including those sometimes referred to as GDDR2 and GDDR3. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote the alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the result of which would be uncertain.

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

In the RaSer interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link interfaces, as well as from competitors, such as Artisan Components, who license similar serial link interface cells. At the 10 gigabit per second speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts under way or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our RaSer interface business.

In the Redwood interface business, we face additional competition from semiconductor companies who develop their own parallel bus interfaces, as well as competitors who license similar parallel bus interface cells. We may also see competition from industry consortia or standard setting bodies that could negatively impact our Redwood interface business.

Employees

As of December 31, 2003, we had 221 full time employees. We believe that our relationship with our employees is excellent.

Patents and Intellectual Property Protection

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. We currently have more than 300 patents on various aspects of our technology, with expiration dates ranging from 2010 to 2022, and have over 300 additional pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

RISK FACTORS

We face current and potential adverse determinations in litigation stemming from our efforts to protect our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM-compatible and DDR-compatible products in 2000-01, we became involved in litigation related to such efforts. As of December 31, 2003, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) based on various allegations including that we engaged in litigation misconduct and/or acted improperly during our 1991 - 96 participation in the JEDEC standard setting organization. For example, Infineon has indicated that it may, by pointing to documents not produced by us in time for the 2001 trial, try to set aside the 2003 Federal Circuit decision in our favor and reopen all of its now-dismissed JEDEC-related claims against us. Infineon has also complained about the alleged destruction of evidence through our document retention programs. And Infineon has recently amended its counterclaims with leave of court, thereby attempting to assert other legal theories related to what it calls unfair business practices and JEDEC misconduct. While we believe that these new legal theories are meritless, there is no assurance that Infineon and or others will not succeed in such efforts or that Infineon and or others will not in some other way establish broad defenses against our patents or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration.

Any of these matters, whether or not determined in our favor or settled by us, is costly and diverts the efforts and attention of our management and technical personnel from normal business operations. Furthermore, any adverse determination in litigation could result in our losing certain rights, beyond the rights at issue in a particular case, including, among other things, our being effectively barred from suing others for violating certain or all of our intellectual property rights, our being subjected to significant liabilities, our being required to seek licenses from third parties, our being prevented from licensing our patented technology, or our being required to renegotiate with current licensees on a temporary or permanent basis. Any of these results from our litigation could cause a substantial decline in our revenues.

An adverse determination by a governmental agency, such as the FTC or the European Patent Office, could result in severe limitations on our ability to protect and license our intellectual property and which would cause our revenues to decline substantially.

If a government agency were to have an adverse determination against us, we may be limited in enforcing our intellectual property rights and obtaining licenses, which would cause our revenues to decline substantially. For example, in April 2003, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications, during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing our intellectual property rights in patents with a priority date prior to May, 1996. The European Commission has directed inquiries to us relating to similar topics. If one of these agencies, or any other governmental agency, were to issue a determination adverse to us that could limit our ability to enforce or license our intellectual property our revenues would decline substantially. In addition, on February 12, 2004 the Technical Appeals Board of the European Patent Office issued an oral ruling revoking the European Patent No. 0525068 without explanation. If a sufficient number of our other patents are similarly impaired or revoked, that could also limit our ability to enforce or license our intellectual property our revenues would decline substantially.

If we are unable to successfully protect our inventions through the issuance and enforcement of patents, our operating results could be adversely affected.

We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:

•	any current or future United States or foreign patent applications would be approved;

•	these issued patents will protect our intellectual property and not be challenged by third parties;

•	the validity of our patents will be upheld;

•	the patents of others will not have an adverse effect on our ability to do business; or

•	others will not independently develop similar or competing interfaces or design around any patents that may be issued to us.

If any of the above were to occur our operating results could be adversely affected.

Our inability to protect and own the intellectual property created by us would cause our business to suffer.

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our other, non-patentable, intellectual property rights. If we fail to protect these intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The continued growth of our business depends in large part on the applicability of our intellectual property to the products of third party manufacturers, and our ability to enforce intellectual property rights against them. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so our business will suffer.

Our quarterly and annual operating results are unpredictable and fluctuate, which may cause our stock price to be volatile and decline.

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors that could cause our operating results to fluctuate include:

•	adverse litigation results;

•	semiconductor and system companies’ acceptance of our interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our interfaces;

•	announcements or introductions of new technologies or products by us or our competitors;

•	the unpredictability of the timing of any litigation expenses;

•	changes in our, chip and system companies’ development schedules and levels of expenditure on research and development;

•	licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts; and

•	changes in our strategies including but not limited to changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

Currently, royalties account for over 80% of our total revenues and we believe that royalties will continue to represent a majority of total revenues in the future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter, however, royalties are only recognized if collectibility is probable. Royalties are also dependent upon fluctuating sales volumes and prices of licensed chips that include our technology, all of which are beyond our ability to control or assess in advance. In addition, royalty revenues are affected by the seasonal shipment patterns of systems incorporating our interface products, or by a systems company change in its source of licensed chips, and the new source’s different royalty rates.

As a result of these uncertainties and effects being outside of our control, royalty revenues are challenging to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

Our revenue is concentrated in a few customers and if we lose any of these customers our revenues may decrease substantially.

In the twelve months ended December 31, 2003 and 2002, revenues from our top five licensees accounted for approximately 75% and 81% of our revenues, respectively. In addition, for the twelve months ended December 31, 2003 and 2002, revenues from our top three licensees, Intel, Toshiba and Samsung each accounted for greater than 10% of our total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

Substantially all of our licensees, including Intel, have the right to cancel their licenses, and the loss of any of our top five licensees would cause revenues to decline substantially. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated in a limited number of licensees.

Our financial results are materially dependent upon Intel and if we cannot maintain this relationship into the future our results of operations may decline significantly.

Intel is our largest customer and is an important catalyst for the development of new memory and logic interfaces in the semiconductor industry. We have a patent cross-license agreement with Intel for which we will receive quarterly royalty payments through the second quarter of 2006. The patent cross-license agreement expires in September 2006, at which time, Intel will have a paid-up license for the use of all of our patents claiming priority prior to September 2006. Intel has the right to cancel the agreement with us prior to the expiration of the contract. We have other licenses with Intel, in addition to the patent cross-license agreement, for the development of RaSer interfaces. If we cannot maintain our relationship with Intel into the future, our results of operations may decline significantly.

Our financial results are materially dependent upon the personal computer main memory market segment, which is volatile and could adversely affect our operations and cause our stock price to decline.

DRAMs for personal computers generate an important part of our revenue. The main memory market for personal computers is volatile and is impacted by the unit sales and prices of personal computers as well as the type and quantity of memory used in personal computers, which has resulted in volatility in the DRAM market overall. Personal computers use or have used three memory types for which we receive or have received royalties from at least some of the DRAM industry. The memory types include SDRAM and DDR, which are industry standards which we believe infringe our patents and RDRAM, which is a memory interface developed by us.

Our licensing cycle is lengthy and costly which makes it difficult to predict future revenues, which may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates and causing our stock price to decline

Our financial results are materially dependent on the DRAM market, which may experience declines in price and unit volume per system, which could cause our revenue to decline.

For the twelve months ended December 31, 2003, a material portion of our royalties was derived from the sale of DRAM. As of December 31, 2003, except with respect to one licensee with whom we have a fixed royalty arrangement, royalties on DRAM are based on the volumes and prices of DRAM manufactured and sold by our licensees. For the twelve months ended December 31, 2003, the SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of the two contracts that had been previously amended to allow for fixed quarterly payments until there was a favorable resolution to the pending litigation. As a result of the legal outcomes in the Infineon patent litigation on January 29, 2003 at the Court of Appeals for the Federal Circuit, the smaller of the two licensees paying a fixed amount reverted back to variable royalties beginning with payment in the three months ended June 30, 2003. This change resulted in only one customer with a fixed royalty payment for the period from April 1, 2003 through December 31, 2003.

The royalties we receive, therefore, are, to a significant extent, influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices, or ASPs, during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease as a function of time or volume. The decreases in DRAM prices, shipment volumes or in our royalty rates could cause our revenue to decline.

Our revenue could decline if sales made by systems companies decline.

Although sales of semiconductors to system companies that have adopted our interfaces for their products are not made directly by us, such sales directly affect the amount of royalties we receive from semiconductors. Therefore, our success is partially dependent upon the adoption of our chip-to-chip interfaces by system companies, particularly those that develop and market high-volume business and consumer products such as PCs and video game consoles. We are subject to many risks beyond our control that influence the success or failure of a particular system company, including, among others:

•	competition faced by a system company in its particular industry;

•	market acceptance of a system company’s products;

•	the engineering, sales and marketing and management capabilities of a system company;

•	technical challenges unrelated to our interfaces faced by a system company in developing its products; and

•	the financial and other resources of the system company.

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

We face intense competition that may cause our results of operations to suffer.

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. In addition, most DRAM manufacturers, including our RDRAM and XDR licensees, produce versions of DRAM such as SDRAM, DDR, DDR2, GDDR, GDDR2 and GDDR3 that compete with RDRAM and XDR chips. These companies are larger and may have better access to financial, certain technical and other resources than we do.

We believe that our principal competition for memory interfaces may come from our licensees and prospective licensees, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Companies are also beginning to take a system approach similar to ours in solving the application needs of system companies. Most DRAM suppliers have been producing DDR chips, which use a technology that doubles the memory bandwidth without increasing the clock frequency.

JEDEC, a standards setting body including semiconductor and systems companies, has standardized what they call an extension of DDR, known as DDR2. JEDEC is also thought to be standardizing what they describe as an extension of DDR that they refer to as DDR3. Other efforts are underway to create other products including those sometimes referred to as GDDR2 and GDDR3. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote the alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the result of which would be uncertain.

In addition, certain semiconductor companies are now marketing semiconductors that combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip interface to memory. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty-generating licenses were not entered into between us and the manufacturers and/or users of the embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. We do not currently receive royalties for embedded DRAM. There can be no assurance that competition from embedded DRAM will not increase in the future.

In the RaSer interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link interfaces, as well as from competitors, such as Artisan Components, who license similar serial link interface cells. At the 10 gigabit per second speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts under way or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our RaSer interface business.

In the Redwood interface business, we face additional competition from semiconductor companies who develop their own parallel bus interfaces, as well as competitors who license similar parallel bus interface cells. We may also see competition from industry consortia or standard setting bodies that could negatively impact our Redwood interface business.

If we cannot effectively compete in these primary market areas, our results of operations could suffer.

If market leaders do not successfully adopt our interface products our results of operation could decline.

An important part of our strategy for our interfaces is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting our interfaces. If a high profile industry participant adopts our interfaces but fails to achieve success with its products or adopts and achieves success with a competing interface, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging our memory solutions adopted by their competitors or a strategy of otherwise undermining the market adoption of our solutions. If any of these events occur and market leaders do not successfully adopt our technologies, our results of operations could decline.

If we fail to gain and maintain acceptance of our technology in high-volume consumer products, our business results could suffer.

Our strategy includes the gaining of acceptance of our technology in high-volume consumer applications. These applications include video game consoles, such as the Sony PlayStation®2, digital TVs and set-top boxes. There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in generating expected royalties.

Our XDR and Redwood interfaces and the manufacturing processes to incorporate them are new and complex, which may lead to technology and product development scheduling risks and there remains significant contract work to be completed, therefore percentage-of-completion accounting is used for these licenses. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for these types of projects. In addition, there is market risk associated with these products, and there can be no assurance that unit volumes, and their associated royalties, will occur. If our technology fails to capture or maintain a portion of the high-volume consumer market, our business result could suffer.

We might experience payment disputes for amounts owed to us under our licensing agreements, and this may harm our results of operations.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. We have implemented a royalty audit program, which consists of periodic royalty audits of our major licensees, using accounting firms that are independent of our external auditors, PricewaterhouseCoopers LLP. We have performed some audits but we primarily rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. The result of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits or dispute resolutions may result in us missing analyst estimates and causing our stock price to decline. The royalty audit may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

Our inexperience in managing rapid growth or acquisitions could strain our resources and cause our financial results to decline.

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Such expansion could come from internal growth or acquisitions. Our licensees and system customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our chip-to-chip interface technologies. In addition, relationships with new licensees or system companies generally require significant engineering support. As a result, any increases in adoption of our interfaces will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our interface technologies and to remain competitive. In addition, the rapid rate of hiring or integrating new employees, or managing an acquisition, could be disruptive and could adversely affect the efficiency of our business. In addition, certain acquisitions may involve business models with which we are unfamiliar. The rate of our future expansion, if any, in combination with the complexity of the interfaces involved in our licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of the licensees and system companies. Additionally, we may be required to reorganize our managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect resulting from our lack of effective management in any of these areas will be magnified. Inability to manage the expansion of our business could cause our financial results to decline.

Our revenue is subject to the pricing policies of our licensees over whom we have no control.

We have no control over our licensees’ pricing of their products, and there can be no assurance that licensee products using or containing our interfaces will be competitively priced or will sell in significant volumes. One important requirement for our memory interfaces is for any premium in the price of memory and controller chips over alternatives to be reasonable in comparison to the perceived benefits of the interfaces. If the benefits of our technology do not match the price premium charged by our licensees, the resulting decline in sales of products incorporating our technology could harm our operating results.

If we cannot respond to rapid technological change in the semiconductor industry by developing new innovations in a timely and cost effective manner, our operating results will suffer.

The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing improvements. We derive most of our revenue from our chip-to-chip interface technologies that we have patented. We expect that this dependence on our fundamental technology will continue for the foreseeable future. The introduction or market acceptance of competing interfaces that render our chip-to-chip interfaces less desirable or obsolete would have a rapid and material adverse effect on our business, results of operations and financial condition. The announcement of new chip-to-chip interfaces by us could cause licensees or system companies to delay or defer entering into arrangements for the use of our current interfaces, which could have a material adverse effect on our business, financial results and condition of operations. We are dependent on the industry to develop test solutions that are adequate to test our interfaces and to supply such test solutions to our customers and us.

Our continued success depends on our ability to introduce and patent enhancements and new generations of our chip-to-chip interface technologies that keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. We must continually devote significant engineering resources to addressing the ever-increasing need for higher speed chip-to-chip interfaces associated with increases in the speed of microprocessors and other controllers. The technical innovations that are required for us to be successful are inherently complex and require long development cycles, and there can be no assurance that our development efforts will ultimately be successful. In addition, these innovations must be:

•	completed before changes in the semiconductor industry render them obsolete;

•	available when system companies require these innovations; and

•	sufficiently compelling to cause semiconductor manufacturers to enter into licensing arrangements with us for these new technologies.

Finally, significant technological innovations generally require a substantial investment before their commercial viability can be determined.

If we cannot successfully respond to rapid technological changes in the semiconductor industry by developing new products in a timely and cost effective manner our operating results will suffer.

As a result of a dispute regarding our intellectual property, we may be required to indemnify certain licensees, the cost of which could severely hamper our business operations and financial condition.

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities and some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology. In addition, we are obligated to indemnify certain licensees under the terms of certain license agreements, and we may agree to indemnify others in the future. Our support and indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to supply such support or indemnification to our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition.

We face risks associated with our international operations and licenses which could result in a material adverse effect on our business, financial condition and results of operations.

For the twelve months ended December 31, 2003 and 2002, international revenues constituted approximately 64% and 56% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future.

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

Our international operations and demand for the products of our licensees are subject to a variety of risks, including:

•	tariffs, import restrictions and other trade barriers;

•	changes in regulatory requirements;

•	adverse tax consequences;

•	export license requirements;

•	foreign government regulation;

•	political and economic instability;

•	lack of protection of our intellectual property rights by jurisdictions in which we may do business to the same extent as the laws of the United States; and

•	changes in diplomatic and trade relationships.

Our licensees are subject to many of the risks described above with respect to systems companies which are located in different countries, particularly home video game console and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with international licenses of our technology could not have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain qualified personnel, our business and operations could suffer.

Our success is dependent upon our ability to identify, attract, motivate and retain qualified engineers who can enhance our existing technologies and introduce new technologies. Competition for qualified engineers, particularly those with significant industry experience, is intense. We are also dependent upon our senior management personnel, most of who have worked together for us for many years. The loss of the services of any of the senior management personnel or a significant number of our engineers could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.

Our stock price is extremely volatile.

The trading price of our common stock has been subject to very wide fluctuations which may continue in the future in response to, among other things, the following:

•	any progress, or lack of progress, real or perceived, in the development of products that incorporate our chip-to-chip interfaces;

•	our signing or not signing new licensees;

•	new litigation or developments in current litigation;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results; and

•	developments with respect to patents or proprietary rights and other events or factors.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our operations are primarily located in California and, as a result, are subject to natural disasters, which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay area. The San Francisco Bay area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Should an earthquake or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have created an expense, net of tax of $28.0 million and $36.2 million for the twelve months ended December 31, 2003 and 2002, respectively. This would have resulted in a net loss of $4.8 million and $12.1 million for the twelve months ended December 31, 2003 and 2002, respectively.

Our restated certificate of incorporation and bylaws as well as Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

Our restated certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include:

•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	our board of directors is staggered into 2 classes, only one of which is elected at each annual meeting;

•	stockholder action by written consent is prohibited;

•	nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements;

•	Certain provisions in our bylaws and certificate such as; notice to stockholders, the ability to call a stockholder meeting, advanced notice requirements and the stockholders acting by written consent may only be amended with the approval of stockholders holding 66 2/3% of our outstanding voting stock;

•	the ability of our stockholders to call special meetings of stockholders is prohibited; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

General economic conditions may further reduce our revenues and harm our business.

We are subject to risks arising from adverse changes in domestic and global economic conditions. Because of the economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that incorporate our chip-to-chip interface technology, our royalty revenues could decline, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

Item 2. Properties

In January 2001, we moved all of our U.S. operations into a newly constructed building in Los Altos, California. Our lease for this 96,000 square foot building has an initial term of ten years, with options to extend the term for two periods of five years each. We also lease approximately 31,000 square feet in one building in Mountain View, California, which formerly housed our U.S. engineering, marketing and administrative operations. The principal lease for this property expires in 2005, with an option to extend the lease for an additional five years. With the move of our U.S. operations to Los Altos, we subsequently subleased the Mountain View facility through February 2005. We also lease space in Tokyo, Japan, and Taipei, Taiwan, for offices which provide sales and technical support to systems companies in Japan and Taiwan. On December 24, 2003, we completed the acquisition of certain assets from Velio Communications Inc., or Velio. This purchase included subleasing from Velio an engineering facility in Chapel Hill, North Carolina. The Chapel Hill sublease ends in March 2004. We expect to continue leasing a facility in North Carolina after the sublease ends. We believe that our current facilities are adequate to support our current growth expectations.

On January 26, 2004, we were notified that our subtenant for the Mountain View facility filed for bankruptcy protection. Although we have a letter of credit as collateral for the remaining payments, at this time there can be no assurance that we will recover the full amount due to us.

Item 3. Legal Proceedings

For the information required by this item regarding legal proceeding we refer you to Note 13 titled “Litigation and Asserted Claims” of the Notes to Consolidated Financial Statements of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the Nasdaq Stock Market under the symbol “RMBS.” The following table sets forth for the periods indicated the high and low sale price per share of our Common Stock as reported on the NASDAQ National Market.

	Twelve Months Ended December 31, 2003		Twelve Months Ended December 31, 2002
	High	Low	High	Low
First Quarter	$15.50	$7.01	$9.41	$5.51
Second Quarter	$19.30	$12.93	$7.99	$3.33
Third Quarter	$20.17	$15.55	$6.38	$3.99
Fourth Quarter	$30.70	$17.04	$9.42	$3.98

Information regarding Rambus securities authorized for issuance under equity compensation plans is included in Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) on page 38 of this report on Form 10-K.

As of January 30, 2004, there were 1,014 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our Common Stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

The following table sets forth our selected financial data for the twelve months ended December 31, 2003 and 2002, the three months ended December 31, 2002 and 2001 and the twelve months ended September 30, 2002, 2001, 2000, 1999 and 1998. On April 10, 2003, Rambus changed its fiscal year from September 30 to December 31, effective January 1, 2003. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and notes thereto provided in Item 15. “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” on page 39. For a discussion of factors that could cause the information set forth below to not be indicative of our future financial condition or results of operations, see “Risk Factors,” beginning on page 6.

	Twelve Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)
Operations:
Total revenues	$118,203	$97,405	$25,704	$24,864
Operating income	27,290	30,697	6,837	7,562
Net income	23,221	24,059	5,529	6,174
Net income per share–basic	$0.24	$0.24	$0.06	$0.06
Net income per share–diluted	$0.22	$0.24	$0.06	$0.06

Financial Position (at period end):
Total assets	$293,086	$250,523	$250,523	$235,292
Total debt	—	—	—	—
Stockholders’ equity	240,080	202,377	202,377	194,456

	Twelve Months Ended September 30,
	2002	2001	2000	1999	1998
	(audited)	(audited)	(audited)	(audited)	(audited)
Operations:
Total revenues	$96,565	$117,160	$72,311	$43,370	$37,864
Operating income (loss)	31,422	40,715	(143,508)	9,499	7,967
Net income (loss)	24,704	31,271	(106,127)	8,718	6,788
Net income (loss) per share–basic	$0.25	$0.31	$(1.10)	$0.09	$0.07
Net income (loss) per share–diluted	$0.24	$0.29	$(1.10)	$0.09	$0.07

Financial Position (at period end):
Total assets	$232,959	$237,790	$219,631	$115,773	$110,987
Total debt (capital lease obligation)	—	—	—	—	130
Stockholders’ equity	195,492	191,357	162,322	61,564	41,792

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

Overview

Rambus Inc. creates a broad range of chip-to-chip interface technologies that enhance the performance and cost-effectiveness of our customers’ semiconductor and system products. These solutions are used in a broad range of computing, consumer electronics and communications applications. Our interface solutions can be grouped into two major categories: memory interfaces and logic interfaces. Our memory interface solutions provide an interface between memory chips and logic chips. Our logic interface solutions provide an interface between two logic chips. These solutions are currently covered by more than 300 U.S. and international patents, and we currently have over 300 patent applications currently pending.

Our advanced chip-to-chip interface solutions increase the data transfer rate between semiconductor chips, improving performance and reducing systems costs. These solutions are used in a broad range of computing, consumer electronics and communications applications.

We license our patented inventions to semiconductor and system companies who incorporate them into interfaces of their own design and pay us royalties. Also, we license our intellectual property to semiconductor and system companies who incorporate our interface technologies into their semiconductors and systems, for which we receive royalty payments or other revenues. In addition, we offer engineering services to companies to help them successfully integrate our interface technologies into their chip and system products.

Royalties represent a substantial portion of our total revenue. The remaining part of our revenue is contract revenue which includes license fees and engineering services fees. Amounts invoiced to our customers in excess of recognized revenue are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can have a significant impact on deferred revenues in any given period.

We have a high degree of customer concentration, with our top five customers representing 75% and 81% of our revenue for the twelve months ended December 31, 2003 and 2002, respectively. Our top three customers were Intel, Samsung and Toshiba for both years, who each accounted for more than 10% of our revenues in each year. Our revenue from companies based outside of the United States accounted for 64% and 56% of our revenues for the twelve months ended December 31, 2003 and 2002, respectively. We expect to have significant revenues from companies based outside the United States for the foreseeable future.

For the last three years, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict during this time and we anticipate future litigation expenses to continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue would likely decline.

Subsequent Event

On February 12, 2004, the Technical Appeals Board of the European Patent Office issued an oral ruling revoking our European patent No. 0525068 without explanation. A written opinion of the Appeals Board would typically issue in four to ten weeks from the date of the oral ruling. For more information regarding this subsequent event, see Note 13 under “Litigation and Asserted Claims” of the Notes to Consolidated Financial Statements on page 67.

Revenues

Our revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) RDRAM licenses, which are licenses for chips fully compatible with the RDRAM memory interface, (2) XDR and Redwood licenses, which are licenses for chips fully compatible with the XDR and Redwood interfaces, (3) RaSer licenses, which are licenses for our RaSer interface that licensees integrate into their logic semiconductors, (4) a patent cross-license with Intel Corporation, or Intel, and (5) SDRAM- and DDR- compatible licenses, which are licenses that cover the use of our patents and other intellectual property in synchronous DRAM, or SDRAM, and double data-rate, or DDR, memory devices and controllers which control such memory. We do not recognize contract revenues in excess of cash received if collectibility is not probable. We recognize royalty revenues upon notification of sale by our licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place.

As of December 31, 2003, our deferred revenue from RDRAM, XDR, RaSer, SDRAM- and DDR-compatible and Redwood licenses was $42.2 million, substantially all of which is scheduled to be recognized in varying amounts over the next six years.

Royalty Revenues

Royalty revenues represented approximately 87% of our total revenues in the twelve months ended December 31, 2003 and 94% in the twelve months ended December 31, 2002. Royalty revenues can be: (1) a fixed quarterly amount, (2) a percentage of the revenues received by licensees on their sales of licensed semiconductors or (3) a fixed amount per serial link in the case of our RaSer interface family. We recognize royalties from a licensee in the quarter in which we receive the report detailing shipments of the semiconductors containing our technology by such licensee in the prior quarter. We engage accounting firms independent of our external auditors to perform, on our behalf, periodic audits of some of our licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. For the twelve months ended December 31, 2003 and 2002, approximately half of our royalties were based on contracts that required fixed quarterly payments for various periods of time.

RDRAM, XDR, Redwood and RaSer. Royalties for RDRAM, XDR, Redwood and RaSer are normally payable quarterly by a licensee on its sales that occur during the life of the Rambus patents being licensed. In the case of RDRAM, XDR and Redwood licenses, the exact rate and structure of a royalty arrangement with a particular licensee depend on a number of factors, including past practices in the market segment, the amount of intellectual property used, license fee to be paid by the licensee and, in the case of certain licenses, the marketing and engineering commitment made by the licensee. In the case of RaSer interface licenses, the exact royalty rate and structure vary based on a number of factors, including volume and required customization.

SDRAM- and DDR- compatible. SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees, which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, we classify these fees as royalty revenues, which are recognized ratably over the contract period. Our current contracts will begin to expire in June 2005. The excess of payments received over royalty revenue recognized is shown on our balance sheet as deferred revenue. Except with regard to one licensee with an amended agreement, royalties for SDRAM- and DDR- compatible licenses are calculated based on a percentage of the revenue generated by licensed products shipped by the licensee. The licensee with an amended agreement is currently paying a fixed amount per quarter until there is a favorable resolution to pending litigation.

Intel cross-license. In September 2001, we entered into a cross-license agreement with Intel that grants Intel a license to our patent portfolio. We recognize revenue from this arrangement on a quarterly basis as amounts become due and payable. The agreement terminates in September 2006 and after that date Intel will have a fully paid license to all of our patents claiming priority prior to September 2006.

Contract Revenues

Contract revenues are comprised of license fees and engineering services fees, which fees are derived from licenses for our RDRAM, XDR, Redwood and RaSer interfaces only, in addition to the royalty revenues each technology provides. Contract revenues represented approximately 13% of our total revenues in the twelve months ended December 31, 2003 and 6% in the twelve months ended December 31, 2002.

RDRAM Licenses. RDRAM licenses generally allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services, and customer support. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test programs and, for memory chips, a core interface specification. Some licensees contract with us to provide specific engineering implementation services required to optimize the generalized circuit layout for their manufacturing processes. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing. RDRAM licenses provide for the payment of license fees, engineering fees and royalties. Revenues from license fees and engineering fees are currently recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

XDR and Redwood Licenses. XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. We currently recognize revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. Since labor is the principal input into these arrangements, we determine progress-to-completion using input measures based on labor-hours incurred. Our contracts generally reflect fixed prices for specific deliverables. A provision for estimated losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was greater than the original assumptions, the contract fees would be recognized over a longer period.

Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

RaSer licenses. RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Revenues from license fees and engineering fees are currently recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

Revenue Concentration

In the twelve months ended December 31, 2003 and 2002, revenues from our top five licensees accounted for approximately 75% and 81% of our revenues, respectively. In addition, for the twelve months ended December 31, 2003 and 2002, revenues from our top three licensees, Intel, Toshiba and Samsung, each accounted for greater than 10% of our total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

Many of our licensees, including Intel, have the right to cancel their licenses, and the loss of any of our top five licensees would have a material adverse effect on our business. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated in a limited number of licensees.

The royalties we receive are partly a function of the adoption of our interfaces at the system company level. Many system companies purchase semiconductors containing our interfaces from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide detail as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenues will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences, and there can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that our licensees will receive from sales to these companies. There can be no assurance that a significant number of other system companies will adopt our interfaces or that our dependence upon particular system companies will decrease in the future.

International Revenues

In the twelve months ended December 31, 2003 and 2002, international revenues constituted approximately 64% and 56% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future.

To date, all of the revenues from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use derivative instruments to hedge foreign exchange rate risk.

For additional information concerning international revenues, see Note 12 in the Notes to Consolidated Financial Statements on page 67.

Expenses

We intend to continue making significant expenditures associated with engineering, marketing, general and administration, and expect that these costs and expenses will continue to be a significant percentage of revenues in future periods. Whether such expenses increase or decrease as a percentage of revenues will be substantially dependent upon the rate at which our revenues change.

Engineering. Engineering costs are allocated between cost of contract revenues and research and development expenses. Cost of contract revenues is determined based on the portion of engineering costs which have been incurred during the period of the adaptation of our chip-to-chip interface interfaces for specific licensee processes. The balance of engineering costs, incurred for general development of our interfaces, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of development and implementation cycles. As a generation of technology matures from the development stage through implementation, the majority of engineering costs shift from research and development expenses to cost of contract revenues. Engineering costs are recognized as incurred and do not correspond to the recognition of revenues under the related contracts.

Marketing, general and administrative. Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, legal, finance, insurance and other marketing and administrative efforts. Litigation expenses are a very significant portion of our marketing, general and administrative expenses. Costs of technical support for systems companies, including applications engineering, are also charged to marketing, general and administrative expense. Consistent with our business model, sales and marketing activities are focused on developing relationships with potential licensees and on participating with existing licensees in marketing, sales and technical efforts directed to systems companies. In many cases, we must dedicate substantial resources to the marketing and support of systems companies. Due to the long business development cycles we face and the semi-fixed nature of administrative expenses, marketing, and general and administrative expenses in a given period generally are unrelated to the level of revenues in that period or in recent or future periods.

Taxes. We report certain items of income and expense for financial reporting purposes in different years than they are reported for tax purposes. Specifically, we report contract fees and royalties when received for tax purposes, as required by tax law. For financial reporting purposes, however, we recognize revenues from RDRAM, XDR, Redwood and RaSer contract fees either ratably over the period post-contract customer support is expected to be provided or by using the percentage-of-completion method of accounting. We recognize revenues from SDRAM-compatible and DDR-compatible license fees over the contract period and recognize royalty revenues upon notification from licensees. Thus, we recognize revenue earlier for tax than for financial reporting purposes. Accordingly, our net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes.

Results of Operations

On April 10, 2003, Rambus changed its fiscal year from September 30 to December 31, effective January 1, 2003. The following discussion of historical operating results compares the twelve months ended December 31, 2003 to the twelve months ended December 31, 2002. Additionally, the three months ended December 31, 2002 are compared to the three months ended December 31, 2001 and the twelve months ended September 30, 2002 are compared to the twelve months ended September 30, 2001.

To enhance comparability, the following table sets forth audited Consolidated Statements of Operations for the twelve months ended December 31, 2003, the three months ended December 31, 2002 and the twelve months ended September 30, 2002 and 2001. The unaudited periods of the twelve months ended December 31, 2002 and three months ended December 31, 2001 have been derived from our financial statements for the twelve months ended September 30, 2002 and three months ended December 31, 2002

	Twelve Months Ended December 31,		Three Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Revenues:
Contract revenues	13.2%	6.0%	5.4%	12.4%	7.8%	18.6%
Royalties	86.8	94.0	94.6	87.6	92.2	81.4

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	13.5	7.2	6.2	8.7	7.9	8.4
Research and development	25.7	24.4	25.4	20.6	23.1	15.5
Marketing, general and administrative	37.7	36.9	41.8	40.3	36.5	41.3

Total costs and expenses	76.9	68.5	73.4	69.6	67.5	65.2

Operating income	23.1	31.5	26.6	30.4	32.5	34.8
Interest and other income, net	5.8	6.1	5.0	7.8	6.9	7.6

Income before income taxes	28.9	37.6	31.6	38.2	39.4	42.4
Provision for income taxes	9.3	12.9	10.1	13.4	13.8	15.7

Net income	19.6%	24.7%	21.5%	24.8%	25.6%	26.7%

Twelve Months Ended December 31, 2003 and 2002

	Twelve Months Ended December 31,		Change
	2003	2002
	(audited)	(unaudited)
Total Revenues (in millions)
Contract revenues	$15.6	$5.9	164.4%
Royalties	102.6	91.5	12.1
Total Revenues	$118.2	$97.4	21.4%

Revenues were $118.2 million and $97.4 million in the twelve months ended December 31, 2003 and 2002, respectively.

Contract revenues were $15.6 million and $5.9 million in the twelve months ended December 31, 2003 and 2002, respectively. The increase in contract revenue is due primarily to recognition of revenue associated with our XDR and Redwood interface technologies contracts. We commenced recognizing contract revenue for XDR interface technology in the quarter ended December 31, 2002 The first contract revenue for the Redwood interface technology was recognized in the three months ended March 31, 2003. We currently expect to recognize revenue on these contracts through 2005.

Royalty revenues were $102.6 million and $91.5 million in the twelve months ended December 31, 2003 and 2002, respectively. In the twelve months ended December 31, 2003, our largest category of royalties relates to the license of our patents for SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products in the twelve months ended December 31, 2003, as compared with the same time period in 2002 primarily due to increased royalties on increased shipments of SDRAM controllers and DDR

Memory and controllers, As of December 31, 2003, these royalties were recognized based on a percentage of the licensee’s revenue with the exception of one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation, as described in Note 13 under “Litigation and Asserted Claims” of the Notes to Consolidated Financial Statements. For the period of April 1, 2002 through March 31, 2003 there was a second licensee that had been paying a fixed quarterly sum. As a result of the January 29, 2003 Court of Appeals decision, the second licensee, who was previously paying a fixed quarterly sum for SDRAM and DDR-compatible royalties, reverted back to paying variable royalties in the quarter ended June 30, 2003.

The Intel cross-license agreement represented the second largest category of royalties in the twelve months ended December 31, 2003. Royalties under this agreement were unchanged in the twelve months ended December 31, 2003 when compared to the twelve months ended December 31, 2002.

Payments from licensees’ shipments of RDRAM memory chips and controllers that connect to RDRAM memory chips comprised the smallest category of our royalties in the twelve months ended December 31, 2003. RDRAM royalties decreased in the twelve months ended December 31, 2003, when compared to the comparable period in 2002. This royalty drop was due to a combination of falling customers’ average selling prices, or ASPs and declines in unit shipments by licensees during the period. We believe that the unit decline is mostly driven by the decline in shipments of RDRAM memory chips for Intel’s 850E chipset.

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

	Twelve Months Ended December 31,		Change
	2003	2002
	(audited)	(unaudited)
Engineering expenses (in millions)
Cost of contract revenues	$16.0	$7.0	128.6%
Research and development	30.3	23.7	27.8
Total Engineering Costs	$46.3	$30.7	50.8%

Engineering costs, consisting of cost of contract revenues and research and development expenses, were $46.3 million and $30.7 in the twelve months ended December 31, 2003 and 2002, respectively. This increase in engineering costs was primarily a result of additional engineering personnel required to meet the milestones stated in the contracts for XDR and Redwood interfaces.

Cost of contract revenues were $16.0 million and $7.0 million in the twelve months ended December 31, 2003 and 2002, respectively. This increase was primarily due to the additional engineering headcount necessary to fulfill XDR and Redwood interface contractual obligations. Our current expectation is that we will fulfill our XDR and Redwood contract obligations by the end of 2005. We believe the cost of contract revenues will continue to fluctuate over time both in absolute dollars and as a percentage of revenue based on our ongoing contractual requirements.

Research and development expenses were $30.3 million and $23.7 million in the twelve months ended December 31, 2003 and 2002, respectively. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. The change in engineering headcount in any given period will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue.

	Twelve Months Ended December 31,		Change
	2003	2002
	(audited)	(unaudited)
Marketing, General and Administrative Expenses (in millions)	$44.6	$36.0	23.9%

Marketing, General and Administrative expenses were $44.6 million and $36.0 million in the twelve months ended December 31, 2003 and 2002, respectively. This increase in marketing, general and administrative expenses primarily represents increased litigation costs associated with the defense of our intellectual property. Litigation costs were $20.4 million and $11.2 million in the twelve months ended December 31, 2003 and 2002, respectively. This increase in litigation expenses was driven primarily by costs associated with the ongoing administrative hearing with the FTC, as described in Note 13 under “Litigation and Asserted Claims” of the Notes to Consolidated Financial Statements. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect such costs will increase in the twelve months ending December 31, 2004 relative to the comparable period in 2003 as we continue to defend ourselves in the FTC action and engage in simultaneous private litigation in multiple jurisdictions.

Additional reasons for the rise in marketing, general and administrative costs in the twelve months ended December 31, 2003 included increased costs associated with additional corporate governance and disclosure requirements, patent and licensing expenses partially offset by individually insignificant decreases in several areas. In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period.

	Twelve Months Ended December 31,		Change
	2003	2002
	(audited)	(unaudited)
Interest and other Income, Net (in millions)	$6.9	$5.9	16.9%

Interest and other income, net consists primarily of interest income from our cash investments. Interest and other income were $6.9 and $5.9 million in the twelve months ended December 31, 2003 and 2002, respectively. This increase is primarily due to the inclusion in Other Income of a pre-tax gain of $1.2 million, comprised of Other Income of $1.7 million less research and development expense of $0.5 million, resulting from the divestiture of Rambus’s investment in NurLogic Design, Inc. which was acquired by Artisan Components. The divestiture resulted in the receipt of cash, stock and an intellectual property license.

	Twelve Months Ended December 31,		Change
	2003	2002
	(audited)	(unaudited)
Provision for Income Taxes (in millions)	$10.9	$12.6	(13.5%)

The provision for income taxes was $10.9 million and $12.6 million in the twelve months ended December 31, 2003 and 2002, respectively. In the twelve months ended December 31, 2003, our effective tax rate was 32% as compared with a rate of 34% for the comparable period in 2002. The effective tax rate decreased primarily due to state taxes and research and development tax credits. In 2004, we expect an effective tax rate of 35%, assuming the expiration of U.S. R&D tax credits available to corporations in June 2004.

At December 31, 2003, our balance sheet included gross deferred tax assets of approximately $57.6 million, primarily relating to the difference between tax and book treatment of depreciation and amortization, employee stock-related compensation expenses and deferred revenue, and research and development and foreign tax credit carryforwards. Our gross deferred tax assets of $57.6 million have been reduced by a valuation allowance of $2.0 million as of December 31, 2003, which relates primarily to the tax benefit of the employee stock related compensation expense. Our net deferred tax assets of $55.6 million represent management’s estimate of the amount of the tax assets which it believes will more likely than not be realized.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependant on sufficient levels of future taxable income and other factors.

Three Months Ended December 31, 2002 and 2001

	Three Months Ended December 31,		Change
	2002	2001
	(audited)	(unaudited)
Total Revenue (in millions)
Contract revenues	$1.4	$3.1	(54.8%)
Royalties	24.3	21.8	11.5
Total Revenues	$25.7	$24.9	3.2%

Revenues were $25.7 million and $24.9 million in the three months ended December 31, 2002 and 2001, respectively.

Contract revenues were $1.4 million and $3.1 million in the three months ended December 31, 2002 and 2001, respectively. The decrease in contract revenues was due largely to the expiration of revenue recognition periods for several contracts. This decrease was partially offset by increased contract revenues for RaSer interface technologies and the first revenues for XDR interface technologies.

Royalty revenues were $24.3 and $21.8 million in the three months ended December 31, 2002 and 2001, respectively. Our largest category of royalties was the Intel cross-license agreement. The royalties for this agreement were unchanged in the three months ended December 31, 2002 when compared to the three months ended December 31, 2001.

The next largest category of royalties is from licensees for the use of Rambus patents and intellectual property in SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products primarily due to increased royalties on shipments of SDRAM controllers. As of December 31, 2002, the SDRAM and DDR-compatible royalties were based on variable royalties with the exception of two contracts that were amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. As of December 31, 2001, the SDRAM and DDR-compatible royalties were based on variable royalties with the exception of one contract that was amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation.

The final category of royalties is from licensees’ shipments of RDRAM memory chips and controllers that connect to RDRAM memory chips. The increase in revenues in the three months ended December 31, 2002 when compared to the three months ended December 31, 2001 is caused by growth in unit volumes shipped. This volume growth was partially offset by declines in ASPs for RDRAM memory chips.

	Three Months Ended December 31,		Change
	2002	2001
	(audited)	(unaudited)
Engineering expenses (in millions)
Cost of contract revenues	$1.6	$2.2	(27.3%)
Research and development	6.5	5.1	27.5
Total Engineering Costs	$8.1	$7.3	11.0%

Engineering costs, consisting of cost of contract revenues and research and development expenses, were $8.1 million and $7.3 million, in the three months ended December 31, 2002 and 2001, respectively. The increase in engineering costs in the three months ended December 31, 2002 was a result of increased compensation costs related to salary increases and the hiring of additional engineering personnel.

Cost of contract revenues were $1.6 million and $2.2 million in the three months ended December 31, 2002 and 2001, respectively. The decrease in the cost of contract revenues in the three months ended December 31, 2002, was primarily due to the fulfillment of contract commitments. This resulted in the reassignment of engineering resources to research and development activities.

Research and development expenses were $6.5 million and $5.1 million, in the three months ended December 31, 2002 and 2001, respectively. Research and development expenses increased 27.5% in three months ended December 31, 2002 as compared to three months ended December 31, 2001. Research and development expenses increased as investment increased in the RaSer, XDR and Redwood interfaces, including the reassignment of engineering resources to research and development activities as well as increased compensation costs related to salary increases and the hiring of additional engineering personnel.

	Three Months Ended December 31,		Change
	2002	2001
	(audited)	(unaudited)
Marketing, General and Administrative Expenses (in millions)	$10.8	$10.0	8.0%

Marketing, general and administrative expenses were $10.8 million and $10.0 million in the three months ended December 31, 2002 and 2001, respectively. The 8.0% increase in the three months ended December 31, 2002 in marketing, general and administrative expenses was primarily the result of increased compensation costs resulting from the hiring of additional personnel and an increase in Director and Officer liability insurance premiums. Litigation expenses in the three months ended December 31, 2002 were consistent with the three months ended December 31, 2001.

	Three Months Ended December 31,		Change
	2002	2001
	(audited)	(unaudited)
Interest and other Income, Net (in millions)	$1.3	$1.9	(31.6%)

Interest and other income, net was $1.3 million and $1.9 million in the three months ended December 31, 2002 and 2001, respectively. The decrease in absolute dollars in the three months ended December 31, 2002 was due to lower interest rates and reduced rental income from the sublease of our former office facilities in Mountain View, California.

	Three Months Ended December 31,		Change
	2002	2001
	(audited)	(unaudited)
Provision for Income Taxes (in millions)	$2.6	$3.3	(21.2%)

We recorded an income tax provision of $2.6 million and $3.3 million in the three months ended December 31, 2002 and 2001, respectively. In the three months ended December 31, 2002 and 2001, our effective tax rate was 32% and 35%, respectively. The decrease in the effective tax rate was primarily due to state taxes and research and development tax credits.

Twelve Months Ended September 30, 2002 and 2001

	Twelve Months Ended September 30,		Change
	2002	2001
	(audited)	(audited)
Total Revenue (in millions)
Contract revenues	$7.6	$21.8	(65.1%)
Royalties	89.0	95.4	(6.7)
Total Revenues	$96.6	$117.2	(17.6%)

Revenues were $96.6 million and $117.2 million in the twelve months ended September 30, 2002 and 2001, respectively.

Contract revenues decreased 65% to $7.6 million in the twelve months ended September 30, 2002. The decrease in contract revenues in the twelve months ended September 30, 2002 is due largely to the completion of contract commitments for several RDRAM contracts.

In the twelve months ended September 30, 2002, royalties decreased 6.7% to $89 million, including a decline in royalties for SDRAM and DDR-compatible products. The decline in royalties for SDRAM and DDR-compatible products was partially offset by increased licensees’ shipments of RDRAM memory chips and memory controllers that connect to RDRAM memory chips, primarily due to the success of the Sony PlayStation® 2. In addition, royalties in the twelve months ended September 30, 2002 reflect the first full year of royalties received under the Intel cross-license agreement which was signed in September 2001. In the three months ended March 31, 2002, due to the adverse litigation results in 2001, we agreed to an amended fixed royalty agreement with a small licensee for SDRAM and DDR-compatible products. This was the second such agreement which called for fixed quarterly royalty payments for these products. The first agreement was with a large licensee in July 2001.

	Twelve Months Ended September 30,		Change
	2002	2001
	(audited)	(audited)
Engineering expenses (in millions)
Cost of contract revenues	$7.6	$9.9	(23.2%)
Research and development	22.3	18.2	22.5
Total Engineering Costs	$29.9	$28.1	6.4%

Engineering costs, consisting of cost of contract revenues and research and development expenses, were $29.9 million and $28.1 million in the twelve months ended September 30, 2002 and 2001, respectively. The increase in engineering costs in the twelve months ended September 30, 2002 was a result of increased compensation costs related to salary increases and the hiring of additional engineering personnel.

Cost of contract revenues were $7.6 million and $9.9 million in the twelve months ended September 30, 2002 and 2001, respectively. The decrease in the cost of contract revenues in the twelve months ended September 30, 2002 was primarily due to the successful launch and ramp of RDRAM semiconductors into the PC main memory market resulting in a reduction in engineering support efforts. This resulted in the reassignment of engineering resources to research and development activities.

Research and development expenses were $22.3 million and $18.2 million, in the twelve months ended September 30, 2002 and 2001, respectively. Research and development expenses increased 22.5% in the twelve months ended September 30, 2002 as compared to the same time period in 2001 due to increased investments in our XDR, Redwood and RaSer interface technologies, including the reassignment of engineering resources to research and development activities.

	Twelve Months Ended September 30,		Change
	2002	2001
	(audited)	(audited)
Marketing, General and Administrative Expenses (in millions)	$35.2	$48.4	(27.3%)

Marketing, general and administrative expenses were $35.2 million and $48.4 million in the twelve months ended September 30, 2002 and 2001, respectively. The decrease in the twelve months ended September 30, 2002 in marketing, general and administrative expenses primarily represents decreased litigation costs associated with the defense of our intellectual property. Litigation costs were $11.3 million in the twelve months ended September 30, 2002 versus $27.1 million in the twelve months ended September 30, 2001. Trial delays in several of the pending cases as well as the number of simultaneous litigation activities contributed to the significant litigation expenses in the twelve months ended September 30, 2001. In addition, at the beginning of January 2001, we began to incur higher rent and other ongoing operating costs associated with relocating our corporate headquarters to a larger facility to accommodate anticipated long-term growth.

	Twelve Months Ended September 30,		Change
	2002	2001
	(audited)	(audited)
Interest and other Income, Net (in millions)	$6.6	$8.9	(25.8%)

Interest and other income, net was $6.6 million and $8.9 million for the twelve months ended September 30, 2002 and 2001, respectively. The decrease in absolute dollars in fiscal 2002 was due to lower interest rates and reduced rental income from the sublease of our former office facilities in Mountain View, California. During the twelve months ended September 30, 2002, we sold one investment for a $2 million gain and wrote down investments by $2 million to more closely reflect our estimate of current market values of the remaining securities.

	Twelve Months Ended September 30,		Change
	2002	2001
	(audited)	(audited)
Provision for Income Taxes (in millions)	$13.3	$18.4	(27.7%)

We recorded an income tax provision of $13.3 million in the twelve months ended September 30, 2002, as compared with an income tax provision of $18.4 million the twelve months ended September 30, 2001. The tax rate for the twelve months ended September 30, 2002 and 2001 was 35% and 37%, respectively.

Contingent Warrants, Common Stock Equivalents, and Options

Warrants

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees, which vest upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has announced the phase out of the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of December 31, 2003, warrants exercisable for a total of 1,520,000 shares had been issued. These warrants will begin to expire in February 2004 and will have expired by January 2006.

Contingent Common Stock Equivalents and Options

As of December 31, 2003, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 1,001,346 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options. Since Intel has announced the phase out of the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. These CSEs were granted to Rambus’s CEO and President in 1999 and the options were granted to Rambus’s employees in 1999 and 2001. These CSEs were granted with a term of 10 years and these options were granted with an exercise price of $2.50 and a term of 10 years.

The magnitude of these charges is a function of the then current price of our Common Stock at the time the charges are taken. For example, if these warrants, CSEs, and options were valued based upon a stock price of $30, the charge could be $55 million or more. The charge, when and if taken, will be non-cash except for payroll tax liabilities, which would likely be more than offset by cash received by Rambus upon exercise of the warrants and options.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. At that time, Rambus was authorized to purchase in open market transactions up to five million shares of outstanding Rambus Common Stock over an undefined period of time. As of December 31, 2001, Rambus had repurchased 0.4 million of the five million shares approved for repurchase. Rambus repurchased an additional 3.5 million shares at a cost of $20.5 million in the twelve months ended December 31, 2002. In October 2002, Rambus’s Board approved the purchase in open market transactions of up to an additional five million shares of outstanding Rambus Common Stock. Rambus repurchased 2.3 million shares at a cost of $29.8 million during the twelve months ended December 31, 2003. On December 31, 2003, there remained an outstanding authorization to repurchase another 3.8 million shares of outstanding Rambus Common Stock.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents and marketable securities of $193.1 million, including restricted investments of $4.6 million and a long-term component of $121.8 million. As of December 31, 2003, we had total working capital of $60.6 million, including a short-term component of deferred revenue of $24.2 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Our operating activities provided net cash of $23.4 million and $45.3 million in the twelve months ended December 31, 2003 and 2002, respectively. Cash generated in the twelve months ended December 31, 2003 was primarily the result of net income adjusted for depreciation and the tax benefit resulting from stock options exercised. This was partially offset by an increase in accounts receivable primarily due to increased billings for the XDR and Redwood interface contracts and increases in prepaids, deferred taxes and other assets, primarily due to increased foreign withholding taxes paid on payments received from international licensees and the renewal of software maintenance contracts. In the comparable period of 2002, net cash provided by operating activities consisted primarily of net income adjusted for depreciation, an increase in the valuation allowance related to investments, a net increase to deferred revenue (which represents contract billings in excess of revenues recognized) and a decrease in prepaids, deferred taxes and other assets.

Net cash used in investing activities was $6.3 million and $28.8 million in the twelve months ended December 31, 2003 and 2002, respectively. Investing activities in the twelve months ended December 31, 2003 consisted primarily cash paid for the acquisition and related acquisition costs of certain signaling assets of Velio totaling $13.2 million and for purchases of property and equipment (including a new high-speed semiconductor tester), which were offset by a decrease in restricted investments based on a favorable litigation ruling. On April 16, 2003, the United States District Court for the Eastern District of Virginia removed restrictions on $7.7 million in investments. Accordingly, this amount has been reflected as a decrease in restricted investments and an increase in cash. Investing activities also included cash proceeds received on the sale of our investment in NurLogic. In the comparable period of 2002, investing activities primarily consisted of net purchases of maturities of marketable securities, purchases of property and equipment and proceeds from the sale of an investment.

Net cash used in financing activities was $3.9 million and $17.3 million in the twelve months ended December 31, 2003 and 2002, respectively. Financing activities have consisted primarily of proceeds from the sale of Common Stock under our employee stock purchase and option plans and the repurchase of shares of our outstanding Common Stock. In the twelve months ended December 31, 2003, we generated net proceeds of $25.9 million from the issuance of Common Stock and used cash of $29.8 million to repurchase Common Stock. In the comparable period of 2002, we generated net proceeds of $3.2 million from the issuance of Common Stock and used cash of $20.5 million to repurchase Common Stock.

We currently anticipate that existing cash balances will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We relocated our headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease our previous Mountain View facilities through the end of the existing lease term in February 2005. On January 26, 2004, we were notified that our subtenant filed for bankruptcy protection. We have a letter of credit as collateral for the remaining payments of approximately $2.4 million, which has been included as a reduction to the operating leases in the table below.

We lease our present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, we provided the lessor with a letter of credit restricting $2.5 million of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. The letter of credit was reduced to $1.2 million on the first anniversary of rent commencement and was further reduced to $600,000 on the second anniversary of rent commencement.

On December 24, 2003, we completed the acquisition of certain Velio high speed signaling assets. This purchase included subleasing from Velio an engineering facility in Chapel Hill, North Carolina. The Chapel Hill sublease ends in March 2004. We expect to continue leasing a facility in North Carolina after the sublease ends.

As of December 31, 2003, our contractual obligations are (in thousands):

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$32,111	$3,488	$9,232	$9,409	$9,982

Total	$32,111	$3,488	$9,232	$9,409	$9,982

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

Revenue Recognition

Our revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) RDRAM licenses, which are licenses for chips fully compatible with the RDRAM memory interface, (2) XDR and Redwood licenses, which are licenses for chips fully compatible with the XDR and Redwood interfaces, (3) RaSer licenses, which are licenses for our RaSer interface that licensees integrate into their logic semiconductors, (4) a patent cross-license with Intel and (5) SDRAM- and DDR- compatible licenses, which are licenses that cover the use of our patents and other intellectual property in SDRAM and DDR memory devices and controllers which control such memory. We do not recognize contract revenues in excess of cash received if collectibility is not probable. We recognize royalty revenues upon notification of sale by our licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place. We engage accounting firms independent of our external auditors to perform, on our behalf, periodic audits of some of our licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined.

RDRAM Licenses. RDRAM licenses generally allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services and customer support. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Some licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

We recognize revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-9, or SOP 98-9, and SOP 97-2, “Software Revenue Recognition.” These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements include license fees, engineering service fees and post contract customer support. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of such services and ongoing customer support. We have not established vendor specific objective evidence, or VSOE, for such contract elements including post contract customer support. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

At the time we begin to recognize revenue under RDRAM licenses, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

XDR and Redwood Licenses. XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. We currently recognize revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

RaSer licenses. RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Revenues from license fees and engineering fees are currently recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

Intel cross-license. In September 2001, we entered into a cross-license agreement with Intel that grants Intel a license to our patent portfolio. We recognize revenue from this arrangement on a quarterly basis as amounts become due and payable. The agreement terminates in September 2006 and after that date Intel will have a fully paid license to all of our patents claiming priority prior to September 2006.

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

Litigation

As of December 31, 2003, we are involved in certain legal proceedings, as discussed in Note 13 of our consolidated financial statements on page 67. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, net of taxes, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recorded in our consolidated statement of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a valuation allowance to reduce aggregate investments to fair value and record the related charge as a reduction of interest income.

Income Taxes

As part of preparing our consolidated financial statements, we are required to calculate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.

This process requires us to calculate various items including permanent and temporary differences between the financial accounting and tax treatment of certain income and expense items, differences between federal and state tax treatment of these items, the amount of taxable income reported to various states, foreign taxes and tax credits. The differing treatment of certain items for tax and accounting purposes results in deferred tax assets and liabilities, which are included on our consolidated balance sheet.

We assess the likelihood that our deferred tax assets will be recovered in the future through reductions of taxes that would otherwise be payable. This assessment is based in part on estimates of future taxable income and tax credits. The actual taxable income realized in the future and the other factors that determine how much benefit we ultimately realize from the deferred tax assets could vary materially from our estimates.

To the extent we believe that recovery of a tax asset included on the balance sheet is not likely or uncertain, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we include an expense within the tax provision in the statement of operations. The valuation allowance as of December 31, 2003 of $2.0 million represents a decrease of $4.0 million over the prior period. The valuation allowance for these periods relates primarily to the tax benefit of the employee stock related compensation expense. For all other periods presented in these financial statements, the valuation allowance was unchanged. When this deferred tax asset related to the stock compensation was first recorded on the balance sheet, the price of our stock was significantly higher than it was on December 31, 2003. We believe that the tax benefit that we ultimately realize when the options to which this asset relates are exercised will be less than the amount of the asset. Therefore, the valuation allowance was recorded. Certain tax credit carryforwards reported on the income tax returns we file are not recorded as assets on the consolidated balance sheet until management believes they will reduce future income tax.

Significant judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2003, we have recorded a valuation allowance of $2.0 million due to uncertainties related to our ability to recover our deferred tax assets. In the event that actual results differ from the estimates or we adjust in future periods the estimates upon which the valuation allowance has been determined, we may need to record additional valuation allowance, which could materially impact our financial position and results of operations.

As of December 31, 2003, we had net deferred tax assets of $55.6 million.

Recent Accounting Pronouncements

See Note 2 under “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements on page 48 for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 2003.

	Carrying Value	Average Rate of Return at December 31, 2003
	(in thousands)	(annualized)
Marketable securities:
Cash equivalents	$36,231	1.12%
United States government debt securities	116,976	1.84%
Corporate notes and bonds	25,480	2.32%
Municipal notes and bonds	4,080	1.67%

Total marketable securities	$182,767

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Form 10-K for required financial statements and supplementary data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and procedures and our internal controls over financial reporting included a review of the controls’ objectives and design, the controls’ implementation by Rambus and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls over financial reporting have been evaluated and will continue to be evaluated on a quarterly basis by our internal audit consultants. In addition, consistent with our past practices, our internal controls over financial reporting are evaluated by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal controls over financial reporting and to make modifications as necessary; our intent in this regard is that the disclosure controls and procedures and the internal controls over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Conclusions Regarding Disclosure Controls and Procedures

Based upon the evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Conclusions Regarding Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 29, 2004, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Election of Directors” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on January 14, 2004. Stockholders may request a free copy of our Code of Business Conduct and Ethics from:

Rambus Inc.

Attention: Investor Relations

4440 El Camino Real

Los Altos, CA 94022

650-947-5050

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at http://www.rambus.com/inv/.

Item 11. Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding principal auditor fees and services is incorporated by reference to the information set forth in the section titled “Principal Auditor Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Auditors, are included herewith:

Page
Report of PricewaterhouseCoopers LLP, Independent Auditors	43
Consolidated Balance Sheets as of December 31, 2003 and 2002	44
Consolidated Statements of Operations for the twelve months ended December 31, 2003 (audited) and 2002 (unaudited), three months ended December 31, 2002 (audited) and 2001 (unaudited) and twelve months ended September 30, 2002 (audited) and 2001 (audited)	45
Consolidated Statements Of Stockholders’ Equity and Comprehensive Income for the twelve months ended December 31, 2003 (audited), September 30, 2002 (audited) and 2001 (audited)	46
Consolidated Statements Of Cash Flows for the twelve months ended December 31, 2003 (audited), and 2002 (unaudited), the three months ended December 31, 2002 (audited) and 2001 (unaudited) and twelve months ended September 30, 2002 (audited) and 2001 (audited)	47
Notes To Consolidated Financial Statements	48
Consolidated Supplementary Financial Data	74

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2	(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3	(15)	Amended and Restated Bylaws of Registrant dated November 21, 2002.

3.4	(17)	Amendment to Amended and Restated Bylaws of Registrant dated March 28, 2003.

4.1	(1)	Form of Registrant’s Common Stock Certificate.

4.2	(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3	(13)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank.

4.3.2	(18)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.

4.4	(7)	Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.

10.1	(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.4	(1)(2)	Semiconductor Interfaces License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.4.1	(4)	Amendment No. 1 to Semiconductor Interfaces License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.5	(11)	1990 Stock Plan, as amended, and related forms of agreements.

10.6	(19)	1997 Stock Plan (as amended and restated as of July 10, 2003).

10.7	(11)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.8	(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.

10.10	(6)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos—El Camino Associates, LLC.

10.11	(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.12	(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.13	(8)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.14	(9)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.15	(2)(14)	[*] Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

Exhibit Number		Description of Document
10.16	(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

10.17	(10)(17)	Development Agreement, dated as of January 6, 2003, between Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

10.18	(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.

10.19	(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.

21.1	(1)	Subsidiaries of the Registrant, filed herewith.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Auditors, filed herewith.

24.1		Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1		Certification of Principal Executive Officer, filed herewith.

31.2		Certification of Principal Financial Officer, filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
(6)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(9)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(10)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(11)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(12)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(13)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(14)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(15)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(17)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(18)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(19)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.

(b) Reports of Form 8-K

A report on Form 8-K filed October 16, 2003, reporting under Item 12 the announcement that on October 16, 2003, Rambus issued a press release regarding its financial results for the quarter and year ended September 30, 2003.

A report on Form 8-K filed December 12, 2003, reporting under Item 5 the announcement that on December 12, 2003, Rambus entered into an agreement with Velio Communications, Inc. to acquire certain Velio high-speed signaling assets.

A report on Form 8-K filed December 29, 2003, reporting under Item 5 the announcement that on December 24, 2003, Rambus completed its acquisition of certain high-speed signaling assets of Velio Communications, Inc.

A report on Form 8-K filed January 15, 2004, reporting under Item 12 the announcement that on January 15, 2004, Rambus issued a press release regarding its financial results for the quarter and year ended December 31, 2003.

(c) Exhibits

See Item 15(a)(3) above.

(d) Financial Statement Schedules

See Item 15(a)(2) above.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Rambus Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) on page 41 present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the twelve month periods ended December 31, 2003, September 30, 2002 and 2001 and the three month period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2002, the Company changed its method of accounting for goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 6, 2004, except as

    to Note 13 which is as of February 13, 2004

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(audited)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$42,005	$28,656
Marketable securities	24,777	36,081
Accounts receivable	10,263	1,080
Prepaid and deferred taxes	12,890	7,824
Prepaids and other current assets	5,652	2,648

Total current assets	95,587	76,289
Property and equipment, net	10,965	12,375
Marketable securities, long-term	121,756	111,095
Restricted investments	4,576	11,986
Deferred taxes, long-term	43,557	32,777
Purchased intangible assets	13,184	—
Other assets	3,461	6,001

Total assets	$293,086	$250,523

LIABILITIES
Current liabilities:
Accounts payable	$2,776	$2,115
Income taxes payable	53	22
Accrued salaries and benefits	4,369	2,936
Other accrued liabilities	3,606	5,313
Deferred revenue	24,180	22,218

Total current liabilities	34,984	32,604
Deferred revenue, less current portion	18,022	15,542

Total liabilities	53,006	48,146

Commitments and contingencies (Notes 6, 7 and 13)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2003 and December 31, 2002	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 99,154,444 shares at December 31, 2003 and 97,542,210 shares at December 31, 2002	99	97
Additional paid-in capital	278,187	262,839
Accumulated deficit	(38,407)	(61,628)
Accumulated other comprehensive gain	201	1,069

Total stockholders’ equity	240,080	202,377

Total liabilities and stockholders’ equity	$293,086	$250,523

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Twelve Months Ended December 31,		Three Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Revenues:
Contract revenues	$15,618	$5,852	$1,379	$3,084	$7,557	$21,797
Royalties	102,585	91,553	24,325	21,780	89,008	95,363

Total revenues	118,203	97,405	25,704	24,864	96,565	117,160

Costs and expenses:
Cost of contract revenues	15,951	7,042	1,595	2,158	7,605	9,863
Research and development (includes stock-based compensation expense of $0, a credit of $230, and expense of $0, $71, a credit of $159 and an expense of $624 in the twelve months ended December 31, 2003 and 2002, the three months ended December 31, 2002 and 2001 and the twelve months ended September 30, 2002 and 2001, respectively)	30,380	23,704	6,518	5,120	22,306	18,204
Marketing, general and administrative	44,582	35,962	10,754	10,024	35,232	48,378

Total costs and expenses	90,913	66,708	18,867	17,302	65,143	76,445

Operating income	27,290	30,697	6,837	7,562	31,422	40,715
Interest and other income, net	6,857	5,941	1,294	1,937	6,584	8,932

Income before income taxes	34,147	36,638	8,131	9,499	38,006	49,647
Provision for income taxes	10,926	12,579	2,602	3,325	13,302	18,376

Net income	$23,221	$24,059	$5,529	$6,174	$24,704	$31,271

Net income per share:
Basic	$0.24	$0.24	$0.06	$0.06	$0.25	$0.31

Diluted	$0.22	$0.24	$0.06	$0.06	$0.24	$0.29

Number of shares used in per share calculations:
Basic	97,653	98,580	97,436	100,336	99,369	99,456

Diluted	106,544	101,029	100,209	104,016	102,100	105,966

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

for the twelve months ended September 30, 2001, 2002 and December 31, 2003 and three months ended December 31, 2002

(audited)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Compen- sation	Accum- ulated Deficit	Accumulated Other Compre- hensive Gain (Loss)	Total
	Shares	Amount
Balances, September 30, 2000	97,491	$97	$285,885	$(571)	$(123,132)	$43	$162,322
Components of comprehensive income:
Net income	—	—	—	—	31,271	—	31,271
Foreign currency translation adjustments	—	—	—	—	—	(87)	(87)
Unrealized gain on marketable securities	—	—	—	—	—	712	712

Total comprehensive income							31,896

Issuance of Common Stock upon exercise of options, net	1,813	2	8,318	—	—	—	8,320
Issuance of Common Stock under Employee Stock Purchase Plan	184	—	2,459	—	—	—	2,459
Issuance of Common Stock from Common Stock Equivalents	800	1	—	—	—	—	1
Amortization of deferred compensation	—	—	—	110	—	—	110
Tax cost of stock option exercises	—	—	(13,751)	—	—	—	(13,751)

Balances, September 30, 2001	100,288	$100	$282,911	$(461)	$(91,861)	$668	$191,357
Components of comprehensive income:
Net income	—	—	—	—	24,704	—	24,704
Foreign currency translation adjustments	—	—	—	—	—	(25)	(25)
Unrealized gain on marketable securities	—	—	—	—	—	175	175

Total comprehensive income							24,854

Issuance of Common Stock upon exercise of options, net	564	1	1,516	—	—	—	1,517
Issuance of Common Stock under Employee Stock Purchase Plan	325	—	2,006	—	—	—	2,006
Repurchase and Retirement of Common Stock under Repurchase Plan	(3,906)	(4)	(23,926)	—	—	—	(23,930)
Amortization and reversal of deferred compensation	—	—	(663)	461	—	—	(202)
Tax cost of stock option exercises	—	—	(110)	—	—	—	(110)

Balances, September 30, 2002	97,271	$97	$261,734	$—	$(67,157)	$818	$195,492
Components of comprehensive income:
Net income	—	—	—	—	5,529	—	5,529
Foreign currency translation adjustments	—	—	—	—	—	33	33
Unrealized gain on marketable securities	—	—	—	—	—	218	218

Total comprehensive income							5,780

Issuance of Common Stock upon exercise of options, net	65	—	274	—	—	—	274
Issuance of Common Stock under Employee Stock Purchase Plan	206	—	979	—	—	—	979
Tax cost of stock option exercises	—	—	(148)	—	—	—	(148)

Balances, December 31, 2002	97,542	$97	$262,839	$—	$(61,628)	$1,069	$202,377
Components of comprehensive income:
Net income	—	—	—	—	23,221	—	23,221
Foreign currency translation adjustments	—	—	—	—	—	112	112
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(980)	(980)

Total comprehensive income							22,353

Issuance of Common Stock upon exercise of options, net	3,378	4	23,118	—	—	—	23,122
Issuance of Common Stock under Employee Stock Purchase Plan	485	—	2,818	—	—	—	2,818
Repurchase and Retirement of Common Stock under Repurchase Plan	(2,251)	(2)	(29,827)	—	—	—	(29,829)
Amortization and reversal of deferred compensation	—	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	19,239	—	—	—	19,239

Balances, December 31, 2003	99,154	$99	$278,187	$—	$(38,407)	$201	$240,080

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended December 31,		Three Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Cash flows from operating activities:
Net income	$23,221	$24,059	$5,529	$6,174	$24,704	$31,271
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit (cost) of stock option exercises	19,239	770	(148)	(1,028)	(110)	(13,751)
Depreciation	5,614	5,038	1,304	1,270	5,004	4,449
Amortization of intangible assets	29	—	—	—	—	—
Increase (decrease) in valuation allowance related to investments	(1,776)	1,991	—	—	1,991	—
Gain on sale of securities	—	(2,022)	—	—	(2,022)	—
Amortization of deferred compensation	—	(230)	—	70	(160)	618
Amortization of goodwill	—	219	—	67	286	286
Change in operating assets and liabilities:
Accounts receivable	(9,183)	(805)	(768)	2,093	2,056	(2,300)
Prepaids, deferred taxes and other assets	(18,588)	8,942	1,415	2,975	10,502	21,382
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	416	3,275	(94)	(908)	2,461	(1,563)
Increases in deferred revenue	37,860	17,629	14,100	1,917	5,446	20,340
Decreases in deferred revenue	(33,418)	(13,594)	(3,327)	(6,648)	(16,915)	(30,161)

Net cash provided by operating activities	23,414	45,272	18,011	5,982	33,243	30,571

Cash flows from investing activities:
Purchases of property and equipment	(4,204)	(2,222)	(402)	(599)	(2,419)	(13,587)
Purchases of marketable securities	(383,767)	(293,467)	(105,133)	(125,435)	(313,769)	(835,414)
Maturities of marketable securities	383,431	264,242	92,850	105,634	277,026	805,044
Decrease (increase) in restricted investments	7,410	23	590	1,596	1,029	(11,105)
Proceeds from investment	4,457	2,581	—	—	2,581	—
Purchase of certain intangible assets of Velio	(13,214)	—	—	—	—	—
Purchase of investment	(400)	—	—	—	—	(5,100)

Net cash used in investing activities	(6,287)	(28,843)	(12,095)	(18,804)	(35,552)	(60,162)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	25,940	3,208	1,253	1,568	3,523	10,780
Repurchase of Common Stock	(29,829)	(20,541)	—	(3,389)	(23,930)	—

Net cash used in financing activities	(3,889)	(17,333)	1,253	(1,821)	(20,407)	10,780

Effect of exchange rates on cash and cash equivalents	111	95	33	(87)	(25)	(87)

Net increase (decrease) in cash and cash equivalents	13,349	(809)	7,202	(14,730)	(22,741)	(18,898)
Cash and cash equivalents at beginning of period	28,656	29,465	21,454	44,195	44,195	63,093

Cash and cash equivalents at end of period	$42,005	$28,656	$28,656	$29,465	$21,454	$44,195

Non-Cash disclosure
Intellectual property rights received on disposition of investment	$500	—	—	—	—	—

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Rambus Inc. and subsidiaries (the “Company” or “Rambus”) creates a broad range chip-to-chip interface technologies that enhance the performance and cost-effectiveness of its customers’ semiconductor and system products. These solutions are used in a broad range of computing, consumer electronics and communications applications, which can be grouped into two major categories: memory interfaces and logic interfaces. Rambus memory interface products provide an interface between memory chips and logic chips. Rambus logic interface products provide an interface between two logic chips. Rambus was incorporated in California in March 1990 and reincorporated in Delaware in March 1997.

2. Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan and Rambus Deutschland GmbH, located in Hamburg, Germany. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Identifiable assets and revenues of the subsidiaries are not significant. Investments with less than 20% ownership by Rambus and in which Rambus does not exert significant influence are accounted for using the cost method.

On April 10, 2003, the Board of Directors of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective January 1, 2003. As a result, financial statements included in this report show results of operations for the twelve months ended December 31, 2003 (audited), the twelve months ended December 31, 2002 (unaudited), the three months ended December 31, 2002 (audited), the three months ended December 31, 2001 (unaudited) and the twelve months ended September 30, 2002 (audited) and 2001 (audited).

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

Revenue Recognition

Rambus’s revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) RDRAM licenses, which are licenses for chips fully compatible with the RDRAM memory interface, (2) XDR and Redwood licenses, which are licenses for chips fully compatible with the XDR and Redwood interfaces, (3) RaSer licenses, which are licenses for Rambus’s RaSer interface that licensees integrate into their logic semiconductors, (4) a patent cross-license with Intel and (5) SDRAM- and DDR- compatible licenses, which are licenses that cover the use of Rambus’s patents and intellectual property in SDRAM and DDR memory chips and controllers which control such memory. Rambus does not recognize contract revenues in excess of cash received if collectibility is not probable. Rambus recognizes royalty revenues upon notification of sale by its licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay Rambus royalties within 60 days of the end of the quarter during which the sales take place.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RDRAM Licenses. RDRAM licenses generally allow a semiconductor manufacturer to use Rambus’s RDRAM memory interface and to receive engineering implementation services and customer support. Rambus delivers to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating RDRAM memory interface in the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Some licensees have contracted to have Rambus provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

Rambus recognizes revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-9, or SOP 98-9, and SOP 97-2, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, the revenues from such contract fees are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. At the time Rambus begins to recognize revenue under RDRAM licenses, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. Rambus reviews assumptions regarding the post-contract customer support periods on a regular basis. If Rambus determines that it is necessary to revise its estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

XDR and Redwood Licenses. XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. Rambus currently recognizes revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. Rambus determines progress-to- completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise its estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

RaSer licenses. RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Revenues from license fees and engineering fees are currently recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

Intel cross-license. In September 2001, Rambus entered into a cross-license agreement with Intel that grants Intel a license to Rambus’s patent portfolio. Rambus recognizes revenue from this arrangement on a quarterly basis as amounts become due and payable. The agreement terminates in September 2006 and after that date Intel will have a fully paid license to all of Rambus’s patents claiming priority prior to September 2006.

SDRAM-compatible and DDR-compatible licenses. SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees, which include compensation for use of Rambus’s patents from the time Rambus notifies the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the five-year contract period. The current contracts will begin to expire in June 2005.

Allowance for Doubtful Accounts. Rambus’s allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’s trade and financing receivables balances are not overstated due to uncollectibility. Rambus determines its allowance for doubtful accounts based on a variety of factors. For all periods presented, Rambus reported had a balance of $0 in its allowance for doubtful accounts.

Research and Development

Costs incurred in research and development are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Rambus has not capitalized any software development costs since the period between establishing technological feasibility is relatively short and as such, these costs have not been significant.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in Rambus’s consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities are based on provision of the enacted tax law and the effects of future changes in tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Rambus accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. Rambus complies with the disclosure provisions as required under Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”

In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123.” If Rambus had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called “options”), at the grant date consistent with the methodology prescribed under SFAS 123, Rambus’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Twelve Months Ended December 31,		Three Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Net Income, as reported	$23,221	$24,059	$5,529	$6,174	$24,704	$31,271
Add: Stock-based employee compensation expense (credit) included in reported net earnings, net of tax	—	(150)	—	46	(103)	393
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(28,027)	(36,050)	(8,521)	(9,318)	(36,438)	(26,046)

Pro forma net income (loss)	$(4,806)	$(12,141)	$(2,992)	$(3,098)	$(11,837)	$5,618

Basic income (loss) per share
As reported	$0.24	$0.24	$0.06	$0.06	$0.25	$0.31
Pro forma	$(0.05)	$(0.12)	$(0.03)	$(0.03)	$(0.12)	$0.06

Diluted income (loss) per share
As reported	$0.22	$0.24	$0.06	$0.06	$0.24	$0.29
Pro forma	$(0.05)	$(0.12)	$(0.03)	$(0.03)	$(0.12)	$0.06

Number of shares used in per share calculations:
Basic	97,653	98,580	97,436	100,336	99,369	99,456

Diluted	106,544	101,029	100,209	104,016	102,100	105,966

The effects of applying SFAS 123 on the pro forma disclosures for the twelve months ended December 31, 2003 and 2002 and September 30, 2002 and 2001 and the three months ended December 31, 2002 and 2001 are not likely to be representative of the effects on pro forma disclosures in future periods.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plans
	Twelve Months Ended December 31,		Three Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Expected stock price volatility	100%	91%	86%	94%	94%	107%
Risk-free interest rate	3.1%	3.9%	3.9%	3.8%	3.8%	4.2%
Expected life of options	5.7 years	6.0 years	5.9 years	5.7 years	5.9 years	5.4 years
Weighted-average fair value of stock options granted	$16.15	$4.71	$6.14	$6.23	$4.38	$8.79

	Employee Stock Purchase Plan
	Twelve Months Ended December 31,		Three Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Expected stock price volatility	103%	98%	99%	99%	97%	106%
Risk-free interest rate	2.8%	2.8%	2.9%	3.0%	3.1%	4.8%
Expected life of options	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Weighted-average fair value of purchase rights granted under the purchase plan	$5.12	$2.97	$2.81	$4.68	$3.85	$13.82

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

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

Fair Value of Financial Instruments

The amounts reported for cash equivalents, short and long-term investments, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill amortization was discontinued as of October 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. Rambus completed its first phase impairment analysis in the three months ended December 31, 2003 and found no instance of impairment of its recorded goodwill of $0.6 million at December 31, 2003 (audited); accordingly, the second testing phase, absent future indicators of impairment, was not necessary.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if goodwill had not been amortized is as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,		Three Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Reported Net Income	$23,221	$24,059	$5,529	$6,174	$24,704	$31,271
Add back: Goodwill amortization, net of taxes	—	132	—	44	176	168

Adjusted Net Income	$23,221	$24,191	$5,529	$6,218	$24,880	$31,439

Basic income per share
Reported income per share	$0.24	$0.24	$0.06	$0.06	$0.25	$0.31
Goodwill amortization	—	0.01	—	—	—	0.01

Basic adjusted net income per share	$0.24	$0.25	$0.06	$0.06	$0.25	$0.32

Diluted income per share
Reported income per share	$0.22	$0.24	$0.06	$0.06	$0.24	$0.29
Goodwill amortization	—	—	—	—	—	—

Diluted adjusted net income per share	$0.22	$0.24	$0.06	$0.06	$0.24	$0.29

Number of shares used in per share calculations:
Basic	97,653	98,580	97,436	100,336	99,369	99,456

Diluted	106,544	101,029	100,209	104,016	102,100	105,966

On December 24, 2003, Rambus completed the acquisition of certain high speed signaling assets from Velio for $13 million in cash. As a result of this acquisition, Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. The valuation and useful lives of the acquired intangible assets were allocated based on estimates which considered a number of factors including valuations. These intangible assets

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are being amortized over their estimated useful lives of ten years. Amortization expense of purchased intangible assets was $28,961 for the three months ended December 31, 2003. Rambus recorded tangible assets acquired at their respective carrying amounts as Rambus believes that these amounts approximate their current fair values for a total of $70,075.

Impairment of long-lived assets

Rambus evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on Rambus’s financial position and results of operations.

Foreign Currency Translation

The functional currency for Rambus’s foreign operation in Japan is the Japanese yen. The translation from the Japanese yen to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are included in stockholders’ equity and comprehensive gain (loss). Gains or losses resulting from foreign currency transactions are included in the results of operations.

Segments

As defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one disclosable segment, using one measurement of profitability for its business. Rambus has sales outside the United States, which are described in Note 12. All long-lived assets are maintained in the United States.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income is presented in the statement of stockholders’ equity and comprehensive income.

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 141 Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination and eliminated amortization of goodwill and intangible assets with indefinite lives, replacing this with the requirement to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. Rambus adopted the provisions of SFAS No. 142 on October 1, 2002. As a result, Rambus has ceased amortization of the remaining goodwill of $0.6 million.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material affect on Rambus’s results of operations or financial position.

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material affect on Rambus’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material affect on Rambus’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method used on reported results. Rambus has included additional disclosures in accordance with SFAS No. 148 earlier in this Note.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Rambus does not expect the adoption of this Interpretation to have a material impact to its results of operations or financial position. However, changes in Rambus’s business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 104 (or SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. Rambus’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus markets and sells its interfaces to a narrow base of customers and generally does not require collateral. At December 31, 2003 (audited), three customers accounted for 93% of accounts receivable. At December 31, 2002 (unaudited), four customers accounted for 93% of accounts receivable. For the twelve months ended December 31, 2003 (audited) and 2002 (unaudited), the three months ended December 31, 2002 (audited) and 2001 (unaudited) and the twelve months ended September 30, 2002 (audited) and 2001 (audited), revenues from Rambus’s top 3 licensees, Intel, Samsung and Toshiba each accounted for greater than 10% of Rambus’s total revenues. Rambus expects that it may continue to experience significant revenue concentration for the foreseeable future.

As of December 31, 2003 and 2002, Rambus’s cash and cash equivalents were deposited with principally three financial institutions in the form of commercial paper, money market accounts, and demand deposits. Rambus’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Rambus places its investments with high credit issuers and, by policy, attempts to limit the amount of credit exposure to any one issuer. As stated in Rambus’s policy, it will ensure the safety and preservation of Rambus’s invested funds by limiting default risk and market risk. Rambus has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

Rambus mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

4. Marketable Securities

Financial instruments that potentially subject Rambus to concentrations of credit risk comprise of principally cash and cash equivalents, available-for-sale securities and trade accounts receivable. Rambus invests its excess cash primarily in U.S. government agency and treasury notes; commercial paper, corporate notes and bonds; and municipal notes and bonds that mature within 3 years.

All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

	December 31,
	2003	2002
	(audited)	(audited)
United States government debt securities	$116,590	$111,950
Corporate notes and bonds	25,877	24,377
Municipal notes and bonds	4,066	10,849

	$146,533	$147,176

Available-for-sale securities are carried at fair value. Gross unrealized gains of approximately $272,000 are netted against gross unrealized losses of approximately $116,000, net of tax, and are included as a component of stockholders’ equity and comprehensive income. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income. All marketable securities classified as current have scheduled maturities of less than one year.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2003	2002
	(audited)	(audited)
Computer equipment	$11,926	$11,781
Computer software	8,354	7,529
Furniture and fixtures	4,879	5,456
Leasehold improvements	8,389	8,890

	33,548	33,656
Less accumulated depreciation and amortization	(22,583)	(21,281)

	$10,965	$12,375

6. Commitments and Contingencies

Contractual Obligations

Rambus relocated its headquarters at the beginning of calendar year 2001, and entered into an agreement to sublease its previous Mountain View facilities through the end of the existing lease term in February 2005. On January 26, 2004, Rambus was notified that its subtenant filed for bankruptcy protection. Rambus has a letter of credit as collateral for the remaining payments of approximately $2.4 million, which has been included as a reduction to the operating leases in the table below.

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, Rambus provided the lessor with a letter of credit restricting $2.5 million of its cash as collateral for certain of Rambus’ obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under Rambus’ investment policy. The letter of credit was reduced to $1.2 million on the first anniversary of rent commencement and was further reduced to $600,000 on the second anniversary of rent commencement.

On December 24, 2003, Rambus completed the acquisition of certain high speed signaling assets from Velio. This purchase included subleasing from Velio an engineering facility in Chapel Hill, North Carolina. The Chapel Hill lease ends in March 2004. Rambus expects to continue leasing a facility in North Carolina after the lease ends.

As of December 31, 2003 (audited), Rambus’s contractual obligations are (in thousands):

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$32,111	$3,488	$9,232	$9,409	$9,982

Total	$32,111	$3,488	$9,232	$9,409	$9,982

Rent expense was approximately $4.7 million for the twelve months ended December 31, 2003 (audited) and 2002 (unaudited), $1.2 million for the three months ended December 31, 2002 (audited) and 2001 (unaudited) and $4.7 million and $3.9 million for the twelve months ended September 30, 2002 (audited) and 2001 (audited), respectively.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’s products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to the license fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of December 31, 2003.

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of December 31, 2003. Rambus assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

7. Stockholders’ Equity

Preferred and Common Stock

In February 1997, Rambus established a Stockholder Rights Plan pursuant to which each holder of Rambus’ Common Stock shall receive a right to purchase one-thousandth of a share of Series E Preferred Stock for $125 per right, subject to a number of conditions. Such rights are subject to adjustment in the event of a takeover or commencement of a tender offer not approved by the Board of Directors. In July 2000, the Rambus Board of Directors agreed to restate the exercise price to $600 per right in an Amended and Restated Preferred Shares Rights Agreement. In November 2002, the Rambus Board of Directors agreed to restate the exercise price to $60 per right in an Amended and Restated Preferred Shares Rights Agreement.

Stock Option Plans

In March 1990, Rambus adopted the 1990 Stock Plan under which 10,628,572 shares of Common Stock were reserved for issuance. Incentive stock options were granted with exercise prices of no less than fair market value, and nonqualified stock options could be granted with exercise prices of no less than 85% of the fair market value of the Common Stock on the grant date, as determined by the Board of Directors. The options generally vest over a four-year period but may be exercised immediately subject to repurchase by the Company for those options that are not vested. As of December 31, 2003 and 2002, there were no shares held by employees that were subject to repurchase.

In May 1997, the 1990 Stock Plan was terminated and the 1997 Stock Plan was adopted. The 1997 Stock Plan authorizes the issuance of incentive stock options and nonstatutory stock options to employees and nonstatutory stock options to directors, employees or paid consultants of the Company. The Plan provides for an annual increase equal to the lesser of (i) the number of Shares needed to restore the maximum aggregate number of Shares which may be optioned and sold under the Plan to 4,000,000 Shares, (ii) four percent (4%) of the outstanding Shares on such date, or (iii) a lesser amount determined by the Board of Directors. Rambus has reserved 22,805,799 shares of Common Stock for issuance under the Plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and in increments as specified by the Board of Directors, and expire not more than ten years from date of grant. In October 1999, the 1997 Stock Plan was revised to add the provision and ability of Rambus to grant Common Stock Equivalents, which are unfunded and unsecured rights to receive shares in the future.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in thousands, except percentages):

	Twelve Months Ended December 31,
	2003	2002
	(audited)	(unaudited)
Shares of common stock outstanding	99,154	97,542

Granted	4,636	4,535
Canceled	(1,557)	(1,885)

Net options granted	3,079	2,650

Grant dilution (1)	3.1%	2.7%
Exercised	3,378	361
Exercise dilution (2)	3.4%	0.4%

Note 1:	The percentage for grant dilution is computed based on options granted less options canceled as a percentage of total outstanding shares of common stock.

Note 2:	The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the named executive officers. The named executive officers are Rambus’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus were in excess of $100,000.

	Twelve Months Ended December 31,
	2003	2002
	(audited)	(unaudited)
Options granted to the named executive officers	760,000	1,190,000
Options granted to the named executive officers as a % of total options granted	16.4%	26.2%
Options granted to the named executive officers as a % of net options granted	24.7%	44.9%
Options granted to the named executive officers as a % of outstanding shares	0.8%	1.2%
Cumulative options held by named executive officers as a % of total options outstanding	30.8%	30.2%

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the option exercises for the twelve months ended December 31, 2003 (audited) and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003		Intrinsic Values of Unexercised, In-the-Money Options at December 31, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	317,000	$4,300,175	3,795,790	4,721,645	$72,015,473	$75,277,543

(1)	Market value of the underlying securities based on the closing price of the Rambus Common Stock on December 31, 2003 (the last trading day of the fourth quarter of 2003) on the Nasdaq Stock Market of $30.70 per share minus the exercise price per share.

A summary of activity under all stock option plans is as follows:

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at September 30, 2000	1,378,788	19,014,582	$15.73
Shares reserved	10,881,312	—	—
Options terminated under 1990 Plan	(9,001)	—	—
Options granted	(10,883,500)	10,883,500	$10.36
Options exercised	—	(1,812,685)	$4.47
Options canceled	1,939,366	(1,939,366)	$17.83

Outstanding at September 30, 2001	3,306,965	26,146,031	$14.11
Shares reserved	3,854,934	—	—
Options terminated under 1990 Plan	(52,500)	—	—
Options granted	(3,624,000)	3,624,000	$5.65
Options exercised	—	(564,148)	$2.66
Options canceled	2,442,603	(2,442,603)	$15.18

Outstanding at September 30, 2002	5,928,002	26,763,280	$13.11

Shares reserved	2,311,705	—	—
Options granted	(1,654,800)	1,654,800	$8.32
Options exercised	—	(64,647)	$4.36
Options canceled	429,966	(429,966)	$13.06

Outstanding at December 31, 2002	7,014,873	27,923,467	$12.85

Options granted	(4,655,500)	4,655,500	$20.44
Options exercised	—	(3,377,880)	$6.84
Options canceled	1,557,286	(1,557,286)	$13.72

Outstanding at December 31, 2003	3,916,659	27,643,801	$14.80

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable options as of December 31, 2003:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25 – $ 3.82	2,355,645	5.61	$2.57	1,015,430	$2.21
$ 4.00 – $ 4.67	1,201,825	8.55	4.58	245,247	4.57
$ 4.72 – $ 4.86	5,862,561	7.66	4.86	2,699,828	4.86
$ 5.93 – $ 8.64	2,786,312	8.63	7.98	692,428	8.00
$ 9.07 – $13.21	2,438,561	5.52	11.15	1,876,710	11.49
$13.31 – $15.31	3,107,718	5.91	14.60	2,481,599	14.57
$15.52 – $15.67	3,516,749	5.87	15.67	1,961,849	15.67
$15.69 – $25.16	3,254,820	9.43	22.99	359,362	17.17
$25.51 – $37.66	1,750,092	7.25	34.90	317,891	37.50
$54.63 – $83.00	1,369,518	6.80	60.88	216,137	71.72

Total	27,643,801	7.15	$14.80	11,866,481	$12.14

As of December 31, 2003 (audited), a total of 31,560,460 shares of Common Stock were reserved for issuance under all stock option plans. As of December 31, 2003 (audited) and 2002 (unaudited), options for the purchase of 11,866,481 and 10,036,383 shares, respectively, were exercisable without being subject to repurchase by the Company.

Employee Stock Purchase Plan

In May 1997, Rambus adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). At December 31, 2003 (audited), 907,694 shares of Common Stock were available for issuance under the Purchase Plan. The Purchase Plan provides for an annual increase equal to the lesser of (i) the number of Shares needed to restore the maximum aggregate number of Shares which may be optioned and sold under the Purchase Plan to 1,600,000 Shares, (ii) one (1%) of the outstanding Shares on such date, or (iii) a lesser amount determined by the Board of Directors. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of Rambus’ Common Stock at either the first day of each offering period or the date of purchase. Under the Purchase Plan, Rambus issued 485,804 shares in the twelve months ended December 31, 2003 and 385,107 shares in the twelve months ended December 31, 2002 (unaudited) at an average price per share of $5.80 and $5.18, respectively.

Stock-Based Compensation

Warrants

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock (the “DRAM incentive warrants”) to be issued to various RDRAM licensees, which vest upon the achievement of certain product qualification and volume production targets. The warrants, to be issued at the time the targets are met, have an exercise price of $2.50 per share and a life of five years. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has announced the phase out of the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of December 31, 2003, a total of 1,520,000 of these warrants had been issued. These warrants will begin to expire February 2004 and will be fully expired in January 2006.

Contingent Common Stock Equivalents and Options

As of December 31, 2003, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 1,001,346 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options. Since Intel has announced the phase out of the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. These CSEs were granted to Rambus’s CEO and President in 1999 and the options were granted to employees in 1999 and 2001. These CSEs were granted with a term of 10 years and these options were granted with an exercise price of $2.50 and a term of 10 years.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. At that time, Rambus was authorized to purchase in open market transactions up to five million shares of outstanding Rambus Common Stock over an undefined period of time. As of December 31, 2001, Rambus had repurchased 0.4 million of the five million shares approved for repurchase. Rambus repurchased an additional 3.5 million shares at a cost of $20.5 million in the twelve months ended December 31, 2002 (unaudited). In October 2002, Rambus’s Board approved the purchase in open market transactions of up to an additional five million shares of outstanding Rambus Common Stock. Rambus repurchased 2.3 million shares at a cost of $29.8 million during the twelve months ended December 31, 2003 (audited). On December 31, 2003 (audited), there remained an outstanding authorization to repurchase another 3.8 million shares of outstanding Rambus Common Stock.

8. Employee Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 20% of the employee’s annual compensation to the Plan. The Company, at the discretion of its Board of Directors, may match employee contributions to the Plan. For the twelve months ended December 31, 2003 and 2002 (unaudited), Rambus made matching contributions totaling $169,000 and $128,000, respectively.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

The provision for income taxes comprises (in thousands):

	Twelve Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001
	(audited)	(unaudited)	(audited)	(audited)
Foreign withholding tax:
Current	$6,938	$5,387	$4,847	$10,667
Federal:
Current	11,215	—	—	311
Deferred	(9,216)	6,401	9,772	6,785
State:
Current	3,105	—	—	23
Deferred	(1,116)	791	(1,317)	590

	$10,926	$12,579	$13,302	$18,376

Rambus’ effective tax rate on pretax income differs from the U.S. federal statutory regular tax rate as follows:

	Twelve Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001
	(audited)	(unaudited)	(audited)	(audited)
Expense at U.S. federal statutory rate	35.00%	35.00%	35.00%	35.00%
Expense at state statutory rate	4.2%	3.2%	3.2%	4.3%
R&D credit	-7.3%	-4.3%	-4.3%	-1.9%
Other	0.1%	0.4%	1.1%	-0.4%

	32.0%	34.3%	35.0%	37.0%

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
	(audited)	(audited)
Deferred tax assets:
Deferred revenue	$16,136	$10,849
Depreciation and amortization expense	7,833	7,535
Other liabilities and reserves	3,076	1,410
Employee stock-related compensation expense	1,963	6,675
Net operating loss carryover	655	—
Tax credits	27,938	18,087

Total deferred tax asset	57,601	44,556
Valuation allowance	(1,963)	(5,923)

Deferred tax assets, net	$55,638	$38,633

Rambus has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance as of December 31, 2003 (audited) of approximately $2.0 million relates primarily to the tax benefit of the employee stock related compensation

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income, stock option exercises in the future and other factors that determine how much benefit Rambus ultimately realizes from the deferred tax benefit could vary materially from its estimates. Certain tax credit carryforwards reported on the income tax returns Rambus files are not recorded as assets on the consolidated balance sheet until management believes they will reduce future income tax.

In the event that actual results differ from the estimates or Rambus adjusts in future periods the estimates upon which the valuation allowance has been determined, an additional valuation allowance may have to be recorded, which could materially impact Rambus’s financial position and results of operations.

Rambus has net operating loss carryforwards of $1.6 million for federal and $2.1 million for California tax purposes. In addition, Rambus has federal and state research and experimentation tax credit carryforwards of $9.6 million and $7.1 million respectively, and foreign tax credit carryforwards of $11.7 million. The net operating loss and tax credit carryforwards expire between 2005 and 2023, and in 2007 and 2013 for federal and state purposes, respectively. Rambus’s net operating loss and tax credit carryforwards may be subject to an annual limitation in the case of a greater than 50% change in stock ownership, as defined by federal and state tax law.

10. Acquisition

On December 24, 2003, Rambus completed the acquisition of certain high speed signaling assets from Velio for $13.0 million in cash. As a result of this acquisition, Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition date. The acquired intangible assets, include the acquisition of certain Velio high speed signaling assets, the related Velio patent portfolio and the existing Velio licensing business. Rambus plans to integrate these assets into its RaSer product line. The technology is valuable for currently available products and continues to be the basis for products under development under an existing contract with one important customer. The value of this contract, along with interviews and management’s estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market. These assets will be amortized over their useful lives of ten years. Amortization expense of purchased intangible assets was $28,961 for the three months ended December 31, 2003. Rambus recorded tangible assets acquired at their respective carrying amounts as Rambus believes that these amounts approximate their current fair values for a total of $70,075. There were no contingent payments required as part of this acquisition.

The components of purchased intangible assets are as follows (in thousands):

December 31, 2003
(audited)
Contractual relationships	$7,100
Patents	6,114

Purchased intangible assets	$13,214

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following proforma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operation for future periods or that actually would have been realized had Rambus and Velio been a consolidated entity during the periods presented. The following unaudited proforma information presents a summary of the results of operations of Rambus assuming the acquisition of certain Velio high speed signaling assets occurred at the beginning of the earliest period presented (unaudited, in thousands, except share and per share amounts):

	Twelve Months Ended December 31,
	2003	2002
Revenues	$118,203	$97,405
Net Income	$17,181	$19,575
Basic income per share	$0.18	$0.20
Diluted income per share	$0.16	$0.19
Number of shares used in per share calculations:
Basic	97,653	98,580

Diluted	106,544	101,029

11. Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Twelve Months Ended December 31,		3 Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Numerator:
Net income	$23,221	$24,059	$5,529	$6,174	$24,704	$31,271

Denominator:
Weighted average shares used to compute basic EPS	97,653	98,580	97,436	100,336	99,369	99,456
Dilutive common stock equivalents	8,843	2,449	2,773	3,680	2,731	6,441
Dilutive common stock warrants	48	—	—	—	—	69

Weighted average shares used to compute diluted EPS	106,544	101,029	100,209	104,016	102,100	105,966

Net income per share:
Basic	$0.24	$0.24	$0.06	$0.06	$0.25	$0.31
Diluted	$0.22	$0.24	$0.06	$0.06	$0.24	$0.29

Options to purchase 3,214,188 and 15,552,554, shares of Common Stock were not included in the computation of diluted shares for the twelve months ended December 31, 2003 (audited) and 2002 (unaudited), respectively. Options to purchase 15,677,247 and 15,304,486 shares of Common Stock were not included in the computation of diluted shares for the three months ended December 31, 2002 (audited) and 2001 (unaudited), respectively. Options to purchase 15,654,420 and 4,931,296 shares of Common Stock were not included in the computation of diluted shares for the twelve months ended September 30, 2002 (audited) and 2001 (audited), respectively. All of these options were excluded because the options’ exercise prices were greater than the average market price of the common shares for the year.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment.

Three customers accounted for 34%, 18% and 12%, respectively, of revenues in the twelve months ended December 31, 2003 (audited). Three customers accounted for 41%, 16% and 15%, respectively, of revenues in the twelve months ended December 31, 2002 (unaudited). Three customers accounted for 39%, 17% and 15%, respectively, of revenues in the three months ended December 31, 2002 (audited). Three customers accounted for 40%, 21% and 14%, respectively, of revenues in the three months ended December 31, 2001 (unaudited). Three customers accounted for 42%, 17% and 15%, respectively, of revenues in the twelve months ended September 30, 2002 (audited). Five customers accounted for 25%, 17%, 12%, 10% and 10%, respectively, of revenues in the twelve months ended September 30, 2001 (audited).

Rambus sells its interfaces and licenses to customers in the Far East, North America, and Europe. The net income for all periods presented are derived primarily from Rambus’ North American operations, which generates revenues from the following geographic regions (in thousands):

	Twelve Months Ended December 31,		Three Months Ended December 31,		Twelve Months Ended September 30,
	2003	2002	2002	2001	2002	2001
	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Japan	$53,986	$30,260	$8,360	$10,151	$37,028	$55,171
United States	42,445	43,032	10,744	10,818	43,031	22,571
Korea	20,269	22,249	6,258	3,529	14,618	30,483
Taiwan	761	51	—	207	258	5,930
Europe	742	1,813	342	159	1,630	2,897
Israel	—	—	—	—	—	108

	$118,203	$97,405	$25,704	$24,864	$96,565	$117,160

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered.

13. Litigation and Asserted Claims

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon Technologies AG, or Infineon, and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against Rambus in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by Rambus of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with Rambus’s participation in an industry standards-setting group known as JEDEC where Infineon has alleged that Rambus did not disclose certain of its then-pending patents and patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, Rambus amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against Rambus relating to Infineon’s U.S. patents.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss Rambus’s patent infringement case and granted Rambus’s motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which was reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting Rambus from filing additional patent infringement actions against Infineon in the U.S. under certain of Rambus’s U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM chips and (subject to certain conditions) successor JEDEC-compliant chips.

Rambus appealed rulings by the Virginia court relating to infringement, including rulings on patent claim construction, which are known as “Markman rulings.” Rambus also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. Rambus also filed an appeal with respect to the permanent injunction ruling. Infineon appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe. These appeals were consolidated by the U.S. Court of Appeals for the Federal Circuit (CAFC) (Appeal Nos. 01-1449, 01-1583, 01-1604, 01-1641, 02-1174 and 02-1192). Briefing on all of the issues appealed was completed on an expedited schedule, and oral arguments were heard by the CAFC on June 3, 2002.

On January 29, 2003, a three-judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the CAFC reversed the fraud judgment against Rambus. In so doing it stated, inter alia, that the JEDEC disclosure rules suffered from a “staggering lack of defining details” and could not support a finding of fraud and that, in any event, Rambus had not, through any omission, communicated any false statement because none of Rambus’s patent applications on file at the time Rambus was a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel concluded that Infineon had introduced no evidence of any actionable breach of duty by Rambus. The panel also vacated the Infineon district court’s judgment of non-infringement based on what it found to be the district court’s erroneous interpretations of Rambus’s patents, upholding, in substantial part, the broader interpretations that Rambus had urged. In addition, based on its holding, the panel determined that the injunction entered against Rambus was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against Rambus and remanded the case to Virginia for retrial of our infringement claims against Infineon. In the new trial the CAFC further ruled that the Virginia District Court may consider sanctions against Rambus for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the new patent claim constructions found by the CAFC.

On Infineon’s motion, the CAFC stayed issuance of its mandate on April 11, 2003. This stay prevented further proceedings in Virginia pending a ruling on Infineon’s petition for writ of certiorari to the U.S. Supreme Court. On April 17, 2003, the Virginia Court released Rambus’s supersedes bond and letter of credit, which had been filed with that court on August 28, 2001 in order to satisfy judgment on the now vacated award of attorney’s fees.

On October 6, 2003, the Supreme Court denied Infineon’s petition for certiorari, without record of any dissent. Jurisdiction for the case has passed back to the trial court, which has set the trial date to begin May 10, 2004. Infineon’ moved to stay the case pending resolution of the FTC process and has raised allegations of litigation misconduct, including allegations based on claims that Rambus’s 2000-2001 document production to

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Infineon was inadequate. Infineon contends that Rambus’s 2000-2001 document production did not include certain later discovered documents that Rambus later produced to other parties, at least some of which would have been produced to Infineon had they been discovered earlier. Infineon indicated that it may seek to reopen its JEDEC-related claims based on this issue. Rambus believes that the issues to be tried should be focused on the infringement and validity of the patents in suit and the remedies, including damages, to which Rambus is entitled. In recent rulings, the Virginia Court denied Infineon’s request to stay the case. Among other rulings, the Court confined the parties to the expert reports previously on file and limited Rambus’s infringement case to four patent claims in three of the four patents on which Rambus initially sued Infineon. The Court has not yet ruled definitively as to what counterclaims or defenses of Infineon will survive to trial; but did permit Infineon to take discovery related to its litigation misconduct allegations, and did permit Infineon to amend its counter claims to add a new legal theory (under California Civil Code §17200) to pursue, among other things, Infineon’s allegations, against Rambus, of JEDEC misconduct and litigation misconduct. Rambus anticipates that it will further challenge such claims prior to trial and will continue to vigorously defend against them and to vigorously pursue its potential claims.

On August 7, 2000, Rambus filed suit in the District Court in Mannheim, Germany (the “Mannheim court”) against Infineon for infringement of one one of Rambus’s European patents, European Patent No. 0525068 (the “ ’068 patent”), which deals with one Rambus technology involving use of an access time register in DRAM. A hearing was held on May 18, 2001, and on July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of Rambus’s infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the Mannheim court’s expert report, the validity of the same Rambus European patent was confirmed by the Opposition Board of the European Patent Office, or EPO, in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO Opposition Board upheld the validity of Rambus’s patent but, applying a unique feature of European patent law, required Rambus to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed by Rambus in Europe. Under European patent law, unlike U.S. patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. Rambus appealed the EPO Opposition Board’s inclusion of this additional language; three DRAM companies appealed the validity ruling. A hearing on these appeals took place between February 10-12, 2004. The Technical Appeals Board of the EPO issued an oral ruling on February 12, 2004 revoking the ’068 patent without explanation. Although a written opinion of the Appeals Board’s findings would typically be issued in four to ten weeks.

A hearing was held in March 2003 at the Utility Model Division of the German Patent Office regarding a Rambus utility model that is similar in scope to the European patent at issue in the EPO. Based on the same reasoning of the EPO Opposition Board, the German Patent Office required Rambus to add additional language to Rambus’s utility model claim in order to preserve the utility model. However, in the utility model case, Rambus rejected the particular additional language requested by the German patent office and the Utility Model was, for this reason and based on a prior art argument, revoked. Rambus has appealed the decision, but, as a practical matter, it has little or no bearing on Rambus’s future patent rights as the prior art at issue has limited scope and, in any event, German utility models have—compared to patents—very limited terms, which have already expired in Rambus’s case.

Micron Litigation

On August 28, 2000, Micron Technology, Inc., or Micron, filed suit against Rambus in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and has since been assigned to the newly appointed Judge who has filled the vacancy left by Judge McKelvie. A hearing with Judge Jordan was scheduled for the Delaware Micron case on July 7, 2003, but was taken off the calendar at the request of the parties. The parties are currently deciding whether or not to change the status of this case to inactive, although such a status, if adopted, could be changed back to active upon the request of either party.

In September 2000, Rambus filed suit against Micron in Mannheim court, the Tribunal de Grande Instance de Paris in Paris, France (the “Paris court”), the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain (the “London court”) and the District Court in Monza, Italy (the “Monza Court”) for infringement of a European patent. Rambus’s German suit against Micron is, like Rambus’s German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. That appointed expert is the same expert as was appointed in the Infineon and Hynix cases in Germany. The expert issued his report in late 2002, and, as in the Infineon case, a hearing is scheduled for May 2004. The French suit and the British suit have been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant Rambus a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd., or Hyundai, and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.”, or Hynix. The suit asserts breach of contract in connection with Rambus’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix.

In October 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages, and attorneys’ fees. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputes Hynix’s claims and assert infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue was one of the matters that will be reviewed as part of Rambus’s appeal in the Infineon case. On December 17, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’s counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the Court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the Court permitted Rambus to move to amend Rambus’s complaint to add new claims for patent infringement, and Rambus filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the Court considered proposed trial schedules and fully lifted the stay. On March 14, 2003 the Court set the trial date for November 8, 2004. On April 2, 2003, the Court set the pretrial schedule. Pursuant to that schedule, Rambus filed and won a motion to vacate a previous collateral estoppel summary judgment order in the Hynix case, accordingly Rambus’s patent infringement claims that were subject to that earlier ruling have been reinstated into the case. That same April 2, 2003 pre-trial schedule sets forth dates for summary judgment motions, and for a “Markman” claim construction hearing, which is now scheduled for March 23, 2004. On January 12, 2004, both of the the parties filed summary judgment motions related to the patents in suit. Rambus filed for summary judgment of infringement on multiple claims in seven of the patents in suit. Hynix filed on a variety of issues relating to alleged invalidity and non-infringement on a subset of Rambus’s asserted claims.

In September 2000, Rambus filed suit against Hynix in the Mannheim Court, the Paris Court and the London Court for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The appointed expert has not yet completed his report in the Hynix case. The French suit and the British suit have been temporarily stayed.

Shareholder Litigation

On August 10, 2001, following the trial results in the Infineon case, Rambus was named as a defendant in a purported federal class action in the United States District Court for the Northern District of California, Toiv v. Rambus, et al., C01-CV-3112. That action was brought allegedly on behalf of a class of plaintiffs who purchased Rambus Common Stock between February 11, 2000 and May 9, 2001, inclusive, and asserted claims under Section 10(b) of the Exchange Act and Section 20(a) of the Exchange Act, as well as Rule 10b-5. The Complaint alleged that Rambus misled shareholders concerning its business and the status of its intellectual property in light of allegations concerning our involvement in JEDEC. Fourteen similar actions were filed in the Northern District of California, and one was also filed in the Eastern District of Virginia. On November 16, 2001, a lead plaintiff was appointed. All of these cases were consolidated on December 13, 2001, as In re Rambus, Inc. Securities Litigation, Case No. C-01-3112-MMC (Chesney, J.). A consolidated amended complaint was filed on March 22, 2002. The purported class period for the consolidated complaint ran from January 11, 2000 through May 9, 2001. On May 17, 2002, Rambus moved to dismiss the consolidated complaint. On January 15, 2003, Rambus’s motion

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to dismiss was granted and plaintiffs given leave to file an amended complaint within 45 days. Rather than file such a complaint by such date, the parties stipulated that plaintiffs would wait until after rulings on the Infineon motion for rehearing or rehearing en banc in the CAFC. Pursuant to that stipulation, class plaintiffs filed a motion for voluntary dismissal with prejudice of the securities class action on April 18, 2003. The case, in which a class had not yet been certified, was dismissed with prejudice on May 23, 2003.

On August 15, 2001, a purported shareholder derivative lawsuit, Boyadjian v. Davidow, et al., C.A. No. 19057, was filed in Delaware Chancery Court. Rambus is a nominal defendant and its directors are defendants. Additional similar actions were filed, Anderson v. Davidow, et al., No. 19064-NC (filed August 17, 2001) and Lisle et al., v. Davidow, et al., No. 19122-NC (filed September 24, 2001). All of these cases were consolidated as In re Rambus Inc. Derivative Litigation, C.A. No. 19057-NC. The consolidated complaint was filed on November 12, 2001 and alleged that the individual defendants caused Rambus to engage in an improper course of conduct relating to JEDEC and Rambus’s intellectual property beginning in 1992 and continuing through the Infineon trial in May of 2001. The complaint alleged breaches of fiduciary duty, misappropriation of confidential information for personal profit, and asked for contribution or indemnification from the named director defendants. Rambus filed a motion to dismiss this complaint, which was granted, with plaintiffs given leave to file a motion seeking leave to replead the complaint. Plaintiffs filed that motion and a second amended complaint on March 12, 2003. Rambus opposed this motion on April 4, 2003. Plaintiffs subsequently elected to move for voluntary dismissal without prejudice rather than pursue their amended complaint. On June 20, 2003 the court granted Plaintiff’s motion and dismissed the case without prejudice.

Similar derivative actions were filed in California Superior Court, Santa Clara County. They are Vista 2000 v. Davidow, et al., CV-800901 and Taylor v. Tate, et al., No. CV-801266. The complaints assert claims for breaches of fiduciary duty and violation of California’s proscription against insider trading. The cases were consolidated as Vista 2000 v. Davidow, CV No. 800901 on November 9, 2001 by the court. The court on that date also granted defendants’ motion to stay the consolidated case in deference to the earlier filed Delaware actions described above. Rambus and plaintiffs in two subsequent cases brought on similar grounds, Bonds v. Davidow et al., CV No. 802086, and Sujan v. Rambus, Inc., CV No. 803367, have agreed to stay those cases on similar terms. Plaintiffs agreed to consolidate all of these cases together by stipulation with defendants on or around July 3, 2002. On July 18, 2002, Judge Komar of the California Superior Court ordered this stay as stipulated by the parties. Rambus intends to continue to vigorously defend itself in these consolidated California actions if they are revived.

Memory Purchasers Class Action

On April 3, 2002, Rambus was served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus, Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of dynamic random access memory (DRAM) due to our alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on our alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during Rambus’s involvement at JEDEC in 1992 through 1996, as well as during Rambus’s subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code § 16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code § 17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and equitable relief. Rambus demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the court granted Rambus’s demurrer, giving plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on September 26, 2002. Rambus filed a demurrer to the amended complaint and a hearing was held on this demurrer on December 10, 2002. The Court granted Rambus’s demurrer and again gave plaintiff leave to amend its complaint. After Plaintiff filed its second amended complaint, Rambus demurred successfully again and plaintiff moved to dismiss its complaint with prejudice, reserving however, their rights of appeal from the decisions against them. That motion was granted on April 17, 2003 when the complaint was dismissed with prejudice. Plaintiff filed a notice of appeal on June 20, 2003 and filed its initial appeal brief in early September 2003. Rambus filed its Opposition on October 16, 2003, and Holiday Matinee replied on November 7, 2003. Oral argument and a decision are likely to occur by mid-2004. Rambus intends to continue to vigorously defend itself in this action.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission, or FTC, filed a complaint against Rambus. The FTC has alleged that through Rambus’s action and inaction at JEDEC, Rambus violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in – or that by acting with intent to monopolize it created a dangerous probability of monopolization in – synchronous DRAM technology markets. The FTC has also alleged that Rambus’s action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC has sought to invalidate Rambus’s right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards. On or about April 22, 2003, Rambus received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations. Rambus answered those requests on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the EU in late July, and on October 8, 2003, at the request of the Directorate, filed Rambus’s response. Rambus has heard nothing from the EU since that date.

On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and Rambus filed its answer to the complaint on July 29, 2002. There was substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge, or ALJ, denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against Rambus as sanctions for what the ALJ called Rambus’s “gross negligence” in implementing Rambus’s document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice, or DOJ, successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by Rambus pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. Rambus was informed that Rambus is not a target of the DOJ investigation. The ALJ denied Rambus’s motion for summary judgment and entered other rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. The administrative hearing began on April 30, 2003. It ended on August 1, 2003, with closing arguments on October 8, 2003. At present, following a request for extension by the ALJ, the ALJ’s deadline for issuing his initial decision is February 17, 2004, although a further extension to this date is possible. Rambus intends to continue to vigorously defend itself in this matter.

Potential Future Litigation

In addition to the above, there is at least one additional area where Rambus foresees potential litigation activity, perhaps in the next quarter. Rambus is now evaluating what antitrust or other remedies Rambus may pursue based on evidence indicating that there were concerted efforts in the mid-to-late nineties to deter innovation in the DRAM market and to deter market acceptance of Rambus’s RDRAM product. Rambus has not decided whether to pursue such litigation and there can be no assurance that such litigation, if brought, will be successful.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

(in thousands, except share data)

(unaudited)

	Fiscal Years by Quarter
	Twelve Months Ended December 31, 2003				Twelve Months Ended December 31, 2002
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Revenues:
Contract revenues	$4,603	$4,005	$3,743	$3,267	$1,379	$1,244	$1,507	$1,722
Royalties	27,765	24,555	25,452	24,812	24,325	23,236	22,183	21,809

Total revenues	32,368	28,560	29,195	28,079	25,704	24,480	23,690	23,531

Cost and expenses:
Cost of contract revenues	5,146	4,247	3,348	3,210	1,595	1,819	1,786	1,842
Research and development	7,412	7,565	8,136	7,267	6,518	6,116	5,844	5,226
Marketing, general and Administrative	8,716	10,361	12,374	13,131	10,754	9,047	8,411	7,750

Total costs and expenses	21,274	22,173	23,858	23,608	18,867	16,982	16,041	14,818
Operating income	11,094	6,387	5,337	4,471	6,837	7,498	7,649	8,713
Interest and other income, net	1,577	976	1,321	2,984	1,294	1,555	1,423	1,669

Income before income taxes	12,671	7,363	6,658	7,455	8,131	9,053	9,072	10,382
Provision for (benefit from) income taxes	4,054	2,356	2,130	2,386	2,602	3,168	3,175	3,634

Net income	$8,617	$5,007	$4,528	$5,069	$5,529	$5,885	$5,897	$6,748

Net income per share—basic	$0.09	$0.05	$0.05	$0.05	$0.06	$0.06	$0.06	$0.07

Net income per share—diluted	$0.08	$0.05	$0.04	$0.05	$0.06	$0.06	$0.06	$0.07

Shares used in per share calculations—basic	98,522	97,498	97,414	97,169	97,436	97,644	99,511	99,948

Shares used in per share calculations—diluted	109,271	106,001	105,498	103,785	100,209	98,749	101,761	102,945

Stock prices:
High	$30.70	$20.17	$19.30	$15.50	$9.42	$6.38	$7.99	$9.41
Low	$17.04	$15.15	$12.93	$7.01	$3.98	$3.99	$3.33	$5.51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

Date: February 13, 2004	By:	/s/ ROBERT K. EULAU

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

Signature	Title	Date

/s/ GEOFF TATE Geoff Tate	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2004

/s/ DAVID MOORING David Mooring	Executive Board Member	February 13, 2004

/s/ ROBERT K. EULAU Robert K. Eulau	Sr. Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2004

/s/ WILLIAM DAVIDOW William Davidow	Chairman of the Board of Directors	February 13, 2004

/s/ BRUCE DUNLEVIE Bruce Dunlevie	Director	February 13, 2004

/s/ MICHAEL FARMWALD Michael Farmwald	Director	February 13, 2004

/s/ CHARLES GESCHKE Charles Geschke	Director	February 13, 2004

/s/ MARK HOROWITZ Mark Horowitz	Director	February 13, 2004

/s/ HAROLD HUGHES Harold Hughes	Director	February 13, 2004

Kevin Kennedy	Director	February 13, 2004