Form 10-Q
period 2004-03-31
RAMBUS INC
filed 2004-04-29
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 102,275,108 as of April 16, 2004.

RAMBUS INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item	1. Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$63,084	$42,005
Marketable securities	47,430	24,777
Accounts receivable	790	10,263
Prepaid and deferred taxes	12,731	12,890
Prepaids and other current assets	4,850	5,652

Total current assets	128,885	95,587
Property and equipment, net	10,610	10,965
Marketable securities, long-term	128,843	121,756
Restricted investments	5,094	4,576
Deferred taxes, long-term	61,473	43,557
Purchased intangible assets	12,852	13,184
Other assets	1,729	3,461

Total assets	$349,486	$293,086

LIABILITIES
Current liabilities:
Accounts payable	$2,773	$2,776
Accrued salaries and benefits	4,120	4,369
Other accrued liabilities	4,792	3,659
Deferred revenue	24,510	24,180

Total current liabilities	36,195	34,984
Deferred revenue, less current portion	16,113	18,022

Total liabilities	52,308	53,006

Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2004 and December 31, 2003	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 102,167,499 shares at March 31, 2004 and 99,154,444 shares at December 31, 2003	102	99
Additional paid-in capital	326,708	278,187
Accumulated deficit	(30,102)	(38,407)
Accumulated other comprehensive income	470	201

Total stockholders’ equity	297,178	240,080

Total liabilities and stockholders’ equity	$349,486	$293,086

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Contract revenues	$5,079	$3,267
Royalties	27,462	24,812

Total revenues	32,541	28,079

Costs and expenses:
Cost of contract revenues	5,234	3,210
Research and development	7,427	7,267
Marketing, general and administrative	11,208	13,131

Total costs and expenses	23,869	23,608

Operating income	8,672	4,471
Interest and other income, net	4,104	2,984

Income before income taxes	12,776	7,455
Provision for income taxes	4,471	2,386

Net income	$8,305	$5,069

Net income per share:
Basic	$0.08	$0.05

Diluted	$0.07	$0.05

Number of shares used in per share calculations:
Basic	100,966	97,169

Diluted	111,198	103,785

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$8,305	$5,069
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	20,247	2,151
Depreciation	1,020	1,330
Amortization of intangible assets	330	—
Decrease in valuation allowance related to investments	—	(1,231)
Gain on sale of investment	(3,166)	—
Change in operating assets and liabilities:
Accounts receivable	9,473	(3,319)
Prepaids, deferred taxes and other assets	(16,922)	(1,701)
Accounts payable, accrued salaries and benefits and other accrued liabilities	881	3,123
Increases in deferred revenue	5,450	15,555
Decreases in deferred revenue	(7,029)	(15,217)

Net cash provided by operating activities	18,589	5,760

Cash flows from investing activities:
Purchases of property and equipment	(665)	(1,033)
Purchases of marketable securities	(162,494)	(65,784)
Maturities of marketable securities	133,008	63,490
Increase in restricted investments	(518)	(334)
Proceeds from sale of investment	4,866	2,000
Purchase of investment	—	(400)

Net cash used in investing activities	(25,803)	(2,061)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	28,278	3,833
Repurchase of Common Stock	—	(14,703)

Net cash provided by (used in) financing activities	28,278	(10,870)

Effect of exchange rates on cash and cash equivalents	15	(10)

Net increase (decrease) in cash and cash equivalents	21,079	(7,181)
Cash and cash equivalents at beginning of period	42,005	28,656

Cash and cash equivalents at end of period	$63,084	$21,475

Non-Cash disclosure
Intellectual property rights received on disposition of investment	—	$500

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Rambus Inc. (“Rambus” or “the Company”) and its wholly-owned subsidiaries, Rambus K.K., located in Tokyo, Japan, and Rambus Deutschland GmbH, located in Hamburg, Germany. All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (or SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the twelve months ended December 31, 2003, included in Rambus’s 2003 Annual Report filed on Form 10-K with the SEC on February 13, 2004.

2.    Accounting Policies and Recent Accounting Pronouncements

Stock-Based Compensation

Rambus accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. Rambus complies with the disclosure provisions as required under Statement of Financial Accounting Standards, or SFAS, No. 123 “Accounting for Stock-Based Compensation.”

In December 2002, the Financial Accounting Standards Board, or FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS 123. If Rambus had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called options), at the grant date consistent with the methodology prescribed under SFAS 123, Rambus’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except share data; unaudited):

	Three Months Ended March 31,
	2004	2003
Net Income, as reported	$8,305	$5,069
Add: Stock-based employee compensation expense (credit) included in reported net earnings, net of tax	—	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(6,974)	(6,451)

Pro forma net income (loss)	$1,331	$(1,382)

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Accounting Policies and Recent Accounting Pronouncements (continued)

	Three Months Ended March 31,
	2004	2003
Basic income (loss) per share
As reported	$0.08	$0.05
Pro forma	$0.01	$(0.01)
Diluted income (loss) per share
As reported	$0.07	$0.05
Pro forma	$0.01	$(0.01)
Number of shares used in per share calculations:
Basic	100,966	97,169

Diluted	111,198	103,785

(1)	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’s vesting period.

The effects of applying SFAS 123 on the pro forma disclosures for the first quarter of 2004 is not likely to be representative of the effects on pro forma disclosures in future periods.

Recent Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, FASB issued a revised Interpretation No. 46, which provides guidance on the identification of and reporting for VIEs. Interpretation No. 46 was effective for Rambus in the first quarter of 2004. The adoption of Interpretation No. 46 did not have a material effect on Rambus’s results of operations or financial position for the period reported.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on Rambus’s results of operations or financial position.

3.    Business Combinations

On December 24, 2003, Rambus completed the acquisition of certain high-speed signaling assets from Velio Communications Inc., or Velio, for $13 million in cash. As a result of this acquisition, Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. The valuation and useful lives of the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Business Combinations (continued)

acquired intangible assets were allocated based on estimates which considered a number of factors including valuations. These intangible assets are being amortized over their estimated useful lives of ten years. Amortization expense of purchased intangible assets was $330,281 for the first quarter of 2004.

4.    Revenue Recognition

Rambus’s revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) RDRAM™ licenses, which are licenses for chips fully compatible with the RDRAM memory interface, (2) XDR™ and Redwood™ licenses, which are licenses for chips fully compatible with the XDR and Redwood interfaces, (3) RaSer™ licenses, which are licenses for Rambus’s RaSer interface that licensees integrate into their logic semiconductors, (4) a patent cross-license with Intel Corporation, or Intel, and (5) SDRAM- and DDR- compatible licenses, which are licenses that cover the use of Rambus’s patents and intellectual property in SDRAM and DDR memory chips and controllers which control such memory. Rambus does not recognize contract revenues in excess of cash received if collectibility is not probable. Rambus recognizes royalty revenues upon notification of sale by its licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give Rambus notification and to pay Rambus royalties within 60 days of the end of the quarter during which the sales occur.

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

Rambus recognizes revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, and SOP 98-9, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees, and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. At the time Rambus begins to recognize revenue under RDRAM licenses, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. Rambus reviews assumptions regarding the post-contract customer support periods on a regular basis. If Rambus determines that it is necessary to revise its estimates of the support periods, the total amount of revenue recognized over the life of the contract

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Revenue Recognition (continued)

would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

XDR and Redwood Licenses.    XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. Rambus currently recognizes revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. Rambus determines progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise its estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

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

Allowance for Doubtful Accounts.    Rambus’s allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’s trade and financing receivables balances are not overstated due to uncollectibility. Rambus determines its allowance for doubtful accounts based on a variety of factors. For the first quarters of 2004 and 2003, Rambus reported a balance of $0 in its allowance for doubtful accounts.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income is presented in the balance sheet under accumulated other comprehensive income in stockholders’ equity.

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended March 31,
	2004	2003
Net Income	$8,305	$5,069
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(10)
Unrealized gain (loss) on marketable securities, net of tax	254	(92)

Other comprehensive income (loss)	269	(102)

Total comprehensive income	$8,574	$4,967

6.    Employee Stock Option Plans

Stock Option Program Description

Rambus officers and employees are eligible to participate in the 1997 Stock Plan. Non-executive officer employees are also eligible to participate in the 1999 Stock Plan. The 1997 Stock Plan permits the Board of Directors of Rambus, or the Board, or the Compensation Committee of the Board, or the Compensation Committee, to grant stock options, stock purchase rights and Common Stock Equivalents to employees, including executive officers, on such terms as the Board or the Compensation Committee may determine. The 1999 Stock Plan permits the Board or the Compensation Committee to grant stock options to employees on such terms as the Board or the Compensation Committee may determine. The Board or the Compensation Committee has authority to grant and administer stock options to all Rambus employees.

In determining the size of a stock option grant to a new officer or other key employee, the Board or the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically vest over 60 months and thus require the employee’s continuing services to Rambus. Additional options may be granted to current employees to reward exceptional performance or to provide additional unvested equity incentives for retention. The method of vesting of additional options granted to current employees has and will vary over time based on approval of the Board or the Compensation Committee.

In addition, under the 1997 Stock Plan, the Board has delegated to two executive officers the authority to grant new hire options to non-executive officer employees. Each option granted to a new employee under this authority is subject to the following terms:

•	The grant date is the first business day of the month following the employee’s first day of work
•	The exercise price is our closing price as quoted on Nasdaq on the day of grant
•	The grant must be within the range for the employee’s level as specified by the Board or Compensation Committee and all such grants are subject to a pre-determined cap
•	The total share budget for the executive officers to grant under this authority without further Board or Compensation Committee approval is 1,000,000 shares

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution (in thousands, except percentages; unaudited):

	Three Months Ended March 31,
	2004	2003
Shares of common stock outstanding	102,167	96,820

Granted	346	663
Canceled	(31)	(524)

Net options granted	315	139

Grant dilution(1)	0.3%	0.1%
Exercised	3,013	721
Exercise dilution(2)	2.9%	0.7%

Note 1: The percentage for grant dilution is computed based on options granted less options canceled as a percentage of total outstanding shares of common stock.

Note 2: The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the named executive officers. The named executive officers are Rambus’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the twelve months ended December 31, 2003 were in excess of $100,000.

	Three Months Ended March 31,
	2004	2003
Options granted to the named executive officers	160,000	—
Options granted to the named executive officers as a % of total options granted	46.2%	0.0%
Options granted to the named executive officers as a % of net options granted	50.9%	0.0%
Options granted to the named executive officers as a % of outstanding shares	0.2%	0.0%
Cumulative options held by named executive officers as a % of total options outstanding	30.4%	29.3%

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	7,014,873	27,923,467	$12.85
Options granted	(4,655,500)	4,655,500	$20.44
Options exercised	—	(3,377,880)	$6.84
Options canceled	1,557,286	(1,557,286)	$13.72

Outstanding at December 31, 2003	3,916,659	27,643,801	$14.80
Shares reserved	3,653,146	—	—
Options granted	(346,000)	346,000	$31.23
Options exercised	—	(3,013,055)	$9.39
Options canceled	31,387	(31,387)	$11.42

Outstanding at March 31, 2004	7,255,192	24,945,359	$15.69

The following table summarizes information about outstanding and exercisable options as of March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 – $3.82	2,213,014	5.44	$2.58	897,249	$2.23
$4.00 – $4.67	1,124,386	8.29	4.59	246,267	4.59
$4.72 – $4.86	4,852,244	7.41	4.86	2,042,553	4.86
$5.93 – $8.64	2,422,482	8.40	7.96	474,688	7.87
$9.07 – $13.75	2,638,434	5.75	11.77	1,954,881	12.09
$13.91 – $15.66	1,933,783	5.94	15.02	1,413,730	14.96
$15.67	3,083,800	5.56	15.67	1,970,041	15.67
$15.69 – $25.16	3,212,716	9.21	23.05	378,161	17.12
$25.51 – $37.66	2,095,500	7.47	34.29	466,960	37.67
$54.63 – $83.00	1,369,000	6.55	60.88	259,843	71.20

$0.25 – $83.00	24,945,359	7.04	$15.69	10,104,373	$13.35

As of March 31, 2004, a total of 32,200,551 shares of Common Stock (24,945,359 of which are outstanding and 7,255,192 of which are available for future grant) were reserved for issuance under all stock option plans. As of March 31, 2004 and December 31, 2003, options for the purchase of 10,104,373 and 11,866,481 shares, respectively, were exercisable without being subject to repurchase by Rambus.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

The following table presents the option exercises for the first quarter of 2004 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2004		Intrinsic Values of Unexercised, In-the-Money Options at March 31, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	1,082,391	$24,626,342	3,148,445	4,446,599	$48,737,644	$57,569,227

(1)	Market value of the underlying securities based on the closing price of Rambus’s Common Stock on March 31, 2004 (the last trading day of the first quarter of 2004) on the Nasdaq Stock Market of $28.02 per share minus the exercise price per share.

7.    Stockholders’ Equity

Warrants

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has announced the phase-out of the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of March 31, 2004, a total of 1,520,000 of these warrants had been issued and 1,400,000 remain outstanding. These warrants began to expire in February 2004 and will be fully expired in January 2006.

Contingent Common Stock Equivalents and Options

As of March 31, 2004, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 1,001,346 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’s CEO and President in 1999 and the options were granted to employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options. Since Intel has announced the phase out of the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the plan, the Board has authorized the purchase in open market transactions of up to ten million shares of outstanding Rambus Common Stock over an undefined period of time. As of March 31, 2004, Rambus has repurchased 6.2 million shares of Rambus Common Stock. No shares were repurchased in the first quarter of 2004. As of March 31, 2004, there remained an outstanding authorization to repurchase 3.8 million shares of outstanding Rambus Common Stock.

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

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$8,305	$5,069

Denominator:
Weighted average shares used to compute basic EPS	100,966	97,169
Dilutive common stock equivalents	10,162	6,592
Dilutive common stock warrants	70	24

Weighted average shares used to compute diluted EPS	111,198	103,785

Net income per share:
Basic	$0.08	$0.05
Diluted	$0.07	$0.05

For the first quarters of 2004 and 2003, there were approximately 2,902,720 and 11,297,868 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. These options’s exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions, as described in Note 7 under “Contingent Common Stock Equivalents and Options”, that had not been met as of March 31, 2004 and 2003.

9.    Litigation and Asserted Claims

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia, or the Virginia court, against Infineon Technologies AG, or Infineon, and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against Rambus in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by Rambus of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims in connection with Rambus’s participation in an industry standards-setting group known as JEDEC where Infineon has alleged that Rambus did not disclose certain of our then-pending patents and patent applications (“JEDEC related claims”). The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, Rambus amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against Rambus relating to Infineon’s U.S. patents.

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

On January 29, 2003, a three-judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the CAFC reversed the fraud judgment against Rambus. In so doing it stated, inter alia, that the JEDEC disclosure rules suffered from a “staggering lack of defining details” and could not support a finding of fraud and that, in any event, Rambus had not, through any omission, communicated any false statement because none of Rambus’s patent applications on file at the time we were a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel concluded that Infineon had introduced no evidence of any actionable breach of duty by Rambus. The panel also vacated the Infineon district court’s judgment of non-infringement based on what it found to be the district court’s erroneous interpretations of Rambus’s patents, upholding, in substantial part, the broader interpretations that Rambus had urged. In addition, based on its holding, the panel determined that the injunction entered against Rambus was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against Rambus and remanded the case to the Virginia court for retrial of Rambus’s infringement claims against Infineon. In the new trial the CAFC further ruled that the Virginia court may consider sanctions against Rambus for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the new patent claim constructions found by the CAFC.

On Infineon’s motion, the CAFC stayed issuance of its mandate on April 11, 2003. This stay prevented further proceedings in the Virginia court pending a ruling on Infineon’s petition for writ of certiorari to the U.S. Supreme Court. On April 17, 2003, the Virginia court released Rambus’s supersedes bond and letter of credit, which had been filed with that court on August 28, 2001 in order to satisfy judgment on the now vacated award of attorney’s fees.

On October 6, 2003, the Supreme Court denied Infineon’s petition for certiorari, without record of any dissent. Jurisdiction for the case has passed back to the trial court, which originally set the date for the trial to begin on June 10, 2004. On April 27, 2004, the trial date was postponed to a new date in the fall of 2004. The new date is expected to be set before the end of May 2004. The date change was at the initiative of the trial court judge, who among other things, cited the number of pretrial issues that remain to be resolved, and the possible

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

need for time for Rambus to appeal certain of those rulings prior to trial. Infineon moved to stay the case pending resolution of the FTC process and raised further allegations of litigation misconduct, including allegations of document spoliation based on claims that Rambus’s 2000-2001 document production to Infineon was inadequate. Infineon contends that our 2000-2001 document production did not include certain later discovered documents that Rambus later produced to other parties, at least some of which would have been produced to Infineon had they been discovered earlier. Infineon had threatened to try to reopen its JEDEC-related claims based on this issue but has not yet done so. Rambus believes that the issues to be tried should be focused on the infringement and validity of the patents in suit and the remedies, including damages, to which Rambus is entitled. The Virginia court has denied Infineon’s request to stay the case. Among other pre-trial rulings, the court has confined the parties to the expert reports previously on file and new ones necessitated by the appellate decision or by new documents. The court has also limited Rambus’s infringement case to four patent claims in three of the four patents on which Rambus initially sued Infineon. The court has not yet ruled definitively as to what counterclaims or defenses of Infineon will survive to trial; but did permit Infineon to take discovery related to its litigation misconduct allegations, and did permit Infineon to amend its counter claims to add a new legal theory (under California Civil Code §17200) to pursue, among other things, Infineon’s allegations, against Rambus, of JEDEC misconduct, document spoliation and litigation misconduct. Rambus anticipates that it will further challenge such claims prior to trial and will continue to vigorously defend against them and to vigorously pursue its potential claims.

On August 7, 2000, Rambus filed suit in the District Court in Mannheim, Germany, or the Mannheim court, against Infineon for infringement of one of Rambus’s European patents, European Patent No. 0525068 (the “‘068 patent”), which deals with one Rambus technology involving use of an access time register in DRAM. On July 20, 2001, the Mannheim court issued an “order for evidence” requiring the appointment of an independent technical expert to evaluate certain technical aspects of our infringement claim. The Mannheim court subsequently appointed its independent technical expert, and, the expert delivered his report to the Mannheim court and the parties in early May 2002. After the completion of briefing by the parties in response to the Mannheim court’s expert report, the validity of the same Rambus European patent was confirmed by an opposition board of the European Patent Office, or EPO, in a hearing conducted on September 10 and 11, 2002. After reviewing extensive prior art asserted by Infineon and other Rambus litigation opponents, the EPO Opposition Board upheld the validity of Rambus’s patent but, applying a unique feature of European patent law, required Rambus to add additional language based on a conclusion that that language better reflected the scope of claims as originally filed by Rambus in Europe. Under European patent law, unlike U.S. patent law, patent claims cannot generally be amended to expand their scope beyond that of the claims as initially filed. Rambus appealed the EPO Opposition Boards inclusion of this additional language; three DRAM companies appealed the validity ruling. A hearing on these appeals took place between February 10-12, 2004. The Technical Appeals Board of the EPO issued an oral ruling on February 12, 2004 revoking the ’068 patent without explanation. A written opinion of the Technical Appeals Board’s findings could be issued at any time.

A hearing was held in March 2003 at the Utility Model Division of the German Patent Office regarding a Rambus utility model that is similar in scope to the European patent that had been at issue in the EPO. Based on the same reasoning of the EPO Opposition Board, the German Patent Office required Rambus to add additional language to its utility model claim in order to preserve the utility model. However, in the Utility Model case, Rambus rejected the particular additional language requested by the German patent office and the Utility Model was, for this reason and based on a prior art argument, revoked. Rambus has appealed the decision, but, as a practical matter, it has little or no bearing on Rambus’s future patent rights as the prior art at issue has limited scope and, in any event, German utility models have — compared to patents — very limited terms, which have already expired in Rambus’s case. This hearing is set for June 19, 2004 although Rambus believes it may be postponed.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

Micron Litigation

On August 28, 2000, Micron Technology, Inc., or Micron, filed suit against Rambus in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by us, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and has since been assigned to the Judge Kent A. Jordan who has filled the vacancy left by Judge McKelvie. A hearing with Judge Jordan was scheduled for the Delaware Micron case on July 7, 2003, but was taken off the calendar at the request of the parties. The parties are currently deciding whether or not to change the status of this case to inactive, although such a status, if adopted, could be changed back to active upon the request of either party.

In September 2000, Rambus filed suit against Micron in the Mannheim court, the Tribunal de Grande Instance de Paris in Paris, France, or the Paris court, the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain, or the London court, and the District Court in Monza, Italy, or the Monza court, for infringement of a European patent. Rambus’s German suit against Micron is, like Rambus’s German suit against Infineon, in the Mannheim court, which issued an “order for evidence” on December 7, 2001 requiring the appointment of an expert. The appointed expert is the same expert as was appointed in the Infineon and Hynix cases in Germany. The expert issued his report in late 2002, and, as in the Infineon case, a hearing is currently scheduled for June 2004, although Rambus believes that this hearing date may be postponed. The French suit and the British suit have been temporarily stayed pending the validity determination of the EPO. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant Rambus a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

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

In October 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive damages, and attorneys’ fees. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputes Hynix’s claims and assert infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. The Virginia claim construction issue was one of the matters that will be reviewed as part of Rambus’s appeal in the Infineon case. On December 17, 2001, the California court stayed the Hynix case until the CAFC decides the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’s counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the court permitted Rambus to move to amend its complaint to add new claims for patent infringement, and Rambus filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the California court considered proposed trial schedules and fully lifted the stay. On March 14, 2003 the California court set the Hynix trial date for November 8, 2004. On April 2, 2003, the court set the pretrial schedule. Pursuant to that schedule, Rambus filed and won a motion to vacate a previous collateral estoppel summary judgment order in the Hynix case, accordingly Rambus’s patent infringement claims that were subject to that earlier ruling have been reinstated into the case. That same April 2, 2003 pre-trial schedule sets forth dates for summary judgment motions, and for a “Markman” claim construction hearing. On January 12, 2004, both of the parties filed summary judgment motions related to the patents in suit. Rambus filed for summary judgment of infringement on multiple claims in seven of the patents in suit. Hynix filed on a variety of issues relating to alleged invalidity and non-infringement on a subset of Rambus’ asserted claims. Hearings on the proposed claim constructions and on both sides’ motions for partial summary judgment were heard on March 23-24, 2004. An order from the court is expected at any time.

In September 2000, Rambus filed suit against Hynix in the Mannheim court, the Paris court and the London court for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. The appointed expert has not yet completed his report in the Hynix case. The French suit and the British suit have been stayed.

Memory Purchasers Class Action

On April 3, 2002, Rambus was served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purports to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of DRAM due to Rambus’s

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Plaintiffs base their claims on Rambus’s alleged anticompetitive actions in patenting and licensing various technologies relating to DRAM, which plaintiffs assert, occurred during Rambus’s involvement at JEDEC in 1992 through 1996, as well as during Rambus’s subsequent patent licensing and litigation efforts. The complaint alleges claims under (i) California Business & Professions Code § 16700 for allegedly having coerced “market participants” into entering supposedly unlawful licensing agreements in restraint of trade; (ii) California Business & Professions Code § 17200 for supposed “unfair business practices” that forced the public to pay “supra-competitive” prices for products incorporating DRAM technology; and (iii) a theory of unjust enrichment based on supposedly receiving “unearned royalties” from products that incorporated certain DRAM technology. Plaintiffs seek legal and equitable relief. Rambus demurred to this complaint in its entirety on June 24, 2002 and a hearing on this demurrer occurred on August 27, 2002, at which point the court granted Rambus’s demurrer, giving plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on September 26, 2002. Rambus filed a demurrer to the amended complaint and a hearing was held on this demurrer on December 10, 2002. The court granted Rambus’s demurrer and again gave plaintiff leave to amend its complaint. After Plaintiff filed its second amended complaint, Rambus demurred successfully again and plaintiff moved to dismiss its complaint with prejudice, reserving however, their rights of appeal from the decisions against them. That motion was granted on April 17, 2003 when the complaint was dismissed with prejudice. Plaintiff filed a notice of appeal on June 20, 2003 and filed its initial appeal brief in early September 2003. Rambus filed its brief in opposition on October 16, 2003, and Holiday Matinee replied on November 7, 2003. Oral arguments are currently scheduled for May 11, 2004. Rambus intends to continue to vigorously defend itself in this action.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission, or FTC, filed a complaint against Rambus. The FTC has alleged that through Rambus’s action and inaction at JEDEC, Rambus violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC has also alleged that Rambus’s action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC has sought to invalidate Rambus’s right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards. On or about April 22, 2003, Rambus received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations. Rambus answered those requests on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the EU in late July, and on October 8, 2003, at the request of the Directorate, filed its response. Rambus has heard nothing from the EU since that date.

On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and Rambus filed its answer to the complaint on July 29, 2002. There was substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge, or ALJ, denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against Rambus as sanctions for what the ALJ called Rambus’s “gross negligence” in implementing Rambus’s document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice, or DOJ, successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by Rambus pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. Rambus was informed that Rambus is not a target of the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

DOJ investigation. The ALJ denied Rambus’s motion for summary judgment and entered other rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. The administrative hearing began on April 30, 2003. It ended on August 1, 2003, with closing arguments on October 8, 2003. On February 17, 2004, the FTC ALJ issued his initial decision dismissing the FTC’s Complaint against Rambus on multiple independent grounds. Complaint counsel has filed their opening appellate brief on April 16, 2004. Briefing to the five FTC Commissioners on this appeal is expected to conclude July 16, 2004. No date for the oral argument has been set. Rambus intends to continue to vigorously defend itself in this matter.

Potential Future Litigation

In addition to the above, there is at least one additional area where Rambus foresees potential litigation activity, perhaps in this or next quarter. Rambus is now evaluating what antitrust or other remedies Rambus may pursue based on evidence, some of which has been endorsed in the fact findings that are part of the FTC ALJ’s February 17, 2004 initial decision, indicating that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to deter market acceptance of Rambus’s RDRAM product. Rambus has not decided whether to pursue such litigation and there can be no assurance that such litigation, if brought, will be successful.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, our predictions regarding the following:

•	Sources, amounts and concentration of revenue
•	Product development
•	Improvements in technology
•	Engineering, marketing and general and administration expenses
•	Research and development expenses
•	Success in the market
•	Sources of competition
•	Outcome and effect of current and potential future litigation
•	Protection of intellectual property
•	International licenses
•	Adoption of accounting pronouncements
•	Terms of our licenses
•	Trading price of our common stock
•	Operating results
•	Realization of deferred assets
•	Accounting estimates and procedures
•	Valuation allowance for income tax
•	Amortization of intangible assets

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

Overview

Rambus creates a broad range of chip-to-chip interface technologies that enhance the performance and cost-effectiveness of our customers’ semiconductor and system products. These solutions are used in a broad range of computing, consumer electronics and communications applications. Our interface solutions can be grouped into two major categories: memory interfaces and logic interfaces. Our memory interface solutions provide an interface between memory chips and logic chips. Our logic interface solutions provide an interface between two logic chips. These solutions are currently covered by more than 300 U.S. and international patents, and we currently have over 300 patent applications pending. These patents and patent applications cover important innovations in memory interfaces and, we believe, logic and serial interfaces. Our advanced chip-to-chip interface solutions increase the data transfer rate between semiconductor chips, improving performance and reducing systems costs.

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

Royalties represent a substantial portion of our total revenue. The remaining part of our revenue is contract revenue which includes license fees and engineering services fees. Amounts invoiced to our customers in excess of recognized revenue are recorded as deferred revenues. The timing of these invoices and the amounts invoiced to customers can vary significantly depending on specific contract terms and can have a significant impact on deferred revenues in any given period.

We have a high degree of customer concentration, with our top five customers representing 78% and 87% of our revenue for the first quarters of 2004 and 2003, respectively. In addition, for the first quarter of 2004, revenues from Intel, Toshiba Corporation, or Toshiba, Elpida Memory Inc., or Elpida, and Samsung Electronics Co. LTD, or Samsung, each accounted for greater than 10% of our total revenues and for the first quarter of 2003, revenues from Intel, Toshiba and Samsung each accounted for greater than 10% of our total revenues. Our revenue from companies based outside of the United States accounted for 66% and 62% of our revenues for the first quarters of 2004 and 2003, respectively. We expect to have significant revenues from companies based outside the United States for the foreseeable future.

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

Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations and the percentage change of such items between periods (unaudited):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenues:
Contract revenues	15.6%	11.6%
Royalties	84.4	88.4

Total revenues	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	16.1	11.4
Research and development	22.8	25.9
Marketing, general and administrative	34.4	46.8

Total costs and expenses	73.3	84.1

Operating income	26.7	15.9
Interest and other income, net	12.6	10.6

Income before income taxes	39.3	26.5
Provision for income taxes	13.8	8.5

Net income	25.5%	18.0%

	Three Months Ended March 31,
	2004	2003	Change
Total revenues (in millions)
Contract revenues	$5.1	$3.3	54.5%
Royalties	27.4	24.8	10.5

Total Revenues	$32.5	$28.1	15.7%

Revenues were $32.5 million and $28.1 million in the first quarters of 2004 and 2003, respectively.

Contract revenues were $5.1 million and $3.3 million in the first quarters of 2004 and 2003, respectively. The change in contract revenue was due primarily to the increase of recognition of revenue associated with our XDR and Redwood interface technologies contracts. We recognize revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor-hours incurred. The increase in recognized revenue in the first quarter of 2004 was a result of an increase in the amount of work performed under these contracts over the same time period in 2003 and the addition of two new contracts that we began recognizing revenue on in the second and third quarters of 2003. We currently expect to recognize revenue on our existing XDR and Redwood interface technologies contracts through 2005.

Royalty revenues were $27.4 million and $24.8 million in the first quarters of 2004 and 2003, respectively. In the first quarter of 2004, our largest category of royalties related to the license of our patents for SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products in the first quarter of 2004 as compared with the same time period in 2003 primarily due to increased royalties on increased shipments of SDRAM controllers and DDR memory devices. As of March 31, 2004, these royalties were recognized based on a percentage of the licensee’s revenue with the exception of one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. During the first quarter of 2003, there was a second licensee that had been paying a fixed quarterly sum. As a result of the January 29, 2003 Court of Appeals decision, the second licensee, who was previously paying a fixed quarterly sum for SDRAM and DDR-compatible royalties, reverted back to paying variable royalties in the second quarter of 2003.

The Intel cross-license agreement represented the second largest category of royalties in the first quarter of 2004. Royalties under this agreement were unchanged in first quarter of 2004 when compared to the same time period in 2003. We expect to continue recognizing revenue on this agreement through the second quarter of 2006.

Payments from licensees’ shipments of RDRAM memory chips and controllers that connect to RDRAM memory chips comprised the third largest category of our royalties in first quarter of 2004. RDRAM royalties decreased in the first quarter of 2004 when compared to the comparable period in 2003. This royalty drop was due to declines in unit shipments by licensees during the period. We believe that the unit decline was mostly driven by the decline in shipments of RDRAM memory chips for Intel’s 850E chipset.

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

	Three Months Ended March 31,
	2004	2003	Change
Engineering expenses (in millions)
Cost of contract revenues	$5.2	$3.2	62.5%
Research and development	7.4	7.3	1.4

Total Engineering Costs	$12.6	$10.5	20.0%

Engineering costs, consisting of cost of contract revenues and research and development expenses, were $12.6 million and $10.5 million in the first quarters of 2004 and 2003, respectively. This increase in engineering costs was primarily a result of approximately 30 additional engineering personnel required to meet the milestones stated in the contracts for XDR and Redwood interfaces, the hiring of 14 engineering personnel as part of our acquisition of high speed signaling assets of Velio and increased payroll taxes due to exercises of employee stock options.

Cost of contract revenues were $5.2 million and $3.2 million in the first quarters of 2004 and 2003, respectively. This increase was primarily due to the hiring of approximately 30 additional engineering personnel necessary to fulfill XDR and Redwood interface contractual obligations. Our current expectation is that we will fulfill our XDR and Redwood contract obligations by the end of 2005. This increase was also due to the hiring of 14 engineering personnel as part of our acquisition of certain high-speed signaling assets of Velio. We believe the cost of contract revenues will continue to fluctuate over time both in absolute dollars and as a percentage of revenue based on our ongoing contractual requirements.

Research and development expenses were $7.4 million and $7.3 million in the first quarters of 2004 and 2003, respectively. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. The change in engineering headcount in any given period will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue.

	Three Months Ended March 31,
	2004	2003	Change
Marketing, general and administrative expenses (in millions)	$11.2	$13.1	(14.5%)

Marketing, general and administrative expenses were $11.2 million and $13.1 million in the first quarters of 2004 and 2003, respectively. This decrease in marketing, general and administrative expenses primarily represented decreased litigation costs associated with the defense of our intellectual property. Litigation costs were $4.2 million and $7.1 million in the first quarters of 2004 and 2003, respectively. This decrease in litigation expenses was due to high spending in preparation for the FTC hearing in the first quarter of 2003. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect litigation expenses will increase in the twelve months ending December 31, 2004 relative to the comparable period in 2003 as we continue to engage in simultaneous litigation in multiple jurisdictions.

In the first quarter of 2004, marketing, general and administrative costs excluding litigation expenses increased by $1.0 million when compared with the same time period in 2003 due to additional corporate governance and disclosure requirements, patent and licensing expenses and increased payroll taxes due to exercises of employee stock options. In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period.

	Three Months Ended March 31,
	2004	2003	Change
Interest and other income, net (in millions)	$4.1	$3.0	36.7%

Interest and other income, net consists primarily of gains on the sale of equity investments and interest income from our cash investments. Interest and other income were $4.1 and $3.0 million in the first quarters of 2004 and 2003, respectively. This increase is primarily due to a pre-tax gain of $3.2 million related to the sale of 85% of our investment in Tessera Technologies, or Tessera, in the first quarter of 2004. The remaining 15% of our investment in Tessera was sold in April 2004. In the same period of 2003, interest and other income included other income of $1.7 million, resulting from the divestiture of Rambus’s investment in NurLogic Design Inc., or NurLogic, which was acquired during the period by Artisan Components, Inc. The divestiture resulted in the receipt of cash, stock and an intellectual property license, all with a total of $5 million.

	Three Months Ended March 31,
	2004	2003	Change
Provision for income taxes (in millions)	$4.5	$2.4	87.5%

The provision for income taxes was $4.5 million and $2.4 million in the first quarters of 2004 and 2003, respectively. In the first quarter of 2004, our effective tax rate was 35% as compared with a rate of 32% in the first quarter of 2003.

At March 31, 2004, our balance sheet included net deferred tax assets of approximately $73.9 million, primarily relating to the difference between tax and book treatment of depreciation and amortization, employee stock-related compensation expenses and deferred revenue, net operating losses and research and development credit carryforwards. In the first quarter of 2004, our net deferred tax assets increased by $26.9 million. Tax benefits from the exercise of employee stock options resulted in $20.2 million of the total increase in our net deferred tax assets.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the plan, the Board has authorized the purchase in open market transactions of up to ten million shares of outstanding Rambus Common Stock over an undefined period of time. As of March 31, 2004, Rambus has repurchased 6.2 million shares of Rambus Common Stock. No shares were repurchased in the first quarter of 2004. As of March 31, 2004, there remained an outstanding authorization to repurchase 3.8 million shares of outstanding Rambus Common Stock.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition
•	Litigation
•	Marketable Securities
•	Income Taxes

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

We recognize revenue on RDRAM licenses consistent with American Institute of Certified Public Accountants, or AICPA, Statement of Position (or SOP) No. 97-2, and SOP 98-9, “Software Revenue Recognition.” These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements include license fees, engineering service fees and post contract customer support. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of such services and ongoing customer support. We have not established vendor specific objective evidence, or VSOE, for such contract elements including post contract customer support. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

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

XDR and Redwood Licenses.    XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. We currently recognize revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. We determine progress-to- completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

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

Litigation

As of March 31, 2004, we are involved in certain legal proceedings, as discussed in Note 9 of our unaudited consolidated financial statements on page 12. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

At March 31, 2004, our balance sheet included net deferred tax assets of approximately $73.9 million, primarily relating to the difference between tax and book treatment of depreciation and amortization, employee stock-related compensation expenses and deferred revenue, net operating losses and research and development credit carryforwards. In the first quarter of 2004, we increased our net deferred tax assets by $26.9 million. Tax benefits form the exercise of employee stock options resulted in $20.2 million of the total increase in our net deferred tax assets.

To the extent we believe that recovery of a tax asset included on the balance sheet is not likely or is uncertain, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we include an expense within the tax provision in the statement of operations. Significant judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of March 31, 2004, we have recorded a valuation allowance of $1.4 million due to uncertainties related to our ability to recover certain of our deferred tax assets. In the event that actual results differ from the estimates or we adjust in future periods the estimates upon which the valuation allowance has been determined, we may need to record additional valuation allowance, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

	Three Months Ended March 31,		Increase (Decrease)
Cash flows (in millions)	2004	2003
Net cash provided by operating activities	$18.6	$5.8	$12.8
Net cash used in investing activities	($25.8)	($2.1)	($23.7)
Net cash provided by (used in) financing activities	$28.3	($10.9)	$39.2

As of March 31, 2004, we had cash and cash equivalents and marketable securities of $239.4 million, including a long-term component of $128.8 million. As of March 31, 2004, we had total working capital of $92.7 million, including a short-term component of deferred revenue of $24.5 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Our operating activities provided net cash of $18.6 million and $5.8 million for the first quarters of 2004 and 2003, respectively. Cash generated in the first quarter of 2004 was primarily the result of net income adjusted for depreciation, a decrease in accounts receivable of $9.5 million primarily related to payments for XDR and Redwood interface contracts and an increase of the tax benefit of stock options exercised of $20.2 million. This cash generated from operations was partially offset by an increase in prepaid, deferred taxes and other assets of $16.9 million and by a net decrease in deferred revenue of $1.6 million. The decrease in deferred revenue represents revenues recognized in excess of contract billings. In the first quarter of 2003, net cash generated by operating activities consisted primarily of net income adjusted for depreciation, an increase of the tax benefit of stock options exercised and an increase in accounts payable and other liabilities primarily due to unsettled stock repurchases and increased legal expenses. This was partially offset by an increase in accounts receivable primarily due to increased billings for XDR and Redwood interface contracts and decreases in prepaids, deferred taxes and other assets, primarily due to increased foreign withholding taxes paid on payments received from licensees.

Net cash used in investing activities was $25.8 million and $2.1 million in the first quarters of 2004 and 2003, respectively. Investing activities in both periods primarily consisted of purchases and maturities of marketable securities and proceeds from the sales of investments. Investing activities for the first quarter of 2004 also included $4.9 million in cash proceeds received on the sale of 85% of our investment in Tessera Technologies, Inc. or Tessera. The remaining 15% of our investment in Tessera was sold in April 2004. Investing activities for the same time period in 2003 included cash proceeds received on the sale of our investment in NurLogic Design Inc.

Net cash provided by financing activities was $28.3 million in the first quarter of 2004 compared to $10.9 million used in financing activities in the same time period in 2003. For the first quarter of 2004, we generated net proceeds of $28.3 million from the issuance of Common Stock associated with the exercises of employee stock options. For the first quarter of 2003, we generated $3.8 million from the issuance of Common Stock associated with the exercises of employee stock options and used cash of $14.7 million to repurchase Common Stock.

We currently anticipate that existing cash balances will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We relocated our headquarters at the beginning of 2001, and entered into an agreement to sublease our previous Mountain View facilities through the end of the existing lease term in February 2005. On January 26, 2004, we were notified that our subtenant filed for bankruptcy protection. On April 15, 2004, we received a settlement approved by the bankruptcy court of $1.9 million, which has been included as a reduction to the operating leases in the table below.

We lease our present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy.

On December 24, 2003, we completed the acquisition of certain high-speed signaling assets from Velio. This purchase included subleasing from Velio an engineering facility in Chapel Hill, North Carolina. The Chapel Hill sublease originally ended in March 2004 and has been extended through June 2004. We have also signed a lease for a new facility in Chapel Hill, which is where we plan to relocate our current Chapel Hill office to in July 2004.

As of March 31, 2004, our material net contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$33,062	$3,808	$10,158	$10,148	$8,948

Total	$33,062	$3,808	$10,158	$10,148	$8,948

RISK FACTORS

We face current and potential adverse determinations in litigation stemming from our efforts to protect our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM-compatible and DDR-compatible products in 2000-01, we became involved in litigation related to such efforts. As of March 31, 2004, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) based on various allegations including that we engaged in litigation misconduct and/or acted improperly during our 1991–96 participation in the JEDEC standard setting organization. For example, Infineon has indicated that it may, by pointing to documents not produced by us in time for the 2001 trial, try to set aside the 2003 Federal Circuit decision in our favor and reopen all of its now-dismissed JEDEC-related claims against us. Infineon has also complained about the alleged destruction of evidence through our document retention programs. And Infineon has recently amended its counterclaims with leave of court, thereby attempting to assert other legal theories related to what it calls unfair business practices and JEDEC misconduct. While we believe that these new legal theories are meritless, there is no assurance that Infineon and or others will not succeed in such efforts or that Infineon and or others will not in some other way establish broad defenses against our patents or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration.

Any of these matters, whether or not determined in our favor or settled by us, is costly and diverts the efforts and attention of our management and technical personnel from normal business operations. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights, beyond the rights at issue in a particular case, including, among other things, our being effectively barred from suing others for violating certain or all of our intellectual property rights, our being subjected to significant liabilities, our being required to seek licenses from third parties, our being prevented from licensing our patented technology, or our being required to renegotiate with current licensees on a temporary or permanent basis. Any of these results from our litigation could cause a substantial decline in our revenues.

An adverse resolution by or with a governmental agency, such as the FTC or the European Patent Office, could result in severe limitations on our ability to protect and license our intellectual property and which would cause our revenues to decline substantially.

If there were an adverse determination by, or other resolution with, a government agency, we may be limited in enforcing our intellectual property rights and obtaining licenses, which would cause our revenues to decline substantially. For example, in April 2003, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications, during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing our intellectual property rights in patents with a priority date prior to May 1996. Although the initial decision in the FTC proceeding supported Rambus and dismissed the complaint, that initial decision has been appealed by the FTC staff and may be reversed by the FTC or subject to some future compromise. The European Commission has directed inquiries to us relating to similar topics. If preceedings by one of these agencies, or any other governmental agency, resulted in a resolution that could limit our ability to enforce or license our intellectual property, our revenues could decline substantially. In addition, on February 12, 2004, the Technical Appeals Board of the European Patent Office issued and oral ruling revoking the European Patent No. 0525068 without explanation. If a sufficient number of our other patents are similarly impaired or revoked, that could also limit our ability to enforce or license our intellectual property our revenues would decline substantially.

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

In the first quarters of 2004 and 2003, revenues from our top five licensees accounted for approximately 78% and 87% of our revenues, respectively. In addition, for the first quarter of 2004 revenues from Intel, Toshiba, Elpida and Samsung, each accounted for greater than 10% of our total revenues while for the first quarter of 2003, revenues from Intel, Toshiba and Samsung, each accounted for greater than 10% of our total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

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

For the first quarter of 2004, a material portion of our royalties was derived from the sale of DRAM. As of March 31, 2004, except with respect to one licensee with whom we have a fixed royalty arrangement, royalties on DRAM are based on the volumes and prices of DRAM manufactured and sold by our licensees. For the first quarter of 2004, the SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of the one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation.

Therefore, the royalties we receive are influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices, or ASPs, during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease as a function of time or volume. The decreases in DRAM prices, shipment volumes or in our royalty rates could cause our revenue to decline.

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

In the RaSer interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link interfaces, as well as from competitors, such as Artisan Components, who license similar serial link interface cells. At the 10 gigabit per second speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts under way or completed for serial links from standard bodies such as PCI-SIG and OIF. Although these and other competing efforts may infringe our existing or future patents, we may face increased competition in the future that could negatively impact our RaSer interface business.

In the Redwood interface business, we face additional competition from semiconductor companies who develop their own parallel bus interfaces, as well as competitors who license similar parallel bus interface cells. We may also see competition from industry consortia. Although these and other competing efforts may infringe our existing or future patents, we may face increased competition in the future that could negatively impact our Redwood interface business.

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

For the first quarters of 2004 and 2003, international revenues constituted approximately 66% and 62% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future.

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

For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have created a reduction to net income of $7.0 million, net of tax for the first quarter of 2004 and an expense, net of tax of $6.5 million for the first quarter of 2003. This would have resulted in net income of $1.3 million and a net loss of $1.4 million for the first quarters of 2004 and 2003, respectively.

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

We are subject to risks arising from adverse changes in domestic and global economic conditions. Because of the economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments. The impact of this slow down on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that incorporate our chip-to-chip interface technology, our royalty revenues could decline, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have no investments denominated in foreign country currencies and therefore are not subject to foreign exchange risk. We believe we mitigate default risk by investing in high-credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. An immediate 1% decrease in interest rates would be immaterial to our financial condition or results of operations.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at March 31, 2004.

	Carrying Value (in thousands)	Average Rate of Return at March 31, 2004 (annualized)
Marketable securities:
Cash equivalents	$62,209	1.02%
United States government debt securities	105,382	1.94%
Corporate notes and bonds	49,751	2.19%
Municipal notes and bonds	22,638	1.17%

Total marketable securities	$239,980

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

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and procedures and our internal controls over financial reporting included a review of the controls’ objectives and design, the controls’ implementation by Rambus and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we seek to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls over financial reporting have been evaluated and will continue to be evaluated on a quarterly basis by our internal audit consultants. In addition, consistent with our past practices, our internal controls over financial reporting are evaluated by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal controls over financial reporting and to make modifications as necessary; our intent in this regard is that the disclosure controls and procedures and the internal controls over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we seek in our evaluation to determine whether (i) there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls over financial reporting, (ii) the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls over financial reporting or (iii) whether there has been any change in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This information was important both for the controls evaluation generally and because the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose certain information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Quarterly Report.

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

Item 2.    Changes in Securities and Use of Proceeds

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the plan, the Board has authorized the purchase in open market transactions of up to ten million shares of outstanding Rambus Common Stock over an undefined period of time. As of March 31, 2004, Rambus has repurchased 6.2 million shares of Rambus Common Stock. No shares were repurchased in the first quarter of 2004. As of March 31, 2004, there remained an outstanding authorization to repurchase 3.8 million shares of outstanding Rambus Common Stock as represented by the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/04 – 1/31/04	—	—	—	3,842,937
2/1/04 – 2/29/04	—	—	—	3,842,937
3/1/04 – 3/31/04	—	—	—	3,842,937
Total	—	—	—	3,842,937

Item 3.    Defaults Upon Senior Securities—Not Applicable

Item 4.    Submission to Matters to a Vote of Security Holders—Not Applicable

Item 5.    Other Information—Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Please refer to the Exhibit Index of this report on Form 10-Q.

(b)	Reports on Form 8-K

A report on Form 8-K filed February 13, 2004, reporting under Item 5 the announcement that on February 12, 2004, Rambus issued a press release announcing the decision of the European Patent Office Appeals Board to revoke a certain European patent held by the company.

A report on Form 8-K filed April 14, 2004, reporting under Item 12 the announcement that on April 14, 2004, Rambus issued a press release regarding its financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

April 29, 2004 Date:	/S/ ROBERT K. EULAU By: Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(15)	Amended and Restated Bylaws of Registrant dated November 21, 2002.
3.4(17)	Amendment to Amended and Restated Bylaws of Registrant dated March 28, 2003.
4.1(1)	Form of Registrant’s Common Stock Certificate.
4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.
4.3(13)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.
4.3.2(18)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.
4.4(7)	Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.
10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.4(1)(2)	Semiconductor Interfaces License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.
10.4.1(4)	Amendment No. 1 to Semiconductor Interfaces License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.
10.5(11)	1990 Stock Plan, as amended, and related forms of agreements.
10.6(19)	1997 Stock Plan (as amended and restated as of July 10, 2003).
10.7(11)	1997 Employee Stock Purchase Plan and related forms of agreements.
10.8(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.
10.10(6)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos–El Camino Associates, LLC.
10.1l(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.
10.12(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.
10.13(8)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.
10.14(9)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).
10.15(2)(14)	[ * ] Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.
10.16(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.
10.17(10)(17)	Development Agreement, dated as of January 6, 2003, between Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10.18(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10.19(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.
10.20	David Mooring Employment Agreement, filed herewith.
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
(6)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(9)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(10)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(11)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(12)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(13)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(14)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(15)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(17)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(18)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(19)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.