Form 10-Q
period 2004-06-30
RAMBUS INC
filed 2004-07-28
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 102,035,490 as of July 16, 2004.

RAMBUS INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$42,967	$42,005
Marketable securities	43,042	24,777
Accounts receivable	454	10,263
Prepaid and deferred taxes	12,370	12,890
Prepaids and other current assets	6,861	5,652

Total current assets	105,694	95,587
Property and equipment, net	13,121	10,965
Marketable securities, long-term	145,705	121,756
Restricted investments	5,081	4,576
Deferred taxes, long-term	60,462	43,557
Purchased intangible assets	12,522	13,184
Other assets	1,179	3,461

Total assets	$343,764	$293,086

LIABILITIES
Current liabilities:
Accounts payable	$3,212	$2,776
Accrued salaries and benefits	4,037	4,369
Other accrued liabilities	6,002	3,659
Deferred revenue	23,320	24,180

Total current liabilities	36,571	34,984
Deferred revenue, less current portion	11,134	18,022

Total liabilities	47,705	53,006

Commitments and contingencies (Notes 6 and 8)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at June 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 102,012,773 shares at June 30, 2004 and 99,154,444 shares at December 31, 2003	102	99
Additional paid-in capital	319,012	278,187
Accumulated deficit	(21,778)	(38,407)
Accumulated other comprehensive income	(1,277)	201

Total stockholders’ equity	296,059	240,080

Total liabilities and stockholders’ equity	$343,764	$293,086

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Contract revenues	$5,349	$3,743	$10,428	$7,010
Royalties	29,616	25,452	57,078	50,264

Total revenues	34,965	29,195	67,506	57,274

Costs and expenses:
Cost of contract revenues	4,957	3,348	10,191	6,558
Research and development	7,929	8,136	15,356	15,403
Marketing, general and administrative	11,471	12,374	22,679	25,505

Total costs and expenses	24,357	23,858	48,226	47,466

Operating income	10,608	5,337	19,280	9,808
Interest and other income, net	2,199	1,321	6,303	4,305

Income before income taxes	12,807	6,658	25,583	14,113
Provision for income taxes	4,483	2,130	8,954	4,516

Net income	$8,324	$4,528	$16,629	$9,597

Net income per share:
Basic	$0.08	$0.05	$0.16	$0.10

Diluted	$0.08	$0.04	$0.15	$0.09

Number of shares used in per share calculations:
Basic	102,500	97,414	101,733	97,286

Diluted	109,850	105,498	110,560	104,652

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$16,629	$9,597
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	21,875	5,146
Depreciation	2,185	2,729
Amortization of intangible assets	660	—
Decrease in valuation allowance related to investments	—	(1,231)
Gain on sale of investment	(3,598)	—
Change in operating assets and liabilities:
Accounts receivable	9,809	(2,855)
Prepaids, deferred taxes and other assets	(17,310)	(7,597)
Accounts payable, accrued salaries and benefits and other accrued liabilities	2,447	873
Increases in deferred revenue	6,547	21,650
Decreases in deferred revenue	(14,295)	(20,910)

Net cash provided by operating activities	24,949	7,402

Cash flows from investing activities:
Purchases of property and equipment	(4,341)	(2,100)
Purchases of marketable securities	(121,681)	(167,630)
Maturities of marketable securities	78,003	187,178
Decrease (increase) in restricted investments	(505)	7,383
Proceeds from sale of investment	5,598	4,457
Purchase of investment	—	(400)

Net cash provided by (used in) investing activities	(42,926)	28,888

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	32,980	9,121
Repurchase of Common Stock	(14,027)	(14,703)

Net cash provided by (used in) financing activities	18,953	(5,582)

Effect of exchange rates on cash and cash equivalents	(14)	(7)

Net increase in cash and cash equivalents	962	30,701
Cash and cash equivalents at beginning of period	42,005	28,656

Cash and cash equivalents at end of period	$42,967	$59,357

Non-Cash disclosure
Intellectual property rights received on disposition of investment	—	$500

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

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (or SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2003, included in Rambus’s 2003 Annual Report filed on Form 10-K with the SEC on February 13, 2004.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2. Accounting Policies and Recent Accounting Pronouncements (continued)

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS 123. If Rambus had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called options), at the grant date consistent with the methodology prescribed under SFAS 123, Rambus’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except share data; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income, as reported	$8,324	$4,528	$16,629	$9,597
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(8,743)	(7,731)	(15,706)	(14,184)

Pro forma net income (loss)	$(419)	$(3,203)	$923	$(4,587)

Basic income (loss) per share
As reported	$0.08	$0.05	$0.16	$0.10
Pro forma	$(0.00)	$(0.03)	$0.01	$(0.05)

Diluted income (loss) per share
As reported	$0.08	$0.04	$0.15	$0.09
Pro forma	$(0.00)	$(0.03)	$0.01	$(0.05)

Number of shares used in per share calculations:
Basic	102,500	97,414	101,733	97,286

Diluted	109,850	105,498	110,560	97,286

(1)	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’s vesting period.

The effects of applying SFAS 123 on the pro forma disclosures for the quarter and six months ended June 30, 2004 is not likely to be representative of the effects on pro forma disclosures in future periods.

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

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on Rambus’s results of operations or financial position.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3. Revenue Recognition

Rambus’s revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) RDRAM™ licenses, which are licenses for chips fully compatible with the RDRAM memory interface, (2) XDR™ and Redwood™ licenses, which are licenses for chips fully compatible with the XDR and Redwood interfaces, (3) RaSer™ licenses, which are licenses for Rambus’s RaSer interface that licensees integrate into their logic semiconductors, (4) a patent cross-license with Intel Corporation, or Intel, and (5) SDRAM and DDR-compatible licenses, which are licenses that cover the use of Rambus’s patents and intellectual property in SDRAM and DDR memory chips and controllers which control such memory. Rambus does not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. Rambus recognizes royalty revenues upon notification of sale by its licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give Rambus notification and to pay Rambus royalties within 60 days of the end of the quarter during which the sales occur.

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

Rambus recognizes revenue on RDRAM licenses in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, and SOP 98-9, “Software Revenue Recognition.” This SOP applies to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. At the time Rambus begins to recognize revenue under RDRAM licenses, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. Rambus reviews assumptions regarding the post-contract customer support periods on a regular basis. If Rambus determines that it is necessary to revise its estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3. Revenue Recognition (continued)

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

Allowance for doubtful accounts. Rambus’s allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’s trade and financing receivables balances are not overstated due to uncollectibility. Rambus determines its allowance for doubtful accounts based on a variety of factors. For the first two quarters of 2004 and 2003, Rambus reported a balance of $0 in its allowance for doubtful accounts.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$8,324	$4,528	$16,629	$9,597
Other comprehensive income (loss):
Foreign currency translation adjustments	(29)	3	(14)	(7)
Unrealized gain (loss) on marketable securities, net of tax	(1,718)	(412)	(1,464)	(547)

Other comprehensive income (loss)	(1,747)	(409)	(1,478)	(554)

Total comprehensive income	$6,577	$4,119	$15,151	$9,043

5. Employee Stock Option Plans

Stock Option Program Description

Rambus officers and employees are eligible to participate in the 1997 Stock Plan. Employees who are not executive officers are also eligible to participate in the 1999 Stock Plan. The 1997 Stock Plan permits the Board of Directors of Rambus or the Compensation Committee of the Board to grant stock options, stock purchase rights and Common Stock Equivalents to employees, including executive officers, on such terms as the Board or the Compensation Committee may determine. The 1999 Stock Plan permits the Board or the Compensation Committee to grant stock options to employees on such terms as the Board or the Compensation Committee may determine. The Board or the Compensation Committee has authority to grant and administer stock options to all Rambus employees.

In determining the size of a stock option grant to a new officer or other key employee, the Board or the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically vest over 60 months and thus require the employee’s continuing services to Rambus. Additional options may be granted to current employees to reward exceptional performance or to provide additional unvested equity incentives for retention. The method of vesting of additional options granted to current employees has and will vary over time based on the determination of the Board or the Compensation Committee.

In addition, under the 1997 Stock Plan, the Board has delegated to two executive officers the authority to grant new hire options to non-executive officer employees. Each option granted to a new employee under this authority is subject to the following terms:

•	The grant date is the first business day of the month following the employee’s first day of work

•	The exercise price is our closing price as quoted on Nasdaq on the day of grant

•	The grant must be within the range for the employee’s level as specified by the Board or Compensation Committee and all such grants are subject to a pre-determined cap

•	The total number of options issuable under this authority without further Board or Compensation Committee approval is 1,000,000 shares.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution of options granted and exercised during the periods presented (in thousands, except percentages; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Shares of common stock outstanding	102,013	97,825	102,013	97,825

Granted	301	793	647	1,456
Canceled	(145)	(221)	(176)	(745)

Net options granted	156	572	471	711

Grant dilution (1)	0.2%	0.6%	0.5%	0.7%
Exercised	405	768	3,418	1,489
Exercise dilution (2)	0.4%	0.8%	3.4%	1.5%

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

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Options granted to the named executive officers	—	—	160,000	—
Options granted to the named executive officers as a % of total options granted	0.0%	0.0%	24.7%	0.0%
Options granted to the named executive officers as a % of net options granted	0.0%	0.0%	34.0%	0.0%
Options granted to the named executive officers as a % of outstanding shares	0.0%	0.0%	0.2%	0.0%
Cumulative options held by named executive officers as a % of total options outstanding	30.6%	29.4%	30.6%	29.4%

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2002	7,014,873	27,923,467	$12.85
Options granted	(4,655,500)	4,655,500	$20.44
Options exercised	—	(3,377,880)	$6.84
Options canceled	1,557,286	(1,557,286)	$13.72

Outstanding as of December 31, 2003	3,916,659	27,643,801	$14.80
Shares reserved	3,653,146	—	—
Options granted	(346,000)	346,000	$31.23
Options exercised	—	(3,013,055)	$9.39
Options canceled	31,387	(31,387)	$11.42

Outstanding as of March 31, 2004	7,255,192	24,945,359	$15.69
Options granted	(301,000)	301,000	$19.77
Options exercised		(404,574)	$22.95
Options canceled	144,512	(144,512)	$15.79

Outstanding as of June 30, 2004	7,098,704	24,697,273	$15.88

The following table summarizes information about outstanding and exercisable options as of June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 – $4.01	2,214,286	5.26	$2.61	906,804	$2.29
$4.01 – $4.72	1,070,129	8.06	4.63	285,068	4.65
$4.72 – $4.86	4,573,244	7.15	4.86	2,190,869	4.86
$4.86 – $8.64	2,346,219	8.15	7.96	536,514	7.88
$8.64 – $12.93	1,736,214	5.20	10.81	1,329,412	11.27
$12.93 – $15.67	2,768,020	5.82	14.61	2,024,966	14.59
$15.67	3,075,882	5.31	15.67	2,333,376	15.67
$15.67 – $25.16	3,436,966	9.03	22.71	396,836	17.09
$25.16 – $37.66	2,112,388	7.30	34.11	655,224	36.55
$37.66 – $83.00	1,363,925	6.30	60.86	303,685	70.83

$0.25 – $83.00	24,697,273	6.83	$15.88	10,962,754	$13.83

As of June 30, 2004, a total of 31,795,977 shares of Common Stock (24,697,273 of which are outstanding and 7,098,704 of which are available for future grant) were reserved for issuance under all stock option plans. As of June 30, 2004 and December 31, 2003, options for the purchase of 10,962,754 and 11,866,481 shares, respectively, were exercisable without being subject to repurchase by Rambus.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

General Option Information (continued)

The following table presents the option exercises for the three months ended June 30, 2004 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2004		Intrinsic Values of Unexercised, In-the-Money Options at June 30, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	40,000	$734,065	3,543,505	4,161,540	$18,232,748	$22,381,353

(1)	Market value of the underlying securities based on the closing price of Rambus’s Common Stock on June 30, 2004 (the last trading day of the second quarter of 2004) on the Nasdaq Stock Market of $17.73 per share minus the exercise price per share.

6. Stockholders’ Equity

Warrants

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has announced the phase-out of the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of June 30, 2004, a total of 1,520,000 of these warrants had been issued and 1,400,000 remain outstanding. These warrants began to expire in February 2004 and will be fully expired in January 2006. The impact of these warrants has been excluded from the calculation of net income (loss) per share.

Contingent Common Stock Equivalents and Options

As of June 30, 2004, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 983,596 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’s CEO and President in 1999 and the options were granted to employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to the statement of operations based on the fair value of the CSEs and options. Since Intel has announced the phase out of the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. The impact of these common stock equivalents and options has been excluded from the calculation of net income (loss) per share.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the plan, the Board has authorized the purchase in open market transactions of up to ten million shares of outstanding Rambus Common Stock over an undefined period of time. As of June 30, 2004, Rambus has repurchased 7.0 million shares of Rambus Common Stock. A total of 842,000 shares were repurchased at an average price of $16.65, in the second quarter of 2004. As of June 30, 2004, there remained an outstanding authorization to repurchase 3.0 million shares of outstanding Rambus Common Stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$8,324	$4,528	$16,629	$9,597

Denominator:
Weighted average shares used to compute basic EPS	102,500	97,414	101,733	97,286
Dilutive common stock equivalents	7,295	8,042	8,763	7,331
Dilutive common stock warrants	55	42	64	35

Weighted average shares used to compute diluted EPS	109,850	105,498	110,560	104,652

Net income per share:
Basic	$0.08	$0.05	$0.16	$0.10
Diluted	$0.08	$0.04	$0.15	$0.09

For the quarter and six months ended June 30, 2004, there were approximately 5.9 million and 3.5 million anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. For the quarter and six months ended June 30, 2003, there were approximately 3.0 million and 8.9 million anti-dillutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. These options’s exercise prices were greater than the average market price of the common shares for the period or the options were contingent upon the satisfaction of certain conditions, as described in Note 6 under “Contingent Common Stock Equivalents and Options”, that had not been met as of June 30, 2004 and 2003.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Litigation and Asserted Claims

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia, or the Virginia court, against Infineon Technologies AG, or Infineon, and its North American subsidiary for patent infringement of two U.S. patents (USDC Virginia Civil Action No.: 3:00CV524). On September 25, 2000, Infineon filed counterclaims against Rambus in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by Rambus of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims relying principally on allegations concerning Rambus’s participation in an industry standards-setting group known as JEDEC (“JEDEC related claims”). The JEDEC related claims relied primarily on the allegation that Rambus did not disclose certain of our then-pending patents and patent applications. The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. In October 2000, Rambus amended its complaint to assert infringement of two additional U.S. patents. In January 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against Rambus relating to Infineon’s U.S. patents.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Litigation and Asserted Claims (continued)

Infineon Litigation (continued)

On January 29, 2003, a three-judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the CAFC reversed the fraud judgment against Rambus. In so doing it stated, inter alia, that the JEDEC disclosure rules suffered from a “staggering lack of defining details” and could not support a finding of fraud and that, in any event, Rambus had not, through any omission, communicated any false statement because none of Rambus’s patent applications on file at the time we were a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel concluded that Infineon had introduced no evidence of any actionable breach of duty by Rambus. The panel also vacated the Infineon district court’s judgment of non-infringement based on what it found to be the district court’s erroneous interpretations of Rambus’s patents, upholding, in substantial part, the broader interpretations that Rambus had urged. In addition, based on its holding, the panel determined that the injunction entered against Rambus was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against Rambus and remanded the case to the Virginia court for retrial of Rambus’s infringement claims against Infineon. In the new trial the CAFC further ruled that the Virginia court may consider sanctions against Rambus for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the CAFC’s patent claim constructions.

On Infineon’s motion, the CAFC stayed issuance of its mandate on April 11, 2003. This stay prevented further proceedings in the Virginia court pending a ruling on Infineon’s petition for writ of certiorari to the U.S. Supreme Court. On April 17, 2003, the Virginia court released Rambus’s supersedes bond and letter of credit, which had been filed with that court on August 28, 2001 in order to satisfy judgment on the now vacated award of attorneys’ fees.

On October 6, 2003, the Supreme Court denied Infineon’s petition for certiorari, without record of any dissent. Jurisdiction for the case has passed back to the trial court, which originally set the date for the trial to begin on May 10, 2004. In pre-trial proceedings for the retrial, Infineon raised further allegations of litigation misconduct, including allegations of document spoliation based on claims that Rambus’s 2000-2001 document production to Infineon was inadequate. Infineon contends that our 2000-2001 document production did not include certain later discovered documents that Rambus later produced to other parties, at least some of which would have been produced to Infineon had they been discovered earlier. The trial was initially delayed until June 10, 2004. On April 27, 2004, the trial date was further postponed to the fall of 2004, and recently has been set to October 4, 2004. The most recent date change was made at the initiative of the trial court judge, who among other things, cited the number of pretrial issues that remain to be resolved, and the possible need for time for Rambus to appeal certain pre-trial rulings prior to trial.

On May 18, 2004, the court issued two orders piercing Rambus’s attorney-client and work product privileges with respect to what Rambus believes will be approximately 30 documents primarily related in some way to the creation and implementation of its document retention policy. On June 21, 2004, Rambus filed a petition with the U.S. Court of Appeals for the Federal Circuit seeking a writ of mandamus to overturn these orders. Briefing on this issue is complete and a decision is likely in August. Should the appellate court deny Rambus’s petition, it is likely that Rambus will have to produce additional documents and defend additional depositions of current and former employees as well as outside legal counsel. In addition, an order permitting access to this discovery in the private patent cases may lead to a partial reopening of the record in the Federal Trade Commission, where the FTC staff has recently made a motion to this effect.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Litigation and Asserted Claims (continued)

Infineon Litigation (continued)

In other pre-trial rulings, the court has confined the parties to the expert reports previously on file and new ones necessitated by the appellate decision or by new documents. The court permitted Infineon to take discovery related to its litigation misconduct allegations, and did permit Infineon to amend its counter claims to add a new legal theory (under California Business and Professions Code §17200) to pursue, among other things, Infineon’s allegations against Rambus of JEDEC misconduct, of purportedly different, newly-asserted forms of deceit, of document spoliation and of litigation misconduct. On June 30 and July 1, 2004, the Virginia court heard the parties’ motions for summary judgment. The court denied Rambus’s motions for summary judgment on Infineon’s monopolization counter-claim and on Infineon’s affirmative patent defenses of indefiniteness, written description and enablement. The court granted Rambus’s motions for summary judgment that spoliation and mail/wire fraud cannot be used in this case as the basis for the “illegal prong” of Infineon’s section 17200 unfair competition counter-claim. The other two prongs to Section 17200 are fraud and unfair competition. The court also granted Rambus’s motion for summary judgment on Infineon’s patent defense of inequitable conduct before the patent office. The court denied both parties’ motions for summary judgment regarding the validity and infringement of the patent claims, except as to U.S. Patent No. 5,954,804 (the “’804 patent”). On July 12, 2004, the court granted Infineon’s motion for summary judgment of non-infringement of the ’804 patent. The court has thus limited Rambus’s infringement case to three patent claims in two of the four patents on which Rambus initially sued Infineon. On July 13, 2004, the court denied Rambus’s motions for summary judgment on the fraud prong of Infineon’s section 17200 counter-claim and on Infineon’s counter-claim for equitable estoppel. On July 23, 2004, the court rejected in significant part Rambus’s motion to dismiss the newly asserted Infineon claim under California Business and Professions Code section 17200. Rambus believes that many of these pre-trial rulings are in error and that the issues to be tried in the Infineon re-trial should be focused on the infringement and validity of the patents in suit and the remedies, including damages, to which Rambus is entitled. Rambus thus anticipates that it may further challenge some of Infineon’s counter-claims prior to trial – on October 4, 2004. Rambus will continue to vigorously defend itself and to vigorously pursue its potential claims.

On August 7, 2000, Rambus filed suit in the District Court in Mannheim, Germany, or the Mannheim court, against Infineon for infringement of one of Rambus’s European patents, European Patent No. 0525068 (the “’068 patent”), which deals with one Rambus technology involving use of an access time register in DRAM. Infineon then challenged the validity of the ’068 patent in the European Patent Office, or EPO. On February 12, 2004, the Technical Appeals Board of the EPO issued a ruling revoking the ’068 patent, which it explained in written findings on May 13, 2004. This ruling does not address or serve to revoke any of Rambus’s other issued or pending patents. On June 18, 2004, Rambus added claims to the Infineon lawsuit from other Rambus patents and directed at Infineon’s DDR products and then, with Infineon’s consent, dismissed the revoked ’068 patent from the case. Further proceedings in Mannheim on the Infineon matter are currently stayed pending a final decision with respect to a related “utility model” patent.

German utility models have shorter terms than patents. Because the term for Rambus’s utility model had already expired, this German proceeding concerned only past royalties. Those proceedings concerned German Utility Model G 91 17 296.9, which was similar in scope to the ’068 European patent. At a hearing on July 19, 2004, an appellate division of the German patent court revoked the 296.9 utility model without providing its reasoning. A written decision is expected, after which Rambus has a right of appeal and expects resolution of that appeal sometime within the next year.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Litigation and Asserted Claims (continued)

Micron Litigation

On August 28, 2000, Micron Technology, Inc., or Micron, filed suit against Rambus in the U.S. District Court in Delaware (USDC Delaware Civil Action No.: 00-792-RRM). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by us, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviews the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and has since been assigned to Judge Kent A. Jordan who has filled the vacancy left by Judge McKelvie. A hearing with Judge Jordan was scheduled for the Delaware Micron case on July 7, 2003, but was taken off the calendar at the request of the parties. On June 29, 2004, Judge Jordan requested a status update from the parties, which the parties submitted on July 22, 2004, with Micron seeking a continuation of the stay (pending final resolution of the FTC and Infineon cases) and Rambus seeking the setting of a trial date in September 2005.

In September 2000, Rambus filed suit against Micron in the Mannheim court, the Tribunal de Grande Instance de Paris in Paris, France, or the Paris court, the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain, or the London court, and the District Court in Monza, Italy, or the Monza court, for infringement of a European patent. Rambus’s German suit against Micron is, like Rambus’s German suit against Infineon, in the Mannheim court. The relevant patent in the Micron case – the ’068 — was subject to the same EPO Technical Appeals board revocation ruling described above with respect to Infineon, which written opinion was issued on May 13, 2004. On June 18, 2004, Rambus dismissed the revoked patent from its infringement case against Micron, with its consent. Further proceedings against Micron in Mannheim, including claims from other Rambus patents directed to Micron’s DDR products, are – as in the Infineon proceedings - currently stayed pending a final decision with respect to the utility model patent.

The French suit and the British suit against Micron have been temporarily stayed pending the validity determination of the EPO. On April 8, 2004, Micron requested that Rambus pay Micron’s costs for the British suit. While the amount remains in dispute, an interim payment may be awarded on July 30, 2004 with a final determination made sometime in or after October 2004. On May 2, 2001, the independent experts appointed by the Monza court issued a report that confirmed the validity of the Rambus patent in suit and determined that Micron’s SDRAM products infringe the Rambus patent. On May 25, 2001, the Monza court declined to grant Rambus a preliminary injunction due to its conclusion that the experts had not addressed one technical issue. Rambus appealed the Monza court’s ruling, and on July 18, 2001, the Appeals Court rejected the appeal on jurisdictional grounds. The infringement suit against Micron in Italy on the first European patent has been stayed, but if it resumes, it will resume in the District Court of Milan rather than in Monza.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Litigation and Asserted Claims (continued)

Micron Litigation (continued)

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

Hynix Litigation

On August 29, 2000, Hyundai Electronics Industries Co., Ltd., or Hyundai, and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California (USDC Northern District of California Case No.: 00-20905 RMW). Since filing suit, Hyundai has changed its name to “Hynix Semiconductor Inc.,” or Hynix. The suit asserts breach of contract in connection with Rambus’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix.

In October 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive damages, and attorneys’ fees. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputes Hynix’s claims and assert infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. On December 17, 2001, the California court stayed the Hynix case until the CAFC decided the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’s counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the court permitted Rambus to move to amend its complaint to add new claims for patent infringement, and Rambus filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the California court considered proposed trial schedules and fully lifted the stay. On March 14, 2003 the California court set the Hynix trial date for November 8, 2004. On April 2, 2003 and following the CAFC’s construction of the appealed patent claim terms, the court set the pretrial schedule. Pursuant to that schedule, Rambus filed and won a motion to vacate a previous collateral estoppel summary judgment order in the Hynix case, accordingly Rambus’s patent infringement claims that were subject to that earlier ruling have been reinstated into the case. That same April 2, 2003 pre-trial schedule set forth dates for summary judgment motions, and for a “Markman” claim construction hearing. On January 12, 2004, both of the parties filed summary judgment motions related to the patents in suit. Rambus filed for summary judgment of infringement on multiple claims in seven of the patents in suit. Hynix filed on a variety of issues relating to alleged invalidity and non-infringement on a subset of Rambus’s asserted claims. Hearings on the proposed claim constructions and on both sides’ motions for partial summary judgment were heard on March 23-24, 2004. An order from the court is expected at any time. In

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Litigation and Asserted Claims (continued)

Hynix Litigation (continued)

light of any collateral order than may result from the two opinions of the Virginia court in the Infineon matter ordering production of Rambus privileged documents and subsequent discovery, which Rambus has appealed, the parties asked the California court to delay the Hynix trial. The trial has been rescheduled to January 24, 2005.

In September 2000, Rambus filed suit against Hynix in the Mannheim court, the Paris court and the London court for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. After the completion of briefing by the parties in response to the Mannheim court’s expert report, as mentioned above with respect to Infineon and Micron, the validity of the same Rambus European patent was confirmed by an opposition board of the EPO, in a hearing conducted on September 10 and 11, 2002. Subsequently, the relevant patent in the Hynix case was subject to the same EPO Technical Appeals board revocation ruling described above with respect to Infineon and Micron, which written opinion was issued on May 13, 2004. The Hynix lawsuit in Mannheim and the French suit have been stayed. In the British suit, Hynix, like Micron, has requested that Rambus pay Hynix’s costs. The amount also remains in dispute. An interim payment may be awarded on July 30, 2004 with a final determination made sometime in or after October, 2004.

Memory Purchasers Class Action

On April 3, 2002, Rambus was served with a complaint in an action entitled Holiday Matinee, Inc. v. Rambus Inc. No. CV 806325, filed in California Superior Court, Santa Clara County. The complaint in that case purported to be on behalf of an alleged class of “indirect purchasers” of memory from January 2000 to March 2002. Plaintiff alleges that those purchasers paid higher prices for various types of DRAM due to Rambus’s involvement in JEDEC and its alleged unlawful use of market power in the various DRAM markets to coerce vendors of equipment using that technology to enter into supposed agreements in restraint of trade. Rambus filed a demurrer to an amended version of the Holiday Matinee complaint and a hearing was held on this demurrer on December 10, 2002. The court granted Rambus’s demurrer and gave plaintiff leave to further amend its complaint. After plaintiff filed its second amended complaint, Rambus demurred successfully again and plaintiff moved to dismiss its complaint with prejudice, reserving however, their rights of appeal from the decisions against them. That motion was granted on April 17, 2003 when the complaint was dismissed with prejudice. On May 27, 2004, the California Court of Appeal affirmed the trial court’s dismissal. No further appeal has been taken to the California Supreme Court and, plaintiffs’ time to file to an appeal has expired.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission, or FTC, filed a complaint against Rambus. The FTC has alleged that through Rambus’s action and inaction at JEDEC, Rambus violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in – or that by acting with intent to monopolize it created a dangerous probability of monopolization in – synchronous DRAM technology markets. The FTC has also alleged that Rambus’s action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC has sought to enjoin Rambus’s right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Litigation and Asserted Claims (continued)

FTC Litigation (continued)

On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and Rambus filed its answer to the complaint on July 29, 2002. There was substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge, or ALJ, denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against Rambus as sanctions for what the ALJ called Rambus’s “gross negligence” in implementing Rambus’s document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice, or DOJ, successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by Rambus pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. Rambus was informed that Rambus is not a target of the DOJ investigation. The ALJ denied Rambus’s motion for summary judgment and entered other rulings on pre-hearing motions in the action. The parties filed pre-hearing briefs on April 22, 2003. The administrative hearing began on April 30, 2003. It ended on August 1, 2003, with closing arguments on October 8, 2003. On February 17, 2004, the FTC ALJ issued his initial decision dismissing the FTC’s Complaint against Rambus on multiple independent grounds. Complaint counsel filed their opening appellate brief on April 16, 2004. Rambus opposed this brief and filed its own cross-appeal on June 2, 2004. Briefing to the five FTC Commissioners on this appeal was concluded on July 16, 2004. The oral argument has been scheduled for September 21, 2004. Rambus intends to continue to vigorously defend itself in this matter.

On or about April 22, 2003, Rambus received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations. Rambus answered those requests on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the EU in late July, and on October 8, 2003, at the request of the Directorate, filed its response. Rambus has not heard from the EU on this matter since that date.

Collusion Case

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§16720), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§16720), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§17200). Damages are estimated to exceed $1 billion dollars. This lawsuit is based on evidence — some endorsed in the fact findings that are part of the FTC ALJ’s February 17, 2004 initial decision — indicating that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’s RDRAM product. Defendants have not yet answered the complaint or responded to Rambus’s discovery requests.

Potential Future Litigation

In addition to the above, the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that litigation related to these various additional products, if brought, will be successful.

9. Subsequent Events

On July 15, 2004, Rambus and Cadence Design Systems, Inc., or Cadence, announced Rambus’s acquisition of certain serial link intellectual property assets from Cadence. The acquisition requires Rambus to pay Cadence $11 million initially. In addition, Rambus has the option, upon the satisfaction of certain milestones by Cadence, to acquire additional serial link intellectual property assets for an additional $5 million. The parties also executed an OEM agreement and a licensing agreement related to serial link foundry cells, which include the purchased assets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains forward-looking statements, as well as assumptions that if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, without limitation, our predictions regarding the following:

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

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from those express or implied by such forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Risk Factors” in this document and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

Overview

Rambus creates a broad range of chip interface technologies that boost the time-to-market, performance, and cost-effectiveness of our customers’ semiconductor and system products. These solutions are used in a broad range of computing, consumer electronics and communications applications. Our interface solutions can be grouped into two major categories: memory interfaces and logic interfaces. Our memory interface solutions provide an interface between memory chips and logic chips. Our logic interface solutions provide an interface between two logic chips. These solutions are currently covered by more than 330 U.S. and international patents, and we currently have over 330 patent applications pending. These patents and patent applications cover important innovations in memory, logic and serial interfaces. We believe that our advanced and proprietary chip interface solutions reduce the time spent, effort expended and risk incurred by our customers in developing alternative chip interface solutions themselves, thereby improving the time-to-market of their products. In addition, our solutions increase the data transfer rate between semiconductor chips, improving performance and reducing systems costs.

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

Royalties represent a substantial portion of our total revenue. The remaining part of our revenue is contract revenue which includes license fees and engineering services fees. Amounts invoiced to our customers in excess of recognized revenue are recorded as deferred revenue. The timing of these invoices and the amounts invoiced to customers can vary significantly depending on specific contract terms and can have a significant impact on deferred revenues in any given period.

In the three and six months ended June 30, 2004, revenues from our top five licensees accounted for approximately 73% and 76% of our revenues respectively. In the quarter ended June 30, 2004, revenue from Intel, Elpida Memory, Inc., or Elpida, and Toshiba Corporation, or Toshiba, each accounted for greater than 10% of our total revenues. Our revenue from companies based outside of the United States accounted for 66% of our total revenues for both the three and six months ended June 30, 2004. We expect to have significant revenues from companies based outside the United States for the foreseeable future.

For the last four years, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict during this time and we anticipate future litigation expenses to continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue would likely decline.

Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations and the percentage change of such items between periods (unaudited):

	Percent of Total Revenues Three Months Ended June 30,		Percent of Total Revenues Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Contract revenues	15.3%	12.8%	15.4%	12.2%
Royalties	84.7%	87.2%	84.6%	87.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	14.2%	11.5%	15.1%	11.4%
Research and development	22.7%	27.9%	22.7%	26.9%
Marketing, general & administrative	19.2%	20.6%	20.4%	21.1%
Litigation expense	13.6%	21.7%	13.2%	23.4%

Total costs and expenses	69.7%	81.7%	71.4%	82.8%

Operating income	30.3%	18.3%	28.6%	17.2%
Interest and other income, net	6.3%	4.5%	9.3%	7.5%

Income before income taxes	36.6%	22.8%	37.9%	24.7%
Provision for income taxes	12.8%	7.3%	13.3%	7.9%

Net income	23.8%	15.5%	24.6%	16.8%

Total revenues (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Revenues:
Contract revenues	$5.4	$3.7	45.9%	$10.4	$7.0	48.6%
Royalties	$29.6	$25.5	16.1%	$57.1	$50.3	13.5%

Total revenues	$35.0	$29.2	19.9%	$67.5	$57.3	17.8%

Revenues were $35.0 million and $29.2 million in the quarters ended June 30, 2004 and 2003, respectively, and $67.5 million and $57.3 million in the six months ended June 30, 2004 and 2003, respectively.

Contract revenues were $5.4 million and $3.7 million in the quarters ended June 30, 2004 and 2003, respectively, and $10.4 million and $7.0 million in the six months ended June 30, 2004 and 2003, respectively. For the quarter and the six months ended June 30, 2004 and 2003, the change in contract revenue was due primarily to the increase in recognition of revenue associated with our XDR and Redwood interface technologies contracts. Contract revenues also increased due to the increase in recognition of revenue associated with our RaSer interface technologies contracts. We recognize revenue on XDR and Redwood licenses using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor hours incurred. The increase in recognized revenue in 2004 was the result of the addition of two new contracts that we began recognizing revenue on in the second and third quarters of 2003, and an increase in the amount of work performed under these contracts in 2004 as compared with the same time period in 2003. We currently expect to recognize revenue on our existing XDR and Redwood interface technologies contracts through 2005.

Royalty revenues were $29.6 million and $25.5 million in the quarters ended June 30, 2004 and 2003, respectively, and $57.1 million and $50.3 million in the six months ended June 30, 2004 and 2003, respectively.

In the quarter and six months ended June 30, 2004, our largest category of royalties related to the license of our patents for SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products in the three and six months ended June 30, 2004 as compared with the same time periods in 2003 primarily due to increased royalties on increased shipments of SDRAM controllers and DDR memory devices. As of June 30, 2004, royalties were recognized based on a percentage of the licensee’s revenue with the exception of one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. During the second quarter of 2004, an additional contract was amended with a licensee to allow for fixed quarterly payments in subsequent periods until there is a favorable resolution to the pending litigation. During the first quarter of 2003, there was a licensee that had been previously paying a fixed quarterly sum. As a result of the January 29, 2003 Court of Appeals decision, the licensee, who was previously paying a fixed quarterly sum for SDRAM and DDR-compatible royalties, reverted back to paying variable royalties in the second quarter of 2003.

The Intel cross-license agreement represented the second largest category of royalties in the quarter and six months ended June 30, 2004. Royalties under this agreement were unchanged in the quarter and six months ended June 30, 2004 compared to the same periods in 2003. We expect to continue recognizing revenue on this agreement through the second quarter of 2006, at which time, Intel will have a paid-up license for the use of all of our patents claiming priority prior to September 2006.

Payments from licensees’ shipments of RDRAM memory chips and controllers that connect to RDRAM memory chips comprised the third largest category of our royalties in the quarter and six months ended June 30, 2004. RDRAM royalties decreased in the quarter and six months ended June 30, 2004 as compared to the same time periods in 2003. We believe this decrease was mostly driven by a decline in shipments of RDRAM memory chips for Intel’s 850E chipset partially offset by an increase in RDRAM controller chips.

Certain semiconductor companies are now marketing semiconductors which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip memory interface. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty-generating licenses were not entered into between us and the manufacturers and/or users of the embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. However, we believe embedded DRAM does not appear to be gaining significant acceptance in the industry. We do not currently receive royalties for embedded DRAM. There can be no assurance that competition from embedded DRAM will not increase in the future.

Engineering Costs (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Cost of contract revenues	$5.0	$3.3	51.5%	$10.2	$6.6	54.5%
Research and development	$7.9	$8.1	(2.5)%	$15.3	$15.4	(0.6)%

Total Engineering Costs	$12.9	$11.4	13.2%	$25.5	$22.0	15.9%

Engineering costs, consisting of cost of contract revenues and research and development, were $12.9 million and $11.4 million in the quarters ended June 30, 2004 and 2003, respectively, and $25.5 million and $22.0 million in the six months ended June 30, 2004 and 2003, respectively. This increase in engineering costs was primarily a result of hiring approximately 20 additional engineering personnel and amortization costs of intangible assets relating to our acquisition of Velio.

Cost of contract revenues were $5.0 million and $3.3 million in the quarters ended June 30, 2004 and 2003, respectively, and $10.2 million and $6.6 million in the six months ended June 30, 2004 and 2003, respectively. This increase in engineering costs was primarily a result of the hiring of engineering personnel and amortization costs as part of our acquisition of high speed signaling assets of Velio, and an increase in the amount of customer specific work associated with RaSer products. We believe the cost of contract revenues will continue to fluctuate over time both in absolute dollars and as a percentage of revenue based on our ongoing contractual requirements.

Research and development expenses were $7.9 million and $8.1 million in the quarters ended June 30, 2004 and 2003, respectively, and $15.3 million and $15.4 million in the six months ended June 30, 2004 and 2003, respectively. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. A change in engineering headcount in any given period will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue.

Marketing, general and administrative costs (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Marketing, general & administrative	$6.7	$6.0	11.7%	$13.8	$12.1	14.0%
Litigation expense	$4.8	$6.4	(25.0)%	$8.9	$13.4	(33.6)%

Total marketing, general and administrative costs	$11.5	$12.4	(7.3)%	$22.7	$25.5	(11.0)%

Total marketing, general and administrative expenses were $11.5 million and $12.4 million in the quarters ended June 30, 2004 and 2003, respectively, and $22.7 million and $25.5 million in the six months ended June 30, 2004 and 2003, respectively. This decrease in total marketing, general and administrative expenses was due to decreased litigation costs associated with the defense of our intellectual property. Litigation costs were $4.8 million and $6.4 million in the quarters ended June 30, 2004 and 2003, respectively and $8.9 million and $13.4 million in the six months ended June 30, 2004 and 2003, respectively. This decrease in litigation expenses was due to relatively higher spending in preparation for the FTC hearing in 2003. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect litigation expenses will increase in the second half of 2004 relative to 2003 as we continue to engage in simultaneous litigation in multiple jurisdictions.

In the quarter and six months ended June 30, 2004, marketing, general and administrative costs, excluding litigation expenses, increased by $0.7 million and $1.7 million over the same time periods in 2003. The increase in the quarter ended June 30, 2004 was due to increased investments in sales and marketing, increased general legal expenses, including contracts and patent licensing, and increased corporate governance costs. The increase in the six months ended June 30, 2004 was due to increased general legal expenses, including contracts and patent licensing, increased investments in sales and marketing, increased corporate governance costs and increased payroll related costs. In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal and other marketing and administrative activities undertaken and the change in sales, marketing and administrative headcount in any given period.

Interest and other income, net (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Interest and other income, net	$2.2	$1.3	69.2%	$6.3	$4.3	46.5%

Interest and other income, net consists primarily of gains on the sale of equity investments and interest income from our cash investments. Interest and other income was $2.2 and $1.3 million in the quarter ended June 30, 2004 and 2003, respectively, and $6.3 and $4.3 million for the six months ended June 30, 2004 and 2003, respectively. In the quarter ended June 30, 2004, the increase was due to a pre-tax gain of $0.5 million on the proceeds from the letter of credit associated with a building we had sublet and a pre-tax gain of $0.4 million related to the sale of the remaining 15% of our investment in Tessera Technologies, or Tessera. In the six months ended June 30, 2004, the increase was primarily due a pre-tax gain of $3.6 million on the sale of our investment in Tessera and a pre-tax gain of $0.5 million on the proceeds from the letter of credit associated with a building we had sublet. In the six months ended June 30, 2003, we had a pre-tax gain of $1.7 million resulting from the divestiture of our investment in NurLogic Design, Inc.

Provision for income taxes (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Provision for income taxes	$4.5	$2.1	114.3%	$9.0	$4.5	100.0%

The provision for income taxes was $4.5 million and $2.1 million in the quarters ended June 30, 2004 and 2003, respectively, and $9.0 million and $4.5 million in the six months ended June 30, 2004 and 2003, respectively. In the second quarter of 2004, our effective tax rate was 35% as compared to a rate of 32% in the second quarter of 2003, as a result of increased profitability in 2004 and the fact that the United States Research & Development tax credit has not been extended beyond June 30, 2004.

At June 30, 2004, our balance sheet included net deferred tax assets of approximately $72.5 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating losses and research and development credit carryforwards. In the six months ended June 2004, we increased our net deferred tax assets by $16.8 million, mainly due to tax benefits from the exercise of employee stock options.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the plan, the Board of Directors has authorized the purchase in open market transactions of up to ten million shares of outstanding Rambus Common Stock over an undefined period of time. As of June 30, 2004, Rambus has repurchased 7.0 million shares of Rambus Common Stock. A total of 842,000 shares were repurchased at an average price of $16.65, in the second quarter of 2004. As of June 30, 2004, there remained an outstanding authorization to repurchase 3.0 million shares of outstanding Rambus Common Stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Litigation

•	Marketable Securities

•	Income Taxes

Revenue Recognition

Our revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) RDRAM licenses, which are licenses for chips fully compatible with the RDRAM memory interface, (2) XDR and Redwood licenses, which are licenses for chips fully compatible with the XDR and Redwood interfaces, (3) RaSer licenses, which are licenses for our RaSer interface that licensees integrate into their logic semiconductors, (4) a patent cross-license with Intel and (5) SDRAM and DDR-compatible licenses, which are licenses that cover the use of our patents and other intellectual property in SDRAM and DDR memory devices and controllers which control such memory. We do not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. We recognize royalty revenues upon notification of sale by our licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales take place. We engage accounting firms independent of our external auditors to perform, on our behalf, periodic audits of some of our licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined.

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

We recognize revenue on RDRAM licenses in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position (or SOP) No. 97-2, and SOP 98-9, “Software Revenue Recognition.” These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements include license fees, engineering service fees and post-contract customer support. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of such services and ongoing customer support. We have not established vendor specific objective evidence, or VSOE, for such contract elements including post-contract customer support. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract customer support periods were less than the original assumptions, the contract fees would be recognized ratably over an accelerated period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

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

Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees

RaSer licenses. RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Revenues from license fees and engineering fees are currently recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract.

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

Litigation

As of June 30, 2004, we are involved in certain legal proceedings, as discussed in Note 8 of our unaudited consolidated financial statements on page 13. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, net of taxes, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recorded in our consolidated statement of operations. If we believe that an other than temporary decline exists, it is our policy to record a valuation allowance to reduce aggregate investments to fair value and record the related charge as a reduction of interest income.

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

We assess the likelihood that our deferred tax assets will be recovered in the future through reductions of taxes that would otherwise be payable. This assessment is based in part on estimates of future taxable income and tax credits. The actual taxable income realized in the future and the other factors that determine how much benefit we ultimately could realize from our deferred tax assets may vary materially from our estimates.

At June 30, 2004, our balance sheet included net deferred tax assets of approximately $72.5 million, primarily relating to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating losses and research and development credit carryforwards. In the six months ended June 2004, we increased our net deferred tax assets by $16.8 million, mainly due to the tax benefits from the exercise of employee stock options.

To the extent we believe that recovery of a tax asset included on the balance sheet is not likely or is uncertain, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we include an expense within the tax provision in the statement of operations. Significant judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of June 30, 2004, we have recorded a valuation allowance of $1.1 million due to uncertainties related to our ability to recover certain of our deferred tax assets. In the event that actual results differ from the estimates or we adjust in future periods the estimates upon which the valuation allowance has been determined, we may need to record additional valuation allowance, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

	Six Months Ended June 30,		Increase (Decrease)
Cash flows (in millions)	2004	2003
Net cash provided by operating activities	$24.9	$7.4	$17.5

Net cash provided by (used in) investing activities	$(42.9)	$28.9	$(71.8)

Net cash provided by (used in) financing activities	$19.0	$(5.6)	$24.6

As of June 30, 2004, we had cash and cash equivalents and marketable securities of $231.7 million, including a long-term component of $145.7 million. As of June 30, 2004, we had total working capital of $69.1 million, including a short-term component of deferred revenue of $23.3 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Our operating activities provided net cash of $24.9 million and $7.4 million for the six months ended June 30, 2004 and 2003, respectively. Cash generated in the six months ended June 30, 2004 was primarily the result of net income adjusted for depreciation, a decrease in accounts receivable of $9.8 million primarily related to payments received under XDR and Redwood interface contracts and an increase of the tax benefit of stock options exercised of $21.9 million. This cash generated from operations was partially offset by an increase in prepaid, deferred taxes and other assets of $17.3 million and by a net decrease in deferred revenue of $7.7 million. The decrease in deferred revenue represents revenues recognized in excess of contract billings.

Net cash used in investing activities was $42.9 million in the six months ended June 30, 2004, compared to net cash provided by investing activities of $28.9 million in the six months ended June 30, 2003. Investing activities in the six months ended June 30, 2004 primarily consisted of purchases and maturities of marketable securities and purchases of property and equipment, partially offset by proceeds of $5.6 million from the sale of our investment in Tessera Technologies.

Net cash provided by financing activities was $19.0 million in the six months ended June 30, 2004 compared to $5.6 million used in financing activities in the same time period in 2003. For the six months ended June 30, 2004, we generated net proceeds of $33.0 million from the issuance of Common Stock associated with exercises of employee stock options and stock issued under the employee stock purchase plan. The cash generated from the issuance of Common Stock was partially offset by $14.0 million used to repurchase Common Stock.

We currently anticipate that existing cash balances will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We relocated our headquarters at the beginning of 2001, and entered into an agreement to sublet our previous Mountain View facilities through the end of the existing lease term in February 2005. On January 26, 2004, we were notified that our subtenant filed for bankruptcy protection.

We lease our present office facilities in Los Altos, California, under an operating lease agreement. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy.

On December 24, 2003, we completed the acquisition of certain high-speed signaling assets from Velio. This purchase included subleasing from Velio an engineering facility in Chapel Hill, North Carolina. The Chapel Hill sublease originally ended in March 2004 and was extended through June 2004. We have also signed a lease for a new facility in Chapel Hill, where our North Carolina employees relocated in June 2004.

As of June 30, 2004, our material net contractual obligations are (in thousands):

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$34,379	$5,975	$10,126	$10,224	$8,054

Total	$34,379	$5,975	$10,126	$10,224	$8,054

Risk Factors

We face current and potential adverse determinations in litigation stemming from our efforts to protect our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM-compatible and DDR-compatible products in 2000-01, we became involved in litigation related to such efforts. As of June 30, 2004, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) based on various allegations including that we engaged in litigation misconduct and/or acted improperly during our 1991-96 participation in the JEDEC standard setting organization. For example, Infineon has indicated that it may, by pointing to documents not produced by us in time for the 2001 trial, try to set aside the 2003 Federal Circuit decision in our favor and reopen all of its now-dismissed JEDEC-related claims against us. Infineon has also complained about the alleged destruction of evidence through our document retention programs. And Infineon has recently amended its counterclaims with leave of court, thereby attempting to assert other legal theories related to what it calls unfair business practices and JEDEC misconduct. While we believe that these new legal theories are meritless, the trial court has rejected most of our pre-trial arguments against such claims. There can be no assurance that Infineon and or others will not succeed with such claims or that Infineon and or others will not in some other way establish broad defenses against our patents or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration.

Any of these matters, whether or not determined in our favor or settled by us, is costly and diverts the efforts and attention of our management and technical personnel from normal business operations. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights, beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Failure to achieve positive results in litigation will also result in a failure to trigger certain contractual provisions which would convert certain flat rate royalty arrangements to per unit royalties. These results could cause a substantial decline in our revenues.

An adverse resolution by or with a governmental agency, such as the FTC or the European Patent Office, could result in severe limitations on our ability to protect and license our intellectual property and which would cause our revenues to decline substantially.

If there were an adverse determination by, or other resolution with, a government agency, we may be limited in enforcing our intellectual property rights and obtaining licenses, which would cause our revenues to decline substantially. For example, in April 2003, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications, during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing ouintellectual property rights in patents with a priority date prior to May 1996. Although the initial decision in the FTC proceeding supported Rambus and dismissed the complaint, that initial decision has been appealed by the FTC staff and may be reversed by the FTC or subject to some future compromise. The European Commission has directed inquiries to us relating to similar topics. If proceedings by one of these agencies, or any other governmental agency, resulted in a resolution that could limit our ability to enforce or license our intellectual property, our revenues could decline substantially. In addition, on February 12, 2004, the Technical Appeals Board of the European Patent Office issued a ruling revoking the European Patent No. 0525068. If a sufficient number of our other patents are similarly impaired or revoked, that could also limit our ability to enforce or license our intellectual property our revenues would decline substantially.

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

In the quarter and six months ended June 30, 2004, revenues from our top five licensees accounted for approximately 73% and 76% of our revenues respectively. This compares with the three and six months ended June 30, 2003 where revenue from our top five licensees accounted for 84% and 86% of our revenues, respectively. In the quarter ended June 30, 2004, revenues from Intel, Elpida and Toshiba, each accounted for greater than 10% of our total revenues. In addition, during the three months ended June 30, 2003, revenue from Intel, Toshiba and Samsung Electronics Co., Ltd, or Samsung, each accounted for greater than 10% of total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

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

Our financial results are materially dependent upon Intel, and if we cannot maintain this relationship into the future our results of operations may decline significantly.

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

Our licensing cycle is lengthy and costly which makes it difficult to predict future revenues, which may cause us to miss analysts’ estimates and may result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates and may cause our stock price to decline

Our financial results are materially dependent on the DRAM market, which may experience declines in price and unit volume per system, which could cause our revenue to decline.

For the quarter ended June 30, 2004, a material portion of our royalties was derived from the sale of DRAM. Except with respect to those licensees with whom we have fixed royalty arrangements, royalties on DRAM are based on the volumes and prices of DRAM manufactured and sold by our licensees.

Therefore, the royalties we receive are influenced by many of the risks faced by the DRAM market in general, including constraints on the volumes shipped during periods of shortage and reduced average selling prices, or ASPs, during periods of surplus. The DRAM market is intensely competitive and generally is characterized by declining ASPs over the life of a generation of chips. Such price decreases, and the corresponding decreases in per unit royalties we receive, can be sudden and dramatic. Compounding the effect of price decreases is the fact that, under certain of our RDRAM license agreements, royalty rates decrease or cease, as a function of time or volume. The decreases in DRAM prices, shipment volumes or in our royalty rates could cause our revenue to decline.

Our revenue could decline if sales made by systems companies decline.

Although sales of semiconductors to system companies that have adopted our interfaces for their products are not made directly by us, such sales directly affect the amount of royalties we receive from semiconductors. Therefore, our success is partially dependent upon the adoption of our chip interfaces by system companies, particularly those that develop and market high-volume business and consumer products such as PCs and video game consoles. We are subject to many risks beyond our control that influence the success or failure of a particular system company, including, among others:

•	competition faced by a system company in its particular industry;

•	the timely introduction and market acceptance of a system company’s products;

•	the engineering, sales and marketing and management capabilities of a system company;

•	technical challenges unrelated to our interfaces faced by a system company in developing its products; and

•	the financial and other resources of the system company.

The process of persuading system companies to adopt our chip interface can be lengthy and, even if adopted, there can be no assurance that our interfaces will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We must dedicate substantial resources to market to, and support, system companies, in addition to supporting the sales, marketing and technical efforts of our licensees in promoting our interfaces to system companies. Even if a systems company develops a product based on our interface, success in the market will depend in part on a supply of semiconductors from our licensees in sufficient quantities and at commercially attractive prices. Because we do not control the business practices of our licensees, we have no ability to establish the prices at which the chips containing our interfaces are made available to system companies or the degree to which our licensees promote our interfaces to system companies.

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

In addition, certain semiconductor companies are now marketing semiconductors that combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip interface to memory. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty-generating licenses were not entered into between us and the manufacturers and/or users of the embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. We do not currently receive royalties for embedded DRAM. There can be no assurance that competition from embedded DRAM will not increase in the future.

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

With respect to our recently announced DDR controller interface cell business, we face additional competition from semiconductor companies who develop their own DDR controller interfaces, as well as competitors who license similar DDR controller interface cells. We also see competition from companies who sell partial solutions. Although these and other competing efforts may infringe our existing or future patents, we may face increased competition in the future that could negatively impact our DDR controller interface cell business.

If we cannot effectively compete in these primary market areas, our results of operations could suffer.

If market leaders do not adopt our interface products, our results of operation could decline.

An important part of our strategy for our interfaces is to penetrate markets by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting our interfaces. If a high-profile industry participant adopts our interfaces but fails to achieve success with its products or adopts and achieves success with a competing interface, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging our memory solutions adopted by their competitors or a strategy of otherwise undermining the market adoption of our solutions. If any of these events occur and market leaders do not successfully adopt our technologies, our results of operations could decline.

If we fail to gain and maintain acceptance of our technology in high-volume consumer products, our business results could suffer.

Our strategy includes the gaining of acceptance of our technology in high-volume consumer applications. These applications include video game consoles, such as the Sony PlayStation®2, digital TVs and set-top boxes. There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in generating expected royalties, nor can there be any assurance that any of our technologies selected for licensing will be implemented in a commercially developed or distributed product.

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

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. We have implemented a royalty audit program, which consists of periodic royalty audits of our major licensees, using accounting firms that are independent of our external auditors, PricewaterhouseCoopers LLP. We have performed royalty audits from time to time but we primarily rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. The result of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits or dispute resolutions may result in us missing analyst estimates and causing our stock price to decline. The royalty audit may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

Our inexperience in managing rapid growth or acquisitions could strain our resources and cause our financial results to decline.

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Such expansion could come from internal growth or acquisitions, such as our recent acquisition of certain intellectual property assets from Cadence Design Systems, Inc. Our licensees and system customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our chip interface technologies. In addition, relationships with new licensees or system companies generally require significant engineering support. As a result, any increases in adoption of our interfaces will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our interface technologies and to remain competitive. The rapid rate of hiring or integrating new employees, managing an acquisition, or coordinating a third party sales relationship with a substantially larger sales force, could be disruptive and could adversely affect the efficiency of our business or cause conflicts in our distribution or sales channels.

Certain acquisitions may involve business models with which we are unfamiliar. The rate of our future expansion, if any, in combination with the complexity of the interfaces involved in our licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of the licensees and system companies. Furthermore, we may be required to reorganize our managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect resulting from our lack of effective management in any of these areas will be magnified. Our inability to manage the expansion of our business could cause our financial results to decline.

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

The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing improvements. We derive most of our revenue from our chip interface technologies that we have patented. We expect that this dependence on our fundamental technology will continue for the foreseeable future. The introduction or market acceptance of competing interfaces that render our chip interfaces less desirable or obsolete would have a rapid and material adverse effect on our business, results of operations and financial condition. The announcement of new chip interfaces by us could cause licensees or system companies to delay or defer entering into arrangements for the use of our current interfaces, which could have a material adverse effect on our business, financial results and condition of operations. We are dependent on the industry to develop test solutions that are adequate to test our interfaces and to supply such test solutions to our customers and us.

Our continued success depends on our ability to introduce and patent enhancements and new generations of our chip interface technologies that keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. We must continually devote significant engineering resources to addressing the ever-increasing need for higher speed chip interfaces associated with increases in the speed of microprocessors and other controllers. The technical innovations that are required for us to be successful are inherently complex and require long development cycles, and there can be no assurance that our development efforts will ultimately be successful. In addition, these innovations must be:

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

Any dispute regarding our intellectual property may require us to indemnify certain licensees, the cost of which could severely hamper our business operations and financial condition.

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

We face risks associated with our international operations and licenses, which could result in a material adverse effect on our business, financial condition and results of operations.

For the six months ended June 30, 2004 and 2003, international revenues constituted approximately 66% and 63% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future.

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

The trading price of our common stock has been subject to very wide fluctuations which may continue in the future in response to, among other things, the following:

•	any progress, or lack of progress, real or perceived, in the development of products that incorporate our chip interfaces;

•	our signing or not signing new licensees;

•	new litigation or developments in current litigation;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results; and

•	developments with respect to patents or proprietary rights and other events or factors.

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

For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have created a reduction to net income of $8.7 million, and $7.7 million, net of tax, for the quarters ended June 30, 2004 and 2003, respectively. This would have resulted in a net loss of $0.4 million and $3.2 million for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, we would have had a reduction to our net income of $15.7 million and $14.2 million, net of tax, respectively. This would have resulted in a net income of $0.9 million and a net loss of $4.6 million for the six months ended June 30, 2004 and 2003, respectively.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our outstanding voting stock, the person is an “interested stockholder” and may not engage in any “business combination” with us for a period of three years from the time the person acquired 15% or more of our outstanding voting stock.

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

We are subject to risks arising from adverse changes in domestic and global economic conditions. Because of the economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments. The impact of this slow down on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that incorporate our chip interface technology, our royalty revenues could decline, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at June 30, 2004.

	Carrying Value	Average Rate of Return at June 30, 2004
	(in thousands)	(annualized)
Marketable Securities
Cash Equivalents	$45,341	1.28%
United States government debt securities	122,165	2.01%
Corporate notes and bonds	65,703	2.28%
Municipal notes and bonds	2,070	2.13%

	$235,279

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

Our review of our internal controls over financial reporting was made within the context of the relevant professional auditing standards defining “internal controls over financial reporting,” “significant deficiencies,” and “material weaknesses.” As part of our evaluation of internal controls over financial reporting, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on going procedures.

Conclusions Regarding Disclosure Controls and Procedures

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Conclusions Regarding Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 8 entitled “Litigation and Asserted Claims” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a share repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the plan, the Board has authorized the purchase in open market transactions of up to ten million shares of outstanding Rambus Common Stock over an undefined period of time. As of June 30, 2004, Rambus has repurchased 7.0 million shares of Rambus Common Stock. A total of 842,000 shares were repurchased at an average price of $16.65, in the second quarter of 2004. As of June 30, 2004, there remained an outstanding authorization to repurchase 3.0 million shares of outstanding Rambus Common Stock as represented by the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/04 - 4/30/04	—	—	—	3,842,937
5/1/04 - 5/31/04	—	—	—	3,842,937
6/1/04 - 6/30/04	842,400	$16.65	842,400	3,000,537

Total	842,400	$16.65	842,400	3,000,537

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 4, 2004 (the “Annual Meeting”). At the Annual Meeting, stockholders voted on two matters: (i) the election of three Class I directors for a term of two years expiring at our annual meeting in 2006, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2004. The stockholders elected the nominees of the Corporate Governance/Nominating Committee as the Class I directors and ratified the appointment of the independent auditors by the following votes:

(i) Election of five Class I directors for a term of two years expiring in 2006:

	Votes For	Votes Withheld
Bruce Dunlevie	75,260,893	12,157,168
Charles Geschke	76,578,445	10,839,616
Mark Horowitz	71,122,012	16,296,049
Harold Hughes	85,696,694	1,721,367
David Mooring	86,012,382	1,405,679

Our Board of Directors is currently comprised of nine members who are divided into two classes with overlapping two-year terms. The term for Class I directors (Bruce Dunlevie, Charles Geschke, Mark Horowitz, Harold Hughes and David Mooring) will expire at the annual meeting of stockholders to be held in 2006. The term for Class II directors (William Davidow, P. Michael Farmwald, Kevin Kennedy and Geoff Tate) will expire at the annual meeting of stockholders to be held in 2005.

(ii) Ratification of appointment of PricewaterhouseCoopers LLP as our independent auditors:

Votes For	Votes Against	Abstentions
85,546,858	1,666,158	205,045

There were 102,064,925 shares issued, outstanding and eligible to vote at the meeting.

Item 5. Other Information – Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Please refer to the Exhibit Index of this report on Form 10-Q.

(b)	Reports on Form 8-K

A report on Form 8-K filed May 5, 2004, reporting under Items 5 and 7 that on May 5, 2004, we issued a press release announcing our filing of our anti-trust and unfair competition lawsuit against certain computer memory manufacturers.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: July 28, 2004	By:	/s/ Robert K. Eulau
Robert K. Eulau,
Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3(15)	Amended and Restated Bylaws of Registrant dated November 21, 2002.

3.4(17)	Amendment to Amended and Restated Bylaws of Registrant dated March 28, 2003.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3(13)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.

4.3.2(18)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.

4.4(7)	Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.4(1)(2)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.4.1(4)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.5(11)	1990 Stock Plan, as amended, and related forms of agreements.

10.6(19)	1997 Stock Plan (as amended and restated as of July 10, 2003).

10.7(11)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.8(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.

10.10(6)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos–El Camino Associates, LLC.

10.1l(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.12(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.13(8)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.14(9)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.15(2)(14)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

10.16(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

10.17(10)(17)	Development Agreement, dated as of January 6, 2003, between Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

10.18(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.

10.19(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.

10.20(20)	David Mooring Employment Agreement, dated as of January 14, 2004, between Registrant and David Mooring

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
(6)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(9)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(10)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(11)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(12)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(13)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(14)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(15)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(17)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(18)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(19)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.
(20)	Incorporated by reference to the Form 10-Q filed on April 29, 2004.