Form 10-Q
period 2004-09-30
RAMBUS INC
filed 2004-10-29
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 101,770,944 as of October 19, 2004.

RAMBUS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28,443	$42,005
Marketable securities	88,507	24,777
Accounts receivable	1,742	10,263
Prepaid and deferred taxes	12,310	12,890
Prepaids and other current assets	4,487	5,652

Total current assets	135,489	95,587
Property and equipment, net	17,892	10,965
Marketable securities, long-term	102,123	121,756
Restricted investments	4,816	4,576
Deferred taxes, long-term	69,198	43,557
Purchased intangible assets	22,672	13,184
Other assets	1,171	3,461

Total assets	$353,361	$293,086

LIABILITIES
Current liabilities:
Accounts payable	$3,634	$2,776
Accrued salaries and benefits	5,038	4,369
Other accrued liabilities	7,121	3,659
Deferred revenue	24,485	24,180

Total current liabilities	40,278	34,984
Deferred revenue, less current portion	5,453	18,022

Total liabilities	45,731	53,006

Commitments and contingencies (Notes 6 and 8)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at September 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 101,748,603 shares at September 30, 2004 and 99,154,444 shares at December 31, 2003	102	99
Additional paid-in capital	319,720	278,187
Accumulated deficit	(11,392)	(38,407)
Accumulated other comprehensive income	(800)	201

Total stockholders’ equity	307,630	240,080

Total liabilities and stockholders’ equity	$353,361	$293,086

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Contract revenues	$8,276	$4,005	$18,704	$11,015
Royalties	30,483	24,555	87,561	74,819

Total revenues	38,759	28,560	106,265	85,834

Costs and expenses:
Cost of contract revenues	4,543	4,247	14,734	10,805
Research and development	8,841	7,565	24,197	22,968
Marketing, general and administrative	14,727	10,361	37,406	35,866

Total costs and expenses	28,111	22,173	76,337	69,639

Operating income	10,648	6,387	29,928	16,195
Interest and other income, net	1,149	976	7,452	5,281

Income before income taxes	11,797	7,363	37,380	21,476
Provision for income taxes	1,410	2,356	10,364	6,872

Net income	$10,387	$5,007	$27,016	$14,604

Net income per share:
Basic	$0.10	$0.05	$0.27	$0.15

Diluted	$0.10	$0.05	$0.24	$0.14

Number of shares used in per share calculations:
Basic	101,875	97,498	101,781	97,361

Diluted	107,573	106,001	110,441	105,044

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$27,016	$14,604
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	28,695	6,984
Depreciation	3,911	4,145
Amortization of intangible assets	1,580	—
Decrease in valuation allowance related to investments	—	(1,231)
Gain on sale of investment	(3,598)	—
Change in operating assets and liabilities:
Accounts receivable	8,521	(1,907)
Prepaids, deferred taxes and other assets	(23,605)	(7,921)
Accounts payable, accrued salaries and benefits and other accrued liabilities	4,988	(300)
Increases in deferred revenue	12,244	24,738
Decreases in deferred revenue	(24,508)	(26,865)

Net cash provided by operating activities	35,244	12,247

Cash flows from investing activities:
Purchases of property and equipment	(10,838)	(2,980)
Purchase of intangible assets	(11,069)	—
Purchases of marketable securities	(127,681)	(329,582)
Maturities of marketable securities	82,623	310,285
Decrease (increase) in restricted investments	(240)	7,420
Proceeds from sale of investment	5,598	4,457
Purchase of investment	—	(400)

Net cash used in investing activities	(61,607)	(10,800)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	34,494	11,525
Repurchase of Common Stock	(21,653)	(29,827)

Net cash provided by (used in) financing activities	12,841	(18,302)

Effect of exchange rates on cash and cash equivalents	(40)	71

Net increase in cash and cash equivalents	(13,562)	(16,784)
Cash and cash equivalents at beginning of period	42,005	28,656

Cash and cash equivalents at end of period	$28,443	$11,872

Non-Cash disclosure
Intellectual property rights received on disposition of investment	—	$500

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Rambus Inc. (Rambus or the Company) and its wholly-owned subsidiaries, Rambus K.K., located in Tokyo, Japan, and Rambus Deutschland GmbH, located in Hamburg, Germany. All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2003, included in Rambus’s 2003 Annual Report filed on Form 10-K with the SEC on February 13, 2004.

2.    Accounting Policies and Recent Accounting Pronouncements

Stock-Based Compensation

Rambus accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. Rambus complies with the disclosure provisions as required under Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income, as reported	$10,387	$5,007	$27,016	$14,604
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(9,157)	(8,261)	(27,756)	(22,445)

Pro forma net income (loss)	$1,230	$(3,254)	$(740)	$(7,841)

Basic income (loss) per share
As reported	$0.10	$0.05	$0.27	$0.15
Pro forma	$0.01	$(0.03)	$(0.01)	$(0.08)
Diluted income (loss) per share
As reported	$0.10	$0.05	$0.24	$0.14
Pro forma	$0.01	$(0.03)	$(0.01)	$(0.08)
Number of shares used in per share calculations:
Basic	101,875	97,498	101,781	97,361

Diluted(1)	107,573	106,001	110,441	105,044

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Accounting Policies and Recent Accounting Pronouncements (continued)

Note 1: If the pro forma disclosures result in a net loss, the diluted shares used in the pro forma per share calculations for diluted pro forma loss per share is the same as the basic shares. Using the actual diluted shares would be anti-dilutive.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS 123 on the pro forma disclosures for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the effects on pro forma disclosures in future periods.

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

3.    Revenue Recognition

Rambus’s revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) RDRAM™ licenses, which are licenses for chips fully compatible with Rambus’s RDRAM memory interface, (2) XDR™ and Redwood™ licenses, which are licenses for chips fully compatible with Rambus’s XDR and Redwood interfaces, (3) RaSer™ licenses, which are licenses for Rambus’s RaSer interface that licensees integrate into their logic semiconductors, (4) a patent cross-license with Intel Corporation, or Intel, and (5) SDRAM and DDR-compatible licenses, which are licenses that cover the use of Rambus’s patents and intellectual property in SDRAM and DDR memory chips and controllers which control such memory. Rambus does not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. Rambus recognizes royalty revenues upon notification of sale by its licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give Rambus notification and to pay Rambus royalties within 60 days of the end of the quarter during which the sales occur.

RDRAM Licenses.    RDRAM licenses generally allow a semiconductor manufacturer to use Rambus’s RDRAM memory interface and to receive engineering implementation services and customer support. Rambus delivers to a new RDRAM licensee an implementation package, which contains the information needed to

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Revenue Recognition (continued)

develop a chip incorporating Rambus’s RDRAM memory interface into the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Some licensees have contracted to have Rambus provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

Rambus recognizes revenue on RDRAM licenses in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, and SOP 98-9, “Software Revenue Recognition.” These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. At the time Rambus begins to recognize revenue under an RDRAM license, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. Rambus reviews assumptions regarding the post-contract customer support periods on a regular basis. If Rambus determines that it is necessary to revise its estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, if the new estimated periods are shorter than originally estimated, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods are longer than originally estimated, the contract fees would be recognized ratably over a longer period.

XDR and Redwood licenses.    XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. Rambus currently recognizes license and engineering fees on XDR and Redwood licenses using the percentage-of-completion method of accounting. Rambus determines progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise its estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project are less than the work originally estimated, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project is longer than originally estimated, the contract fees would be recognized over a longer period.

Part of these XDR and Redwood license contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees.

RaSer licenses.    RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Revenue Recognition (continued)

post-contract customer support is expected to be provided, independent of the payment schedules under the contract. Revenue on one contract is being recognized using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise its estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project are less than the work originally estimated, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project is longer than originally estimated, the contract fees would be recognized over a longer period.

Intel cross-license.    In September 2001, Rambus entered into a cross-license agreement with Intel that grants Intel a license to Rambus’s patent portfolio. Rambus recognizes revenue from this arrangement on a quarterly basis as amounts become due and payable. The agreement terminates in September 2006 and after that date Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which Rambus owns applications as of that date. The final payment on this agreement is scheduled to occur in the second quarter of 2006.

SDRAM-compatible and DDR-compatible licenses.    SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees, which include compensation for use of Rambus’s patents from the time Rambus notifies the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. The current contracts will begin to expire in June 2005.

Allowance for doubtful accounts.    Rambus’s allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’s trade and financing receivables balances are not overstated due to uncollectibility. Rambus determines its allowance for doubtful accounts based on a variety of factors. For the nine months ended September 30, 2004 and 2003, Rambus reported a balance of $0 in its allowance for doubtful accounts.

4.    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of any taxes. Other comprehensive income is presented in the balance sheet under accumulated other comprehensive income in stockholders’ equity.

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$10,387	$5,007	$27,016	$14,604
Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	79	(40)	72
Unrealized gain (loss) on marketable securities, net of tax	503	(87)	(961)	(460)

Other comprehensive income (loss)	477	(8)	(1,001)	(388)

Total comprehensive income	$10,864	$4,999	$26,015	$14,216

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

In addition, under the 1997 Stock Plan, the Board, on October 15, 2003, delegated to two executive officers the authority to grant new hire options to non-executive officer employees. Each option granted to a new employee under this authority is subject to the following terms:

•	The grant date is the first business day of the month following the employee’s first day of work
•	The exercise price is our closing price as quoted on Nasdaq on the day of grant
•	The grant must be within the range for the employee’s level as specified by the Board or Compensation Committee and all such grants are subject to a pre-determined cap
•	No options grant, or series of related options grants shall be exercisable for in excess of 100,000 shares
•	The total number of shares for which options issuable under this authority without further Board or Compensation Committee approval is 1,000,000 shares

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution of options granted and exercised during the periods presented (in thousands, except percentages; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Shares of common stock outstanding	101,749	97,415	101,749	97,415

Granted	565	251	1,212	1,687
Canceled	(475)	(64)	(651)	(809)

Net options granted	90	187	561	878

Grant dilution(1)	0.1%	0.2%	0.6%	0.9%
Exercised	239	399	3,657	1,887
Exercise dilution(2)	0.2%	0.4%	3.6%	1.9%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options granted to the named executive officers	—	—	160,000	—
Options granted to the named executive officers as a % of total options granted	0.0%	0.0%	13.2%	0.0%
Options granted to the named executive officers as a % of net options granted	0.0%	0.0%	28.5%	0.0%
Options granted to the named executive officers as a % of outstanding shares	0.0%	0.0%	0.2%	0.0%
Cumulative options held by named executive officers as a % of total options outstanding	30.8%	29.3%	30.8%	29.3%

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2003	3,916,659	27,643,801	$14.80
Shares reserved	3,653,146	—	—
Options granted	(346,000)	346,000	$31.23
Options exercised	—	(3,013,055)	$9.39
Options canceled	31,387	(31,387)	$11.42

Outstanding as of March 31, 2004	7,255,192	24,945,359	$15.69
Options granted	(301,000)	301,000	$19.77
Options exercised		(404,574)	$22.95
Options canceled	144,512	(144,512)	$15.79

Outstanding as of June 30, 2004	7,098,704	24,697,273	$15.88
Options granted	(564,500)	564,500	$15.75
Options exercised		(238,917)	$15.39
Options canceled	475,107	(475,107)	$18.74

Outstanding as of September 30, 2004	7,009,311	24,547,749	$15.91

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Employee Stock Option Plans (continued)

The following table summarizes information about outstanding and exercisable options as of September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 – $4.11	2,226,469	5.11	$2.66	932,602	$2.35
$4.12 – $4.72	958,557	7.79	4.67	310,806	4.67
$4.73 – $4.86	4,381,243	6.90	4.86	2,323,387	4.86
$4.87 – $8.64	2,253,769	7.89	7.95	624,652	7.89
$8.65 – $13.75	2,585,851	5.30	11.75	1,961,498	12.01
$13.76 – $15.66	2,111,183	5.82	15.01	1,426,346	14.96
$15.67 – $15.68	3,051,415	5.05	15.67	2,690,162	15.67
$15.69 – $19.13	1,260,266	8.34	17.02	428,248	17.05
$19.14 – $35.00	3,147,100	9.16	26.10	142,641	29.49
$35.00 – $83.00	2,571,896	5.85	49.59	1,010,977	48.82

$0.25 – $83.00	24,547,749	6.63	$15.91	11,851,319	$14.16

As of September 30, 2004, a total of 31,557,060 shares of Common Stock (24,547,749 of which are outstanding and 7,009,311 of which are available for future grant) were reserved for issuance under all stock option plans. As of September 30, 2004 and December 31, 2003, options for the purchase of 11,851,319 and 11,866,481 shares, respectively, were exercisable without being subject to repurchase by Rambus.

The following table presents the option exercises for the quarter ended September 30, 2004 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2004		Intrinsic Values of Unexercised, In-the-Money Options at September 30, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	—	$—	3,978,562	3,576,482	$12,346,514	$15,833,697

Note 1: Market value of the underlying securities based on the closing price of Rambus’s Common Stock on September 30, 2004 (the last trading day of the quarter ended September 30, 2004) on the Nasdaq Stock Market of $15.69 per share minus the exercise price per share.

6.    Stockholders’ Equity

Warrants

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to Rambus’s statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has announced the phase-out of the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of September 30, 2004, a total of 1,520,000 of these warrants had been issued and 1,400,000 remained outstanding. These warrants began

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Stockholders’ Equity (continued)

to expire in February 2004 and will all have expired by January 2006. The impact of these warrants has been excluded from the calculation of net income (loss) per share.

Contingent Common Stock Equivalents and Options

As of September 30, 2004, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 941,000 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’s CEO and President in 1999 and the options were granted to certain Rambus employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones becomes probable, there would be an almost entirely non-cash charge to Rambus’s statement of operations based on the fair value of the CSEs and options. Since Intel has announced the phase out of the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. The impact of these CSEs and options has been excluded from the calculation of net income (loss) per share.

Stock Repurchase Program

In October 2001, Rambus’s Board of Directors approved a stock repurchase program of Rambus Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, the Board has authorized the purchase in open market transactions of up to ten million shares of outstanding Rambus Common Stock over an undefined period of time. As of September 30, 2004, Rambus has repurchased 7.5 million shares of its Common Stock at an average price per share of $10.05. A total of 503,000 shares were repurchased at an average price per share of $15.16 and 1,345,000 shares were repurchased at an average price per share of $16.09 in the quarter and nine months ended September 30, 2004, respectively. As of September 30, 2004, there remained an outstanding authorization to repurchase 2.5 million shares of outstanding Rambus Common Stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$10,387	$5,007	$27,016	$14,604

Denominator:
Weighted average shares used to compute basic EPS	101,875	97,498	101,781	97,361
Dilutive common stock equivalents	5,658	8,456	8,601	7,643
Dilutive common stock warrants	40	47	59	40

Weighted average shares used to compute diluted EPS	107,573	106,001	110,441	105,044

Net income per share:
Basic	$0.10	$0.05	$0.27	$0.15
Diluted	$0.10	$0.05	$0.24	$0.14

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

7.    Net Income Per Share (continued)

For the quarter and nine months ended September 30, 2004, there were approximately 11.1 million and 5.9 million anti-dilutive shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. In contrast, for the quarter and nine months ended September 30, 2003, there were approximately 3.0 million and 8.1 million anti-dilutive shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. These options’ exercise prices were greater than the average market price of the common shares for the period, or the options, CSEs or warrants, were contingent upon the satisfaction of certain conditions, as described in Note 6 under “Warrants” and “Contingent Common Stock Equivalents and Options” that had not been met as of September 30, 2004 and 2003.

8.    Litigation and Asserted Claims

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia, or the Virginia court, against Infineon Technologies AG, or Infineon, and its North American subsidiary for patent infringement of two U.S. patents. On September 25, 2000, Infineon filed counterclaims against Rambus in the U.S. case seeking a declaratory judgment that the two asserted patents are invalid and not infringed and further claiming contributory infringement by Rambus of two Infineon U.S. patents. In addition, Infineon also asserted breach of contract, fraud, RICO, and monopolization claims relying principally on allegations concerning Rambus’s participation in an industry standards-setting group known as JEDEC (“JEDEC related claims”). The JEDEC related claims relied primarily on the allegation that Rambus did not disclose certain of its then-pending patents and patent applications. The Infineon counterclaims sought compensatory and punitive damages, attorneys’ fees, injunctions to halt future infringement of the Infineon patents, and an award of a royalty-free license to the Rambus patents. On October 20, 2000, Rambus amended its complaint to assert infringement of two additional U.S. patents. On January 10, 2001, Infineon amended its answer and counterclaims to include a request for a declaratory judgment that all four asserted Rambus patents are invalid and not infringed. In addition, Infineon withdrew all contributory patent infringement claims against Rambus relating to Infineon’s U.S. patents.

Trial began in the Virginia case on April 23, 2001. On May 4, 2001, the Virginia court granted Infineon’s motion to dismiss Rambus’s patent infringement case and granted Rambus’s motion to dismiss Infineon’s breach of contract and monopolization claims. On May 9, 2001, the jury returned a verdict against Rambus on the fraud claims and for Rambus on the RICO claims. The jury awarded Infineon $3.5 million in punitive damages, which were reduced to $350,000 under Virginia law. On August 9, 2001, as a result of post-trial motions, the Virginia court set aside the constructive fraud verdict with respect to both SDRAM and DDR SDRAM standard setting. The actual fraud verdict with respect to DDR SDRAM standard setting was also set aside. Post-trial motions by Infineon resulted in the Virginia court awarding Infineon approximately $7.1 million in attorneys’ fees. In addition, on November 26, 2001, the Virginia court issued a permanent injunction prohibiting Rambus from filing additional patent infringement actions against Infineon in the United States under certain of Rambus’s U.S. patent claims with regard to JEDEC-compliant SDRAM and DDR SDRAM chips and (subject to certain conditions) successor JEDEC-compliant chips. Rambus appealed rulings by the Virginia court relating to infringement, including rulings on patent claim construction, which are known as “Markman rulings.” Rambus also appealed numerous liability rulings by the Virginia court with respect to the JEDEC related claims concerning SDRAM standard setting. Rambus also filed an appeal with respect to the permanent injunction ruling. Infineon appealed two rulings against it: that Rambus committed no fraud with respect to the JEDEC DDR SDRAM standard and that no injunction should reach patent enforcement actions in Europe.

On January 29, 2003, a three-judge panel of the CAFC issued its opinion in the Infineon appeal. On April 4, 2003, the panel denied a motion for rehearing and the entire CAFC denied rehearing en banc. In its opinion, the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

CAFC reversed the fraud judgment against Rambus. In so doing it stated, inter alia, that the JEDEC disclosure rules suffered from a “staggering lack of defining details” and that, in any event, Rambus had not, through any omission, communicated any false statement because none of Rambus’s patent applications on file at the time it was a JEDEC member read on the JEDEC SDRAM standard then being considered. The panel concluded that Infineon had introduced no evidence of any actionable breach of duty by Rambus. The panel also vacated the Virginia district court’s judgment of non-infringement based on what it found to be the district court’s erroneous interpretations of Rambus’s patents, upholding, in substantial part, the broader interpretations that Rambus had urged. In addition, based on its holding, the panel determined that the injunction entered against Rambus was moot, affirmed the district court’s denial of Infineon’s request to extend that injunction to foreign suits against Infineon as well as the district court ruling that no DDR fraud had occurred, vacated the attorneys’ fees award against Rambus and remanded the case to the Virginia court for retrial of Rambus’s infringement claims against Infineon. In its opinion, the CAFC further ruled that the Virginia court may consider sanctions against Rambus for litigation misconduct, but only if Infineon is found to be the prevailing party in such retrial. Retrial is to be based on the CAFC’s patent claim constructions.

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

In pre-trial proceedings for the Virginia retrial, Infineon has raised further and/or expanded allegations of litigation misconduct, including allegations of document spoliation, based on claims that Rambus’s 2000-2001 document production to Infineon was inadequate. Infineon also contends that Rambus’s 2000-2001 document production did not include certain later discovered documents that Rambus later produced to other parties, at least some of which would have been produced to Infineon had they been discovered earlier. Infineon also repeated an earlier charge to the effect that Rambus had allegedly committed document “spoliation” by, among other things, implementing a corporate document retention plan when it anticipated or should have anticipated litigation. The Virginia retrial date has been delayed several times and has most recently has been moved back to February 10, 2005 to accommodate additional discovery on this issue of spoliation.

In two discovery rulings on May 18, 2004, the trial court in the Infineon case found evidence supporting Infineon’s claims of “spoliation” and issued two orders piercing Rambus’s attorney-client and work product privileges and ordering the production of approximately 50 documents related in some manner to the creation and implementation of the Rambus document retention policy. Underlying the May 18th orders were rulings by the trial court that Rambus had waived certain privileges relating to its document retention policy and that, in any event, such privileges were vitiated as to the same group of documents by the “crime/fraud” exception to privilege, which the trial court concluded could be applied under the circumstances it called “spoliation.” On June 21, 2004, Rambus filed a petition with the U.S. Court of Appeals for the Federal Circuit seeking a writ of mandamus to overturn these orders. This petition was denied by a panel of the Court of Appeals over a strong dissent (and with the majority stating that the issue might still be valid on appeal) on August 18, 2004. On September 27, 2004 the full Court of Appeals denied Rambus’s request for rehearing en banc. Rambus has since produced the requested documents to Infineon and has participated in limited additional discovery by way of depositions of current and former Rambus employees and counsel. That additional discovery is expected to be complete by mid-December 2004. Infineon has indicated that it expects to file a motion for spoliation sanctions at that time. These May 18th orders and Infineon’s follow-on motion, which is currently scheduled for December 13, 2004, may lead to collateral requests or orders in the private patent cases and may lead to a partial reopening

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

of the record in the Federal Trade Commission, where the FTC staff has recently made a motion to this effect. Among other sanctions, Infineon may, in its October 21st motion, seek further orders terminating Rambus’ patent lawsuit or may seek a variety of adverse inferences or preclusion orders. Although Rambus believes imposition of such sanctions would be legally and factually without merit, such rulings may have impact beyond the Infineon case itself if other courts treat them as persuasive or binding until and unless such rulings are overturned on appeal.

In other pre-trial rulings, the district court has confined the parties to the expert reports previously on file and new ones necessitated by the appellate decision or by new documents. The district court permitted Infineon to take discovery related to its litigation misconduct allegations, and permitted Infineon to amend its counter claims to add a new legal theory (under California Business and Professions Code §17200) to pursue, among other things, Infineon’s allegations against Rambus of JEDEC misconduct, of purportedly different, newly-asserted forms of deceit, of document spoliation and of litigation misconduct. On June 30 and July 1, 2004, the Virginia court heard the parties’ motions for summary judgment. The court denied Rambus’s motions for summary judgment on Infineon’s monopolization counter-claim, relying on its finding that there would be “manifest injustice” if Infineon were held to be bound during the retrial to an issue it had previously litigated and lost in the original trial. The trial court also denied summary judgment motions by Rambus seeking dismissal of Infineon’s affirmative patent defenses of indefiniteness, written description and enablement. The court granted Rambus’s motions for summary judgment that spoliation and mail/wire fraud cannot be used in this case as the basis for one prong of Infineon’s section 17200 unfair competition counter-claim. The court also granted Rambus’s motion for summary judgment on Infineon’s patent defense of inequitable conduct before the patent office. The court denied both parties’ motions for summary judgment regarding the validity and infringement of the patent claims, except as to U.S. Patent No. 5,954,804 (the “’804 patent”). On July 12, 2004, the court granted Infineon’s motion for summary judgment of non-infringement of the ’804 patent. The court has thus limited Rambus’s infringement case to three patent claims in two of the four patents on which Rambus initially sued Infineon.

On July 13, 2004, the court denied Rambus’s motions for summary judgment on the fraud prong of Infineon’s section 17200 counterclaim and on Infineon’s counterclaim for equitable estoppel. On July 23, 2004, the court rejected in significant part Rambus’s motion to dismiss the newly asserted Infineon claim under California Business and Professions Code section 17200. Rambus believes that many of these and other pre-trial rulings in the Infineon retrial are in error and that the issues to be tried in the Infineon re-trial should be focused on the infringement and validity of the patents in suit and the remedies, including damages, to which Rambus is entitled. On August 19, 2004, Rambus filed a second petition seeking a writ of mandamus from the U.S. Court of Appeals for the Federal Circuit directing the district court to respect the appellate court’s mandate and dismiss Infineon’s 17200 counterclaim, its the monopolization counterclaim and its equitable estoppel defense. That petition was denied on October 22, 2004 in a manner that preserves the same issues for appeal. Rambus will continue to vigorously defend itself from whatever Infineon counterclaims are allowed to proceed to trial and to vigorously pursue its remaining patent claims.

On August 7, 2000, Rambus filed suit in the District Court in Mannheim, Germany, or the Mannheim court, against Infineon for infringement of one of Rambus’s European patents, European Patent No. 0525068 (the “’068 patent”), which deals with one Rambus technology involving use of an access time register in DRAM. Infineon then challenged the validity of the ’068 patent in the European Patent Office, or EPO. On February 12, 2004, the EPO Technical Appeals Board issued a ruling revoking the ’068 patent, which it explained in written findings on May 13, 2004. This ruling does not address or serve to revoke any of Rambus’s other issued or pending patents. On June 18, 2004, Rambus added claims to the Infineon lawsuit from other Rambus patents and directed at Infineon’s DDR products and then, with Infineon’s consent, dismissed the revoked ’068 patent from

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

the case. Further proceedings in Mannheim on the Infineon matter are currently stayed pending a final decision with respect to a related “utility model” patent.

German utility models have shorter terms than patents. Because the term of Rambus’s utility model had already expired, this German proceeding concerned only past royalties with respect to German Utility Model G 91 17 296.9 (296.9 utility model), which was similar in scope to the ’068 European patent. At a hearing on July 19, 2004, an appellate division of the German patent court revoked the 296.9 utility model without providing its reasoning. A written decision is expected, after which Rambus has a right of appeal and expects resolution of that appeal some time within the year following the written decision.

Micron Litigation

On August 28, 2000, Micron Technology, Inc., or Micron, filed suit against Rambus in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviewed the judgments of the Virginia court in the Infineon matter. Limited discovery is ongoing in the Delaware action. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to a Magistrate Judge for all pretrial proceedings, and has since been assigned to Judge Kent A. Jordan who has filled the vacancy left by Judge McKelvie.

On September 29, 2004, Rambus filed a motion to lift the stay imposed by Judge McKelvie on February 27, 2002 as a condition for delaying trial on the case until after the appeal from the Infineon trial in Virginia. This stay currently prevents Rambus from filing new patent litigation against Micron throughout the world on certain Rambus patents and Micron products. It also required that the parties stay certain other litigations in Germany, Italy, France and the United Kingdom. In a hearing on October 12, 2004 the Micron trial date was reset to February 21, 2006 to accommodate scheduling conflicts. At that same hearing the court indicated that a motion to lift the stay will be heard at a date later this year. The Markman claim construction hearing is scheduled for September 9, 2005.

On September 11, 2000, Rambus filed suit against Micron in the Mannheim court, the Tribunal de Grande Instance de Paris in Paris, France, or the Paris court, the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain, or the London court, and the District Court in Monza, Italy, or the Monza court, for infringement of a European patent. Rambus’s German suit against Micron is, like Rambus’s German suit against Infineon, in the Mannheim court. The relevant patent in the Micron case—the ’068 —was subject to the same EPO Technical Appeals Board revocation ruling described above with respect to Infineon, whose written opinion was issued on May 13, 2004. On June 18, 2004, Rambus dismissed the revoked patent from its infringement case against Micron, with its consent. Further proceedings against Micron in Mannheim, including claims from other Rambus patents directed to Micron’s DDR products, are—as in the Infineon proceedings—currently stayed pending a final decision with respect to the utility model patent. Meanwhile, the French suit remains stayed and the British suit has been, in effect, dismissed based on the same

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

EPO Technical Appeals Board opinion. On April 8, 2004, Micron requested that Rambus pay Micron’s costs for the British suit. While the amount remains in dispute, an interim payment of £135,000, approximately $256,000, was awarded to Micron on July 30, 2004 for attorneys’ and court fees. A final award will be determined by the court unless the parties resolve this matter by mutual agreement.

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

On October 17, 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive damages, and attorneys’ fees. On February 5, 2001, Rambus filed its answer and counterclaims, whereby Rambus disputes Hynix’s claims and asserts infringement of eleven U.S. patents. On November 21, 2001, the California court ruled that the claim construction applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. On December 17, 2001, the California court stayed the Hynix case until the CAFC decided the Rambus v. Infineon appeal. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’s counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case. At that same conference, the court permitted Rambus to move to amend its complaint to add new claims for patent infringement, and Rambus filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the California court considered proposed trial

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.    Litigation and Asserted Claims (continued)

schedules and fully lifted the stay. On March 14, 2003 the California court set the Hynix trial date for November 8, 2004. On April 2, 2003 and following the CAFC’s construction of the appealed patent claim terms, the court set the pretrial schedule. Pursuant to that schedule, Rambus filed and won a motion to vacate a previous collateral estoppel summary judgment order in the case. Accordingly, Rambus’s patent infringement claims that were subject to this earlier ruling have been reinstated into the case. That same April 2, 2003 pre-trial schedule set forth dates for summary judgment motions and for a “Markman” claim construction hearing.

On January 12, 2004, both of the parties filed summary judgment motions related to the patents in suit. Rambus filed for summary judgment of infringement on multiple claims in seven of the patents in suit. Hynix filed on a variety of issues relating to alleged invalidity and non-infringement on a subset of Rambus’s asserted claims. Hearings on the proposed claim constructions and on both sides’ motions for partial summary judgment were heard on March 23 and 24, 2004. An order from the court is expected at any time. In light of any collateral order that may result from the May 18th orders of the Virginia court in the Infineon matter ordering production of Rambus privileged documents and subsequent discovery, the parties asked the California court to delay the Hynix trial. The trial has been rescheduled to January 24, 2005. On October 1, 2004, Hynix filed a motion to dismiss Rambus’s patent claims as a default judgment based on the findings of spoliation that had been entered by the trial court in the Infineon case in Virginia. In the alternative, Hynix has asked that the California district court apply the Virginia court’s spoliation decisions by way of collateral estoppel and permit Hynix access to the same documents. A hearing is tentatively scheduled on this issue for November 5, 2004.

Rambus believes that Hynix is not entitled to the “spoliation” discovery it is seeking. Rambus also believes that Hynix has improperly attempted to expand the scope of its California case to include allegations of misconduct relating to Rambus’s 1996 license with Intel regarding RDRAM. Hynix’s complaint did not set forth this cause of action and adding it now by way of seeking leave to amend would, Rambus believes, be barred by the statute of limitations. Rambus has appealed to the district court a discovery master’s order permitting broad discovery on these and other issues. The district court has, for the time being, stayed responses to these new Hynix discovery requests. On September 3, 2004, Rambus also submitted a motion arguing that if Hynix is permitted to make these new arguments and seek related discovery this close to the January 24, 2005 trial, the trial should be bifurcated so that the patent infringement and validity issues would be tried in January, with Hynix’s defenses and counterclaims to be tried at a later date. This bifurcation motion was tentatively granted on October 15, 2004.

On September 4, 2000, Rambus filed suit against Hynix in the Mannheim court, the Paris court and the London court for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. After the completion of briefing by the parties in response to the Mannheim court’s expert report, as mentioned above with respect to Infineon and Micron, the validity of the same Rambus European patent was confirmed by an opposition board of the EPO, in a hearing conducted on September 10 and 11, 2002. Subsequently, the relevant patent in the Hynix case was subject to the same EPO Technical Appeals Board revocation ruling described above with respect to Infineon and Micron, which written opinion was issued on May 13, 2004. The Hynix lawsuit in Mannheim and the French suit have been stayed. In the British suit, Rambus paid Hynix £195,250, or approximately $369,000, to fully and finally resolve this matter.

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

On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and Rambus filed its answer to the complaint on July 29, 2002. There was substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge, or ALJ, denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against Rambus as sanctions for what the ALJ called Rambus’s “gross negligence” in implementing Rambus’s document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice, or DOJ, successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by Rambus pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. Rambus was informed that it is not a target of the DOJ investigation. The ALJ denied Rambus’s motion for summary judgment and entered other rulings on pre-hearing motions in the action. On February 17, 2004, the FTC ALJ issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds. Complaint counsel filed their opening appellate brief on April 16, 2004. Rambus opposed this brief and filed its own cross-appeal on June 2, 2004. Briefing to the five FTC Commissioners on this appeal was concluded on July 16, 2004. A technical presentation by the parties was presented to the commissioners on September 21, 2004 and an oral argument has been scheduled for December 9, 2004. Rambus intends to continue to vigorously defend itself in this matter.

On or about April 22, 2003, Rambus received courtesy copies of requests for information from the European Commission Competition Directorate-General indicating that it had received complaints from Infineon and Hynix apparently making similar allegations. Rambus answered those requests on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the EU in late July, and on October 8, 2003, at the request of the Directorate, filed its response. Rambus has not heard from the EU on this matter since that date. On June 18, 2004, Rambus requested that the EU investigate the collusive activities of Infineon, Hynix, Micron and Siemens, as described in Rambus’s complaint filed in San Francisco Superior Court on May 5, 2004.

Collusion Case

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§16720), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§16720), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§17200). Damages are estimated to exceed $1 billion dollars. This lawsuit is based on evidence—some endorsed in the fact findings that are part of the FTC ALJ’s February 17, 2004 initial decision—indicating that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’s RDRAM product. Defendants have not yet answered the complaint or responded to Rambus’s discovery requests. Defendants moved the court for a change of venue to Santa Clara county on October 5, 2004. The judge has tentatively denied defendants’ motion, but has given the parties further time to brief the issue. A further case management conference is scheduled for January 21, 2005.

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

9.    Acquisition of Intellectual Property

On July 15, 2004, Rambus completed the acquisition of certain serial link intellectual property from Cadence Design Systems, or Cadence, for $11.0 million in cash. As a result of this acquisition, Rambus acquired intellectual property to be incorporated into Rambus’s RaSer product line of serial link cells. In addition, if Cadence achieves certain milestones by a pre-determined time, Rambus has the option, but not the obligation, to purchase additional serial link intellectual property from Cadence for $5.0 million in cash, which intellectual property would also be incorporated into Rambus’s RaSer product line of serial link cells. Cadence Engineering Services will gain access to Rambus’s portfolio of serial link cells to deliver customized design solutions as needed. Cadence will be the exclusive EDA industry reseller of Rambus’s foundry serial link cells and will exclusively sell only Rambus foundry serial link cells off-the-shelf. The technology is valuable for currently available products and continues to be the basis for products under development.

As a result of the acquisition, Rambus reported $11.1 million in purchased intangible assets, including transaction costs. The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition date. Management estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market. These assets will amortize over their useful lives of four to seven years. Amortization expense of these purchased intangible assets was $589,000 for the quarter and nine months ended September 30, 2004.

The components of purchased intangibles assets are as follows (in thousands):

September 30, 2004
Serial Link Cells	$7,269
Patents	3,800

Purchased intangible assets:	$11,069

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements that are based upon certain assumptions that, if they do not fully materialize or prove to be incorrect, could cause our business or results of operations to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include, without limitation, our predictions regarding the following:

•	Sources, amounts and concentration of revenue
•	Product development
•	Improvements in technology
•	Engineering, marketing and general and administration expenses
•	Research and development expenses
•	Success in the market of our or our licensees’ products
•	Sources of competition
•	Outcome and effect of current and potential future litigation
•	Protection of intellectual property
•	International licenses
•	Adoption of accounting pronouncements
•	Terms of our licenses
•	Trading price of our common stock
•	Operating results
•	Realization of deferred assets
•	Accounting estimates and procedures
•	Valuation allowance for income tax
•	Amortization of intangible assets

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

Overview

We create a broad range of chip interface technologies that boost the time-to-market, performance, and cost-effectiveness of our customers’ semiconductor and system products. These solutions are used in a broad range of computing, consumer electronics and communications applications. Our interface solutions can be grouped into two major categories: memory interfaces and logic interfaces. Our memory interface solutions provide an interface between memory chips and logic chips. Our logic interface solutions provide an interface between two logic chips. These solutions are currently covered by more than 360 U.S. and international patents, and we currently have over 350 patent applications pending. These patents and patent applications cover important innovations in memory, logic and serial interfaces, in addition to other technologies. We believe that our advanced and proprietary chip interface solutions reduce the time spent, effort expended and risk incurred by our customers in developing alternative chip interface solutions themselves, thereby improving the time-to-market of their products. In addition, our solutions increase the data transfer rate between semiconductor chips, improving performance and reducing systems costs.

We license our patented inventions to semiconductor and systems companies who incorporate them into interfaces of their own design and pay us royalties. Also, we license our intellectual property to semiconductor and systems companies who incorporate our interface technologies into their semiconductors and systems, for which we receive royalty payments or other revenues. In addition, we offer engineering services to companies to help them successfully integrate our interface technologies into their chip and system products.

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

In the quarter and nine months ended September 30, 2004, revenues from our top five licensees accounted for approximately 75% and 76% of our revenues respectively. In the quarter ended September 30, 2004, revenue from Intel, Toshiba Corporation, or Toshiba, and Elpida Memory, Inc., or Elpida, each accounted for greater than 10% of our total revenues. Our revenue from companies based outside of the United States accounted for 70% of our total revenues for the quarter and 68% for the nine months ended September 30, 2004. We expect to continue to have significant revenues from companies based outside the United States for the foreseeable future.

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

Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations (unaudited):

	Percent of Total Revenues Three Months Ended September 30,		Percent of Total Revenues Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Contract revenues	21.4%	14.0%	17.6%	12.8%
Royalties	78.6%	86.0%	82.4%	87.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	11.7%	14.9%	13.9%	12.6%
Research and development	22.8%	26.5%	22.7%	26.8%
Marketing, general & administrative	20.8%	20.0%	20.5%	20.7%
Litigation expense	17.2%	16.3%	14.7%	21.1%

Total costs and expenses	72.5%	77.7%	71.8%	81.2%

Operating income	27.5%	22.3%	28.2%	18.8%
Interest and other income, net	2.9%	3.4%	7.0%	6.2%

Income before income taxes	30.4%	25.7%	35.2%	25.0%
Provision for income taxes	3.6%	8.2%	9.8%	8.0%

Net income	26.8%	17.5%	25.4%	17.0%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Total Revenues (in Millions)
Contract revenue	$8.3	$4.0	107.5%	$18.7	$11.0	70.0%
Royalties	$30.5	$24.6	24.0%	$87.6	$74.8	17.1%

Total revenues	$38.8	$28.6	35.7%	$106.3	$85.8	23.9%

For the quarter and nine months ended September 30, 2004 compared to the same periods in 2003, the change in contract revenue was due primarily to the increase in recognition of revenue associated with our RaSer, XDR and Redwood interface technologies contracts. We recognize revenue on XDR and Redwood contracts using the percentage-of-completion method of accounting. We began recognizing revenue on one of our RaSer contracts during the quarter ended September 30, 2004 using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor hours incurred. The increase in recognized revenue in 2004 was due to an increase in the amount of work performed under these contracts in 2004 as compared with the same time periods in 2003 and the addition of two new contracts that we began recognizing revenue on in the second and third quarters of 2003. We currently expect to recognize revenue on our existing RaSer, XDR and Redwood percentage-of-completion contracts through 2005. We believe that contract revenues will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed under the contracts accounted for using the percentage-of-completion method of accounting and the value of new contracts booked over time.

In the quarter and nine months ended September 30, 2004, our largest category of royalties related to the license of our patents for SDRAM and DDR-compatible products. Royalties increased for SDRAM and DDR-compatible products in the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003, primarily due to increased shipment volumes of SDRAM controllers and DDR memory devices. As of September 30, 2004, royalties were recognized based on a percentage of the licensee’s revenue with the exception of two contracts that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. In the future, we expect total SDRAM and DDR compatible royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix offset in part by the proportion of licensee payments that are fixed.

The Intel cross-license agreement represented the second largest category of royalties both in the quarter and in the nine months ended September 30, 2004. Royalties under this agreement were unchanged in the quarter and nine months ended September 30, 2004 compared to the same periods in 2003. We expect to continue recognizing revenue from this agreement through June 30, 2006, at which time, Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which we own applications as of that date.

Payments from licensees’ shipments of RDRAM memory chips and controllers that connect to RDRAM memory chips comprised the third largest category of our royalties in the quarter and nine months ended September 30, 2004. RDRAM royalties increased during the quarter ended September 30, 2004 as compared to the same period in 2003 as a result of an increase in the average sales price of RDRAM controllers offset in part by decreased shipments of RDRAM controllers and memory chips. RDRAM royalties decreased during the nine months ended September 30, 2004 as compared to the same period in 2003 as a result of decreased shipments of RDRAM controllers and memory chips offset in part by an increase in the average sales price of RDRAM controllers. We believe that the decrease in royalties for RDRAM memory chips for the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003, was mostly driven by a decline in shipments of RDRAM memory chips for Intel’s 850E chipset. In the future, we expect RDRAM royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

While not material, we received our first royalty payment from a customer of our RaSer serial links in the quarter ended September 30, 2004.

Certain semiconductor companies are now marketing semiconductors which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip memory interface. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty-generating contracts were not entered into between us and the manufacturers and/or users of the embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. However, we believe embedded DRAM does not appear to be gaining significant acceptance in the industry. We do not currently receive royalties for embedded DRAM. There can be no assurance that competition from embedded DRAM will not increase in the future.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Engineering costs (in Millions)
Cost of contract revenues	$4.5	$4.2	7.1%	$14.7	$10.8	36.1%
Research and development	$8.8	$7.6	15.8%	$24.2	$23.0	5.2%

Total Engineering costs	$13.3	$11.8	12.7%	$38.9	$33.8	15.1%

For the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003, the increase in total engineering costs was primarily a result of hiring approximately 16 additional engineering personnel, amortization costs as part of our purchase of serial link intellectual property from Cadence during the quarter ended September 30, 2004, amortization costs as part of our purchase of serial link intellectual property from Velio Communications, or Velio, during the quarter ended December 31, 2003, and an increase in patent filing costs.

For the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003, the increase in cost of contract revenues was primarily a result of hiring additional engineering personnel and an increase in the amount of customer specific work associated with RaSer products. We believe that in the future, cost of contract revenues will continue to vary both in absolute dollars and as a percentage of revenue based on the nature of engineering deployed as part of our ongoing contractual requirements in any given period.

For the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003, the increase in research and development was primarily a result of hiring additional engineering personnel, amortization costs as part of our purchase of serial link intellectual property from Cadence during the quarter ended September 30, 2004, amortization costs as part of our purchase of serial link intellectual property from Velio during the quarter ended December 31, 2003, and an increase in patent filing costs. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. A change in engineering headcount deployment in any given period will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Marketing, general and administrative costs (in Millions)
Marketing, general and administrative costs (excluding litigation)	$8.0	$5.7	40.4%	$21.8	$17.8	22.5%
Litigation Expense	$6.7	$4.7	42.6%	$15.6	$18.1	(13.8)%

Total Marketing, general and administrative costs	$14.7	$10.4	41.3%	$37.4	$35.9	4.2%

The increase in total marketing, general and administrative costs including litigation expense for the quarter ended September 30, 2004 as compared to the same period in 2003 was primarily due to increased expenses associated with the defense of our intellectual property, increased investments in sales and marketing which included marketing events, increased legal personnel expenses which included recruiting and compensation costs and increased corporate governance costs. The increase in total marketing, general and administrative costs including litigation expense for the nine months ended September 30, 2004 as compared to the same period in 2003 was due to increased investments in sales and marketing, increased legal personnel costs and increased corporate governance costs offset in part by decreased litigation expenses. Litigation expenses are expected to vary from period to period, given the volatility of litigation activities. We expect that litigation expenses will remain at approximately the same levels in the fourth quarter of 2004 relative to the third quarter of 2004 as we continue to engage in simultaneous litigation in multiple jurisdictions. In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Interest and other income, net (in millions)
Interest and other income, net	$1.1	$1.0	10.0%	$7.5	$5.3	41.5%

Interest and other income, net consists primarily of gains on the sale of equity investments and interest income from our cash investments. In the quarter ended September 30, 2004 as compared to the same period in 2003, the increase in interest and other income was primarily associated with interest earned on a higher balance of total marketable securities offset in part by other income including rental income. In the nine months ended September 30, 2004 as compared to the same period in 2003, the increase was primarily due to a gain on the sale of our investment in Tessera Technologies in 2004 which was greater than a gain on the sale of our investment in NurLogic Design, Inc. in 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Provision for income taxes (in millions)
Provision for income taxes	$1.4	$2.4	(41.7)%	$10.4	$6.9	50.7%

In the third quarter of 2004, we lowered our effective tax rate for the year due to an increase in the utilization of foreign tax credits. The tax rate for the quarter ended September 30, 2004, was unusually low due to elections that were made that allowed us to utilize more foreign tax credits. The rate of the third quarter is not indicative of the tax rate in the future. We expect the effective tax rate to change again in the fourth quarter of 2004 due to the reinstatement of the U. S. Research and Development tax credit.

At September 30, 2004, our balance sheet included net deferred tax assets of approximately $81.2 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating losses and research and development credit carryforwards. In the nine months ended September 30, 2004, we increased our net deferred tax assets by $25.6 million, mainly due to tax benefits from the exercise of employee stock options and the capitalization of research and development for federal and state tax returns.

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, our Board has authorized the purchase in open market transactions of up to ten million shares of our outstanding Common Stock over an undefined period of time. As of September 30, 2004, we had repurchased 7.5 million shares of our Common Stock at an average price per share of $10.05. A total of 503,000 shares were repurchased at an average price per share of $15.16 and 1,345,000 shares were repurchased at an average price per share of $16.09 in the quarter and nine months ended September 30, 2004, respectively. As of September 30, 2004, there remained an outstanding authorization to repurchase 2.5 million shares of our outstanding Common Stock.

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

Revenue Recognition

Our revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) RDRAM™ licenses, which are licenses for chips fully compatible with our RDRAM memory interface, (2) XDR™ and Redwood™ licenses, which are licenses for chips fully compatible with our XDR and Redwood interfaces, (3) RaSer™ licenses, which are licenses for our RaSer interface that licensees integrate into their logic semiconductors, (4) a patent cross-license with Intel Corporation, or Intel, and (5) SDRAM and DDR-compatible licenses, which are licenses that cover the use of our patents and other intellectual property in SDRAM and DDR memory chips and controllers which control such memory. We do not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue. We recognizes royalty revenues upon notification of sale by its licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales occur. We engage accounting firms independent of our external auditors to perform, on our behalf, periodic audits of some of our licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined.

RDRAM Licenses.    RDRAM licenses generally allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services and customer support. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating our RDRAM memory interface into the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Some licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

We recognizes revenue on RDRAM licenses in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, and SOP 98-9, “Software Revenue Recognition.” These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the services provided under these agreements are comprised of license fees and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. At the time we begin to recognize revenue under an RDRAM license, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

XDR and Redwood licenses.    XDR and Redwood interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. We currently recognize license and engineering fees on XDR and Redwood licenses using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

Part of these XDR and Redwood license contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees.

RaSer licenses.    RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. Revenue on one contract is being recognized using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

Intel cross-license.    In September 2001, we entered into a cross-license agreement with Intel that grants Intel a license to our patent portfolio. We recognize revenue from this arrangement on a quarterly basis as amounts become due and payable. The agreement terminates in September 2006 and after that date Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which we own applications as of that date. The final payment on this agreement is expected to occur in the second quarter of 2006.

SDRAM-compatible and DDR-compatible licenses.    SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees, which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. The current contracts will begin to expire in June 2005.

Litigation

As of September 30, 2004, we are involved in certain legal proceedings, as discussed in Note 8 of our unaudited consolidated financial statements on page 12. Based upon consultation with our outside counsel and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, net of taxes, which is a separate component of stockholders’ equity. Realized gains and losses are recorded in our consolidated statement of operations. If we believe that an other than temporary decline exists, it is our policy to record a valuation allowance to reduce aggregate investments to fair value and record the related charge as a reduction of interest income.

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

At September 30, 2004, our balance sheet included net deferred tax assets of approximately $81.2 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating losses and research and development credit carryforwards. In the nine months ended September 30, 2004, we increased our net deferred tax assets by $25.6 million, mainly due to tax benefits from the exercise of employee stock options and the capitalization of research and development for federal and state tax returns.

To the extent we believe that recovery of a tax asset included on the balance sheet is not likely or is uncertain, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we include an expense within the tax provision in the statement of operations. Significant judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of September 30, 2004, we have recorded a valuation allowance of $1.1 million due to uncertainties related to our ability to recover certain of our deferred tax assets. In the event that actual results differ from the estimates or we adjust in future periods the estimates upon which the valuation allowance has been determined, we may need to record additional valuation allowance, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

	Nine Months Ended September 30,		Increase (Decrease)
	2004	2003
Cash flows (in millions)
Net cash provided by operating activities	$35.2	$12.2	$23.0
Net cash used in investing activities	$(61.6)	$(10.8)	$(50.8)
Net cash provided by (used in) financing activities	$12.8	$(18.3)	$31.1

As of September 30, 2004, we had cash and cash equivalents and marketable securities of $219.1 million, including a long-term component of $102.1 million. As of September 30, 2004, we had total working capital of $95.2 million, including a short-term component of deferred revenue of $24.5 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Cash generated in the nine months ended September 30, 2004 was primarily the result of net income adjusted for depreciation and amortization, a decrease in accounts receivable of $8.5 million primarily related to payments received under XDR and Redwood interface contracts and an increase of the tax benefit of stock options exercised of $28.7 million. This cash generated from operating activities was partially offset by an increase in prepaid, deferred taxes and other assets of $23.6 million and by a net decrease in deferred revenue of $12.3 million. The decrease in deferred revenue represents revenues recognized in excess of contract billings.

Net cash used in investing activities in the nine months ended September 30, 2004 primarily consisted of purchases and maturities of marketable securities and cash paid for the acquisition and related acquisition costs of certain serial link intellectual property assets from Cadence totaling $11.1 million and for $10.8 million for the purchases of property and equipment (including software tools from Cadence). These uses of cash were partially offset by proceeds of $5.6 million from the sale of our investment in Tessera.

For the nine months ended September 30, 2004, we generated net proceeds of $34.5 million from the issuance of Common Stock associated with exercises of employee stock options and stock issued under the employee stock purchase plan. The cash generated from the issuance of Common Stock was partially offset by $21.7 million we used to repurchase Common Stock under our stock repurchase program.

We currently anticipate that existing cash and cash equivalents will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We have signed a lease for a new facility in Chapel Hill through November 15, 2009, where our North Carolina employees relocated in June 2004.

As of September 30, 2004, our material net contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$33,671	$5,857	$10,777	$10,299	$6,738

Total	$33,671	$5,857	$10,777	$10,299	$6,738

RISK FACTORS

We face current and potential adverse determinations in litigation stemming from our efforts to protect our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM-compatible and DDR-compatible products in 2000-01, we became involved in litigation related to such efforts. As of September 30, 2004, we were in litigation with three such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) based on various allegations concerning our alleged conduct in the 1990s and early 2000s, including that we engaged in litigation misconduct and/or acted improperly during our 1991-96 participation in the JEDEC standard setting organization. For example, Hynix has now broadened their counterclaims to attempt to include our 1990s relationship with Intel and our alleged disparagement of DDR and SDRAM products in the 1990s. By way of further example, Infineon has indicated that it may, by pointing to documents not produced by us in time for the 2001 trial, try to set aside the 2003 Federal Circuit decision in our favor and reopen all of its now-dismissed JEDEC-related claims against us. Infineon has also complained about the alleged destruction of evidence, including through our document retention programs. The trial court has made preliminary rulings endorsing the basis for these “spoliation” claims. And Infineon has recently amended its counterclaims with leave of court, thereby asserting other legal theories related to what it calls unfair business practices and JEDEC misconduct. While we believe that these new and newly-expanded legal theories are merit-less, the trial court has rejected most of our pre-trial arguments against such claims and the appellate court has rejected our efforts to have them removed from the case before trial. There can be no assurance that Infineon and or others will not succeed with such claims or that Infineon and or others will not in some other way establish broad defenses against our patents or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration.

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

If there were an adverse determination by, or other resolution with, a government agency, we may be limited in enforcing our intellectual property rights and obtaining licenses, which would cause our revenues to decline substantially. For example, in April 2003, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications, during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing our intellectual property rights in patents with a priority date prior to May 1996. Although the initial decision in the FTC proceeding supported Rambus and dismissed the complaint, that initial decision has been appealed by the FTC staff and may be reversed by the FTC or subject to some future compromise given developments in that case or the totality of circumstances we face. The European Commission has directed inquiries to us relating to similar topics. If proceedings by one of these agencies, or any other governmental agency, resulted in a resolution that could limit our ability to enforce or license our intellectual property, our revenues could decline substantially. In addition, on May 13, 2004, the Technical Appeals Board of the European Patent Office issued its written opinion as to the revocation of European Patent No. 0525068. If a sufficient number of our other patents are similarly impaired or revoked, that could also limit our ability to enforce or license our intellectual property our revenues would decline substantially.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors that could cause our operating results to fluctuate include:

•	adverse litigation results;

•	semiconductor and systems companies’ acceptance of our interface products;

•	the loss of any strategic relationships with systems companies or licensees;

•	semiconductor or systems companies discontinuing major products incorporating our interfaces;

•	announcements or introductions of new technologies or products by us or our competitors;

•	the unpredictability of the timing of any litigation expenses;

•	changes in our, chip and systems companies’ development schedules and levels of expenditure on research and development;

•	licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts; and

•	changes in our strategies including but not limited to changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

Currently, royalties account for over 82% of our total revenues and we believe that royalties will continue to represent a majority of total revenues in the future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter, however, royalties are only recognized if collectibility is probable. Royalties are also dependent upon fluctuating sales volumes and prices of licensed chips that include our technology, all of which are beyond our ability to control or assess in advance. In addition, royalty revenues are affected by the seasonal shipment patterns of systems incorporating our interface products, or by a systems company change in its source of licensed chips, and the new source’s different royalty rates.

As a result of these uncertainties and effects being outside of our control, royalty revenues are challenging to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.

In the quarter and nine months ended September 30, 2004, revenues from our top five licensees accounted for approximately 75% and 76% of our revenues, respectively. This compares with the quarter and nine months ended September 30, 2003 where revenue from our top five licensees accounted for 83% and 84% of our revenues, respectively. In the quarter ended September 30, 2004, revenue from Intel, Toshiba, and Elpida, each accounted for greater than 10% of our total revenues. In contrast, during the quarter ended September 30, 2003, revenue from Intel, Toshiba and Samsung Electronics Co., Ltd., each accounted for greater than 10% of total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

Substantially all of our licensees, including Intel, have the right to cancel their licenses, and the loss of any of our top five licensees would cause revenues to decline substantially. Because the revenues derived from various licensees vary from period to period depending on the addition of new contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to systems companies, the particular licensees which account for revenue concentration have varied from period to period. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated in a limited number of licensees.

Our financial results are materially dependent upon Intel, and if we cannot maintain this relationship into the future, our results of operations may decline significantly.

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

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program, and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post-contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates and may cause our stock price to decline.

Our financial results are materially dependent on the DRAM market, which may experience declines in price and unit volume per system, which could cause our revenue to decline.

For the quarter ended September 30, 2004, a material portion of our royalties was derived from the sale of DRAM. Except with respect to those licensees with whom we have fixed royalty arrangements, royalties on DRAM are based on the volumes and prices of DRAM manufactured and sold by our licensees.

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

Although sales of semiconductors to systems companies that have adopted our interfaces for their products are not made directly by us, such sales directly affect the amount of royalties we receive from semiconductors. Therefore, our success is partially dependent upon the adoption of our chip interfaces by systems companies, particularly those that develop and market high-volume business and consumer products such as PCs and video game consoles. We are subject to many risks beyond our control that influence the success or failure of a particular systems company, including, among others:

•	competition faced by a systems company in its particular industry;

•	the timely introduction and market acceptance of a systems company’s products;

•	the engineering, sales and marketing and management capabilities of a systems company;

•	technical challenges unrelated to our interfaces faced by a systems company in developing its products; and

•	the financial and other resources of the systems company.

The process of persuading systems companies to adopt our chip interface can be lengthy and, even if adopted, there can be no assurance that our interfaces will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We must dedicate substantial resources to market to, and support, systems companies, in addition to supporting the sales, marketing and technical efforts of our licensees in promoting our interfaces to systems companies. Even if a systems company develops a product based on our interface, success in the market will depend in part on a supply of semiconductors from our licensees in sufficient quantities and at commercially attractive prices. Because we do not control the business practices of our licensees, we have no ability to establish the prices at which the chips containing our interfaces are made available to systems companies or the degree to which our licensees promote our interfaces to systems companies.

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

We believe that our principal competition for memory interfaces may come from our licensees and prospective licensees, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Companies are also beginning to take a system approach similar to ours in solving the application needs of systems companies. Most DRAM suppliers have been producing DDR chips, which use a technology that doubles the memory bandwidth without increasing the clock frequency.

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

In the RaSer interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link interfaces, as well as from competitors, such as Artisan Components and Synopsys, Inc., who license similar serial link interface cells. At the 10 gigabit per second speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts underway or completed for serial links from standard bodies such as PCI-SIG and OIF. Although these and other competing efforts may infringe our existing or future patents, we may face increased competition in the future that could negatively impact our RaSer interface business.

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

Our strategy includes gaining acceptance of our technology in high-volume consumer applications. These applications include video game consoles, such as the Sony PlayStation®2, digital TVs and set-top boxes. There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in generating expected royalties, nor can there be any assurance that any of our technologies selected for licensing will be implemented in a commercially developed or distributed product.

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

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Such expansion could come from internal growth or acquisitions, such as our recent acquisition of certain intellectual property assets from Cadence. Our licensees and systems customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our chip interface technologies. In addition, relationships with new licensees or systems companies generally require significant engineering support. As a result, any increases in adoption of our interfaces will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our interface technologies and to remain competitive. The rapid rate of hiring or integrating new employees, managing an acquisition, or coordinating a third party sales relationship with a substantially larger sales force, could be disruptive and could adversely affect the efficiency of our business or cause conflicts in our distribution or sales channels.

Certain acquisitions may involve business models with which we are unfamiliar. The rate of our future expansion, if any, in combination with the complexity of the interfaces involved in our licensee-based business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of the licensees and systems companies. Furthermore, we may be required to reorganize our managerial structure in order to more effectively respond to the needs of customers. Given the small pool of potential licensees and target systems companies, the adverse effect resulting from our lack of effective management in any of these areas will be magnified. Our inability to manage the expansion of our business could cause our financial results to decline.

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

The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing improvements. We derive most of our revenue from our chip interface technologies that we have patented. We expect that this dependence on our fundamental technology will continue for the foreseeable future. The introduction or market acceptance of competing interfaces that render our chip interfaces less desirable or obsolete would have a rapid and material adverse effect on our business, results of operations and financial condition. The announcement of new chip interfaces by us could cause licensees or systems companies to delay or defer entering into arrangements for the use of our current interfaces, which could have a material adverse effect on our business, financial results and condition of operations. We are dependent on the industry to develop test solutions that are adequate to test our interfaces and to supply such test solutions to our customers and us.

Our continued success depends on our ability to introduce and patent enhancements and new generations of our chip interface technologies that keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. We must continually devote significant engineering resources to addressing the ever-increasing need for higher speed chip interfaces associated with increases in the speed of microprocessors and other controllers. The technical innovations that are required for us to be successful are inherently complex and require long development cycles, and there can be no assurance that our development efforts will ultimately be successful. In addition, these innovations must be:

•	completed before changes in the semiconductor industry render them obsolete;

•	available when systems companies require these innovations; and

•	sufficiently compelling to cause semiconductor manufacturers to enter into licensing arrangements with us for these new technologies.

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

For the nine months ended September 30, 2004 and 2003, international revenues constituted approximately 68% and 63% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future.

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

Our international operations and demand for the products of our licensees are subject to a variety of additional risks, including:

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

Our success is dependent upon our ability to identify, attract, motivate and retain qualified personnel who can enhance our existing technologies and introduce new technologies. Competition for qualified personnel, particularly those with significant industry experience, is intense. We are also dependent upon our senior management personnel, most of whom have worked together for us for many years. The loss of the services of any of our senior management personnel, or key sales personnel in critical markets, or of a significant number of our engineers could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.

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

FASB’s adoption of Statement 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

On October 13, 2004, FASB adopted Statement 123R, “Share-Based Payment,” which will require us, starting in the third quarter of fiscal year 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If FASB’s Statement 123R was in effect for the periods reported in this report, we would have had to reduce net income by $9.2 million, and $8.3 million, net of tax, for the quarters ended September 30, 2004 and 2003, respectively. This reduction would have resulted in net income of $1.2 million and a net loss of $3.3 million for those periods, respectively. For the nine months ended September 30, 2004 and 2003, we would have had a reduction to our net income of $27.8 million and $22.4 million, net of tax, respectively. This would have resulted in a net loss of $0.7 million and $7.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at September 30, 2004.

	Carrying Value (in thousands)	Average Rate of Return at September 30, 2004 (annualized)
Marketable securities:
Cash equivalents	$28,076	1.71%
United States government debt securities	112,533	2.05%
Corporate notes and bonds	71,653	2.07%
Municipal notes and bonds	8,073	1.64%

Total marketable securities	$220,335

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, our Board has authorized the purchase in open market transactions of up to ten million shares of our outstanding Common Stock over an undefined period of time. As of September 30, 2004, we had repurchased 7.5 million shares of our Common Stock at an average price per share of $10.05. A total of 503,000 shares were repurchased at an average price per share of $15.16 and 1,345,000 shares were repurchased at an average price per share of $16.09 in the quarter and nine months ended September 30, 2004, respectively. As of September 30, 2004, there remained an outstanding authorization to repurchase 2.5 million shares of our outstanding Common Stock as represented by the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/04 – 7/31/04	39,600	$15.88	39,600	2,960,937
8/1/04 – 8/31/04	287,700	$16.37	287,700	2,673,237
9/1/04 – 9/30/04	175,787	$13.00	175,787	2,497,450

Total	503,087	$15.16	503,087	2,497,450

Item 3.    Defaults Upon Senior Securities—Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5.    Other Information—Not Applicable

Item 6.    Exhibits

Please refer to the Exhibit Index of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

October 29, 2004 Date:	/S/ ROBERT K. EULAU By: Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(15)	Amended and Restated Bylaws of Registrant dated November 21, 2002.
3.4(17)	Amendment to Amended and Restated Bylaws of Registrant dated March 28, 2003.
4.1(1)	Form of Registrant’s Common Stock Certificate.
4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.
4.3(13)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.
4.3.2(18)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.
4.4(7)	Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.
10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.4(1)(2)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.
10.4.1(4)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.
10.5(11)	1990 Stock Plan, as amended, and related forms of agreements.
10.6(19)	1997 Stock Plan (as amended and restated as of July 10, 2003).
10.7(11)	1997 Employee Stock Purchase Plan and related forms of agreements.
10.8(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.
10.10(6)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos–El Camino Associates, LLC.
10.11(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.
10.12(6)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.
10.13(8)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.
10.14(9)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).
10.15(2)(14)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.
10.16(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.
10.17(10)(17)	Development Agreement, dated as of January 6, 2003, between Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10.18(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10.19(10)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.
10.20(20)	David Mooring Employment Agreement, dated as of January 14, 2004, between Registrant and David Mooring
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Registration Statement on Form S-8 filed December 22, 1999 (file no. 333-93427).
(6)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(9)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(10)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(11)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(12)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(13)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(14)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(15)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(17)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(18)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(19)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.
(20)	Incorporated by reference to the Form 10-Q filed on April 29, 2004.