Form 10-K
period 2004-12-31
RAMBUS INC
filed 2005-02-17
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $1.3 billion based upon the closing price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 99,025,643 as of January 31, 2005.

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

PART I

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Sources, amounts and concentration of revenue;

•	Product development;

•	Improvements in technology;

•	Engineering, marketing and general and administration expenses;

•	Research and development expenses;

•	Success in the market of our or our licensees’ products;

•	Success in renewing license agreements;

•	Sources of competition;

•	Outcome and effect of current and potential future litigation;

•	Protection of intellectual property;

•	International licenses and operations, including our new design facility in Bangalore, India;

•	Status of our leveraged position;

•	Likelihood of paying dividends;

•	Cash and cash equivalents position;

•	Lease commitments;

•	Adoption of accounting pronouncements;

•	Terms of our licenses;

•	Trading price of our common stock;

•	Operating results;

•	Realization of deferred tax assets;

•	Accounting estimates and procedures;

•	Valuation allowance for deferred tax assets; and

•	Amortization of intangible assets.

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

Rambus, RDRAM, XDR, RaSer, RaSerX and FlexIO are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this annual report on Form 10-K are the property of their respective owners.

Industry wide terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Graphics Double Data Rate	GDDR
Synchronous Dynamic Random Access Memory	SDRAM

From time to time we will refer to the abbreviated names of certain companies and, as such, have provided a chart to indicate the full names of those companies for your convenience.

ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Canon Inc.	Canon
Cisco Systems, Inc.	Cisco
Cray Computer Corporation	Cray
Elpida Memory, Inc.	Elpida
Hewlett-Packard Company	Hewlett-Packard
Hitachi Ltd.	Hitachi
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Intel Corporation	Intel
Juniper Networks, Inc.	Juniper
Matsushita Electrical Industrial Co.	Matsushita
Micron Technologies, Inc.	Micron
Mitsubishi Electric Corporation	Mitsubishi
NEC Corporation	NEC
NEC Electronics Corporation	NECEL
NurLogic Design, Inc.	NurLogic
Oki Electric Industry Co., Ltd.	Oki
Renesas Technology Corporation	Renesas
S3 Graphics, Inc.	S3 Graphics
Samsung Electronics Co., Ltd.	Samsung
Sony Corporation	Sony
Synopsys Inc.	Synopsys
Tessera Technologies, Inc.	Tessera
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba
United Microelectronics Corporation	UMC
Velio Communications	Velio

Item 1.    Business

Rambus Inc.™ (“we” or “Rambus”) was founded in 1990 and reincorporated into Delaware in March 1997. Our principal executive offices are located at 4440 El Camino Real, Los Altos, California. Our Internet address is www.rambus.com. You can obtain copies of our Form 10-K, 10-Q, 8-K reports, and other filings with the SEC, and all amendments to these filings, free of charge from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

We create a broad range of chip interface technologies that improve the time-to-market, performance, and cost-effectiveness of our customers’ semiconductor and system products. Our licensed products are used in a broad range of computing, consumer electronics and communications applications.

Our chip interface technologies are covered by more than 380 U.S. and international patents. Additionally, we have over 380 patent applications currently pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our interface technologies provide a lower risk, more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

We offer our customers a number of alternatives for using our chip interface technologies in their products. First, we license our broad portfolio of patented inventions to semiconductor and system companies who use these inventions in the development and manufacture of their own products and for which they pay us royalties. Such licensing agreements may cover the license of part, or all, of our patent portfolio. Second, we develop industry standard and custom chip interface designs that we provide to our customers under license for incorporation into their semiconductor and system products and for which we receive royalty payments or other revenues. In conjunction with the chip interface licenses, our customers receive licenses to our patents as necessary to implement the interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts. Third, we offer engineering services to customers to help them successfully integrate our interface technologies into their chip and system products.

On April 10, 2003, the Board of Directors of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective January 1, 2003. As a result, financial statements included in this report show results of operations for the twelve months ended December 31, 2004 and 2003 (audited) and 2002 (unaudited), the three months ended December 31, 2002 (audited) and 2001 (unaudited) and the twelve months ended September 30, 2002 (audited). Except as specifically required under Regulation S-X or S-K, we have chosen to present the twelve months ended December 31 information since this is our new fiscal year end.

Background

The performance of computers, consumer electronics and other electronic systems is typically constrained by the speed of data transfer between the chips within the system. Ideally, the frequency of the data transfer between chips should be the same as the frequency of the data transfer on-chip. Over the last decade, however, this has not been the case as on-chip frequencies continue to exceed the frequency of communication between chips at an ever-increasing rate. For example, today’s fastest Pentium® 4 processors transfer data on-chip at a rate in excess of 3.0 gigahertz (GHz), but transfer data between chips at 1.066 GHz. As a result of this widening performance gap, continued advances to increase on-chip frequencies face potentially diminishing returns in increasing overall system performance. Further, Moore’s Law continues to drive up transistor counts at a much faster rate than packaging technology can increase the pin counts of chips, resulting in another widening performance gap that may impact the ability to increase overall system performance. Our chip interface technologies help semiconductor and system designers narrow these gaps thus helping to boost the performance of electronic systems.

Our Products

Memory Interfaces

We have three memory interface product families:

Our XDR memory interface product family is designed for high-performance, low-cost memory applications. The 2-byte wide XDR DRAM operating at a 3.2 GHz data rate provides up to 6.4 gigabytes per second (GB/s) of bandwidth. The XDR memory interface is available for integration into memory and controller chips for next-generation consumer electronics, computer graphics and networking applications. The XDR memory interface achieves its high performance using many of our patented inventions, including in the areas of: transferring 8 bits of data per clock cycle using Octal Data Rate technology, using ultra-low voltage differential bi-directional signaling, and utilizing our FlexPhase™ technology which uses flexible circuits to synchronize data output and compensate for timing errors. Our XDR memory interface technology includes a roadmap to over 12.8 GHz data rates, which enable system memory bandwidth of 400 GB/s and beyond. Leading technology companies such as Elpida, Matsushita, Samsung, Sony, and Toshiba have licensed our XDR memory interface technology.

Our RDRAM memory interface product family has been integrated into DRAM memory chips and memory controllers by a number of chip manufacturers. Chips incorporating our RDRAM memory interface are in production, providing high performance for servers, video game consoles, projectors, printers, digital TVs, set-top boxes, routers and switches. Leading technology companies such as Cisco, Intel, Matsushita, Samsung, Sony, Texas Instruments and Toshiba incorporate our RDRAM interface into their products.

Our DDR controller interface product family is designed to be compatible with a number of industry standards. Our DDR controller interfaces support mainstream DDR1 and DDR2 up to 800 megahertz (MHz) data rates and graphics DDR, including GDDR1, GDDR2 and GDDR3, up to 1600MHz data rates. We also offer interfaces that combine DDR or GDDR interfaces with our XDR memory interfaces to provide even higher speed solutions that enable significant improvements in system bandwidth with increased design flexibility. Matsushita and Toshiba have licensed our DDR2 interface for use in their products.

Logic Interfaces

We have three logic interface product families:

We offer a family of industry-standard, high-speed and low-power serial links for communications between logic chips in a broad range of computing, consumer and communications applications. Our industry-standard serial interfaces are compatible with communication protocols such as XAUI, Fibre Channel, Ethernet, PCI Express® and Serial ATA, as well as emerging next-generation solutions that enable further significant improvements in system bandwidth. Leading companies including Intel, S3 Graphics, Toshiba, and UMC have licensed our serial link interfaces for use in their products.

We also offer a family of customized, high-performance serial links, based on our RaSer V and RaSer X technology, for applications requiring data transfer rates not supported by industry standards. Our RaSer X interface has been demonstrated to operate at greater than 10 gigabits per second (Gb/s) over network backplanes, enabling significant improvement in bandwidth and capacity of enterprise systems. The RaSer V interface technology has been licensed by Toshiba, and the RaSer X interface technology has been licensed by NECEL.

The FlexIO family of processor bus interfaces provides communication between logic chips in a broad range of computing, consumer and communications applications. This technology has been demonstrated to operate at data rates greater than 6.4 Gb/s in test platforms. The FlexIO processor bus interface has been licensed by Toshiba and Sony for use in the cell processor and future broadband applications.

Patent Licenses

We license select parts of our broad portfolio of patents that underpin our chip interface products to our customers. Leading companies such as Elpida, Intel, Matsushita, NEC, Renesas, Samsung, and Toshiba have taken licenses to certain of our patents for use in their own products. Additionally, licensees of our memory and logic interface products and designs, described above, receive, as an adjunct to their interface license agreements, patent licenses as necessary to implement the interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Target Markets, Applications and Customers

We work with leading and emerging chip and system customers to enable their next generation products. We engage with our customers across the entire product life cycle, from system architecture development, to chip design, to system integration, to production ramp up through product maturation. Our interface technologies are incorporated into a broad range of high-volume applications in the computing, consumer electronics and communications markets. System level products that utilize our interfaces include servers, printers, video projectors, video game consoles, digital TVs, set-top boxes, routers and switches manufactured by such companies as Canon, Cisco, Cray, Hewlett-Packard, Juniper, Matsushita and Sony. We also license our patented inventions to a wide range of semiconductor companies including Elpida, Hitachi, Intel, Matsushita, Mitsubishi, NEC, Oki, Renesas, Samsung and Toshiba.

Our Strategy

The key elements of our strategy are as follows:

Develop Core Technology: Develop and patent our core technology to provide us with a fundamental competitive advantage in memory and logic chip interfaces.

Develop Products: Develop products which incorporate our core technology and provide our customers with the benefits of faster time-to-market, lower risk and greater cost effectiveness for a range of applications and performances spanning from industry standard to high performance proprietary interfaces.

Develop Infrastructure and Market: Develop the infrastructure and market to ensure interoperability and the broad availability of our chip interface products.

Engage With Leading and Emerging Companies: Engage with leading and emerging chip and system customers to solve their critical interface design problems and incorporate our low-risk, silicon-proven interfaces into their solutions.

License our Interface Technologies: License our patented inventions and specific chip interface products to customers for use in their semiconductor and system products.

Design and Manufacturing

Our chip interface technologies are developed with high-volume manufacturing processes in mind, such as industry-standard complementary metal-oxide semiconductor processes among others, including those available from leading semiconductor manufacturers. Typically, our interfaces are delivered in one of three ways: implementation package, custom development or off-the-shelf design. We provide implementation packages to licensees who wish to port our interface designs to a manufacturing process being used to develop their semiconductor products. This package typically includes a specification, a generalized circuit layout database and test parameter software. We do custom development when licensees have contracted with us to produce a specific design implementation optimized for the licensee’s manufacturing process. In such cases, the licensee provides specific design rules and transistor models for the licensee’s process. We deliver off-the-shelf products when licensees purchase a previously developed interface design, which is typically the case with fabless semiconductor companies where the design rules and transistor models are provided by a third-party foundry manufacturer.

Research and Development

Our ability to compete in the future will be substantially dependent on our ability to advance our chip interfaces and patented inventions in order to meet changing market needs. To this end, we have assembled a team of highly skilled engineers whose activities are focused on further development of our chip interfaces and patented inventions as well as adaptation of current interfaces to specific customers’ processes. Our engineers are developing new interfaces and new versions of existing interfaces that we expect will allow chip data transfer at higher speeds, as well as provide other improvements and benefits. Our design and development process is a multi-disciplinary effort requiring expertise in system architecture, digital and analog circuit design and layout, semiconductor process characteristics, packaging, printed circuit board routing, signal integrity and high-speed testing techniques.

As of December 31, 2004, we had 170 employees in our engineering departments, representing 72% of our total human resources. Approximately 52% of our engineering employees have advanced technical degrees and 15% have PhDs. For the twelve months ended December 31, 2004, 2003 and 2002, research and development expenses were approximately $32.6 million, $30.4 million and $23.7 million, respectively. We expect that we will continue to invest substantial funds in research and development activities. In addition, because our license and customer service agreements often call for us to provide engineering support, a portion of our total engineering costs have been allocated to the cost of contract revenues, even though these engineering efforts have direct applicability to our technology development.

Competition

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Some semiconductor companies have developed and support competing logic interfaces including their own serial link interfaces and parallel bus interfaces. We also face competition from semiconductor and intellectual property companies who provide their own DDR memory interface technology and solutions. In addition, most DRAM manufacturers, including our RDRAM and XDR licensees, produce versions of DRAM such as SDRAM, DDRx (where the “x” is a number that represents a version) and GDDRx (where the “x” is a number that represents a version) which compete with RDRAM and XDR chips. We believe that our principal competition for memory interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

The JEDEC Solid State Technology Association, a standards setting body including semiconductor and system companies, has standardized what they call an extension of DDR, known as DDR2. JEDEC is also thought to be standardizing what they describe as an extension of DDR that they refer to as DDR3 and a fully buffered DIMM standard. Other efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

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

In the industry standard and custom serial link interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link interfaces, as well as from competitors, such as ARM and Synopsys, who license similar serial link interface products. At the 10 Gb/s speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts under way or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our serial link interface business.

In the FlexIO processor bus interface business, we face additional competition from semiconductor companies who develop their own parallel bus interfaces, as well as competitors who license similar parallel bus interface products. We may also see competition from industry consortia or standard setting bodies that could negatively impact our FlexIO processor bus interface business.

As with our memory interface products, to the extent that competitive alternatives to our serial or parallel logic interface products might provide comparable system performance at lower or similar cost, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies.

Employees

As of December 31, 2004, we had 237 full-time employees. We believe that our relationship with our employees is excellent.

Patents and Intellectual Property Protection

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. We currently have more than 380 U.S. and international patents on various aspects of our technology, with expiration dates ranging from 2010 to 2022, and have over 380 pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

RISK FACTORS

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM compatible and DDR compatible products in 2000-01, we became involved in litigation related to such efforts. As of December 31, 2004, we were in litigation with three such potential SDRAM compatible and DDR compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) that our patents are unenforceable based on various allegations concerning our alleged conduct in the 1990s and early 2000s, including that we engaged in litigation misconduct and/or acted improperly during our 1991-96 participation in the JEDEC standard setting organization.

For example, Hynix has now broadened its counterclaims to attempt to include our 1990s relationship with Intel and our alleged disparagement of DDR and SDRAM products in the 1990s. By way of further example, Infineon has indicated that it may, by pointing to documents not produced by us in time for the 2001 trial, try to set aside the 2003 Federal Circuit decision in our favor and reopen all of its now-dismissed JEDEC-related claims against us. The Infineon court held a hearing on February 4-5, 2005 on Infineon’s motion to dismiss our patent infringement claims, and for summary judgment of unclean hands, based on alleged litigation misconduct and spoliation. Infineon has also complained about the alleged destruction of evidence, including through our document retention programs. The trial court has made preliminary rulings endorsing the basis for these “spoliation” claims.

There can be no assurance that parties will not succeed with such claims against us or that they will not in some other way establish broad defenses against our patents or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration.

Any of these matters, whether or not determined in our favor or settled by us, is costly and diverts the efforts and attention of our management and technical personnel from normal business operations. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights, beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Failure to achieve positive results in litigation will also result in a failure to trigger certain contractual provisions which would convert certain flat rate royalty arrangements to per unit royalties. Any or all of these adverse results could cause a substantial decline in our revenues.

An unfavorable outcome to us from court proceedings related to Infineon’s motion to dismiss our patent infringement claim and for other sanctions for alleged litigation misconduct that are set for February 2005 is probable and, depending on the severity of the adverse outcome, may lead to a significant decline in our stock price.

Infineon, has recently amended its counterclaims, with leave of the court, to assert legal theories against us related to what it calls spoliation, unfair business practices and/or JEDEC misconduct. On December 20, 2004, Infineon filed a motion for summary judgement to dismiss our patent infringement claim and for other sanctions for alleged litigation misconduct and spoliation. The motion was heard by the court on February 4, 2005. Although, that motion was denied in part, a bench trial has been set to begin on February 21, 2005 to try Infineon’s “unclean hands” defense based on similar allegations. The remanded patent trial is currently set to follow that bench trial with a jury decision that may be issued in early March. Based upon the rulings, conduct and comments of the trial court to date and the appellate court’s rejection of our efforts to have these expanded claims removed from the case before trial by denying our request for interlocutory review on the subject, we believe it is probable that the trial court will grant some or all of the sanctions requested by Infineon at the February 4, 2005 hearing, that we will, at or before trial, otherwise be denied the relief we seek in the trial court on our affirmative claims for patent infringement, and that Infineon will be granted some form of relief on its counterclaims. An unfavorable outcome to us in some or all of these areas may adversely affect our pending litigations with Hynix and Micron, our pending appeal before the Federal Trade Commission (FTC), our ability to enforce our patents against others, our relationships with our existing licensees, our ability to renew existing licenses or secure additional licensees and the value of our stock. While we intend to vigorously pursue an appeal of unfavorable rulings, it is likely that our business will continue to be adversely affected during the pendency of any such appeal, and possibly longer, depending on the severity of the unfavorable outcomes in the trial court and depending on the outcome of any such appeal.

An adverse resolution by or with a governmental agency, such as the Federal Trade Commission or the European Patent Office, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenues to decline substantially.

If there were an adverse determination by, or other resolution with, a government agency, we may be limited in enforcing our intellectual property rights and in obtaining licenses, which would cause our revenues to decline substantially. For example, in June 2002, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing our intellectual property rights in patents with a priority date prior to June 1996. Although the initial decision in the FTC proceeding supported Rambus and dismissed the complaint, that initial decision has been appealed by the FTC staff and may be reversed by the FTC or subject to some future compromise given developments in that case or the totality of circumstances we face. The European Commission has directed inquiries to us relating to similar topics. If proceedings by one of these agencies, or any other governmental agency, resulted in a resolution that could limit our ability to enforce or license our intellectual property, our revenues could decline substantially.

On May 13, 2004, the Technical Appeals Board of the European Patent Office issued its written opinion as to the revocation of European Patent No. 0525068. In addition, on January 13, 2005, an opposition board of the European Patent Office revoked our European Patent No. 004956, but has not yet issued its written decision. Although we intend to appeal this decision to an appellate panel of the European Patent Office, this result leaves us with one remaining issued patent in Europe relating to DDR DRAM memory products, which patent is currently subject to a pending opposition proceeding. If a sufficient number of our other patents are similarly impaired or revoked, our ability to enforce or license our intellectual property would be significantly impaired and would cause our revenues to decline substantially.

If we are unable to successfully protect our inventions through the issuance and enforcement of patents, our operating results could be adversely affected.

We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:

•	any current or future U.S. or foreign patent applications would be approved;

•	these issued patents will protect our intellectual property and not be challenged by third parties;

•	the validity of our patents will be upheld;

•	our patents will not be declared unenforceable;

•	the patents of others will not have an adverse effect on our ability to do business; or

•	others will not independently develop similar or competing interfaces or design around any patents that may be issued to us.

If any of the above were to occur our operating results could be adversely affected.

Our inability to protect and own the intellectual property created by us would cause our business to suffer.

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law, and contractual provisions to protect our other, non patentable, intellectual property rights. If we fail to protect these intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The continued growth of our business depends in large part on the applicability of our intellectual property to the products of third party manufacturers, and our ability to enforce intellectual property rights against them. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so our business will suffer.

We might experience payment disputes for amounts owed to us under our licensing agreements, and this may harm our results of operations.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. We have implemented a royalty audit program, which consists of periodic royalty audits of our major licensees, using accounting firms that are independent of our independent registered public accounting firm, PricewaterhouseCoopers LLP. We have performed royalty audits from time to time but we primarily rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. The result of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits or dispute resolutions may result in us missing analyst estimates and causing our stock price to decline. Royalty audits may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.

For the twelve months ended December 31, 2004 and 2003, revenues from our top five licensees accounted for approximately 74% and 75% of our revenues, respectively. For the twelve months ended December 31, 2004, revenues from Intel, Toshiba, and Elpida, each accounted for greater than 10% of our total revenues. In contrast, for the twelve months ended December 31, 2003, revenues from Intel, Toshiba and Samsung, each accounted for greater than 10% of total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

Substantially all of our licensees, including Intel, have the right to cancel their licenses, and all but one of our patent licenses covering SDRAM and DDR SDRAM memory and controllers are set to expire in 2005. Failure to renew our existing licenses and/or the loss of any of our top five licensees would cause revenues to decline substantially.

In addition, some of our commercial agreements require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, respond quickly to market forces, or otherwise to compete on the basis of price. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated in a limited number of licensees.

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs and defense of our intellectual property.

We have significant indebtedness. On February 1, 2005, we issued $300 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010.

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	a substantial portion of our cash flow from operations will be dedicated to the payment of the principal of our indebtedness as we are required to pay the principal amount of the notes in cash when due;

•	if we elect to pay any premium on the notes with shares of our common stock or we are required to pay a “make-whole” premium with our shares of common stock, our existing stockholders’ interest in us would be diluted; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

Our ability to pay interest and principal on our debt securities, to satisfy other debt obligations which may arise and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that may contain cross-default or cross-acceleration provisions. We believe that cash flow from operations will be sufficient to cover our debt service and other requirements. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, however, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Our financial results are materially dependent upon Intel, and if we cannot maintain this relationship into the future, our results of operations may decline significantly.

Intel is our largest customer and is an important catalyst for the development of new memory and logic interfaces in the semiconductor industry. We have a patent cross-license agreement with Intel for which we will receive quarterly royalty payments through the second quarter of 2006. The patent cross-license agreement expires in September 2006, at which time; Intel will have a paid up license for the use of all of our patents claiming priority prior to September 2006. Intel has the right to cancel the agreement with us prior to the expiration of the contract. We have other licenses with Intel, in addition to the patent cross-license agreement, for the development of serial link interfaces. If we cannot maintain our relationship with Intel into the future, our results of operations may decline significantly.

Our inexperience in managing rapid growth could strain our resources and cause our financial results to decline.

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Our licensees and systems customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our chip interface technologies. In addition, relationships with new licensees or system companies generally require significant engineering support. As a result, any increases in adoption of our interfaces will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our interface technologies and to remain competitive. The rapid rate of hiring new employees or coordinating a third party sales relationship with a substantially larger sales force, could be disruptive and could adversely affect the efficiency of our business or cause conflicts in our distribution or sales channels.

We may make future acquisitions or enter into mergers, strategic transactions or other arrangements that could cause our business to suffer.

We may continue to make investments in complementary companies, products or technologies or enter into mergers, strategic transactions or other arrangements, such as our acquisition of certain intellectual property assets from Cadence. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, cash management and financial reporting;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to recognize the cost savings or other financial benefits we anticipated; and

•	our increasing international presence resulting from acquisitions may increase our exposure to foreign political, currency and tax risks.

In connection with future acquisitions or mergers, strategic transactions or other arrangements, we may incur substantial expenses regardless of whether the transaction occurs. We may also incur non-cash charges in connection with a merger, acquisition, strategic transaction or other arrangement. In addition, we may be required to assume the liabilities of the companies we acquire. By assuming the liabilities, we may incur liabilities such as those related to intellectual property infringement or indemnification of customers of acquired businesses for similar claims, which could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would involve restrictive covenants or be dilutive to our existing stockholders.

We face risks associated with our international licenses and operations, including our new manufacturing and design facility in Bangalore, India.

For the twelve months ended December 31, 2004 and 2003, international revenues constituted approximately 69% and 64% of our total revenues, respectively. For these periods, our international revenues were derived primarily from licenses of our intellectual property. In an effort to expand our international presence, we recently established a design facility in Bangalore, India which we expect to be fully operational during the first half of 2005. As a result of this new facility and our continued focus on international licensing, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

To date, all of our internationally based revenues have been denominated in U.S. dollars. However, to the extent that future international revenues are not denominated in U.S. dollars, such revenues would be subject to fluctuations in currency exchange rates. In addition, if the effective price of products sold by us, licensed by our foreign licensees, or sold by companies that incorporate our technology into their products (such as system companies) were to increase as a result of fluctuations in the exchange rate of the relevant currencies, overall demand for our products could fall, which in turn would reduce our royalties. Currently, we do not use derivative instruments to hedge foreign exchange rate risk.

In addition to the risks mentioned above, our international operations and demand for our products are subject to a variety of other risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned in India being subject to local tax laws and may not be repatriated to the United States or, if repatriation is possible, it may be limited in amount;

•	changes to tax codes and treatment of revenues from international sources, including being subject to Indian tax laws and potentially liable for paying taxes in India;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our Bangalore facility;

•	that our Bangalore facility is our first attempt to manage a design center that is outside of the United States;

•	hiring, maintaining and managing a workforce remotely and under the laws of India; and

•	natural disasters, acts of terrorism, widespread illness and war.

We and our licensees are subject to many of the risks described above with respect to companies which are located in different countries, particularly home video game console and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with our international licenses or operations could not result in a material adverse effect on our business, financial condition or results of operations.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors that could cause our operating results to fluctuate include:

•	adverse litigation results such as an adverse outcome to us in the Infineon court proceedings;

•	semiconductor and system companies’ acceptance of our interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our interfaces;

•	announcements or introductions of new technologies or products by us or our competitors;

•	the unpredictability of the timing of any litigation expenses;

•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts; and

•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

In 2004, royalties accounted for over 82% of our total revenues, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is probable. Royalties are also dependent upon fluctuating sales volumes and prices of licensed chips that include our technology, all of which are beyond our ability to control or assess in advance. In addition, royalty revenues are affected by the seasonal shipment patterns of systems incorporating our interface products, or by a system company change in its source of licensed chips, and the new source’s different royalty rates.

As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

Our licensing cycle is lengthy and costly which makes it difficult to predict future revenues, which may cause us to miss analysts’ estimates and may result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post contract customer support is expected to be provided. We also use percentage of completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates and may cause our stock price to decline.

Our revenue is subject to the pricing policies of our licensees over whom we have no control.

We have no control over our licensees’ pricing of their products and there can be no assurance that licensee products using or containing our interfaces will be competitively priced or will sell in significant volumes. One important requirement for our memory interfaces is for any premium in the price of memory and controller chips over alternatives to be reasonable in comparison to the perceived benefits of the interfaces. If the benefits of our technology do not match the price premium charged by our licensees, the resulting decline in sales of products incorporating our technology could harm our operating results.

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

Our revenues could decline if sales made by system companies decline.

Our success is partially dependent upon the adoption of our chip interface technologies by system companies, particularly those that develop and market high volume business and consumer products such as PCs and video game consoles. We are subject to many risks beyond our control that influence the success or failure of a particular system company, including, among others:

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

The process of persuading system companies to adopt our chip interface technologies can be lengthy and, even if adopted, there can be no assurance that our interfaces will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We must dedicate substantial resources to market to, and support, system companies, in addition to supporting the sales, marketing and technical efforts of our licensees in promoting our interfaces to system companies. Even if a system company develops a product based on our interface, success in the market will depend in part on a supply of semiconductors from our licensees in sufficient quantities and at commercially attractive prices. Because we do not control the business practices of our licensees, we have no ability to establish the prices at which the chips containing our interfaces are made available to system companies or the degree to which our licensees promote our interfaces to system companies.

We face intense competition that may cause our results of operations to suffer.

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. In addition, most DRAM manufacturers, including our RDRAM and XDR licensees, produce versions of DRAM such as SDRAM, DDRx and GDDRx that compete with RDRAM and XDR chips. These companies are larger and may have better access to financial, certain technical and other resources than we do.

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

JEDEC has standardized what they call an extension of DDR, known as DDR2. JEDEC is also thought to be standardizing what they describe as an extension of DDR that they refer to as DDR3. Other efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote these alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the result of which would be uncertain.

In addition, certain semiconductor companies are now marketing semiconductors that combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip interface to memory. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty generating licenses were not entered into between us and the manufacturers and/or users of the embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. We do not currently receive royalties for embedded DRAM. There can be no assurance that competition from embedded DRAM will not increase in the future.

In the serial link interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link interfaces, as well as from competitors, such as ARM and Synopsys, who license similar serial link interface cells. At the 10 Gb/s speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts underway or completed for serial links from standard bodies such as PCI-SIG and OIF. Although these and other competing efforts may infringe our existing or future patents, we may face increased competition in the future that could negatively impact our serial link interface business.

In our FlexIO processor bus interface business, we face additional competition from semiconductor companies who develop their own parallel bus interfaces, as well as competitors who license similar parallel bus interface cells. We may also see competition from industry consortia. Although these and other competing efforts may infringe our existing or future patents, we may face increased competition in the future that could negatively impact our FlexIO processor bus interface business.

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

If we fail to gain and maintain acceptance of our technology in high volume consumer products, our business results could suffer.

Our strategy includes gaining acceptance of our technology in high volume consumer applications. These applications include video game consoles, such as the Sony PlayStation®2, digital TVs and set top boxes. There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in generating expected royalties, nor can there be any assurance that any of our technologies selected for licensing will be implemented in a commercially developed or distributed product.

Our XDR and FlexIO interfaces and the manufacturing processes to incorporate them are new and complex, which may lead to technology and product development scheduling risks and there remains significant contract work to be completed, therefore percentage of completion accounting is used for these licenses. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for these types of projects. In addition, there is market risk associated with these products, and there can be no assurance that unit volumes, and their associated royalties, will occur. If our technology fails to capture or maintain a portion of the high volume consumer market, our business result could suffer.

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

Our continued success depends on our ability to introduce and patent enhancements and new generations of our chip interface technologies that keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. We must continually devote significant engineering resources to addressing the ever increasing need for higher speed chip interfaces associated with increases in the speed of microprocessors and other controllers. The technical innovations that are required for us to be successful are inherently complex and require long development cycles, and there can be no assurance that our development efforts will ultimately be successful. In addition, these innovations must be:

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

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities, some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology, and we may agree to indemnify others in the future. Our support and indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to supply such support or indemnification to our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

FASB’s adoption of Statement 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

On December 16, 2004, FASB adopted Statement 123R, “Share Based Payment,” which will require us, starting in the third quarter of fiscal year 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our operations are primarily located in California and, as a result, are subject to natural disasters, which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay area. The San Francisco Bay area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should an earthquake or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results.

The price of our common stock may fluctuate significantly, which may make it difficult for holders to resell their shares when desired or at attractive prices.

Our common stock is quoted on the Nasdaq National Market under the symbol “RMBS.” The trading price of our common stock has been subject to wide fluctuations which may continue in the future in response to, among other things, the following:

•	any progress, or lack of progress, real or perceived, in the development of products that incorporate our chip interfaces;

•	our signing or not signing new licensees;

•	new litigation or developments in current litigation including an unfavorable outcome to us from court proceedings relating to our litigation with Infineon;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results; and

•	developments with respect to patents or proprietary rights and other events or factors.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our restated certificate of incorporation and bylaws, our stockholder rights plan, and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

Our restated certificate of incorporation, our bylaws, our stockholder rights plan and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Among these provisions are:

•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	our board of directors is staggered into two classes, only one of which is elected at each annual meeting;

•	stockholder action by written consent is prohibited;

•	nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements;

•	certain provisions in our bylaws and certificate of incorporation such as notice to stockholders, the ability to call a stockholder meeting, advanced notice requirements and the stockholders acting by written consent may only be amended with the approval of stockholders holding 66 2/3% of our outstanding voting stock;

•	the ability of our stockholders to call special meetings of stockholders is prohibited; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

In addition, the provisions in our stockholder rights plan could make it more difficult for a potential acquirer to consummate an acquisition of our company. We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our outstanding voting stock, the person is an “interested stockholder” and may not engage in any “business combination” with us for a period of three years from the time the person acquired 15% or more of our outstanding voting stock.

Item 2.    Properties

In January 2001, we moved all of our U.S. operations into a newly constructed building in Los Altos, California. Our lease for this 96,000 square foot building has an initial term of ten years, with options to extend the term for two periods of five years each. We also lease approximately 31,000 square feet in one building in Mountain View, California, which formerly housed our U.S. engineering, marketing and administrative operations. The principal lease for the Mountain View property expires in February 2005. With the move of our U.S. operations to Los Altos, we subsequently subleased the Mountain View facility through February 2005. We also lease space in Tokyo, Japan, and Taipei, Taiwan, for offices which provide sales and technical support to systems companies in Japan and Taiwan and in Bangalore, India for our new design center, which expires in November 2009. We also lease a facility in Chapel Hill, North Carolina which houses primarily engineering operations. The principal lease for this property expires in February 2005.

Item 3.    Legal Proceedings

For the information required by this item regarding legal proceeding we refer you to Note 13 titled “Litigation and Asserted Claims” of the Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the Nasdaq National Market under the symbol “RMBS.” The following table sets forth for the periods indicated the high and low closing price per share of our Common Stock as reported on the Nasdaq National Market.

	Twelve Months Ended December 31, 2004		Twelve Months Ended December 31, 2003
	High	Low	High	Low
First Quarter	$35.20	$24.35	$15.50	$7.01
Second Quarter	$29.44	$15.70	$19.30	$12.93
Third Quarter	$17.86	$12.69	$20.17	$15.55
Fourth Quarter	$27.50	$15.15	$30.70	$17.04

Information regarding Rambus securities authorized for issuance under equity compensation plans is included in Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report on Form 10-K.

As of January 31, 2005, there were 1,001 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our Common Stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and notes thereto provided in Item 15 “Exhibits and Financial Statement Schedules.” For a discussion of factors that could cause the information set forth below to not be indicative of our future financial condition or results of operations, see “Risk Factors.”

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002	2001	2000
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)	(audited)
Operations:
Total revenues	$144,874	$118,203	$97,405	$25,704	$24,864	$96,565	$117,160	$72,311
Operating income	39,517	27,290	30,697	6,837	7,562	31,422	40,715	(143,508)
Net income	33,559	23,221	24,059	5,529	6,174	24,704	31,271	(106,127)
Net income per share–basic	$0.33	$0.24	$0.24	$0.06	$0.06	$0.25	$0.31	$(1.10)
Net income per share–diluted	$0.30	$0.22	$0.24	$0.06	$0.06	$0.24	$0.29	$(1.10)

Financial Position (at period end):
Total assets	$376,724	$293,086	$250,523	$250,523	$235,292	$232,959	$237,790	$219,631
Total debt	—	—	—	—	—	—	—	—
Stockholders’ equity	335,457	240,080	202,377	202,377	194,456	195,492	191,357	162,322

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

Overview

Rambus Inc. creates a broad range of chip interface technologies that improve the time-to-market, performance and cost-effectiveness of our customers’ semiconductor and system products. Our products can be grouped into three major categories: patent licenses, memory interfaces and logic interfaces. Our patent licenses provide rights to elements or all of our broad patent portfolio. Our memory interface technologies provide an interface between memory chips and logic chips. Our logic interface technologies provide an interface between two logic chips. Our licensed products are used in a broad range of computing, consumer electronics and communications applications.

Our chip interface technologies are covered by more than 380 U.S. and international patents. In addition, we have over 380 patent applications currently pending. These patent and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our interface technologies provide a lower risk, more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

We offer our semiconductor and system customers a number of alternatives for using our chip interface technologies in their products. First, we license elements, or all, of our patent portfolio, for which they pay us royalties. Second, we develop chip interface designs and license elements of our patent portfolio, for which they pay us royalties and license fees. Third, we offer engineering implementation and support services, for which they pay us engineering services fees.

Royalties represent a substantial portion of our total revenue. The remaining part of our revenue is contract revenue which includes license fees and engineering services fees. Amounts invoiced to our customers in excess of recognized revenue are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms, and can have a significant impact on deferred revenues in any given period.

We have a high degree of customer concentration, with our top five customers representing 74%, 75% and 81% of our revenues for the twelve months ended December 31, 2004, 2003 and 2002, respectively. For the twelve months ended December 31, 2004, revenue from Intel, Toshiba and Elpida, each accounted for greater than 10% of our total revenues. For the twelve months ended December 31, 2003 and 2002, revenues from Intel, Toshiba and Samsung, each accounted for greater than 10% of total revenues. Our revenue from companies based outside of the United States accounted for 69%, 64% and 56% of our revenues for the twelve months ended December 31, 2004, 2003 and 2002, respectively. We expect that we may continue to experience significant revenue concentration for the foreseeable future and have significant revenues from companies based outside the United States for the foreseeable future.

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

Subsequent Event

On February 1, 2005, we issued $300 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank). We have granted Credit Suisse and Deutsche Bank a 30 day option to acquire an additional $60 million aggregate principal amount of notes. We elected to pay the principal amount of the notes in cash when they are due and the initial conversion price of the notes is $26.84 per share. See Note 14 to our Notes to Consolidated Financial Statements for the terms of these notes.

In connection with this issuance, on January 27, 2005, we repurchased approximately 4.1 million shares of our common stock at a price of $18.51 per share for a total cost of $75 million.

Revenue Concentration

As previously discussed, we have a high degree of customer concentration, with our top five customers representing 74%, 75% and 81% of our revenues for the twelve months ended December 31, 2004, 2003 and 2002, respectively. For the twelve months ended December 31, 2004, revenue from Intel, Toshiba and Elpida, each accounted for greater than 10% of our total revenues. For the twelve months ended December 31, 2003 and 2002, revenues from Intel, Toshiba and Samsung, each accounted for greater than 10% of total revenues.

Many of our licensees, including Intel, have the right to cancel their licenses, and the loss of any of our top five licensees would have a material adverse effect on our business. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated with a limited number of licensees.

The royalties we receive are partly a function of the adoption of our interfaces at the system company level. Many system companies purchase semiconductors containing our interfaces from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide detail as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenues will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. There can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that our licensees will receive from sales to these companies. Additionally, there can be no assurance that a significant number of other system companies will adopt our interfaces or that our dependence upon particular system companies will decrease in the future.

International Revenues

As previously discussed, for the twelve months ended December 31, 2004, 2003 and 2002, international revenues constituted approximately 69%, 64% and 56% of our total revenues, respectively. We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future.

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

For additional information concerning international revenues, see Note 11 titled “Business Segments, Exports and Major Customers” in the Notes to Consolidated Financial Statements.

Expenses

We intend to continue making significant expenditures associated with engineering, marketing, general and administration including litigation expenses, and expect that these costs and expenses will continue to be a significant percentage of revenues in future periods. Whether such expenses increase or decrease as a percentage of revenues will be substantially dependent upon the rate at which our revenues change.

Engineering. Engineering costs are allocated between cost of contract revenues and research and development expenses. Cost of contract revenues is determined based on the portion of engineering costs which have been incurred during the period of the adaptation of our chip-to-chip interfaces for specific licensee processes. The balance of engineering costs, incurred for general development of our interfaces, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of development and implementation cycles. As a generation of technology matures from the development stage through implementation, the majority of engineering costs shift from research and development expenses to cost of contract revenues. Engineering costs are recognized as incurred and do not correspond to the recognition of revenues under the related contracts.

Marketing, general and administrative. Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, legal, finance, insurance and other marketing and administrative efforts. Litigation expenses are a significant portion of our marketing, general and administrative expenses and they can vary significantly from quarter to quarter. For example, litigation expenses for the fourth quarter ended December 31, 2004 were $7.5 million as compared to $2.3 million for the fourth quarter ended December 31, 2003. Consistent with our business model, sales and marketing activities are focused on developing relationships with potential licensees and on participating with existing licensees in marketing, sales and technical efforts directed to system companies. In many cases, we must dedicate substantial resources to the marketing and support of system companies. Due to the long business development cycles we face and the semi-fixed nature of marketing, general and administrative expenses in a given period generally are unrelated to the level of revenues in that period or in recent or future periods.

Taxes. We report certain items of income and expense for financial reporting purposes in different years than they are reported for tax purposes. Specifically, we report contract fees and royalties when received for tax purposes, as required by tax law. For financial reporting purposes, however, we recognize revenues from XDR, FlexIO, RaSer and RDRAM contract fees, assuming collectibility, either ratably over the period post-contract customer support is expected to be provided or by using the percentage-of-completion method of accounting, depending upon the nature of the contract. We recognize revenues from SDRAM-compatible and DDR-compatible license fees, assuming collectibility, over the contract period and recognize royalty revenues upon notification from licensees. Thus, we recognize revenue earlier for tax than for financial reporting purposes. Accordingly, our net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes.

Results of Operations

On April 10, 2003, Rambus changed its fiscal year from September 30 to December 31, effective January 1, 2003. The following discussion of historical operating results compares the twelve months ended December 31, 2004 to the twelve months ended December 31, 2003 and the twelve months ended December 31, 2003 are compared to the twelve months ended December 31, 2002. Additionally, the three months ended December 31, 2002 are compared to the three months ended December 31, 2001 and the twelve months ended September 30, 2002 are compared to the twelve months ended September 30, 2001.

To enhance comparability, the following table sets forth audited Consolidated Statements of Operations for the twelve months ended December 31, 2004 and 2003 the three months ended December 31, 2002 and the twelve months ended September 30, 2002 and 2001. The unaudited periods of the twelve months ended December 31, 2002 and the three months ended December 31, 2001 have been derived from our financial statements for the twelve months ended September 30, 2002 and three months ended December 31, 2002.

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002	2001
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Revenues:
Contract revenues	17.1%	13.2%	6.0%	5.4%	12.4%	7.8%	18.6%
Royalties	82.9	86.8	94.0	94.6	87.6	92.2	81.4

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	14.0	13.5	7.2	6.2	8.7	7.9	8.4
Research and development	22.5	25.7	24.4	25.4	20.6	23.1	15.5
Marketing, general & administrative	36.2	37.7	36.9	41.8	40.3	36.5	41.3

Total costs and expenses	72.7	76.9	68.5	73.4	69.6	67.5	65.2

Operating income	27.3	23.1	31.5	26.6	30.4	32.5	34.8
Interest and other income, net	5.8	5.8	6.1	5.0	7.8	6.9	7.6

Income before income taxes	33.1	28.9	37.6	31.6	38.2	39.4	42.4
Provision for income taxes	9.9	9.3	12.9	10.1	13.4	13.8	15.7

Net income	23.2%	19.6%	24.7%	21.5%	24.8%	25.6%	26.7%

Twelve months ended December 31, 2004, 2003 and 2002

	Twelve Months Ended December 31,			2003 to 2004 Change	2002 to 2003 Change
	2004	2003	2002
	(audited)	(audited)	(unaudited)
Total Revenues (in millions)
Contract revenue	$24.8	$15.6	$5.9	59.0%	164.4%
Royalties	120.1	102.6	91.5	17.1	12.1

Total revenues	$144.9	$118.2	$97.4	22.6%	21.4%

For the twelve months ended December 31, 2004 as compared to the same period in 2003, the increase in contract revenue was due primarily to the increase in recognition of revenue associated with our XDR and FlexIO contracts (approximately $5.6 million), and RaSer interface contracts (approximately $3.6 million). In general, we recognize revenue on XDR and FlexIO contracts using the percentage-of-completion method of accounting. We began recognizing revenue on one of our RaSer contracts during the quarter ended September 30, 2004 using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor hours incurred. The increase in recognition of revenue during 2004 was primarily a result of the increase in the amount of work performed under these contracts.

For the twelve months ended December 31, 2003 as compared to the same period in 2002, the increase in contract revenue was primarily due to the increase in recognition of revenue associated with our XDR and FlexIO interface contracts (approximately $12.3 million).

We currently expect to recognize revenue on our existing RaSer, XDR and FlexIO percentage-of-completion contracts through 2005. We believe that contract revenues will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed under the contracts accounted for using the percentage-of-completion method of accounting and the value of new contracts booked over time.

In the twelve months ended December 31, 2004, 2003 and 2002, our largest category of royalties was related to the license of our patents for SDRAM and DDR-compatible products. Royalties increased by approximately $20.0 million for SDRAM and DDR-compatible products in the twelve months ended December 31, 2004 as compared to the same period in 2003, primarily due to increased shipment volumes of SDRAM and DDR controllers. As of December 31, 2004, SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of two contracts that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. SDRAM and DDR-compatible royalties increased for the twelve months ended December 31, 2003 as compared to the same period in 2002 (approximately $15.9 million), primarily due to increased shipment volumes of SDRAM controllers and DDR memory.

As of December 31, 2003, royalties were recognized based on a percentage of the licensee’s revenue with the exception of one contract that had been previously amended to allow for fixed quarterly payments until there is a favorable resolution to the pending litigation. For the period of April 1, 2002 through March 31, 2003 there was a second licensee that had been paying a fixed quarterly sum. As a result of the January 29, 2003 Court of Appeals decision, the second licensee, who was previously paying a fixed quarterly sum for SDRAM and DDR-compatible royalties, reverted back to paying variable royalties in the quarter ended June 30, 2003. All but one of our SDRAM and DDR license agreements expire in 2005. In the future, we expect total SDRAM and DDR compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ shipment volumes, sales price, and mix, offset in part by the proportion of licensee payments that are fixed.

The Intel patent cross-license agreement represented the second largest category of royalties in the twelve months ended December 31, 2004, 2003 and 2002. Royalties under this agreement were unchanged in the twelve months ended December 31, 2004 as compared to the same period in 2003 as well as in the twelve months ended December 31, 2003 as compared to the same period in 2002. We expect to continue recognizing revenue from this agreement through June 30, 2006, at which time, Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which we own applications as of that date.

Payments from licensees’ shipments of RDRAM memory chips and controllers that connect to RDRAM memory chips decreased during the twelve months ended December 31, 2004 as compared to the same period in 2003 by approximately $2.7 million as a result of decreased shipments of RDRAM memory chips offset in part by an increase in royalties from RDRAM controllers. RDRAM royalties decreased during the twelve months ended December 31, 2003 as compared to the same period in 2002 (approximately $4.8 million) primarily due to decreased shipments of RDRAM memory chips. We believe that the decrease in royalties for RDRAM memory chips for the twelve months ended December 31, 2004 as compared to the same periods in 2003, and the twelve months ended December 31, 2003 as compared to the same periods in 2002, was mostly driven by a decline in shipments of RDRAM memory chips for Intel’s 850E chipset. In the future, we expect RDRAM royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

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

	Twelve Months Ended December 31,			2003 to 2004 Change	2002 to 2003 Change
	2004	2003	2002
	(audited)	(audited)	(unaudited)
Engineering costs (in millions)
Cost of contract revenues	$20.3	$16.0	$7.0	26.9%	128.6%
Research and development	32.6	30.3	23.7	7.6	27.8

Total engineering costs	$52.9	$46.3	$30.7	14.3%	50.8%

For the twelve months ended December 31, 2004 as compared to the same period in 2003, the increase in total engineering costs was a result of the increase in compensation costs (approximately $2.6 million) primarily due to the hiring of approximately 54 additional employees in 2003, amortization costs as part of our purchase of serial link intellectual property from Velio during the quarter ended December 31, 2003 (approximately $1.3 million), amortization costs as part of our purchase of serial link intellectual property from Cadence during the quarter ended September 30, 2004 (approximately $1.2 million) and an increase in patent filing costs (approximately $1.2 million). For the twelve months ended December 31, 2003 as compared to the same period in 2002, engineering costs increased primarily due to the addition of engineering personnel required to meet milestones in the contracts for XDR and FlexIO interfaces.

For the twelve months ended December 31, 2004 as compared to the same period in 2003, the increase in cost of contract revenues was primarily a result of an increase in total engineering costs and an increase in the amount of customer specific work associated with RaSer products (approximately $3.7 million). For the twelve months ended December 31, 2003 as compared to the same period in 2002, the increase was primarily due to the addition of engineering headcount necessary to fulfill XDR and FlexIO interface contractual obligations. We believe that in the future, cost of contract revenues will continue to vary both in absolute dollars and as a percentage of revenue based on the nature of engineering deployed as part of our ongoing contractual requirements in any given period.

For the twelve months ended December 31, 2004 as compared to the same period in 2003, the increase in research and development was primarily a result of the increase in total engineering costs partially offset by the increase in customer specific work associated with RaSer products. For the twelve months ended December 31, 2003 as compared to the same period in 2002, the increase was primarily due to the hiring of additional personnel. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. A change in engineering headcount deployment in any given period will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue.

	Twelve Months Ended December 31,			2003 to 2004 Change	2002 to 2003 Change
	2004	2003	2002
	(audited)	(audited)	(unaudited)
Marketing, general and administrative costs (in millions)
Marketing, general and administrative costs	$29.4	$24.2	$24.8	21.5%	(2.4)%
Litigation expense	23.1	20.4	11.2	13.2	82.1

Total marketing, general and administrative costs	$52.5	$44.6	$36.0	17.7%	23.9%

The increase in total marketing, general and administrative costs including litigation expense for the twelve months ended December 31, 2004 as compared to the same period in 2003 was primarily due to increased expenses, associated with the defense of our intellectual property (approximately $2.7 million), increased investments in sales and marketing (approximately $1.6 million) which included marketing events, compensation costs and public relations, increased corporate governance costs (approximately $1.2 million) and increased legal personnel expenses (approximately $1.1 million) which included recruiting and compensation costs.

For the twelve months ended December 31, 2003 as compared to the same period in 2002 the increase in total marketing, general and administrative costs including litigation expense was due to increased litigation expenses (approximately $9.2 million) driven primarily by costs associated with the administrative hearing with the FTC, as described in Note 13 under “Litigation and Asserted Claims” of the Notes to Consolidated Financial Statements.

In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the volatility of litigation activities. We expect such costs will increase in the twelve months ended December 31, 2005 relative to the comparable period in 2004 as we continue to engage in simultaneous private litigation in multiple jurisdictions.

	Twelve Months Ended December 31,			2003 to 2004 Change	2002 to 2003 Change
	2004	2003	2002
	(audited)	(audited)	(unaudited)
Interest and other income, net (in millions)
	$8.4	$6.9	$5.9	21.7%	16.9%

Interest and other income, net consists primarily of gains on the sale of equity investments and interest income from our investments. In the twelve months ended December 31, 2004 as compared to the same period in 2003, the increase in interest and other income, net was primarily due to a gain on the sale of our investment in Tessera in 2004 (approximately $3.6 million).

For the twelve months ended December 31, 2003 compared to 2002 the increase in interest and other income, net was primarily due to the inclusion in other income of a pre-tax gain of $1.2 million, resulting from the divestiture of Rambus’s investment in NurLogic which was acquired by Artisan Components, Inc. (now a part of ARM).

	Twelve Months Ended December 31,			2003 to 2004 Change	2002 to 2003 Change
	2004	2003	2002
	(audited)	(audited)	(unaudited)
Provision for income taxes (in millions)
	$14.3	$10.9	$12.6	31.2%	(13.5)%

In the twelve months ended December 31, 2004, our effective tax rate was 30% as compared with a rate of 32% for the comparable period in 2003. The effective tax rate decreased primarily due to state taxes and research and development tax credits. In 2005, we expect an effective tax rate of 37%.

At December 31, 2004, our balance sheet included net deferred tax assets of approximately $88.9 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating losses and tax credits. In the twelve months ended December 31, 2004, we increased our net deferred tax assets by $33.2 million, mainly due to tax benefits from the exercise of employee stock options and the capitalization of research and development for federal and state tax returns.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependant on sufficient levels of future taxable income and other factors.

Three Months Ended December 31, 2002 and 2001

	Three Months Ended December 31,		2002 to 2001 Change
	2002	2001
	(audited)	(unaudited)
Total Revenues (in millions)
Contract revenue	$1.4	$3.1	(54.8)%
Royalties	24.3	21.8	11.5

Total revenues	$25.7	$24.9	3.2%

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

	Three Months Ended December 31,		2002 to 2001 Change
	2002	2001
	(audited)	(unaudited)
Engineering costs (in millions)
Cost of contract revenues	$1.6	$2.2	(27.3)%
Research and development	6.5	5.1	27.5

Total engineering costs	$8.1	$7.3	11.0%

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

	Three Months Ended December 31,		2002 to 2001 Change
	2002	2001
	(audited)	(unaudited)
Marketing, general and administrative costs (in millions)	$10.8	$10.0	8.0%

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

	Three Months Ended December 31,		2002 to 2001 Change
	2002	2001
	(audited)	(unaudited)
Interest and other income, net (in millions)	$1.3	$1.9	(31.6)%

Interest and other income, net was $1.3 million and $1.9 million in the three months ended December 31, 2002 and 2001, respectively. The decrease in absolute dollars in the three months ended December 31, 2002 was due to lower interest rates and reduced rental income from the sublease of our former office facilities in Mountain View, California.

	Three Months Ended December 31,		2002 to 2001 Change
	2002	2001
	(audited)	(unaudited)
Provision for income taxes (in millions)	$2.6	$3.3	(21.2)%

We recorded an income tax provision of $2.6 million and $3.3 million in the three months ended December 31, 2002 and 2001, respectively. In the three months ended December 31, 2002 and 2001, our effective tax rate was 32% and 35%, respectively. The decrease in the effective tax rate was primarily due to state taxes and research and development tax credits.

Twelve Months Ended September 30, 2002 and 2001

	Twelve Months Ended September 30,		2002 to 2001 Change
	2002	2001
	(audited)	(audited)
Total Revenues (in millions)
Contract revenue	$7.6	$21.8	(65.1)%
Royalties	89.0	95.4	(6.7)

Total revenues	$96.6	$117.2	(17.6)%

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

	Twelve Months Ended September 30,		2002 to 2001 Change
	2002	2001
	(audited)	(audited)
Engineering costs (in millions)
Cost of contract revenues	$7.6	$9.9	(23.2)%
Research and development	22.3	18.2	22.5

Total engineering costs	$29.9	$28.1	6.4%

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

	Twelve Months Ended September 30,		2002 to 2001 Change
	2002	2001
	(audited)	(audited)
Marketing, general and administrative costs (in millions)	$35.2	$48.4	(27.3)%

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

	Twelve Months Ended September 30,		2002 to 2001 Change
	2002	2001
	(audited)	(audited)
Interest and other income, net (in millions)	$6.6	$8.9	(25.8)%

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

	Twelve Months Ended September 30,		2002 to 2001 Change
	2002	2001
	(audited)	(audited)
Provision for income taxes (in millions)	$13.3	$18.4	(27.7)%

We recorded an income tax provision of $13.3 million in the twelve months ended September 30, 2002, as compared with an income tax provision of $18.4 million the twelve months ended September 30, 2001. The tax rate for the twelve months ended September 30, 2002 and 2001 was 35% and 37%, respectively.

Contingent Warrants, Common Stock Equivalents, and Options

Warrants

In October 1998, our Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of our Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has phased out the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of December 31, 2004, warrants exercisable for a total of 1,520,000 shares had been issued and 1,280,000 remain outstanding. These warrants began to expire in February 2004 and will have expired by January 2006. The impact of these warrants has been excluded from the calculation of net income per share.

Contingent Common Stock Equivalents and Options

As of December 31, 2004, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 845,846 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to our previous Chief Executive Officer (CEO) and President in 1999 and the options were granted to certain of our employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to our statement of operations based on the fair value of the CSEs and options. Since Intel has phased out the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. The impact of these CSEs and options has been excluded from the calculation of net income per share.

Share Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, our Board has authorized the purchase in open market transactions of up to ten million shares of outstanding our Common Stock over an undefined period of time. As of December 31, 2004, we had repurchased 7.5 million shares of our Common Stock at an average price per share of $10.05. As of December 31, 2004, there remained an outstanding authorization to repurchase 2.5 million shares of outstanding our Common Stock.

On January 27, 2005, in connection with our issuance and sale of $300 million principal amount of zero coupon senior convertible notes due February 1, 2010, we repurchased approximately 4.1 million shares of our common stock at a price of $18.51 per share for a total cost of $75 million.

Liquidity and Capital Resources

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002	2001
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(audited)
Cash flows (in millions)
Net cash provided by operating activities	$43.7	$23.4	$45.3	$18.0	$6.0	$33.2	$30.6
Net cash used in investing activities	$(60.9)	$(6.3)	$(28.8)	$(12.1)	$(18.8)	$(35.6)	$(60.2)
Net cash provided by (used in) financing activities	$23.4	$(3.9)	$(17.3)	$1.3	$(1.8)	$(20.4)	$10.8

As of December 31, 2004, we had cash and cash equivalents and marketable securities of $236.4 million, including a long-term component of $98.6 million. As of December 31, 2004, we had total working capital of $120.5 million, including a short-term component of deferred revenue of $19.3 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Twelve months ended December 31, 2004, 2003 and 2002

Operating Activities

Cash generated by operating activities in the twelve months ended December 31, 2004 was primarily the result of net income of $33.6 million adjusted for certain non-cash items, including depreciation and amortization of $8.1 million and an increase in tax benefit of stock options exercised of $39.5 million. Operating activities were also affected by a decrease in accounts receivable of $8.8 million primarily related to payments received under XDR and FlexIO interface contracts. This cash generated from operating activities was partially offset by an increase in prepaids, deferred taxes and other assets of $31.0 million based primarily due to our election to capitalize certain research and development expenses for tax purposes and a net decrease in deferred revenue of $18.4 million resulting from contract revenues recognized in excess of contract billings primarily related to increased revenues for XDR and FlexIO interface contracts in which billings were made in the prior year.

In the twelve months ended December 31, 2003, net cash provided by operations was primarily the result of net income of $23.2 million adjusted for certain non-cash items, including depreciation of $5.6 million and the tax benefit resulting from stock options exercised of $19.2 million. Operating activities were also affected by a net increase to deferred revenue of $4.4 million resulting from contract billings in excess of contract revenues recognized, partially offset by an increase in accounts receivable of $9.2 million primarily due to increased billings for the XDR and FlexIO interface contracts and increases in prepaids, deferred taxes and other assets of $18.6 million, primarily due to increased foreign withholding taxes paid on payments received from international licensees and the renewal of software maintenance contracts.

In the twelve months ended December 31, 2002, net cash provided by operating activities consisted primarily of net income of $24.1 million adjusted for certain non-cash items including, depreciation of $5.0 million, and an increase in the valuation allowance related to investments of $2.0 million. Operating activities were also affected by a net increase to deferred revenue of $4.0 million resulting from contract billings in excess of revenues recognized and a decrease in prepaids, deferred taxes and other assets of $8.9 million.

Investing Activities

Cash used in investing activities for the twelve months ended December 31, 2004 primarily consisted of net purchases and maturities of marketable securities of $42.6 million and cash paid for the acquisition and related acquisition costs of certain serial link intellectual property assets from Cadence totaling $11.1 million and $12.3 million for purchases of property and equipment (including software tools purchased from Cadence). These uses of cash were partially offset by proceeds of $5.6 million from the sale of our investment in Tessera.

In the twelve months ended December 31, 2003, cash used in investing activities primarily consisted of cash paid for the acquisition and related acquisition costs of certain signaling assets of Velio totaling $13.2 million and purchases of property and equipment of $4.2 million, partially offset by a reduction in restricted investments of $7.4 million based on a favorable litigation ruling which removed restrictions on certain investments and proceeds of $4.5 million received on the sale of our investment in NurLogic.

In the twelve months ended December 31, 2002, cash used in investing activities primarily consisted of net purchases and maturities of marketable securities of $29.2 million and purchases of property and equipment of $2.2 million, partially offset by proceeds of $2.6 million from the sale of an investment.

Financing Activities

Cash generated by financing activities in the twelve months ended December 31, 2004, was the result of net proceeds of $45.1 million from the issuance of Common Stock associated with exercises of employee stock options and stock issued under the employee stock purchase plan. This cash provided from the issuance of Common Stock was partially offset by $21.7 million we used to repurchase Common Stock under our stock repurchase program.

In the twelve months ended December 31, 2003, we generated net proceeds of $25.9 million from the issuance of Common Stock and used cash of $29.8 million to repurchase Common Stock.

In the twelve months ended December 31, 2002, we generated net proceeds of $3.2 million from the issuance of Common Stock and used cash of $20.5 million to repurchase Common Stock.

On February 1, 2005, we completed our issuance and sale of $300 million principal amount of zero coupon senior convertible notes. As a result of this issuance, we received net proceeds of $293 million. Simultaneously, we repurchased approximately 4.1 million shares of our common stock at a price of $18.51 per share for a total cost of $75 million.

Three months ended December 31, 2002 and 2001

Operating Activities

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

Investing Activities

Net cash used in investing activities was $12.1 million and $18.8 million in the three months ended December 31, 2002 and 2001, respectively. Investing activities have consisted primarily of net purchases and maturities of marketable securities, purchases and sales of investments, changes in restricted investments and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $1.3 million in the three months ended December 31, 2002 compared to $1.8 million used in the comparable period of 2001. Financing activities have consisted primarily of proceeds from the sale of Common Stock under our employee stock purchase and option plans and beginning in the three months ended December 31, 2001, the repurchase of shares of our outstanding Common Stock. In the three months ended December 31, 2002, cash was generated entirely from the issuance of Common Stock. In the comparable period in 2001, we generated net proceeds of $1.6 million from the issuance of Common Stock and used cash of $3.4 million to repurchase Common Stock.

Twelve months ended September 30, 2002 and 2001

Operating Activities

Our operating activities provided net cash of $33.2 million and $30.6 million in the twelve months ended September 30, 2002 and 2001, respectively. Cash generated in the twelve months ended September 30, 2002 was primarily the result of net income, a decrease in prepaids, deferred taxes and other assets and accounts receivable, and an increase in accounts and taxes payable, accrued payroll and other liabilities. This was partially offset by a decrease in deferred revenue. Cash generated in the twelve months ended September 30, 2001 was primarily the result of net income and a decrease in prepaids, deferred taxes and other, offset by the tax cost of stock option exercises, increases in accounts receivable, and decreases in accounts and taxes payable, accrued payroll and other liabilities and deferred revenue.

Investing Activities

Net cash used in investing activities was $35.6 million and $60.2 million in the twelve months ended September 30, 2002 and 2001, respectively. Investing activities have consisted primarily of net purchases and maturities of marketable securities, purchases and sales of investments, changes in restricted investments and purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $20.4 million in the twelve months ended September 30, 2002. Net cash provided by financing activities was $10.8 million in the twelve months ended September 30, 2001. In the twelve months ended September 30, 2002, we invested $23.9 million in common stock repurchases which were offset by proceeds from the sale of Common Stock under the Employee Stock Purchase and Option plans, which totaled $3.5 million. In the twelve months ended September 30, 2001 proceeds from the sale of Common Stock under our Employee Stock Purchase and Option plans were the primary source of net cash provided by financing activities.

We currently anticipate that existing cash and cash equivalent balances, cash flows from our operating activities and the cash received from our February 2005 convertible note offering will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We have signed a lease for a new facility in Chapel Hill through November 15, 2009, where our North Carolina employees relocated in June 2004. We also signed a lease for our new design center in Bangalore, India through November 30, 2009.

As of December 31, 2004, our material net contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$33,291	$6,153	$11,186	$10,530	$5,422

Total	$33,291	$6,153	$11,186	$10,530	$5,422

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) SDRAM and DDR-compatible licenses, which are licenses that cover the use of our patents and other intellectual property in SDRAM and DDR memory chips and controllers which control such memory (2) a patent cross-license with Intel (3) XDR and FlexIO licenses, which are licenses for chips fully compatible with our XDR and FlexIO interfaces, (4) RaSer licenses, which are licenses for our RaSer interface that licensees integrate into their logic semiconductors, and (5) RDRAM licenses, which are licenses for chips fully compatible with our RDRAM memory interface. We do not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

We recognize royalty revenues upon notification by our licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales occur. We engage accounting firms independent of our independent registered public accounting firm to perform, on our behalf, periodic audits of some of our licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined.

SDRAM-compatible and DDR-compatible licenses. SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees, which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. The current contracts will begin to expire in March 2005.

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

XDR and FlexIO licenses. XDR and FlexIO interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. Generally, we recognize license and engineering fees on XDR and FlexIO licenses using the percentage-of-completion method of accounting in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of

Construction-Type and Certain Production-Type Contracts.” We determine progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period. Part of these XDR and FlexIO license contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and generally include significant up-front fees.

RaSer licenses. RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support periods are expected to be provided, independent of the payment schedules under the contract. Post-contract customer support is evaluated on a case by case basis. Revenue on one contract is being recognized using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

RDRAM Licenses. RDRAM licenses provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. Post-contract customer support periods are evaluated on a case by case basis. RDRAM licenses generally allow a semiconductor manufacturer to use our RDRAM memory interface and to receive engineering implementation services and customer support. We deliver to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating our RDRAM memory interface into the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Some licensees have contracted to have us provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

Other than the licenses using percentage-of-completion, we recognize revenue on our other interface licenses in accordance with the AICPA Statement of Position, or SOP 97-2, SOP 98-4 and SOP 98-9, “Software Revenue Recognition.” These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these agreements are comprised of license fees and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. At the time we begin to recognize revenue under an interface license, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

Litigation

As of December 31, 2004, we are involved in certain legal proceedings, as discussed in Note 13 titled “Litigation and Asserted Claims” of our Consolidated Financial Statements. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position, and cash flows. We recognize litigation expenses in the period in which the litigation services were provided.

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, net of taxes, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recorded in our consolidated statement of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a reduction of interest income.

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

At December 31, 2004, our balance sheet included net deferred tax assets of approximately $88.9 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating loss carryovers and tax credits. We have established a partial valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of certain assets. The valuation allowance as of December 31, 2004 of approximately $1.2 million relates primarily to the tax benefit of the employee stock related compensation expense.

The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from the estimates or we adjust the estimates in future periods, an additional valuation allowance may have to be recorded, which could materially impact our financial position and results of operation.

Recent Accounting Pronouncements

See Note 2 under “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. Short term and long term marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.

Investments in fixed-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. Due in part to this factor, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

The table below summarizes the book value, fair value, unrealized loses and related weighted average interest rates for our marketable securities portfolio as of December 31, 2004 and 2003 (in thousands, except percentages).

	Twelve Months Ended December 31, 2004
	Fair Value	Book Value	Unrealized Gain/(Loss)	Average Rate of Return (annualized)
Marketable securities:
United States government debt securities	$109,506	$110,472	$(966)	2.09%
Corporate notes and bonds	69,579	70,297	(718)	2.33%
Municipal notes and bonds	8,965	8,970	(5)	2.03%

Total marketable securities	$188,050	$189,739	$(1,689)

	Twelve Months Ended December 31, 2003
	Fair Value	Book Value	Unrealized Gain/(Loss)	Average Rate of Return (annualized)
Marketable securities:
United States government debt securities	$116,590	$116,530	$60	1.84%
Corporate notes and bonds	25,877	25,836	41	2.32%
Municipal notes and bonds	4,066	4,060	6	1.67%

Total marketable securities	$146,533	$146,426	$107

Item 8.    Financial Statements and Supplementary Data

See Item 15 of this Form 10-K for required financial statements and supplementary data.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, under the framework set forth by COSO in Internal Control—Integrated Framework, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management, including our CEO and CFO, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than March 18, 2005, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Tel: 650-947-5050

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

Item 14.    Principal Accountant Fees and Services

The information required by this item regarding principal auditor fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

Page
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets as of December 31, 2004 and 2003	46
Consolidated Statements of Operations for the twelve months ended December 31, 2004 (audited), 2003 (audited), and 2002 (unaudited), three months ended December 31, 2002 (audited) and 2001 (unaudited) and twelve months ended September 30, 2002 (audited)	47
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the twelve months ended December 31, 2004 (audited), 2003 (audited), and 2002 (unaudited), three months ended December 31, 2002 (audited) and 2001 (unaudited) and twelve months ended September 30, 2002 (audited)	48
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2004 (audited), 2003 (audited) and 2002 (unaudited), three months ended December 31, 2002 (audited) and 2001 (unaudited) and twelve months ended September 30, 2002 (audited)	49
Notes To Consolidated Financial Statements	50
Consolidated Supplementary Financial Data	80

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rambus Inc.:

We have completed an integrated audit of Rambus Inc.’s December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003, December 31, 2002 and September 30, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, for the three month period ended December 31, 2002 and for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2002, the Company changed its method of accounting for goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

San Jose, California

February 16, 2005

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(audited)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$48,310	$42,005
Marketable securities	89,483	24,777
Accounts receivable	1,435	10,263
Prepaid and deferred taxes	13,861	12,890
Prepaids and other current assets	4,094	5,652

Total current assets	157,183	95,587
Property and equipment, net	17,578	10,965
Marketable securities, long-term	98,567	121,756
Restricted investments	5,067	4,576
Deferred taxes, long-term	75,295	43,557
Purchased intangible assets	21,765	13,184
Other assets	1,269	3,461

Total assets	376,724	293,086

LIABILITIES
Current liabilities:
Accounts payable	6,880	2,776
Income taxes payable	200	53
Accrued salaries and benefits	3,907	4,369
Other accrued liabilities	6,457	3,606
Deferred revenue	19,271	24,180

Total current liabilities	36,715	34,984
Deferred revenue, less current portion	4,552	18,022

Total liabilities	41,267	53,006

Commitments and contingencies (Notes 6, 7 and 13)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2004 and December 31, 2003	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 102,971,000 shares at December 31, 2004 and 99,154,444 shares at December 31, 2003	103	99
Additional paid-in capital	341,080	278,187
Accumulated deficit	(4,848)	(38,407)
Accumulated other comprehensive gain (loss)	(878)	201

Total stockholders’ equity	335,457	240,080

Total liabilities and stockholders’ equity	376,724	293,086

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Revenues:
Contract revenues	$24,742	$15,618	$5,852	$1,379	$3,084	$7,557
Royalties	120,132	102,585	91,553	24,325	21,780	89,008

Total revenues	144,874	118,203	97,405	25,704	24,864	96,565

Costs and expenses:
Cost of contract revenues	20,246	15,951	7,042	1,595	2,158	7,605
Research and development	32,627	30,380	23,704	6,518	5,120	22,306
Marketing, general and administrative	52,484	44,582	35,962	10,754	10,024	35,232

Total costs and expenses	105,357	90,913	66,708	18,867	17,302	65,143

Operating income	39,517	27,290	30,697	6,837	7,562	31,422
Interest and other income, net	8,368	6,857	5,941	1,294	1,937	6,584

Income before income taxes	47,885	34,147	36,638	8,131	9,499	38,006
Provision for income taxes	14,326	10,926	12,579	2,602	3,325	13,302

Net income	$33,559	$23,221	$24,059	$5,529	$6,174	$24,704

Net income per share:
Basic	$0.33	$0.24	$0.24	$0.06	$0.06	$0.25

Diluted	$0.30	$0.22	$0.24	$0.06	$0.06	$0.24

Number of shares used in per share calculations:
Basic	101,931	97,653	98,580	97,436	100,336	99,369

Diluted	110,050	106,544	101,029	100,209	104,016	102,100

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(audited)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Compen- sation	Accum- ulated Deficit	Accumulated Other Compre- hensive Gain (Loss)	Total
	Shares	Amount
Balances, September 30, 2001	100,288	$100	$282,911	$(461)	$(91,861)	$668	$191,357
Components of comprehensive income:
Net income	—	—	—	—	24,704	—	24,704
Foreign currency translation Adjustments	—	—	—	—	—	(25)	(25)
Unrealized gain on marketable Securities	—	—	—	—	—	175	175

Total comprehensive income							24,854

Issuance of Common Stock upon exercise of options, net	564	1	1,516	—	—	—	1,517
Issuance of Common Stock under Employee Stock Purchase Plan	325	—	2,006	—	—	—	2,006
Repurchase and Retirement of Common Stock under Repurchase Plan	(3,906)	(4)	(23,926)	—	—	—	(23,930)
Amortization and reversal of Deferred Compensation	—	—	(663)	461	—	—	(202)
Tax cost of stock option Exercises	—	—	(110)	—	—	—	(110)

Balances, September 30, 2002	97,271	$97	$261,734	$—	$(67,157)	$818	$195,492
Components of comprehensive income:
Net income	—	—	—	—	5,529	—	5,529
Foreign currency translation Adjustments	—	—	—	—	—	33	33
Unrealized gain on marketable Securities	—	—	—	—	—	218	218

Total comprehensive income							5,780

Issuance of Common Stock upon exercise of options, net	65	—	274	—	—	—	274
Issuance of Common Stock under Employee Stock Purchase Plan	206	—	979	—	—	—	979
Tax cost of stock option Exercises	—	—	(148)	—	—	—	(148)

Balances, December 31, 2002	97,542	$97	$262,839	$—	$(61,628)	$1,069	$202,377
Components of comprehensive income:
Net income	—	—	—	—	23,221	—	23,221
Foreign currency translation Adjustments	—	—	—	—	—	112	112
Unrealized loss on marketable Securities, net of tax	—	—	—	—	—	(980)	(980)

Total comprehensive income							22,353

Issuance of Common Stock upon exercise of options, net	3,378	4	23,118	—	—	—	23,122
Issuance of Common Stock under Employee Stock Purchase Plan	485	—	2,818	—	—	—	2,818
Repurchase and Retirement of Common Stock under Repurchase Plan	(2,251)	(2)	(29,827)	—	—	—	(29,829)
Tax benefit of stock option Exercises	—	—	19,239	—	—	—	19,239

Balances, December 31, 2003	99,154	$99	$278,187	$—	$(38,407)	$201	$240,080
Components of comprehensive income:
Net income	—	—	—	—	33,559	—	33,559
Foreign currency translation Adjustments	—	—	—	—	—	48	48
Unrealized loss on marketable Securities, net of tax	—	—	—	—	—	(1,127)	(1,127)

Total comprehensive income							32,480

Issuance of Common Stock upon exercise of options, net	4,619	4	41,528	—	—	—	41,532
Issuance of Common Stock under Employee Stock Purchase Plan	543	1	3,554	—	—	—	3,555
Repurchase and Retirement of Common Stock under Repurchase Plan	(1,345)	(1)	(21,652)	—	—	—	(21,653)
Amortization and reversal of Deferred Compensation	—	—	—	—	—	—	—
Tax benefit of stock option Exercises	—	—	39,463	—	—	—	39,463

Balances, December 31, 2004	102,971	$103	$341,080	$—	$(4,848)	$(878)	$335,457

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Cash flows from operating activities:
Net income	$33,559	$23,221	$24,059	$5,529	$6,174	$24,704
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	39,463	19,239	770	(148)	(1,028)	(110)
Depreciation	5,646	5,614	5,038	1,304	1,270	5,004
Amortization of intangible assets	2,501	29	—	—	—	—
Increase (decrease) in valuation allowance related to investments	—	(1,776)	1,991	—	—	1,991
Gain on sale of investment	(3,598)	—	(2,022)	—	—	(2,022)
Amortization of deferred compensation	—	—	(230)	—	70	(160)
Amortization of goodwill	—	—	219	—	67	286
Change in operating assets and liabilities:
Accounts receivable	8,828	(9,183)	(805)	(768)	2,093	2,056
Prepaids, deferred taxes and other assets	30,957	(18,588)	8,942	1,415	2,975	10,502
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	6,640	416	3,275	(94)	(908)	2,461
Increases in deferred revenue	14,116	37,860	17,629	14,100	1,917	5,446
Decreases in deferred revenue	(32,495)	(33,418)	(13,594)	(3,327)	(6,648)	(16,915)

Net cash provided by operating activities	43,703	23,414	45,272	18,011	5,982	33,243

Cash flows from investing activities:
Purchases of property and equipment	(12,259)	(4,204)	(2,222)	(402)	(599)	(2,419)
Purchase of intangible assets	(11,084)	(13,214)	—	—	—	—
Purchases of marketable securities	(119,456)	(383,767)	(293,467)	(105,133)	(125,435)	(313,769)
Maturities of marketable securities	76,812	383,431	264,242	92,850	105,634	277,026
Decrease (increase) in restricted investments	(491)	7,410	23	590	1,596	1,029
Proceeds from sale of investment	5,598	4,457	2,581	—	—	2,581
Purchase of investment	—	(400)	—	—	—	—

Net cash used in investing activities	(60,880)	(6,287)	(28,843)	(12,095)	(18,804)	(35,552)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	45,087	25,940	3,208	1,253	1,568	3,523
Repurchase of Common Stock	(21,653)	(29,829)	(20,541)	—	(3,389)	(23,930)

Net cash provided by (used in) financing activities	23,434	(3,889)	(17,333)	1,253	(1,821)	(20,407)

Effect of exchange rates on cash and cash equivalents	48	111	95	33	(87)	(25)

Net increase in cash and cash equivalents	6,305	13,349	(809)	7,202	(14,730)	(22,741)
Cash and cash equivalents at beginning of period	42,005	28,656	29,465	21,454	44,195	44,195

Cash and cash equivalents at end of period	$48,310	$42,005	$28,656	$28,656	$29,465	$21,454

Non-cash investment and financing activities
Intellectual property rights received on disposition of investment	—	$500	—	—	—	—

Supplemental disclosure of cash flow information:
Taxes paid	2,494	1	—	—	—	3,103

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation and Business of the Company

Rambus Inc. and subsidiaries (the “Company” or “Rambus”) create a broad range chip interface technologies that improve the time-to-market, performance, and cost-effectiveness of its customers’ semiconductor and system products. These solutions are used in a broad range of computing, consumer electronics and communications applications, which can be grouped into two major categories: memory interfaces and logic interfaces. Rambus memory interface products provide an interface between memory chips and logic chips. Rambus logic interface products provide an interface between two logic chips. Rambus was incorporated in California in March 1990 and reincorporated in Delaware in March 1997.

2.    Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan and Rambus Deutschland GmbH, located in Hamburg, Germany, and Rambus, located in George Town, Grand Caymans, BWI. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Identifiable assets and revenues of the subsidiaries are not significant. Investments with less than 20% ownership by Rambus and in which Rambus does not exert significant influence are accounted for using the cost method.

On April 10, 2003, the Board of Directors of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective January 1, 2003. As a result, financial statements included in this report show results of operations for the twelve months ended December 31, 2004 (audited), 2003 (audited), and 2002 (unaudited), the three months ended December 31, 2002 (audited), the three months ended December 31, 2001 (unaudited) and the twelve months ended September 30, 2002 (audited).

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

Revenue Recognition

Rambus’s revenues consist of royalty revenues and contract revenues generated from the following five types of agreements with semiconductor and systems companies: (1) SDRAM and DDR-compatible licenses, which are licenses that cover the use of its patents and other intellectual property in SDRAM and DDR memory chips and controllers which control such memory (2) a patent cross-license with Intel (3) XDR and FlexIO licenses, which are licenses for chips fully compatible with Rambus’s XDR and FlexIO interfaces, (4) RaSer™ licenses, which are licenses for Rambus’s RaSer interface that licensees integrate into their logic semiconductors, and (5) RDRAM licenses, which are licenses for chips fully compatible with Rambus’s RDRAM memory interface. Rambus does not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

Rambus recognizes royalty revenues upon notification by its licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give Rambus notification and to pay Rambus royalties within 60 days of the end of the quarter during which the sales occur. Rambus engages accounting firms

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

independent of its independent registered public accounting firm to perform, on its behalf, periodic audits of some of its licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined.

SDRAM-compatible and DDR-compatible licenses. SDRAM-compatible and DDR-compatible licenses generally provide for the payment of fees, which include compensation for use of Rambus’s patents from the time it notifies the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. The current contracts will begin to expire in March 2005.

Intel cross-license. In September 2001, Rambus entered into a cross-license agreement with Intel that granted Intel a license to Rambus’s patent portfolio. Rambus recognizes revenue from this arrangement on a quarterly basis as amounts become due and payable. The agreement terminates in September 2006 and after that date Intel will have a paid-up license for the use of all of the patents that Rambus owns claiming priority prior to September 30, 2006 and for which Rambus owns applications as of that date. The final payment on this agreement is expected to occur in the second quarter of 2006.

XDR and FlexIO licenses. XDR and FlexIO interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. Generally, Rambus recognizes license and engineering fees on XDR and FlexIO licenses using the percentage-of-completion method of accounting in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Rambus determines progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise its estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period. Part of these XDR and FlexIO license contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and generally include significant up-front fees.

RaSer licenses. RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support periods are expected to be provided, independent of the payment schedules under the contract. Post-contract customer support is evaluated on a case by case basis. Revenue on one contract is being recognized using the percentage-of-completion method of accounting. Rambus determines progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise its estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RDRAM Licenses. RDRAM licenses provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. Post-contract customer support periods are evaluated on a case by case basis. RDRAM licenses generally allow a semiconductor manufacturer to use Rambus’s RDRAM memory interface and to receive engineering implementation services and customer support. Rambus delivers to a new RDRAM licensee an implementation package, which contains the information needed to develop a chip incorporating its RDRAM memory interface into the licensee’s process. An implementation package includes a specification, generalized circuit layout database software for the particular version of the chip which the licensee intends to develop, test parameter software and, for memory chips, a core interface specification. Test parameters are the programs that test the RDRAM interface embedded in the customer’s product. Some licensees have contracted to have Rambus provide the specific engineering implementation services required to optimize the generalized circuit layout for the licensee’s manufacturing process. The RDRAM licenses also provide for the right to receive ongoing customer support, which includes technical advice on chip specifications, enhancements, debugging and testing.

Other than the licenses using percentage-of-completion, Rambus recognizes revenue on its other interface licenses in accordance with the AICPA Statement of Position, or SOP 97-2, SOP 98-4 and SOP 98-9, “Software Revenue Recognition.” These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these agreements are comprised of license fees and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. At the time Rambus begins to recognize revenue under an interface license, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. Rambus reviews assumptions regarding the post-contract customer support periods on a regular basis. If Rambus determines that it is necessary to revise its estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

Allowance for Doubtful Accounts. Rambus’s allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’s trade and financing receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance of doubtful account of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible. For all periods presented, Rambus reported a balance of $0 in its allowance for doubtful accounts.

Research and Development

Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus’s products, are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Rambus has not capitalized any software development costs since the period between establishing technological feasibility is relatively short and as such, these costs have not been significant.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If Rambus had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called “options”), at the grant date consistent with the methodology prescribed under SFAS 123, Rambus’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Net Income, as reported	$33,559	$23,221	$24,059	$5,529	$6,174	$24,704
Add: Stock-based employee compensation expense (credit) included in reported net earnings, net of tax	—	—	(150)	—	46	(103)
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(34,051)	(28,027)	(36,050)	(8,521)	(9,318)	(36,438)

Pro forma net income (loss)	$(492)	$(4,806)	$(12,141)	$(2,992)	$(3,098)	$(11,837)

Basic income (loss) per share
As reported	$0.33	$0.24	$0.24	$0.06	$0.06	$0.25
Pro forma	$(0.00)	$(0.05)	$(0.12)	$(0.03)	$(0.03)	$(0.12)

Diluted income (loss) per share
As reported	$0.30	$0.22	$0.24	$0.06	$0.06	$0.24
Pro forma	$(0.00)	$(0.05)	$(0.12)	$(0.03)	$(0.03)	$(0.12)
Number of shares used in per share calculations:
Basic	101,931	97,653	98,580	97,436	100,336	99,369

Diluted (1)	110,050	106,544	101,029	100,209	104,016	102,100

Note 1:	If the pro forma disclosures result in a net loss, the diluted shares used in the pro forma per share calculations for diluted pro forma loss per share is the same as the basic shares. Using the actual diluted shares would be anti-dilutive.

The effects of applying SFAS 123 on the pro forma disclosures for the twelve months ended December 31, 2004, 2003 and 2002 are not likely to be representative of the effects on pro forma disclosures in future periods.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plans
	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Expected stock price volatility	102%	100%	91%	86%	94%	94%
Risk-free interest rate	3.4%	3.1%	3.9%	3.9%	3.8%	3.8%
Expected life of options	5.7 years	5.7 years	6.0 years	5.9 years	5.7 years	5.9 years
Weighted-average fair value of stock options granted	$15.71	$16.15	$4.71	$6.14	$6.23	$4.38

	Employee Stock Purchase Plan
	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Expected stock price volatility	102%	103%	98%	99%	99%	97%
Risk-free interest rate	3.2%	2.8%	2.8%	2.9%	3.0%	3.1%
Expected life of options	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Weighted-average fair value of purchase rights granted under the purchase plan	$8.51	$5.12	$2.97	$2.81	$4.68	$3.85

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

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive gain/(loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method and are included in interest and other income.

The amounts reported for cash equivalents, marketable securities, account receivables, accounts payable and other accrued liabilities are considered to approximate fair values based upon comparable market information

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available at the respective balance sheet dates. In addition, Rambus has restricted investments due to lease obligations and litigation rulings.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill amortization was discontinued as of October 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. Rambus completed its first phase impairment analysis as of December 31, 2004 and found no instance of impairment of its recorded goodwill of $0.6 million at December 31, 2004; accordingly, the second testing phase, absent future indicators of impairment, was not necessary.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if goodwill had not been amortized is as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Reported Net Income	$33,559	$23,221	$24,059	$5,529	$6,174	$24,704
Add back: Goodwill amortization, net of taxes	—	—	132	—	44	176

Adjusted Net Income	$33,559	$23,221	$24,191	$5,529	$6,218	$24,880

Basic income per share
Reported income per share	$0.33	$0.24	$0.24	$0.06	$0.06	$0.25
Goodwill amortization	—	—	0.01	—	—	—

Basic adjusted net income per share	$0.33	$0.24	$0.25	$0.06	$0.06	$0.25

Diluted income per share
Reported income per share	$0.30	$0.22	$0.24	$0.06	$0.06	$0.24
Goodwill amortization	—	—	—	—	—	—

Diluted adjusted net income per share	$0.30	$0.22	$0.24	$0.06	$0.06	$0.24

Number of shares used in per share calculations:
Basic	101,931	97,653	98,580	97,436	100,336	99,369

Diluted	110,050	106,544	101,029	100,209	104,016	102,100

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 24, 2003, Rambus completed the acquisition of certain high speed signaling assets from Velio for $13 million in cash. As a result of this acquisition, Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. The valuation and useful lives of the acquired intangible assets were allocated based on estimates which considered a number of factors including valuations. These intangible assets are being amortized over their estimated useful lives of ten years. Amortization expense of purchased intangible assets was $1.3 million and $29,000 for the twelve months ended December 31, 2004 and 2003, respectively.

On July 15, 2004, Rambus completed the acquisition of certain serial link intellectual property from Cadence for $11.0 million in cash. As a result of this acquisition, Rambus acquired intellectual property to be incorporated into Rambus’s RaSer product line of serial link cells. As a result of the acquisition, Rambus reported $11.1 million in purchased intangible assets, including transaction costs. The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition date. Management estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market. These assets will amortize over their useful lives of four to seven years. Amortization expense of these purchased intangible assets was $1.2 million twelve months ended December 31, 2004.

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

Investments in non-consolidated companies

Rambus makes investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as Rambus does not have the ability to exercise significant influence over these companies’ operations. Rambus periodically monitors its investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that it requests from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition is performed. If Rambus determines that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of Rambus’s investment and the decline is other than temporary, an investment loss is recorded in Rambus’s consolidated statement of operations. In calculating the loss to be recorded, Rambus takes into account the latest valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the twelve months ended December 31, 2004, Rambus sold its investment in Tessera for a pre-tax gain of $3.6 million, which is included in “Interest and Other Income” on the consolidated statement of operations.

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

Segments

As defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one reportable segment, using one measurement of profitability for its business. Rambus earns revenues outside the United States, which are described in Note 11. All long-lived assets are maintained in the United States.

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

Litigation

As of December 31, 2004, we are involved in certain legal proceedings. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position, and cash flows. The company recognizes litigation expenses in the period in which the litigation services are provided.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other than temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other than temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB staff position, FSP EITF Issue 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. We are currently evaluating the impact of adopting EITF 03-01

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. Rambus has considered this EITF Issue No. 04-8 in relation to its subsequent event regarding the issuance of $300 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010 and concluded that the adoption of EITF Issue No. 04-8 did not have an impact on its financial statements for the twelve months ended December 31, 2004. Under EITF Issue No. 04-8, convertible notes will be included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive effective February 1, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, FASB has determined that SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. Rambus is in the process of evaluating the impact of this standard on its financial statements.

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

Rambus markets and sells its interfaces to a narrow base of customers and generally does not require collateral. For the twelve months ended December 31, 2004, revenue from Intel, Toshiba, and Elpida, each accounted for greater than 10% of our total revenues. In contrast, for the twelve months ended December 31, 2003, revenue from Intel, Toshiba and Samsung each accounted for greater than 10% of total revenues. Rambus expects that it may continue to experience significant revenue concentration for the foreseeable future.

As of December 31, 2004 and 2003, Rambus’s cash and cash equivalents were deposited with principally three financial institutions in the form of commercial paper, money market accounts, and demand deposits. Rambus’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Rambus places its investments with high credit issuers and, by policy, attempts to limit the amount of credit exposure to any one issuer. As stated in Rambus’s policy, it will ensure the safety and preservation of Rambus’s invested funds by limiting default risk and market risk. Rambus has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

Rambus mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Marketable Securities

Rambus invests its excess cash primarily in U.S. government agency and treasury notes; commercial paper, corporate notes and bonds; and municipal notes and bonds that mature within 3 years.

All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

	Twelve months ended December 31, 2004
Marketable securities	Fair Value	Book Value	Unrealized (Loss)
United States government debt securities	$109,506	$110,472	$(966)
Corporate notes and bonds	69,579	70,297	(718)
Municipal notes and bonds	8,965	8,970	(5)

Total marketable securities	$188,050	$189,739	$(1,689)

	Twelve months ended December 31, 2003
Marketable securities	Fair Value	Book Value	Unrealized Gain
United States government debt securities	$116,590	$116,530	$60
Corporate notes and bonds	25,877	25,836	41
Municipal notes and bonds	4,066	4,060	6

Total marketable securities	$146,533	$146,426	$107

The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2004 and 2003 are as follows (in thousands):

	Twelve months ended December 31,
Contractual maturity	2004	2003
Due within one year	$89,483	$24,777
Due after one year through three years	98,567	121,756

	$188,050	$146,533

The estimated fair value of investments in the table above includes an unrealized loss of $0.4 million for those investments due within one year and an unrealized loss of $1.3 million for those investments due after one year through three years as of December 31, 2004. In contrast, the estimated fair value of investments in the table above includes an unrealized gain of $0 for those investments due within one year and an unrealized gain of $0.1 million for those investments due after one year through three years as of December 31, 2003.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$14,896	$11,926
Computer software	14,808	8,354
Furniture and fixtures	5,307	4,879
Leasehold improvements	9,415	8,389

	44,426	33,548
Less accumulated depreciation and amortization	(26,848)	(22,583)

	$17,578	$10,965

6.    Commitments and Contingencies

Contractual Obligations

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, Rambus provided a letter of credit restricting $600,000 of its cash as collateral for certain of obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. Rambus signed a lease for a new facility in Chapel Hill through November 15, 2009, where its North Carolina employees relocated in June 2004. Rambus also signed a new lease for its new design center in Bangalore, India through November 30, 2009.

As of December 31, 2004, Rambus’s material net contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$33,291	$6,153	$11,186	$10,530	$5,422

Total	$33,291	$6,153	$11,186	$10,530	$5,422

Rent expense was approximately $5.1 million for the twelve months ended December 31, 2004 (audited) and $4.7 million for each of the twelve months ended December 31, 2003 (audited) and 2002 (unaudited).

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’s products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of December 31, 2004 or 2003.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of December 31, 2004 or 2003. Rambus assesses the need for a warranty accrual on a quarterly basis and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

Stock Option Plans

In March 1990, Rambus adopted the 1990 Stock Plan under which 10,628,572 shares of Common Stock were reserved for issuance. Incentive stock options were granted with exercise prices of no less than fair market value, and nonqualified stock options could be granted with exercise prices of no less than 85% of the fair market value of the Common Stock on the grant date, as determined by the Board of Directors. The options generally vest over a four-year period but may be exercised immediately subject to repurchase by the Company for those options that are not vested. As of December 31, 2004 and 2003, there were no shares held by employees that were subject to repurchase.

In May 1997, the 1990 Stock Plan was terminated and the 1997 Stock Plan was adopted. The 1997 Stock Plan authorizes the issuance of incentive stock options and nonstatutory stock options to employees and nonstatutory stock options to directors, employees or paid consultants of the Company. The Plan provides for an annual increase equal to the lesser of (i) the number of Shares needed to restore the maximum aggregate number of Shares which may be optioned and sold under the Plan to 4,000,000 Shares, (ii) four percent (4%) of the outstanding Shares on such date, or (iii) a lesser amount determined by the Board of Directors. Rambus has reserved 26,458,945 shares of Common Stock for issuance under the Plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and in increments as specified by the Board of Directors, and expire not more than ten years from date of grant. In October 1999, the 1997 Stock Plan was revised to add the provision and ability of Rambus to grant Common Stock Equivalents, which are unfunded and unsecured rights to receive shares in the future.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of shares, the vesting period, the expiration date, and the exercise price (which generally is the fair market value at the date of grant).

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution for the twelve months ended December 31, 2004 and 2003 (in thousands, except percentages):

	Twelve Months Ended December 31,
	2004	2003
Shares of common stock outstanding	102,971	99,154

Granted	3,154	4,656
Canceled	(1,215)	(1,557)

Net options granted	1,939	3,099

Grant dilution (1)	1.9%	3.1%
Exercised	4,619	3,378
Exercise dilution (2)	4.5%	3.4%

Note 1:	The percentage for grant dilution is computed based on options granted less options canceled as a percentage of total outstanding shares of common stock.

Note 2:	The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the named executive officers. The named executive officers are Rambus’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus were in excess of $100,000.

	Twelve Months Ended December 31,
	2004	2003
Options granted to the named executive officers	560,000	760,000
Options granted to the named executive officers as a % of total options granted	18%	16.4%
Options granted to the named executive officers as a % of net options granted	29%	24.7%
Options granted to the named executive officers as a % of outstanding shares	0.5%	0.8%
Cumulative options held by named executive officers as a % of total options outstanding	33%	30.8%

The following table presents the option exercises for the twelve months ended December 31, 2004 (audited) and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004		Intrinsic Values of Unexercised, In-the-Money Options at December 31, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	1,033,229	$23,286,514	4,538,242	3,752,423	$46,150,945	$28,626,672

(1)	Market value of the underlying securities based on the closing price of the Rambus Common Stock on December 31, 2004 (the last trading day of the fourth quarter of 2004) on the Nasdaq National Market of $23.00 per share minus the exercise price per share.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under all stock option plans is as follows:

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of September 30, 2001	3,306,965	26,146,031	$14.11
Shares reserved	3,854,934	—	—
Options terminated under 1990 Plan	(52,500)	—	—
Options granted	(3,624,000)	3,624,000	$5.65
Options exercised	—	(564,148)	$2.66
Options canceled	2,442,603	(2,442,603)	$15.18

Outstanding as of September 30, 2002	5,928,002	26,763,280	$13.11
Shares reserved	2,311,705	—	$—
Options granted	(1,654,800)	1,654,800	$8.32
Options exercised	—	(64,647)	$4.36
Options canceled	429,966	(429,966)	$13.06

Outstanding as of December 31, 2002	7,014,873	27,923,467	$12.85
Options granted	(4,655,500)	4,655,500	$20.44
Options exercised	—	(3,377,880)	$6.84
Options canceled	1,557,286	(1,557,286)	$13.72

Outstanding as of December 31, 2003	3,916,659	27,643,801	$14.80
Shares reserved	3,653,146	—	—
Options granted	(3,153,800)	3,153,800	$19.81
Options exercised	—	(4,618,914)	$8.97
Options canceled	1,214,603	(1,214,603)	$20.34

Outstanding as of December 31, 2004	5,630,608	24,964,084	$16.25

The following table summarizes information about outstanding and exercisable options as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25 – $ 4.85	2,957,582	5.71	$3.28	1,221,123	$3.01
$ 4.86 – $ 4.86	3,974,447	6.64	4.86	2,213,217	4.86
$ 4.87 – $ 9.07	2,589,807	7.43	8.15	1,012,212	8.28
$ 9.08 – $14.83	2,904,560	4.51	13.13	2,442,541	13.40
$14.84 – $15.66	1,920,962	8.23	15.23	450,877	15.32
$15.67 – $15.78	2,908,869	4.80	15.67	2,908,869	15.67
$15.79 – $24.04	2,164,563	8.95	19.33	427,871	17.18
$24.05 – $25.16	2,281,500	8.93	25.13	0	0.00
$25.17 – $37.66	2,067,647	6.79	34.11	967,444	36.06
$37.67 – $83.00	1,194,147	5.80	61.04	324,545	70.96

$ 0.25 – $83.00	24,964,084	6.65	$16.25	11,968,699	$14.48

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, a total of 30,594,692 shares of Common Stock were reserved for issuance under all stock option plans. As of December 31, 2004 and 2003, options for the purchase of 11,968,699 and 11,866,481 shares, respectively, were exercisable without being subject to repurchase by the Company.

Employee Stock Purchase Plan

In May 1997, Rambus adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). At December 31, 2004, 1,056,871 shares of Common Stock were available for issuance under the Purchase Plan. The Purchase Plan provides for an annual increase equal to the lesser of (i) the number of Shares needed to restore the maximum aggregate number of Shares which may be optioned and sold under the Purchase Plan to 1,600,000 Shares, (ii) one (1%) of the outstanding Shares on such date, or (iii) a lesser amount determined by the Board of Directors. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of Rambus’ Common Stock at either the first day of each offering period or the date of purchase. Under the Purchase Plan, Rambus issued 543,129 shares in the twelve months ended December 31, 2004 and 485,804 shares in the twelve months ended December 31, 2003 at an average price per share of $6.55 and $5.80, respectively.

Stock-Based Compensation

Warrants

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has phased out the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of December 31, 2004, warrants exercisable for a total of 1,520,000 shares had been issued and 1,280,000 remain outstanding. These warrants began to expire in February 2004 and will have expired by January 2006. The impact of these warrants has been excluded from the calculation of net income per share.

Contingent Common Stock Equivalents and Options

As of December 31, 2004, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 845,846 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’s previous CEO and President in 1999 and the options were granted to certain Rambus employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to Rambus’s statement of operations based on the fair value of the CSEs and options. Since Intel has phased out the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. The impact of these CSEs and options has been excluded from the calculation of net income per share.

Share Repurchase Program

In October 2001, Rambus’s Board of Directors approved a stock repurchase program of its Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, our

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board has authorized the purchase in open market transactions of up to ten million shares of outstanding our Common Stock over an undefined period of time. As of December 31, 2004, Rambus had repurchased 7.5 million shares of its Common Stock at an average price per share of $10.05. As of December 31, 2004, there remained an outstanding authorization to repurchase 2.5 million shares of outstanding its Common Stock.

On January 27, 2005, in connection with Rambus’s issuance and sale of $300 million principal amount of zero coupon senior convertible notes due February 1, 2010, Rambus repurchased approximately 4.1 million shares of its common stock at a price of $18.51 per share for a total cost of $75 million.

8.    Employee Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the Plan. The Company, at the discretion of its Board of Directors, may match employee contributions to the Plan. For the twelve months ended December 31, 2004 and 2003, Rambus made matching contributions totaling $233,000 and $169,000, respectively.

9.    Income Taxes

The provision for income taxes comprises (in thousands):

	Twelve Months Ended December 31,			Twelve Months Ended September 30,
	2004	2003	2002	2002
	(audited)	(audited)	(unaudited)	(audited)
Foreign withholding tax:
Current	$5,244	$6,938	$5,387	$4,847
Federal:
Current	5,098	11,215	—	—
Deferred	791	(9,216)	6,401	9,772
State:
Current	2,925	3,105	—	—
Deferred	268	(1,116)	791	(1,317)

	$14,326	$10,926	$12,579	$13,302

Rambus’ effective tax rate on pretax income differs from the U.S. federal statutory regular tax rate as follows:

	Twelve Months Ended December 31,			Twelve Months Ended September 30,
	2004	2003	2002	2002
Expense at U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
Expense at state statutory rate	8.2%	4.2%	3.2%	3.2%
R&D credit	(4.8)%	(7.3)%	(4.3)%	(4.3)%
Foreign tax credit	(8.5)%	0.1%	0.4%	1.1%

	29.9%	32.0%	34.3%	35.0%

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Deferred revenue	$9,707	$16,136
Depreciation and amortization expense	29,733	7,833
Other liabilities and reserves	4,563	3,076
Employee stock-related compensation expense	1,203	1,963
Net operating loss carryover	22,871	655
Tax credits	21,988	27,938

Total deferred tax asset	90,065	57,601
Valuation allowance	(1,203)	(1,963)

Deferred tax assets, net	$88,862	$55,638

Rambus has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of certain tax assets. The valuation allowance as of December 31, 2004 of approximately $1.2 million relates primarily to the tax benefit of the employee stock related compensation expense. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income, stock option exercises in the future and other factors that determine how much benefit Rambus ultimately realizes from the deferred tax benefit could vary materially from its estimates. Certain tax credit carryforwards reported on the income tax returns Rambus files are not recorded as assets on the consolidated balance sheet until management believes they will reduce future income tax.

In the event that actual results differ from the estimates or Rambus adjusts in future periods the estimates upon which the valuation allowanced has been determined, an additional valuation allowance may have to be recorded, which could materially impact Rambus’s financial position and results of operation.

As of December 31, 2004, Rambus has federal and state net operating loss carryforwards of $57.8 million and $46.0 million, respectively, which expire through 2024. As of December 31, 2004, Rambus has federal and state research and experimentation tax credit carryforwards of $12.6 million and $9.9 million, respectively. Rambus’s net operating loss and tax credit carryforwards may be subject to an annual limitation in the case of a greater than 50% change in stock ownership as defined by federal and state law.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Numerator:
Net income	$33,559	$23,221	$24,059	$5,529	$6,174	$24,704

Denominator:
Weighted average shares used to compute basic EPS	101,931	97,653	98,580	97,436	100,336	99,369
Dilutive common stock equivalents	8,061	8,843	2,449	2,773	3,680	2,731
Dilutive common stock warrants	58	48	—	—	—	—

Weighted average shares used to compute diluted EPS	110,050	106,544	101,029	100,209	104,016	102,100

Net income per share:
Basic	$0.33	$0.24	$0.24	$0.06	$0.06	$0.25
Diluted	$0.30	$0.22	$0.24	$0.06	$0.06	$0.24

For the twelve months ended December 31, 2004, there were approximately 6.3 million anti-dilutive shares which were excluded from the calculation of diluted weighted average shares outstanding. In contrast, options to purchase 3.2 million shares of Common Stock were not included in the computation of diluted shares forth twelve months ended December 31, 2003. These options’ exercise prices were greater than the average market price of the common shares for the period or the options, CSEs or warrants, were contingent upon the satisfaction of certain conditions, as described in Note 7 under “Warrants” and “Contingent Common Stock Equivalents and Options” that had not been met as of December 31, 2004.

Options to purchase 3,214,188 and 15,552,554, shares of Common Stock were not included in the computation of diluted shares for the twelve months ended December 31, 2003 (audited) and 2002 (unaudited), respectively. Options to purchase 15,677,247 and 15,304,486 shares of Common Stock were not included in the computation of diluted shares for the three months ended December 31, 2002 (audited) and 2001 (unaudited), respectively. Options to purchase 15,654,420 shares of Common Stock were not included in the computation of diluted shares for the twelve months ended September 30, 2002 (audited). All of these options were excluded because the options’ exercise prices were greater than the average market price of the common shares for the year.

11.    Business Segments, Exports and Major Customers

Rambus operates in a single industry segment.

The top three customers accounted for 28%, 15% and 13%, respectively, of revenues in the year ending December 31, 2004 (audited). Three customers accounted for 34%, 18% and 12%, respectively, of revenues in the twelve months ended December 31, 2003 (audited). Three customers accounted for 41%, 16% and 15%, respectively, of revenues in the twelve months ended December 31, 2002 (unaudited). Three customers accounted for 39%, 17% and 15%, respectively, of revenues in the three months ended December 31, 2002 (audited). Three customers accounted for 40%, 21% and 14%, respectively, of revenues in the three months ended December 31, 2001 (unaudited). Three customers accounted for 42%, 17% and 15%, respectively, of revenues in the twelve months ended September 30, 2002 (audited). Rambus expects that it may continue to experience significant revenue concentration for the foreseeable future.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus sells its interfaces and licenses to customers in the Far East, North America, and Europe. The net income for all periods presented are derived primarily from Rambus’ North American operations, which generates revenues from the following geographic regions (in thousands):

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2004	2003	2002	2002	2001	2002
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Japan	$85,382	$53,986	$30,260	$8,360	$10,151	$37,028
United States	45,351	42,445	43,032	10,744	10,818	43,031
Korea	13,807	20,269	22,249	6,258	3,529	14,618
Taiwan	80	761	51	—	207	258
Europe	254	742	1,813	342	159	1,630

	$144,874	$118,203	$97,405	$25,704	$24,864	$96,565

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered.

Long-lived assets are primarily located in the United States.

12.    Acquisition of Intellectual Property

Cadence Design Systems

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

As a result of the acquisition, Rambus reported $11.1 million in purchased intangible assets, including transaction costs. The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition date. Management estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market. These assets are being amortized over their useful lives of four to seven years. Amortization expense of these purchased intangible assets was $1.2 million for the twelve months ended December 31, 2004. Rambus estimates that it will expense a total of approximately $9.5 million, ratably, for each of the twelve months ending December 31, 2005 through 2008 and approximately $1.5 million in the twelve months ending December 31, 2009 for amortization expenses.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of purchased intangibles assets are as follows (in thousands):

Serial Link Cells	$7,269
Patents	3,800

Purchased intangible assets:	$11,069

Velio Communications, Inc.

On December 24, 2003, Rambus completed the acquisition of certain high speed signaling assets from Velio for $13.0 million in cash. As a result of this acquisition, Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition date. The acquired intangible assets, include the acquisition of certain Velio high speed signaling assets, the related Velio patent portfolio and the existing Velio licensing business. Rambus integrated these assets into its RaSer product line. The technology is valuable for currently available products and continues to be the basis for products under development under an existing contract with one important customer. The value of this contract, along with interviews and management’s estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market. These assets are being amortized over their useful lives of ten years. Amortization expense of purchased intangible assets was $1.3 million and $29,000 for the twelve months ended December 31, 2004 and 2003, respectively. There were no contingent payments required as part of this acquisition. Rambus estimates that it will expense a total of approximately $6.6 million, ratably, for each of the twelve months ending December 31, 2005 through 2009.

The components of purchased intangible assets are as follows (in thousands):

Contractual relationships	$7,100
Patents	6,114

Purchased intangible assets	13,214

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In pre-trial proceedings for the Virginia retrial, Infineon raised further and/or expanded allegations of litigation misconduct, including allegations of document spoliation, based on claims that Rambus’s 2000-2001 document production to Infineon was inadequate. Infineon also contends that Rambus’s 2000-2001 document production did not include certain later discovered documents that Rambus later produced to other parties, at

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

least some of which would have been produced to Infineon had they been discovered earlier. Infineon also repeated an earlier charge to the effect that Rambus had allegedly committed document “spoliation” by, among other things, implementing a corporate document retention plan when it anticipated or should have anticipated litigation. The Virginia retrial date has been delayed several times and has most recently has been moved back to February 22, 2005 to accommodate additional discovery on this issue of spoliation. In rulings early this month the Virginia trial court set a new trial schedule, setting a bench trial on February 21 to address Infineon’s assertion of an “unclean hands” defense, followed by a jury trial on the patent issues, followed by trial of Infineon’s 17200 and monopolization counterclaims.

In two discovery rulings on May 18, 2004, the trial court in the Infineon case found evidence supporting Infineon’s claims of “spoliation” and issued two orders piercing Rambus’s attorney-client and work product privileges and ordering the production of approximately 50 documents related in some manner to the creation and implementation of the Rambus document retention policy. Underlying the May 18th orders were rulings by the trial court that Rambus had waived certain privileges relating to its document retention policy and that, in any event, such privileges were vitiated as to the same group of documents by the “crime/fraud” exception to privilege, which the trial court concluded could be applied under the circumstances it called “spoliation.” On June 21, 2004, Rambus filed a petition with the U.S. Court of Appeals for the Federal Circuit seeking a writ of mandamus to overturn these orders. This petition was denied by a panel of the Court of Appeals over a strong dissent (and with the majority stating that the issue might still be valid on appeal) on August 18, 2004. On September 27, 2004 the full Court of Appeals denied Rambus’s request for rehearing en banc. Rambus has since produced the requested documents to Infineon and has participated in limited additional discovery by way of depositions of current and former Rambus employees and counsel. That additional discovery was completed in mid-December 2004. Infineon filed a motion for spoliation sanctions at that time. Rambus submitted its opposition brief on January 14, 2005, and Infineon’s reply is expected on January 2005. These May 18th orders and Infineon’s follow-on motion, which was argued on February 4, 2005, may lead to collateral requests or orders in the private patent cases and may lead to a partial reopening of the record in the Federal Trade Commission, where the FTC staff has recently made a motion to this effect. Among other sanctions, Infineon seeks an order terminating Rambus’s patent lawsuit and for a number of adverse inferences. Although Rambus believes imposition of such sanctions would be legally and factually without merit, such rulings may have impact beyond the Infineon case itself if other courts treat them as persuasive or binding until and unless such rulings are overturned on appeal. In its order dated February 7, 2005, the Virginia trial court denied Infineon its request for a summary judgment terminating Rambus’s patent claims based on alleged spoliation and other alleged misconduct. However, the Court has also set a bench trial for February 21, 2005 to hear further evidence on the same issues. It is currently anticipated that this bench trial will be followed by a patent trial before a jury and then a trial on Infineon’s antitrust and §17200 issues.

In other pre-trial rulings, the district court has confined the parties to the expert reports previously on file and new ones necessitated by the appellate decision or by new documents. The district court permitted Infineon to take discovery related to its litigation misconduct allegations, and permitted Infineon to amend its counter claims to add a new legal theory (under California Business and Professions Code §17200) to pursue, among other things, Infineon’s allegations against Rambus of JEDEC misconduct, of purportedly different, newly-asserted forms of deceit, of document spoliation and of litigation misconduct. On June 30 and July 1, 2004, the Virginia court heard the parties’ motions for summary judgment. The court denied Rambus’s motions for summary judgment on Infineon’s monopolization counter-claim, relying on its finding that there would be “manifest injustice” if Infineon were held to be bound during the retrial to an issue it had previously litigated and lost in the original trial. The trial court also denied summary judgment motions by Rambus seeking dismissal of Infineon’s affirmative patent defenses of indefiniteness, written description and enablement. The court granted Rambus’s motions for summary judgment that spoliation and mail/wire fraud cannot be used in this case as the basis for one prong of Infineon’s section 17200 unfair competition counter-claim. The court also granted

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus’s motion for summary judgment on Infineon’s patent defense of inequitable conduct before the patent office. The court denied both parties’ motions for summary judgment regarding the validity and infringement of the patent claims, except as to U.S. Patent No. 5,954,804 (the “‘804 patent”). On July 12, 2004, the court granted Infineon’s motion for summary judgment of non-infringement of the ‘804 patent. The court has thus limited Rambus’s infringement case to three patent claims in two of the four patents on which Rambus initially sued Infineon.

On July 13, 2004, the court denied Rambus’s motions for summary judgment on the fraud prong of Infineon’s section 17200 counterclaim and on Infineon’s counterclaim for equitable estoppel. On July 23, 2004, the court rejected in significant part Rambus’s motion to dismiss the newly asserted Infineon claim under California Business and Professions Code section 17200. Rambus believes that many of these and other pre-trial rulings in the Infineon retrial are in error and that the issues to be tried in the Infineon re-trial should be focused on the infringement and validity of the patents in suit and the remedies, including damages, to which Rambus is entitled. On August 19, 2004, Rambus filed a second petition seeking a writ of mandamus from the U.S. Court of Appeals for the Federal Circuit directing the district court to respect the appellate court’s mandate and dismiss Infineon’s 17200 counterclaim, its monopolization counterclaim and its equitable estoppel defense. That petition was denied on October 22, 2004 in a manner that preserves the same issues for appeal. Rambus will continue to vigorously defend itself from whatever Infineon counterclaims are allowed to proceed to trial and to vigorously pursue its remaining patent claims.

On August 7, 2000, Rambus filed suit in the District Court in Mannheim, Germany, or the Mannheim court, against Infineon for infringement of one of Rambus’s European patents, European Patent No. 0525068 (the “‘068 patent”), which deals with one Rambus technology involving use of an access time register in DRAM. Infineon then challenged the validity of the ‘068 patent in the European Patent Office, or EPO. On February 12, 2004, the EPO Technical Appeals Board issued a ruling revoking the ‘068 patent, which it explained in written findings on May 13, 2004. This ruling does not address or serve to revoke any of Rambus’s other issued or pending patents. On June 18, 2004, Rambus added claims to the Infineon lawsuit from other Rambus patents and directed at Infineon’s DDR products and then, with Infineon’s consent, dismissed the revoked ‘068 patent from the case. Further proceedings in Mannheim on the Infineon matter are currently stayed pending a final decision with respect to a related “utility model” patent.

German utility models have shorter terms than patents. Because the term of Rambus’s utility model had already expired, this German proceeding concerned only past royalties with respect to German Utility Model G 91 17 296.9 (296.9 utility model), which was similar in scope to the ‘068 European patent. At a hearing on July 19, 2004, an appellate division of the German patent court revoked the 296.9 utility model without providing its reasoning. A written decision issued on November 4, 2004, and Rambus is appealing this decision. Resolution of the appeal is expected some time within approximately a year following the written decision.

On January 13, 2005, the European Patent Office revoked Rambus’s European Patent EP 1 004 956, holding that the claimed method of operating the device “extends beyond the content of the earlier application as filed.” The written decision issued on February 9, 2005. Rambus intends to appeal this decision to an appellate panel of the EPO. This result leaves Rambus with one remaining issued patent in Europe that we believe reads on the same memory products. Rambus also has several pending applications in Europe that, if issued, would, we believe, read on the same memory products.

Micron Litigation

On August 28, 2000, Micron Technology, Inc., or Micron, filed suit against Rambus in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviewed the judgments of the Virginia court in the Infineon matter. Due to the resignation of Judge Roderick R. McKelvie, this case was assigned to Magistrate Judge Thynge for all pretrial proceedings, and has since been assigned to Judge Kent A. Jordan who has filled the vacancy left by Judge McKelvie.

On September 29, 2004, Rambus filed a motion to lift the stay imposed by Judge McKelvie on February 27, 2002 as a condition for delaying trial on the case until after the appeal from the Infineon trial in Virginia. This stay currently prevents Rambus from filing new patent litigation against Micron throughout the world on certain Rambus patents and Micron products. It also required that the parties stay certain other litigations in Germany, Italy, France and the United Kingdom. In a hearing on October 12, 2004 the Micron trial date was reset to February 21, 2006 to accommodate scheduling conflicts. At that same hearing the court indicated that a motion to lift the stay will be heard on November 30, 2004. The hearing date was later moved to March 9, 2005. A technical presentation to the court is also scheduled for March 9, 2005. The Markman claim construction hearing is scheduled for September 9, 2005. A settlement conference with Magistrate Judge Thynge is set for August 2-3 2005. Discovery is ongoing in the Delaware action. A status conference is scheduled for February 28, 2005.

On September 11, 2000, Rambus filed suit against Micron in the Mannheim court, the Tribunal de Grande Instance de Paris in Paris, France, or the Paris court, the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice in London, Great Britain, or the London court, and the District Court in Monza, Italy, or the Monza court, for infringement of a European patent. Rambus’s German suit against Micron is, like Rambus’s German suit against Infineon, in the Mannheim court. The relevant patent in the Micron case—the ’068—was subject to the same EPO Technical Appeals Board revocation ruling described above with respect to Infineon, whose written opinion was issued on May 13, 2004. On June 18, 2004, Rambus dismissed the revoked patent from its infringement case against Micron, with its consent. Further proceedings against Micron in Mannheim, including claims from other Rambus patents directed to Micron’s DDR products, are—as in the Infineon proceedings—currently stayed pending a final decision with respect to the utility model patent. Meanwhile, the French suit remains stayed and the British suit has been, in effect, dismissed based on the same EPO Technical Appeals Boards opinion. On April 8, 2004, Micron requested that Rambus pay Micron’s costs for the British suit. While the amount remains in dispute, an interim payment of £135,000, or approximately $256,000, was awarded to Micron on July 30, 2004 for attorneys’ and court fees. A final award will be determined by the court unless the parties resolve this matter by mutual agreement. Micron has submitted a draft bill of cost roughly in the amount of additional $662,000.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At that same conference, the court permitted Rambus to move to amend its complaint to add new claims for patent infringement, and Rambus filed that motion on October 4, 2002. A further case management conference occurred on November 22, 2002 at which point the California court considered proposed trial schedules and fully lifted the stay. Rambus also filed and won a motion to vacate a previous collateral estoppel summary judgment order in the case. Accordingly, Rambus’s patent infringement claims that were subject to this earlier ruling have been reinstated into the case. On September 3, 2004, Rambus moved to bifurcate the trial, with the patent and spoliation claims going forward first, and Hynix’s allegations of Rambus misconduct to be tried at a later date. The Court granted Rambus’s motion and set the pre-trial schedule on December 6, 2004, including a trial date for the patent and spoliation portions of the suit on March 21, 2005. That date has since been moved to April 11, 2005. The remainder of the suit, namely the portions related to Rambus’s conduct at JEDEC, is set to be tried on June 13, 2005. On January 11, 2005, the court reset the pretrial schedule to the current dates but there can be no assurance that these dates will not move again.

On January 12, 2004, both of the parties filed summary judgment motions related to the patents in suit. Rambus filed for summary judgment of infringement on multiple claims in seven of the patents in suit. Hynix filed on a variety of issues relating to alleged invalidity and non-infringement on a subset of Rambus’s asserted

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims. Hearings on the proposed claim constructions and on both sides’ motions for partial summary judgment were heard on March 23 and 24, 2004. On November 15, 2004, the Court issued its Markman claim constructions, which were largely in Rambus favor.

On January 3, 2005, the court issued five of the seven summary judgment orders, denying five of Hynix’s six motions requesting that the Court hold before trial that all 59 of the patent claims-in-suit are invalid and not infringed. The court subsequently publicly issued the remaining two summary judgment orders and also issued an order clarifying one prior order. One of these orders held in Hynix’s favor to the effect that nine of the 59 claims are not infringed (those containing the term “second clock signal”). We defeated Hynix’s motions as to the remaining 50 claims on a variety of invalidity and non-infringement issues. In addition, by the remaining order we prevailed in our summary judgment motion as to infringement by Hynix of 29 of our patent claims. On January 21, 2005, pursuant to the court’s instruction, we selected 10 out of the remaining 50 claims on which to go forward in the March trial. On January 25, 2005, Hynix filed a motion for reconsideration of the order granting Rambus summary judgment of infringement as to the 10 claims. Rambus’s response to this motion was filed on February 11, 2005.

On October 1, 2004, Hynix filed a motion to dismiss Rambus’s patent claims as a default judgment based on the findings of spoliation that had been entered by the trial court in the Infineon case in Virginia. In the alternative, Hynix has asked that the California district court apply the Virginia court’s spoliation decisions by way of collateral estoppel and permit Hynix access to the same documents. The Court has delayed judgment on Hynix’s motion to dismiss, but ordered Rambus to submit to the court for in camera review the privileged documents Rambus was ordered to product to Infineon in the Virginia court. Based on its review of those documents, the Hynix Court stated on December 16, 2004, that it was tentatively going to order that Hynix had shown a prima facie case of spoliation, but unlike the holding in the Infineon case in Virginia, that Rambus was entitled to be heard on whether or not this evidence amounted to a crime or fraud sufficient to warrant a piercing of the attorney-client privilege. Rambus submitted its brief for in camera review on January 14th, 2005. Hynix’s opposition brief was filed on January 25, 2005, and a hearing was held on January 28, 2005. On January 25, 2005, Hynix also filed a motion for leave to amend its pleadings to add a defense of unclean hands. Following a hearing, on January 31, 2005 the Court issued its order finding reasonable cause to pierce Rambus’s attorney-client privilege to the extent that documents and testimony had already been provided in the Infineon case on these topics. The Court also scheduled a further hearing on the motion to dismiss for March 11, 2005. During the January 31, 2005 hearing, the court also moved the first part of the Hynix trial to April 11, 2005. The remainder of the suit, namely the portions related to our conduct at JEDEC and other alleged misconduct not directly tied to patent issues, is set to be tried on June 13, 2005. On January 11, 2005, the court reset the pretrial schedule, but there can be no assurance that the pre-trial dates and trial dates set forth above will not move again.

On September 4, 2000, Rambus filed suit against Hynix in the Mannheim court, the Paris court and the London court for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. After the completion of briefing by the parties in response to the Mannheim court’s expert report, as mentioned above with respect to Infineon and Micron, the validity of the same Rambus European patent was confirmed by an opposition board of the EPO, in a hearing conducted on September 10 and 11, 2002. Subsequently, the relevant patent in the Hynix case was subject to the same EPO Technical Appeals Board revocation ruling described above with respect to Infineon and Micron, which written opinion was issued on May 13, 2004. The Hynix lawsuit in Mannheim and the French suit have been stayed. In the British suit, Rambus paid Hynix £195,250, or approximately $369,000 to fully and finally resolve this matter.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and Rambus filed its answer to the complaint on July 29, 2002. There was substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge, or ALJ, denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against Rambus as sanctions for what the ALJ called Rambus’s “gross negligence” in implementing Rambus’s document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice, or DOJ, successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by Rambus pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. Rambus was informed that it is not a target of the DOJ investigation. The ALJ denied Rambus’s motion for summary judgment and entered other rulings on pre-hearing motions in the action. On February 17, 2004, the FTC ALJ issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds. Complaint counsel filed their opening appellate brief on April 16, 2004. Rambus opposed this brief and filed its own cross-appeal on June 2, 2004. Briefing to the five FTC Commissioners on this appeal was concluded on July 16, 2004. A technical presentation by the parties was presented to the commissioners on September 21, 2004 and an oral argument was presented on December 9, 2004. All substantive briefing and argument has been completed on this appeal. Shortly before the final argument and in response to Complaint Counsel’s July 2, 2004 motion seeking to reopen the record to admit documents regarding spoliation, the Commission requested that the parties file Responses designating portions of the record that pertain to the alleged spoliation. The parties submitted Responses in December and the issue remains undecided. Rambus believes that a number of allegations made by Complaint Counsel in its Response were improper and inaccurate and it submitted a reply to that effect.

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

Collusion Case

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§16720), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§16720), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§17200). Damages are estimated to exceed $1 billion dollars. This lawsuit is based on evidence—some endorsed in the fact findings that are part of the FTC ALJ’s February 17, 2004 initial decision—indicating that there were concerted efforts

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’s RDRAM product. Defendants have not yet answered the complaint or responded to Rambus’s discovery requests. Defendants moved the court for a change of venue to Santa Clara county on October 5, 2004. The judge denied defendants’ motion on January 3, 2005. The parties are currently disputing the proper terms for a protective order in the case, after which Rambus expects its attorneys to get access to discovery from the defendants, including the documents defendants submitted to the Department of Justice as part of its investigation of certain DRAM manufacturers for price fixing. As a result of that investigation, to date Infineon has pled guilty to criminal price fixing on October 20, 2004, and agreed to pay a fine of $160 million. This was followed on December 16, 2004, by guilty pleas, jail time and fines in the amount of $250,000 each from four of Infineon’s executives. Since then, Micron has indicated that it is cooperating with the DOJ, and that although it does not expect fines or jail sentences, there is evidence that it did fix prices with fellow DRAM manufacturers. On January 3, 2005, the Court ruled in Rambus’s favor that venue was proper in San Francisco. Defendants thereafter filed a petition with a California state appellate court seeking a writ directing the trial court to grant defendant’s motion for change of venue. On February 11, 2005, the appellate court declined to overturn that decision. Absent a successful further appeal to the California Supreme Court, the case will continue to be litigated in the California Superior Court in the City and County of San Francisco, California.

New Patent Infringement Litigation

On January 25, 2005, we filed a patent infringement suit in the U.S. District Court in the Northern District of California against Hynix, Infineon, Nanya Technology Corporation and Inotera Memories, Inc. regarding DDR2 and GDDRx products.

Potential Future Litigation

In addition to the above, the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that litigation related to these various additional products, if brought, will be successful.

14.    Subsequent Event

On February 1, 2005, Rambus issued $300 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank) in a private offering. Rambus granted Credit Suisse and Deutsche Bank a 30 day option to acquire an additional $60 million aggregate principal amount of notes.

The notes are unsecured senior obligations, ranking equally in right of payment with all of Rambus’s existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the notes.

The notes are convertible at any time prior to the close of business on the maturity date into, in respect of each $1,000 principal of notes:

•	cash in an amount equal to the lesser of

(1)	the principal amount of each note to be converted and

(2)	the “conversion value,” which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price, as defined.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	if the conversion value is greater than the principal amount of each note, a number of shares of Rambus common stock (the “net shares”) equal to the sum of the daily share amounts, calculated as defined. However, in lieu of delivering net shares, Rambus, at its option, may deliver cash, or a combination of cash and shares of Rambus common stock, with a value equal to the net shares amount.

The initial conversion price is $26.84 per share of common stock (which represent an initial conversion rate of 37.2585 shares of Rambus common stock per $1,000 principal amount of notes). The initial conversion price is subject to adjustment as defined.

The notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional “make whole” premium (payable in shares of common stock) in the event the notes are converted following a fundamental change. The “make whole” premium is based on numerous factors and could be up to 33% per $1,000 principal amount of notes.

Upon the occurrence of an event of default, Rambus’s obligations under the notes may become immediately due and payable. An event of default is defined as:

•	default in the payment when due of any principal of any of the notes at maturity, upon exercise of a repurchase right or otherwise;

•	default in the payment of liquidated damages, if any, which default continues for 30 days;

•	default in Rambus’s obligation to provide notice of the occurrence of fundamental change when required by the indenture;

•	failure to comply with any of Rambus’s other agreements in the notes or the indenture upon its receipt of notice to it of such default from the trustee or to Rambus and the trustee from holders of not less than 25% in aggregate principal amount at maturity of the notes, and Rambus fails to cure (or obtain a waiver of) such default within 60 days after it receives such notice;

•	failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by Rambus or any of its subsidiaries in excess of $30.0 million principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, by the end of a period of ten days after written notice to Rambus by the trustee or to Rambus and the trustee by the holders of at least 25% in principal amount of the outstanding notes; and

•	certain event of bankruptcy, insolvency or reorganization relating to Rambus.

Rambus may not redeem the notes prior to their maturity date.

In connection with this issuance, on January 27, 2005, Rambus repurchased approximately 4.1 million shares of its common stock at a price of $18.51 per share for a total cost of $75 million.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

(in thousands, except share data)

(audited)

	Fiscal Years by Quarter
	Twelve Months Ended December 31, 2004				Twelve Months Ended December 31, 2003
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Revenue:
Contract Revenues	$6,038	$8,276	$5,349	$5,079	$4,603	$4,005	$3,743	$3,267
Royalties	32,571	30,483	29,616	27,462	27,765	24,555	25,452	24,812

Total revenues	38,609	38,759	34,965	32,541	32,368	28,560	29,195	28,079

Costs and expenses
Cost of contract revenues	5,512	4,543	4,957	5,234	5,146	4,247	3,348	3,210
Research and development	8,430	8,841	7,929	7,427	7,412	7,565	8,136	7,267
Marketing, general and administrative	15,078	14,727	11,471	11,208	8,716	10,361	12,374	13,131

Total costs and expenses	29,020	28,111	24,357	23,869	21,274	22,173	23,858	23,608
Operating Income	9,589	10,648	10,608	8,672	11,094	6,387	5,337	4,471
Interest and other income, net	916	1,149	2,199	4,104	1,577	976	1,321	2,984

Income before income taxes	10,505	11,797	12,807	12,776	12,671	7,363	6,658	7,455
Provision for income taxes	3,962	1,410	4,483	4,471	4,054	2,356	2,130	2,386

Net income	$6,543	$10,387	$8,324	$8,305	$8,617	$5,007	$4,528	$5,069

Net income per share—basic	$0.06	$0.10	$0.08	$0.08	$0.09	$0.05	$0.05	$0.05

Net income per share—diluted	$0.06	$0.10	$0.08	$0.07	$0.08	$0.05	$0.04	$0.05

Shares used in per share calculations—basic	102,380	101,875	102,500	100,966	98,522	97,498	97,414	97,169

Shares used in per share calculations—diluted	109,017	107,573	109,850	111,198	109,271	106,001	105,498	103,785

Stock prices:
High	$27.50	$17.86	$29.44	$35.20	$30.70	$20.17	$19.30	$15.50
Low	$15.15	$12.69	$15.70	$24.35	$17.04	$15.15	$12.93	$7.01

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

Date: February 17, 2005	By:	/s/ ROBERT K. EULAU
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

Signature	Title	Date

/s/ HAROLD HUGHES Harold Hughes	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2005

/s/ ROBERT K. EULAU Robert K. Eulau	Sr. Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2005

/s/ GEOFF TATE Geoff Tate	Chairman of the Board of Directors	February 17, 2005

/s/ WILLIAM DAVIDOW William Davidow	Director	February 17, 2005

/s/ BRUCE DUNLEVIE Bruce Dunlevie	Director	February 17, 2005

/s/ MICHAEL FARMWALD Michael Farmwald	Director	February 17, 2005

/s/ CHARLES GESCHKE Charles Geschke	Director	February 17, 2005

/s/ MARK HOROWITZ Mark Horowitz	Director	February 17, 2005

/s/ KEVIN KENNEDY Kevin Kennedy	Director	February 17, 2005

/s/ DAVID MOORING David Mooring	Director	February 17, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(11)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3(14)	Amended and Restated Bylaws of Registrant dated November 21, 2002.

3.4(16)	Amendment No. 1 to Amended and Restated Bylaws of Registrant dated March 28, 2003.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3(12)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.

4.3.2(17)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.

4.4(6)	Common Stock Purchase Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.4(1)(2)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.4.1(4)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.5(10)	1990 Stock Plan, as amended, and related forms of agreements.

10.6(17)	1997 Stock Plan (as amended and restated as of July 10, 2003).

10.7(10)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.8(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.

10.10(5)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos—El Camino Associates, LLC.

10.11(5)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.12(5)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.13(7)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.14(8)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.15(2)(13)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

10.16(15)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

10.17(9)(16)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

Exhibit Number	Description of Document

10.18(9)(16)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.

10.19(9)(16)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.

24.1	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(6)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(8)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(9)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(10)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(11)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(12)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(13)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(14)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(15)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(16)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(17)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.

(b) Exhibits

See Item 15 (a)(3) above.

(c) Financial Statement Schedules

See Item 15 (a)(2) above.