Form 10-Q
period 2005-03-31
RAMBUS INC
filed 2005-04-29
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 99,503,227 as of April 15, 2005.

RAMBUS INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$208,021	$48,310
Marketable securities	96,802	89,483
Accounts receivable	3,596	1,435
Prepaid and deferred taxes	13,710	13,861
Prepaids and other current assets	4,009	4,094

Total current assets	326,138	157,183
Property and equipment, net	18,130	17,578
Marketable securities, long term	155,360	98,567
Restricted investments	5,076	5,067
Deferred taxes, long term	74,507	75,295
Purchased intangible assets	20,844	21,765
Other assets	8,418	1,269

Total assets	608,473	376,724

LIABILITIES
Current liabilities:
Accounts payable	8,837	6,880
Income taxes payable	9	200
Accrued salaries and benefits	4,225	3,907
Other accrued liabilities	8,600	6,457
Deferred revenue	13,447	19,271

Total current liabilities	35,118	36,715
Deferred revenue, less current portion	5,314	4,552
Convertible debt	300,000	—

Total liabilities	340,432	41,267

Commitments and contingencies (Notes 6, 8 and 9)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at March 31, 2005 and December 31, 2004	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 99,324,124 shares at March 31, 2005 and 102,971,000 shares at December 31, 2004	99	103
Additional paid-in capital	325,344	341,080
Deferred stock-based compensation	(1,548)	—
Accumulated deficit	(54,237)	(4,848)
Accumulated other comprehensive loss	(1,617)	(878)

Total stockholders’ equity	268,041	335,457

Total liabilities and stockholders’ equity	608,473	376,724

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Contract revenues	$6,600	$5,079
Royalties	33,011	27,462

Total revenues	39,611	32,541

Costs and expenses:
Cost of contract revenues	5,603	5,234
Research and development	8,591	7,427
Marketing, general and administrative (includes $1.1 million and $0 of stock-based compensation for the three months ended March 31, 2005 and 2004, respectively)	20,498	11,208

Total costs and expenses	34,692	23,869

Operating income	4,919	8,672
Interest and other income, net	2,129	4,104

Income before income taxes	7,048	12,776
Provision for income taxes	2,608	4,471

Net income	$4,440	$8,305

Net income per share:
Basic	$0.04	$0.08

Diluted	$0.04	$0.07

Number of shares used in per share calculations:
Basic	100,280	100,966

Diluted	105,913	111,198

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,440	$8,305
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	774	20,247
Depreciation	1,972	1,020
Amortization of intangible assets and debt issuance costs	1,163	330
Gain on sale of investment	—	(3,166)
Amortization of deferred stock-based compensation	1,141	—
Change in operating assets and liabilities:
Accounts receivable	(2,161)	9,473
Prepaids, deferred taxes and other assets	883	(16,922)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	4,227	881
Increases in deferred revenue	3,478	5,450
Decreases in deferred revenue	(8,540)	(7,029)

Net cash provided by operating activities	7,377	18,589

Cash flows from investing activities:
Purchases of property and equipment	(2,524)	(665)
Purchases of marketable securities	(85,370)	(75,372)
Maturities of marketable securities	20,571	45,886
Increase in restricted investments	(9)	(518)
Proceeds from sale of investment	—	4,866

Net cash used in investing activities	(67,332)	(25,803)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	1,968	28,278
Repurchase of Common Stock	(75,000)	—
Net proceeds from issuance of convertible debt	292,750	—

Net cash provided by financing activities	219,718	28,278

Effect of exchange rates on cash and cash equivalents	(52)	15

Net increase in cash and cash equivalents	159,711	21,079
Cash and cash equivalents at beginning of period	48,310	42,005

Cash and cash equivalents at end of period	$208,021	$63,084

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Rambus Inc. (Rambus or the Company) and its wholly-owned subsidiaries, Rambus K.K., located in Tokyo, Japan, Rambus Deutschland GmbH, located in Hamburg, Germany, Rambus, located in George Town, Grand Caymans, BWI and Rambus Chip Technologies (India) Private, Limited located in Bangalore, India. All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2004, included in Rambus’s 2004 Annual Report filed on Form 10-K with the SEC on February 17, 2005.

2. Significant Accounting Policies and Recent Accounting Pronouncements

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

On January 10, 2005, Rambus granted 125,000 shares of restricted stock to its CEO. The price of the underlying shares is $0.001 per share. The shares will fully vest on or about July 19, 2005. Rambus recorded deferred stock-based compensation of $2.7 million based on the fair market value of Rambus’s common stock on the date of grant. The deferred stock-based compensation is being amortized ratably over the vesting period and a total of $1.1 million had been amortized and was included in marketing, general and administrative expense in the quarter ended March 31, 2005. The remaining balance of deferred stock-based compensation was $1.6 million at March 31, 2005.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2. Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Rambus complies with the disclosure provisions as required under Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS No. 123. If Rambus had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called stock awards), at the grant date consistent with the methodology prescribed under SFAS No. 123, Rambus’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except share data):

	Three Months Ended March 31,
	2005	2004
Net Income, as reported	$4,440	$8,305
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	718	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(8,989)	(6,974)

Pro forma net income (loss)	$(3,831)	$1,331

Basic income (loss) per share
As reported	$0.04	$0.08
Pro forma	$(0.04)	$0.01

Diluted income (loss) per share
As reported	$0.04	$0.07
Pro forma	$(0.04)	$0.01

Number of shares used in per share calculations:
Basic	100,280	100,966

Diluted (1)	100,280	111,198

Note 1: If the pro forma disclosures result in a net loss, the diluted shares used in the pro forma per share calculations for diluted pro forma loss per share are the same as the basic shares. Using the actual diluted shares would be anti-dilutive.

For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized ratably to expense over the awards’ vesting period. The effects of applying SFAS No. 123 on the pro forma disclosures for the quarters ended March 31, 2005 and 2004 are not necessarily indicative of the effects on pro forma disclosures in future periods.

For the quarter ended March 31, 2005, Rambus used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation. For the quarter ended March 31, 2004, Rambus used historical volatility for the computation of stock-based compensation.

Recent Accounting Pronouncements

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

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, FASB has determined that SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). Under the new rule, companies are allowed to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. Rambus is in the process of evaluating the impact of this standard on its financial statements and will implement SFAS No. 123(R) for the fiscal year beginning January 1, 2006.

3. Revenue Recognition

Rambus’s revenues consist of royalty revenues and contract revenues generated from the following six types of agreements with semiconductor and systems companies: (1) SDRAM and DDR-compatible patent licenses, which are licenses that cover the use of Rambus’s patents in various memory chips, including SDRAM and DDR, and controllers which control such memory (2) a patent cross-license with Intel (3) XDR and FlexIO licenses, which are licenses for chips fully compatible with Rambus’s XDR and FlexIO interfaces, (4) DDR2 interface cell licenses, which are licenses for chips implemented with Rambus’s DDR memory interface, (5) RaSer licenses, which are licenses for Rambus’s RaSer interface that licensees integrate into their logic semiconductors, and (6) RDRAM licenses, which are licenses for chips fully compatible with Rambus’s RDRAM memory interface. Rambus does not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

Rambus recognizes royalty revenues upon notification by the licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur. Rambus engages accounting firms independent of Rambus’s independent registered public accounting firm to perform, on Rambus’s behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined.

SDRAM-compatible and DDR-compatible Patent Licenses. SDRAM-compatible and DDR-compatible patent licenses generally provide for the payment of fees, which include compensation for use of Rambus’s patents from the time Rambus notifies the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. All but one of the contracts related to the license of Rambus’s patents for SDRAM and DDR-compatible products have expired or will expire in 2005. Four contracts expired on March 31, 2005, two contracts will expire June 30, 2005 and one contract will expire September 30, 2005. Pursuant to the terms of each expiring contract, Rambus expects to receive payment and recognize revenue in the quarter after the contract expires. As previously announced, Rambus renewed its patent license agreement with NECEL, which was one of the agreements that expired on March 31, 2005. Rambus is in negotiations with other licensees to renew expired and expiring contracts.

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

XDR and FlexIO Licenses. XDR and FlexIO interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. Generally, Rambus recognizes license and engineering fees on XDR and FlexIO licenses using the percentage-of-completion method of accounting in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Rambus determines progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period. Part of these XDR and FlexIO license contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and generally include significant up-front fees. Rambus currently expects to recognize revenue on its existing XDR and FlexIO percentage-of-completion contracts through 2005.

DDR2 Interface Cell Licenses. DDR2 interface cell licenses currently provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. Post-contract customer support periods are evaluated on a case by case basis. DDR2 interface cell licenses generally allow a semiconductor manufacturer to use Rambus’s DDR2 memory interface and to receive engineering implementation services and customer support.

RaSer Licenses. RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support periods are expected to be provided, independent of the payment schedules under the contract. Post-contract customer support is evaluated on a case by case basis. Revenue on one contract is being recognized using the percentage-of-completion method of accounting. Rambus determines progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

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

Other than the licenses using percentage-of-completion, Rambus recognizes revenue on its other interface licenses in accordance with the AICPA Statement of Position, or SOP 97-2, SOP 98-4 and SOP 98-9, “Software Revenue Recognition.” These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these agreements are comprised of license fees and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract customer support is expected to be provided independent of the payment schedules under the contract, including milestones. At the time Rambus begins to recognize revenue under an interface license, the remaining obligations are no longer significant. These remaining obligations are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. Rambus reviews assumptions regarding the post-contract customer support periods on a regular basis. If Rambus determines that it is necessary to revise the estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

4. Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of any taxes. Other comprehensive income is presented in the balance sheet under accumulated other comprehensive income (loss) in stockholders’ equity.

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended March 31,
	2005	2004
Net Income	$4,440	$8,305
Other comprehensive income (loss):
Foreign currency translation adjustments	(52)	15
Unrealized gain (loss) on marketable securities, net of tax	(687)	254

Other comprehensive income (loss)	(739)	269

Total comprehensive income	$3,701	$8,574

5. Employee Stock Option Plans

Stock Option Program Description

Rambus officers and employees are eligible to participate in the 1997 Stock Plan. Employees who are not executive officers are also eligible to participate in the 1999 Stock Plan. The 1997 Stock Plan permits the Board of Directors of Rambus (Board) or the Compensation Committee of the Board to grant stock options, stock purchase rights and Common Stock Equivalents to employees, including executive officers, on such terms as the Board or the Compensation Committee may determine. The 1999 Stock Plan permits the Board or the Compensation Committee to grant stock options to employees on such terms as the Board or the Compensation Committee may determine. The Board or the Compensation Committee has authority to grant and administer stock options to all Rambus employees.

In determining the size of a stock option grant to a new officer or other key employee, the Board or the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically vest over 60 months and thus require the employee’s continued service to Rambus. Additional options may be granted to current employees to reward exceptional performance or to provide additional unvested equity incentives for retention. The method of vesting of additional options granted to current employees has and will vary over time based on the determination of the Board or the Compensation Committee.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution of options granted and exercised during the periods presented (in thousands, except percentages; unaudited):

	Three Months Ended March 31,
	2005	2004
Shares of common stock outstanding	99,324	102,167

Granted	579	346
Canceled	(208)	(31)

Net options granted	371	315

Grant dilution (1)	0.4%	0.3%
Exercised	280	3,013
Exercise dilution (2)	0.3%	2.9%

Note (1): The percentage for grant dilution is computed based on options granted less options canceled as a percentage of total outstanding shares of common stock.

Note (2): The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the named executive officers. The named executive officers are Rambus’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the year ended December 31, 2004 were in excess of $100,000.

	Three Months Ended March 31,
	2005	2004
Options granted to the named executive officers (1)	250,000	160,000
Options granted to the named executive officers as a % of total options granted	43.2%	46.2%
Options granted to the named executive officers as a % of net options granted	67.3%	50.9%
Options granted to the named executive officers as a % of outstanding shares	0.3%	0.2%
Cumulative options held by named executive officers as a % of total options outstanding (2)	34.3%	30.4%

Note (1) Includes options for 250,000 shares of Rambus’s common stock granted to Harold Hughes who assumed the position of Chief Executive Officer as of January 9, 2005
Note (2) Includes options held by Harold Hughes as of March 31, 2005 including those shares granted to him during his tenure as member of the Rambus Board of Directors

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2003	3,916,659	27,643,801	$14.80
Shares reserved	3,653,146	—	—
Options granted	(3,153,800)	3,153,800	$19.81
Options exercised	—	(4,618,914)	$8.97
Options canceled	1,214,603	(1,214,603)	$20.34

Outstanding as of December 31, 2004	5,630,608	24,964,084	$16.25
Shares reserved	2,211,276	—	—
Options granted	(579,000)	579,000	$19.99
Options exercised	—	(279,987)	$7.03
Options canceled	207,791	(207,791)	$17.39

Outstanding as of March 31, 2005	7,470,675	25,055,306	$16.43

The following table summarizes information about outstanding and exercisable options as of March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.75 - $ 3.75	1,488,107	3.83	$2.28	644,261	$1.98
$ 3.82 - $ 4.72	1,370,213	7.28	4.39	585,092	4.37
$ 4.86 - $ 4.86	3,868,012	6.40	4.86	2,365,762	4.86
$ 5.93 - $ 9.07	2,542,852	7.18	8.15	1,120,062	8.27
$ 9.09 - $13.91	2,024,039	4.44	12.41	1,662,720	12.56
$14.00 - $15.55	2,748,621	6.77	15.07	1,235,902	14.96
$15.66 - $15.67	2,860,701	4.56	15.67	2,860,701	15.67
$15.78 - $24.04	2,673,962	8.92	19.59	515,715	17.20
$24.15 - $26.19	2,637,800	8.69	25.28	120,100	26.02
$28.35 - $83.00	2,840,999	5.81	46.55	1,561,966	46.81

$ 0.75 - $83.00	25,055,306	6.49	$16.43	12,672,281	$15.30

As of March 31, 2005, a total of 32,525,981 shares of Common Stock (25,055,306 of which are outstanding and 7,470,675 of which are available for future grant) were reserved for issuance under all stock option plans. As of March 31, 2005 and December 31, 2004, options for the purchase of 12,672,281 and 11,968,699 shares, respectively, were exercisable without being subject to repurchase by Rambus.

The following table presents the option exercises for the quarter ended March 31, 2005 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2005		Intrinsic Values of Unexercised, In-the-Money Options at March 31, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers (2)	10,000	$133,745	4,925,546	3,665,119	$12,865,258	$12,329,315

Note (1): Market value of the underlying securities based on the closing price of Rambus’s Common Stock on March 31, 2005 (the last trading day of the quarter ended March 31, 2005) on the Nasdaq Stock Market of $15.07 per share minus the exercise price per share.

Note (2): Includes options for 250,000 shares of Rambus’s common stock granted to Harold Hughes in connection with his appointment as Chief Executive Officer of Rambus on January 9, 2005 and all options held by Mr. Hughes through such date, including options granted to him as a member of Rambus’s Board of Directors.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6. Stockholders’ Equity

Warrants

In October 1998, Rambus’s Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has phased out the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of March 31, 2005, warrants exercisable for a total of 1,520,000 shares had been issued and 1,160,000 remain outstanding. These warrants began to expire in February 2004 and will have expired by January 2006. The impact of these warrants has been excluded from the calculation of net income per share.

Contingent Common Stock Equivalents and Options

As of March 31, 2005, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 843,846 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’s previous CEO and President in 1999 and the options were granted to certain Rambus employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to Rambus’s statement of operations based on the fair value of the CSEs and options. Since Intel has phased out the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. The impact of these CSEs and options has been excluded from the calculation of net income per share.

Restricted Stock

As referenced to the information set forth in Note 2 titled “Significant Accounting Policies and Recent Accounting Pronouncements” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q, on January 10, 2005, Rambus granted 125,000 shares of restricted stock to its CEO. The shares will fully vest on or about July 19, 2005. As of March 31, 2005, no shares had vested and the restricted stock was subject to repurchase.

Stock Repurchase Program

In October 2001, Rambus’s Board of Directors approved a stock repurchase program of its Common Stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, Rambus’s Board has authorized the purchase of up to 14.1 million shares of its outstanding Common Stock over an undefined period of time. As of March 31, 2005, Rambus had repurchased 11.6 million shares of its Common Stock at an average price per share of $13.02, which includes 4.1 million shares repurchased in connection with Rambus’s $300 million zero coupon senior convertible subordinated note offering on February 1, 2005. As of March 31, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of its outstanding Common Stock. The purchase price for the shares of Rambus’s common stock repurchased was reflected as a reduction to stockholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus is required to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and dilutive potential shares, if dilutive, outstanding during the period. Net income per share is calculated as follows (in thousands, except per share data; unaudited):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$4,440	$8,305

Denominator:
Weighted average shares used to compute basic EPS	100,280	100,966
Dilutive potential shares (1)	5,585	10,162
Dilutive common stock warrants	48	70

Weighted average shares used to compute diluted EPS	105,913	111,198

Net income per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.07

Note 1: Includes unvested restricted stock in the quarter ended March 31, 2005

For the quarter ended March 31, 2005, there were approximately 7.0 million anti-dilutive shares, which were excluded from the calculation of diluted weighted average shares outstanding. In contrast, for the quarter ended March 31, 2004, there were approximately 3.0 million anti-dilutive shares, which were excluded from the calculation of diluted weighted average shares outstanding. These options’ exercise prices were greater than the average market price of the common shares for the period or the options, CSEs or warrants, were contingent upon the satisfaction of certain conditions, as described in Note 6 under “Warrants” and “Contingent Common Stock Equivalents and Options” that had not been met as of March 31, 2005 and 2004. Shares issuable under the provisions of convertible notes were anti-dilutive and have been excluded from the computation of diluted net income per share for the quarter ended March 31, 2005.

8. Litigation and Asserted Claims

Please refer to Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the full names of the companies discussed below.

Overview

As of March 31, 2005, Rambus is involved in certain legal proceedings. Based upon consultation with the outside counsel handling Rambus’s defense in these matters and an analysis of potential results, Rambus has not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, Rambus will assess the potential liability related to Rambus’s pending litigation. Rambus will record accruals for losses if and when it determines the negative outcome of such matters to be probable and reasonably estimable. Rambus’s estimates regarding such losses could differ from actual results. Revisions in Rambus’s estimates of the potential liability could materially impact its results of operations, financial position, and cash flows. Rambus recognizes litigation expenses in the period in which the litigation services were provided.

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia, or the Virginia court, against Infineon, and its North American subsidiary for patent infringement of two U.S. patents. Subsequent to that date, there were extensive proceedings in the case as reported in previous Rambus filings. On March 1, 2005, the Virginia judge made statements from the bench dismissing Rambus’s patent case against Infineon for unclean hands and spoliation. On March 1, 2005, the court stated that it was dismissing Rambus’s remaining patent claims against Infineon based on unclean hands and spoliation, and that it would thereafter issue written findings of fact and conclusions of law. On March 21, 2005, pursuant to a settlement agreement, Rambus and Infineon filed a stipulation of dismissal of prejudice of all claims and defenses in that lawsuit. The Virginia court did not enter any of the written findings and conclusions that it had referenced in its March 1, 2005 ruling. On March 21, 2005, prior to entry of the findings of fact and written decision that the Court indicated it would

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

enter, Rambus and Infineon settled all disputes between them, dismissing with prejudice all outstanding lawsuits between the companies worldwide and entering into broad releases. The settlement included a license of Infineon products under Rambus patents. The settlement also included a settlement and waiver of past liabilities that may have existed between Rambus and Siemens AG, the former parent of Infineon. As a result, the litigations in the Eastern District of Virginia and the District Court in Mannheim, Germany have been dismissed with prejudice. Additionally, Rambus has dismissed from the DDR2 patent litigation in Federal district Court in the Northern District of California filed in January 2005 and dismissed Infineon and its former parent, Siemens from the antitrust litigation in California state court in San Francisco filed in May 2004. Infineon has withdrawn from all related opposition proceedings against Rambus patents in the European Patent Office. Finally, both parties have notified the European Commission (EC) of their withdrawal from the complaints each filed against the other (leaving Hynix as complainant in the Hynix and Infineon proposed action by the EC against Rambus, and Hynix and Micron as potential respondents in the Rambus proposed action by the EC against Infineon/Siemens, Hynix and Micron).

Hynix Litigation

On August 29, 2000, Hyundai and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. Since filing suit, Hyundai has changed its name to Hynix. The suit asserts breach of contract in connection with Rambus’s participation in JEDEC and seeks a declaratory judgment that eleven Rambus patents are invalid and not infringed by Hynix.

On October 17, 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive damages, and attorneys’ fees. On February 5, 2001, Rambus filed its answer and counterclaims, whereby Rambus disputes Hynix’s claims and asserts infringement of eleven U.S. patents. Relying solely on the principle of collateral estoppel, the California court ruled on November 21, 2001, that the claim construction then, applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’s claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. On December 17, 2001, the California court stayed the Hynix case until the U.S. Court of Appeals for the Federal Circuit (CAFC) decided the Rambus v. Infineon appeal of, inter alia, that court’s claim constructions. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’s counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case.

At that same September 2002 conference, the court permitted Rambus to move to amend its complaint to add new claims for patent infringement. Rambus filed its motion on October 4, 2002, bringing the total number of patents at issue in the litigation to 15, and the motion was granted. A further case management conference occurred on November 22, 2002 at which point the California court considered proposed trial schedules and fully lifted the stay. Following the CAFC’s claim construction holding in the Infineon Virginia appeal on January 29, 2003, Rambus later filed and won a motion to vacate the California court’s previous collateral estoppel summary judgment order. Accordingly, Rambus’s patent infringement claims that were subject to this earlier ruling have been reinstated into the case. On September 3, 2004, Rambus moved to bifurcate the trial, with the patent and spoliation claims going forward first, and Hynix’s allegations of Rambus misconduct to be tried at a later date. The Court granted Rambus’s motion and set the pre-trial schedule on December 6, 2004, including a trial date for the patent and spoliation portions of the suit on March 21, 2005, which was later reset to April 11, 2005. The remainder of the suit, namely the portions related to Rambus’s conduct at JEDEC and new allegations that Rambus has disparaged the market introduction of a competing memory technology called DDR SDRAM, was set to be tried on June 13, 2005.

On January 12, 2004, both parties filed summary judgment motions related to the patents in suit. Rambus filed a motion for summary judgment of infringement on multiple claims in seven of the patents in suit. Hynix filed six motions for summary judgment on a variety of issues relating to alleged invalidity and/or non-infringement of Rambus’s asserted claims. Hearings on the parties’ proposed claim constructions and on both sides’ motions for

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

partial summary judgment took place on March 23 and 24, 2004. On November 15, 2004, the Court issued its Claim Construction Order. In January 2005, the court issued its summary judgment orders. The Court denied five of Hynix’s motions, but granted the sixth, resulting in a finding that nine of the 59 claims asserted by Rambus are not infringed (specifically, those claims containing the words “second external clock signal”). Rambus defeated Hynix’s motions as to the remaining 50 claims. In addition, in a “Clarified and Corrected Order” on Rambus’s motion for summary judgment, the Court held that Hynix infringed 29 of our patent claims (subject to Hynix’s defenses of invalidity and nonenforceability which remain to be decided). On January 21, 2005, pursuant to the court’s instruction, Rambus elected 10 out of the remaining 50 asserted claims on which to go forward in the patent trial. On January 25, 2005, Hynix filed a motion for relief from the order granting Rambus summary judgment of infringement as to certain claims. Rambus’s response to this motion was filed on February 11, 2005 and Hynix replied on February 18, 2005. On March 4, 2005, the court granted Hynix’s request, resulting in the vacature of its infringement holding as to 18 of the 29 claims previously held infringed. The Court also permitted Rambus to file additional summary judgment motions with respect to these 18 claims. Rambus’s motions for summary judgment of infringement with respect to these claims, as well as certain additional summary judgment motions of invalidity and/or infringement filed by Hynix with respect to the 10 claims that Rambus elected for the patent trial, have been fully briefed. A hearing on both parties’ pending summary judgment motions is currently set for May 6, 2005.

On October 1, 2004, Hynix filed a motion to dismiss Rambus’s patent claims as a default judgment based on the preliminary findings of spoliation that had been entered by the trial court in Virginia Infineon case. In the alternative, Hynix asked that the California district court apply the Virginia court’s spoliation decisions by way of collateral estoppel and permit Hynix access to the same documents. The Court delayed judgment on Hynix’s motion to dismiss, but ordered Rambus to submit to the court for in camera review the privileged documents Rambus was ordered to product to Infineon in the Virginia court. Based on its review of those documents, the Hynix Court stated on December 16, 2004, that it was tentatively going to order that Hynix had shown a prima facie case of spoliation, but that in contrast to the holding in the Infineon case in Virginia. Rambus was entitled to be heard on whether or not this evidence amounted to a crime or fraud sufficient to warrant a piercing of the attorney-client privilege. Rambus submitted its brief for in camera review on January 14, 2005. Hynix’s opposition brief was filed on January 25, 2005, and a hearing was held on January 28, 2005. On January 25, 2005, Hynix also filed a motion for leave to amend its pleadings to add a defense of unclean hands. Following a hearing, on January 31, 2005 the Court issued its order finding reasonable cause to pierce Rambus’s attorney-client privilege to the extent that documents and testimony had already been provided in the Infineon case on these topics. The Court also scheduled a further hearing on Hynix’s motion to dismiss for March 11, 2005. During the January 31, 2005 hearing, the Court also moved the patent trial to April 11, 2005. The remainder of the suit, namely the portions related to Rambus’s conduct at JEDEC and other alleged misconduct not directly tied to patent issues, was set to be tried on June 13, 2005. These dates were subsequently rescheduled to May 9, 2005 for the unclean hands trial, June 20, 2005 for the patent trial and October 17, 2005 for the conduct trial.

These dates are likely to shift again due to recent events. On March 17, 2005, in the course of preparations for the May 9th hearing in the Hynix case, Rambus discovered that it has recoverable data on computer backup tapes not previously reviewed as part of any prior document search or production efforts. An ensuing analysis of the tapes, which is on-going, has determined that at least some of these tapes contain recoverable e-mails and other documents likely to be both relevant to various discovery requests and non-duplicative of documents previously collected for litigation purposes. Some are emails from the mid-1990s. Rambus’ analysis of the content of these tapes and the circumstances surrounding them is at its early stages and it is premature to opine on what impact, if any, the tapes will have on anything other than trial schedules. Rambus has disclosed the existence of these tapes and its investigation to Hynix and the Court hearing the Hynix case. The Court accordingly vacated the May 9th and June 20th trial dates. On April 22nd, the Court heard argument on a Hynix motion seeking dismissal of Rambus’s patent claims based on a unclean hands theory relying on and the doctrine of collateral estoppel and various rulings and statements from the Infineon proceedings in Virginia. On April 25th, the Court issued its order denying this motion.

On September 4, 2000, Rambus filed suit against Hynix in courts in Mannheim, Germany, in Paris, France (the Tribunal de Grande Instance de Paris) and in London, Great Britain (the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice) for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. Hynix, along with Infineon and Micron, then challenged the validity contested patent (the ‘068 patent) in the European Patent Office (EPO). On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. After the completion of briefing by the parties in response to the Mannheim

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

court’s expert report, the validity of the same Rambus European patent was confirmed by an opposition board of the EPO, in a hearing conducted on September 10 and 11, 2002. All parties appealed aspects of the September 2002 ruling. On February 12, 2004, the EPO Technical Appeals Board issued a ruling revoking the ‘068 patent, which was explained in written findings on May 13, 2004. This ruling did not address or serve to revoke any of Rambus’s other issued or pending patents. Further proceedings in Mannheim on the Hynix matter are currently stayed pending a final decision with respect to a related “utility model” patent (discussed below), which is also being appealed.

On January 13, 2005, the European Patent Office revoked a second Rambus patent (EP 1 004 956), holding that the claimed method of operating the device “extends beyond the content of the earlier application as filed.” The written decision issued on February 9, 2005. Rambus is appealing this decision to an appellate panel of the EPO. This result leaves Rambus with one remaining issued patent in Europe that it believes reads on the same memory products. Rambus also has several pending applications in Europe that, if issued, would, it believes, read on the same memory products.

Micron Litigation

On August 28, 2000, Micron filed suit against Rambus in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’s participation in JEDEC. Micron’s suit seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware court also postponed trial on all of the issues in the Micron case until after the CAFC reviewed the judgments of the Virginia court in the Infineon matter.

On September 29, 2004, Rambus filed a motion to lift the stay imposed on February 27, 2002 as a condition for delaying trial on the case until after the appeal from the Infineon trial in Virginia. This stay currently prevents Rambus from filing new patent litigation against Micron throughout the world on certain Rambus patents and Micron products. It also required that the parties stay certain other litigations in Germany, Italy, France and the United Kingdom.

On April 21, 2005, the Delaware Court heard a motion by Micron seeking to stay the case until an early hearing could be held on Rambus’s alleged spoliation and unclean hands. That motion was denied on April 21st and the Court indicated that discovery would proceed, but that it would suspend the existing pretrial and trial schedule and instead hold a further status conference in approximately 90 days. At that same April 21st hearing, the Delaware Court declined to rule on a Rambus motion seeking to remove the stay imposed on February 27, 2002, indicating that this issue would also be addressed at the next status conference. Also at this hearing, Rambus informed the Court that it was seeking to add additional patents into this Micron action and that should the stay be lifted, Rambus intended to seek leave to amend to add Micron into an action filed by Rambus in the Northern District of California on January 25, 2005 (described below).

On September 11, 2000, Rambus filed suit against Micron in Mannheim, Germany, Paris, France, London, Great Britain, and Monza, Italy, for infringement of its ’068 patent (described above). The ‘068 patent was subject to the EPO Technical Appeals Board revocation ruling and written opinion, which the EPO issued on May 13, 2004 and is described above in the Hynix patent case. On June 18, 2004, Rambus withdrew the revoked patent from its infringement case against Micron, with Micron’s consent. Further proceedings against Micron in Mannheim, including claims from other Rambus patents directed to Micron’s DDR products, are currently stayed pending a final decision with respect to the utility model patent the revocation of which by the EPO is being appealed by Rambus Meanwhile, the French suit remains stayed and the British suit has been, in effect, dismissed based on the same EPO Technical Appeals Boards opinion. On April 8, 2004, Micron requested that Rambus pay Micron’s costs for the British suit. While the amount remains in dispute, an interim payment of £135,000, or approximately $256,000, was awarded to Micron on July 30, 2004 for attorneys’ and court fees. A final award will be determined by the court unless the parties resolve this matter by

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

mutual agreement. That award will include interest running on the costs for some portion of period of time since those costs were incurred. Micron has submitted a final bill of costs in the amount of US $895,562.06 (which includes the interim payment of approximately $256,000), on April 6, 2005. Rambus continues to oppose payment of this amount and it is unlikely that the issue will be resolved outside of court.

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

On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and Rambus filed its answer to the complaint on July 29, 2002. There was substantial motion practice, including a motion filed by FTC complaint counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge, or ALJ, denied complaint counsel’s motion, although he did enter certain rebuttable presumptions against Rambus as sanctions for what the ALJ called Rambus’s “gross negligence” in implementing Rambus’s document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice, or DOJ, successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by Rambus pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. Rambus was informed that it is not a target of the DOJ investigation. The ALJ denied Rambus’s motion for summary judgment and entered other rulings on pre-hearing motions in the action. On February 17, 2004, the FTC ALJ issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds. Complaint counsel filed their opening appellate brief on April 16, 2004. Rambus opposed this brief and filed its own cross-appeal on June 2, 2004. Briefing to the five FTC Commissioners on this appeal was concluded on July 16, 2004. A technical presentation by the parties was presented to the commissioners on September 21, 2004 and an oral argument was presented on December 9, 2004. All substantive briefing and argument has been completed on this appeal. Shortly before the final argument and in response to Complaint Counsel’s July 2, 2004 motion seeking to reopen the record to admit documents regarding spoliation, the Commission requested that the parties file Responses designating portions of the record that pertain to the alleged spoliation. The parties submitted Responses in December 2004 and the issue remains undecided. Rambus believes that a number of allegations made by Complaint Counsel in its Response— including letters in December and on March 30, 2005, by Complaint Counsel to the FTC Commissioners regarding the dismissal of Rambus’s patent case against Infineon in Virginia and re-emphasizing Complaint Counsel’s request to reopen the record— were improper and inaccurate. Rambus submitted a reply to Complaint Counsel’s December letter on February 4, 2005.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On June 18, 2004, Rambus requested that the EU investigate the collusive activities of Infineon/Siemens, Hynix, and Micron, as described in Rambus’s complaint filed in San Francisco Superior Court on May 5, 2004. On March 10, 2005, Rambus received a letter from the EU requesting certain additional information related to Rambus’s June 18, 2004 complaint. Rambus is in the process of replying to this request. Also, as noted above, on March 29, 2005, as part of its settlement with Infineon, Rambus withdrew this complaint to the extent that it was directed to Infineon/Siemens.

Collusion Case

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§16720), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§16720), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§17200). Damages are estimated to exceed $1 billion dollars. This lawsuit is based on evidence—some endorsed in the fact findings that are part of the FTC ALJ’s February 17, 2004 initial decision—indicating that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’s RDRAM product. Defendants have not yet answered the complaint or responded to Rambus’s discovery requests. Defendants moved the court for a change of venue to Santa Clara county on October 5, 2004. The judge denied defendants’ motion on January 3, 2005. The parties are currently disputing the proper terms for a protective order in the case, after which Rambus expects its attorneys to get access to discovery from the defendants, including the documents defendants submitted to the DOJ as part of its investigation of certain DRAM manufacturers for price fixing. As a result of that investigation, Infineon pled guilty to criminal price fixing on October 20, 2004, and agreed to pay a fine of $160 million. This was followed on December 16, 2004, by guilty pleas, jail time and fines in the amount of $250,000 each from four of Infineon’s executives. Since then, Micron has indicated that it is cooperating with the DOJ, and that although it does not expect fines or jail sentences, there is evidence that it did fix prices with fellow DRAM manufacturers. In addition, Hynix has recently indicated that it will also enter a guilty plea in the DOJ investigation and agree to pay a fine of $185 million.

On January 3, 2005, the Court ruled in Rambus’s favor that venue was proper in San Francisco. Defendants thereafter filed a petition with a California state appellate court seeking a writ directing the trial court to grant defendant’s motion for change of venue. On February 11, 2005, the appellate court declined to overturn that decision. Defendants did not appeal this decision to the California Supreme Court. Defendants filed a demurrer in this action, and together with outstanding disputes regarding the protective order, that demurrer was heard and overruled by the trial court on April 22, 2005. During the same April 22, 2005 hearing, the trial court also resolved certain issues relating to the proposed protective order, and ordered that defendants within 30 days after the entry of that order produce to Rambus all documents previously produced to the DOJ as part of its pending price fixing investigation. As noted above, on March 21, 2005, as part of its settlement with Infineon, Rambus dismissed with prejudice Infineon and Siemens from this action.

New Patent Infringement Litigation

On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court in the Northern District of California against Hynix, Infineon, Nanya Technology Corporation and Inotera Memories, Inc. regarding DDR2 and GDDR2, and GDDR3 products. As noted above, Rambus has dismissed with prejudice Infineon from this litigation. Rambus has recently begun to serve this Complaint on defendants. Also as noted above, Rambus has expressed its desire to seek leave to amend this complaint to add Micron into this action should the Delaware Court (Micron v. Rambus) lift the stay.

Potential Future Litigation

In addition to the above, the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that litigation related to these various additional products, if brought, will be successful.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9. Convertible Debt

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

The notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of common stock) in the event the notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of notes.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

•	certain event of bankruptcy, insolvency or reorganization relating to Rambus.

Rambus may not redeem the notes prior to their maturity date.

As a result of this issuance, Rambus recorded $7.2 million of related debt issuance costs in long-term other assets which are being amortized over the term of the notes. Rambus recorded an amortization expense of $242,000 for the quarter ended March 31, 2005.

10. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment.

The top three customers accounted for 25%, 17% and 10%, respectively, of revenues in the quarter ended March 31, 2005. Three customers accounted for 31%, 17% and 12%, respectively, of revenues in the quarter ended March 31, 2004.

Rambus sells its interfaces and licenses to customers in the Far East, North America, and Europe. The net income for all periods presented are derived primarily from Rambus’ North American operations, which generates revenues from the following geographic regions (in thousands):

	Three Months Ended March 31,
	2005	2004
Japan	$24,487	$18,031
United States	11,204	11,098
Taiwan	60	—
Korea	3,807	3,353
Europe	53	59

	$39,611	$32,541

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered.

Long-lived assets are primarily located in the United States.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Sources, amounts and concentration of revenue;

•	Product development;

•	Improvements in technology;

•	Engineering, marketing and general and administration expenses;

•	Research and development expenses;

•	Success in the market of our or our licensees’ products;

•	Success in renewing license agreements;

•	Sources of competition;

•	Outcome and effect of current and potential future litigation;

•	Protection of intellectual property;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Status of our leveraged positions;

•	Cash and cash equivalents position;

•	Lease commitments;

•	Adoption of accounting pronouncements;

•	Terms of our licenses;

•	Trading price of our common stock;

•	Operating results;

•	Realization of deferred tax assets;

•	Accounting estimates and procedures;

•	Valuation allowance for deferred tax assets; and

•	Amortization of intangible assets.

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

Rambus, RDRAM, XDR, RaSer, RaSerX and FlexIO are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this quarterly report on Form 10-Q are the property of their respective owners.

Industry wide terminology, used widely throughout this quarterly report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Graphics Double Data Rate	GDDR
Rambus Dynamic Random Access Memory	RDRAM
Synchronous Dynamic Random Access Memory	SDRAM

From time to time we will refer to the abbreviated names of certain companies and, as such, have provided a chart to indicate the full names of those companies for your convenience.

ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Elpida Memory, Inc.	Elpida
GDA Technologies, Inc.	GDA Technologies
Hynix Semiconductor	Hynix
Hyundai Electronics Industries Co., Ltd.	Hyundai
Infineon Technologies AG	Infineon
Intel Corporation	Intel
Micron Technolgies, Inc.	Micron
NEC Electronics Corporation	NECEL
Samsung Electronics Co., Ltd.	Samsung
Siemens Nixdorf Informations System AG/FI	Siemens
Sony Corporation	Sony
Synopsys Inc.	Synopsys
Tessera Technologies, Inc.	Tessera
Toshiba Corporation	Toshiba

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

Our chip interface technologies are covered by 395 U.S. and international patents. In addition, we have 408 patent applications currently pending. These patent and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our interface technologies provide a lower risk, more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

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

We have a high degree of customer concentration, with our top five customers representing 70% and 78% of our revenues for the quarter ended March 31, 2005, and 2004, respectively. For the quarter ended March 31, 2005, revenue from Intel and Elpida each accounted for greater than 10% of our total revenues. For the quarter ended March 31, 2004 revenues from Intel, Toshiba, Elpida and Samsung, each accounted for greater than 10% of total revenues. Our revenue from companies based outside of the United States accounted for 72% and 66% of our revenues for the quarter ended March 31, 2005 and 2004, respectively. We expect that we may continue to experience significant revenue concentration for the foreseeable future and have significant revenues from sources outside the United States for the foreseeable future.

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

Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations (unaudited):

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Contract revenues	16.7%	15.6%
Royalties	83.3%	84.4%

Total revenues	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	14.1%	16.1%
Research and development	21.7%	22.8%
Marketing, general and administrative	51.7%	34.4%

Total costs and expenses	87.5%	73.3%

Operating income	12.5%	26.7%
Interest and other income, net	5.4%	12.6%

Income before income taxes	17.9%	39.3%
Provision for income taxes	6.6%	13.8%

Net income	11.3%	25.5%

	Three Months Ended March 31,
	2005	2004	Change
	(unaudited)	(unaudited)
Total Revenues (in millions)
Contract revenue	$6.6	$5.1	29.4%
Royalties	$33.0	$27.4	20.4%

Total revenues	$39.6	$32.5	21.8%

For the quarter ended March 31, 2005, as compared to the same period in 2004, the increase in contract revenue was due primarily to the increase in recognition of revenue associated with our XDR and FlexIO contracts (approximately $1.3 million), and RaSer interface contracts (approximately $0.2 million). In general, we recognize revenue on XDR and FlexIO contracts using the percentage-of-completion method of accounting. We began recognizing revenue on one of our RaSer contracts during the quarter ended September 30, 2004 using the percentage-of-completion method of accounting. We determine progress-to-completion using input measures based on labor hours incurred. The increase in recognition of revenue during the March 31, 2005 quarter was primarily a result of additional progress-to-completion and an increase in the contract amount associated with the XDR and FlexIO contracts. We currently expect to recognize revenue on our existing XDR and FlexIO percentage-of-completion contracts through 2005. We believe that contract revenues will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed under the contracts accounted for using the percentage-of-completion method of accounting and the value of new contracts booked over time.

In the quarters ended March 31, 2005 and 2004, our largest category of royalties was related to the license of our patents for SDRAM and DDR-compatible products. Royalties increased by approximately $6.1 million for SDRAM and DDR-compatible products in the quarter ended March 31, 2005 as compared to the same period in 2004, primarily due to increased shipment volumes of SDRAM and DDR controllers and higher fixed quarterly payments associated with DRAM.

For the quarters ended March 31, 2005, SDRAM and DDR-compatible royalties were recognized based on a percentage of the licensee’s revenue with the exception of two contracts that allowed for fixed quarterly payments until there was a favorable resolution to pending litigation. On March 21, 2005, we granted to Infineon a worldwide license to our existing and future patents and patent applications for use in Infineon memory products. In exchange, Infineon will pay, and we expect to recognize, a quarterly license fee of $5.85 million starting by November 15, 2005. Beginning November 15, 2007, and only if we enter into additional specified licensing agreements with certain other DRAM manufacturers, Infineon will make additional quarterly payments which may accumulate up to a maximum of an additional $100 million. As a result of the Infineon agreement, one of the two contracts that allowed for fixed quarterly royalty payments, the agreement with Samsung, reverted to its original payment terms. We anticipate that the effect of this change will be limited to our results for the third quarter as the underlying agreement expires by its terms on June 30, 2005.

All but one of our contracts related to the license of our patents for SDRAM and DDR-compatible products have expired or will expire in 2005. Four contracts expired on March 31, 2005, two contracts will expire on June 30, 2005 and one contract will expire on September 30, 2005. Pursuant to the terms of each expiring contract, we expect to receive payment and recognize revenue in the quarter after the contract expires. As previously announced, we renewed our patent license agreement with NECEL which was one of the agreements that expired on March 31, 2005. We are in negotiations with other licensees to renew expired and expiring contracts. There can be no assurance that we will be able to renew these agreements in a timely manner, or at all, or that such agreements if renewed, will have term beneficial to us. We expect SDRAM and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.

The Intel patent cross-license agreement represented the second largest category of royalties in the quarter March 31, 2005 and 2004. Royalties under this agreement were unchanged in the quarter March 31, 2005 as compared to the same period in 2004. We expect to continue recognizing revenue from this agreement through June 30, 2006, at which time, Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which we own applications as of that date.

Royalties from RDRAM memory chips and controllers decreased during the quarter ended March 31, 2005 as compared to the same period in 2004 by approximately $0.7 million as a result of lower shipment volumes of both controllers and memory chips. In the future, we expect RDRAM royalties will continue to vary from period to period based on our licensees’ reported shipment volumes, sales prices, and product mix.

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

	Three Months Ended March 31,		Change
	2005	2004
	(unaudited)	(unaudited)
Engineering costs (in millions)
Cost of contract revenues	$5.6	$5.2	7.7%
Research and development	$8.6	$7.4	16.2%

Total Engineering costs	$14.2	$12.6	12.7%

For the quarter ended March 31, 2005 as compared to the same period in 2004, the increase in total engineering costs was a result of an increase in depreciation (approximately $0.9 million) and an increase in amortization of intangible assets costs (approximately $0.6 million). The increase in depreciation was primarily due to the addition of software tools. The increase in amortization of intangible assets costs was primarily due to our purchase of serial link intellectual property from Cadence during the quarter ended September 30, 2004.

For the quarter ended March 31, 2005, as compared to the same period in 2004, the increase in cost of contract revenues was primarily a result of an increase in total engineering costs and an increase in the amount of customer specific work associated with RaSer products (approximately $0.5 million). We believe that in the future, cost of contract revenues will continue to vary both in absolute dollars and as a percentage of revenue based on the nature of engineering deployed as part of our ongoing contractual requirements in any given period.

For the quarter ended March 31, 2005 as compared to the same period in 2004, the increase in research and development was primarily a result of the increase in total engineering costs partially offset by the increase in customer specific work associated with RaSer products. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. A change in engineering headcount deployment in any given period will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue.

On April 15, 2005, we acquired from GDA Technologies certain digital core intellectual property (IP) assets. Specifically, we acquired digital core IP assets compatible with PCI Express, Ethernet, SPI-4, USB and SATA protocols, as well as additional products that are currently in development. We extended offers to 31 employees in India and 7 employees in the United States. Based on this transaction, we expect our engineering costs to increase in the future.

	Three Months Ended March 31,		Change
	2005	2004
	(unaudited)	(unaudited)
Marketing, general and administrative costs (in millions)
Marketing, general and administrative costs	$9.4	$7.0	34.3%
Litigation Expense	$11.1	$4.2	164.3%

Total Marketing, general and administrative costs	$20.5	$11.2	83.0%

The increase in total marketing, general and administrative costs including litigation expense for the quarter ended March 31, 2005 as compared to the same period in 2004 was primarily due to increased expenses associated with the defense of our intellectual property (approximately $6.9 million), stock-based compensation costs associated with the restricted stock grant to our CEO (approximately $1.1 million) and investments in sales and marketing (approximately $0.4 million) which included public relations, market research and marketing events. We expect to recognize additional stock-based compensation costs of approximately $1.6 million, most of which will be recognized in the quarter ended June 30, 2005.

In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the volatility of litigation activities. We expect such costs will increase in 2005 relative to 2004 as we continue to engage in simultaneous private litigation in multiple jurisdictions.

	Three Months Ended March 31,		Change
	2005	2004
	(unaudited)	(unaudited)
Interest and other income, net (in millions)
Interest and other income, net	$2.1	$4.1	(48.8%)

Interest and other income, net consists primarily of gains on the sale of equity investments and interest income from our investments. In the quarter ended March 31, 2005 as compared to the same period in 2004, the decrease in interest and other income, net was primarily due to a gain on the sale of our investment in Tessera in 2004 (approximately $3.2 million in the quarter) offset in part by an increase in interest income (approximately $1.2 million) primarily due to higher cash and marketable securities as a result of the convertible debt offering.

	Three Months Ended March 31,		Change
	2005	2004
	(unaudited)	(unaudited)
Provision for income taxes (in millions)
Provision for income taxes	$2.6	$4.5	(42.2%)

In the quarter ended March 31, 2005, our effective tax rate was 37% as compared with a rate of 35% for the comparable period in 2004. The effective tax rate increased primarily due to an increase in state taxes and a decrease in research and development tax credits.

At March 31, 2005, our balance sheet included net deferred tax assets of approximately $87.9 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating loss carryovers and tax credits. In the quarter ended March 31, 2005, we decreased our net deferred tax assets by $1.0 million, mainly due to the provision for income taxes for the current quarter, partially offset by an increase in our deferred tax assets resulting from the tax benefits from the exercise of employee stock options.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependent on sufficient levels of future taxable income and other factors.

Stock Repurchase Program

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, our Board has authorized the purchase of up to 14.1 million shares of our outstanding Common Stock over an undefined period of time. As of March 31, 2005, we had repurchased 11.6 million shares of our Common Stock at an average price per share of $13.02, which includes 4.1 million shares repurchased in connection with our $300 million zero coupon senior convertible subordinated note offering on February 1, 2005. As of March 31, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of its outstanding Common Stock. The purchase price for the shares of our common stock repurchased was reflected as a reduction to stockholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

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

Recent Accounting Pronouncements

See Note 2 titled “Significant Accounting Policies and Recent Accounting Pronouncements” of the Notes to Unaudited Consolidated Condensed Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Revenue Recognition

Our revenues consist of royalty revenues and contract revenues generated from the following six types of agreements with semiconductor and systems companies: (1) SDRAM and DDR-compatible patent licenses, which are licenses that cover the use of our patents in various memory chips, including SDRAM and DDR, and controllers which control such memory (2) a patent cross-license with Intel (3) XDR and FlexIO licenses, which are licenses for chips fully compatible with our XDR and FlexIO interfaces, (4) DDR2 interface cell licenses, which are licenses for chips implemented with our DDR memory interface, (5) RaSer licenses, which are licenses for our RaSer interface that licensees integrate into their logic semiconductors, and (6) RDRAM licenses, which are licenses for chips fully compatible with our RDRAM memory interface. We do not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

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

SDRAM-compatible and DDR-compatible Patent Licenses. SDRAM-compatible and DDR-compatible patent licenses generally provide for the payment of fees, which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. All but one of our contracts related to the license of our patents for SDRAM and DDR-compatible products have expired or will expire in 2005. Four contracts expired on March 31, 2005, two contracts will expire June 30, 2005 and one contract will expire September 30, 2005. Pursuant to the terms of each expiring contract, we expect to receive payment and recognize revenue in the quarter after the contract expires. As previously announced, we renewed our patent license agreement with NECEL which was one of the agreements that expired on March 31, 2005. We are in negotiations with other licensees to renew expired and expiring contracts.

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

XDR and FlexIO Licenses. XDR and FlexIO interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. Generally, we recognize license and engineering fees on XDR and FlexIO licenses using the percentage-of-completion method of accounting in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We determine progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise our estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period. Part of these XDR and FlexIO license contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and generally include significant up-front fees. We currently expect to recognize revenue on our existing XDR and FlexIO percentage-of-completion contracts through 2005.

DDR2 Interface Cell Licenses. DDR2 interface cell licenses currently provide for the payment of license fees and engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. Post-contract customer support periods are evaluated on a case by case basis. DDR2 interface cell licenses generally allow a semiconductor manufacturer to use our DDR2 memory interface and to receive engineering implementation services and customer support.

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

Litigation

As of March 31, 2005, we are involved in certain legal proceedings, as discussed in Note 8 titled “Litigation and Asserted Claims” of our Notes to Unaudited Consolidated Condensed Financial Statements. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position, and cash flows. We recognize litigation expenses in the period in which the litigation services were provided.

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

Income Taxes

As part of preparing our Unaudited Consolidated Condensed Financial Statements, we are required to calculate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.

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

At March 31, 2005, our balance sheet included net deferred tax assets of approximately $87.9 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating loss carryovers and tax credits. We have established a partial valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of certain assets. The valuation allowance as of March 31, 2005 of approximately $1.0 million relates primarily to the tax benefit of the employee stock related compensation expense.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows (in millions)
Net cash provided by operating activities	$7.4	$18.6
Net cash used in investing activities	$(67.3)	$(25.8)
Net cash provided by financing activities	$219.7	$28.3

Operating Activities

Cash generated by operating activities in the quarter ended March 31, 2005 was primarily the result of net income of $4.4 million adjusted for certain non-cash items including depreciation of $2.0 million, amortization of intangible assets and debt costs of $1.2 million, amortization of stock-based compensation of $1.1 million and an increase in the tax benefit of stock options exercised of $0.8 million. In addition, accounts and taxes payable, accrued salaries and benefits and other accrued liabilities increased by $4.2 million primarily due to an increase in accrued legal expenses. This cash generated by operating activities was partially offset by a net decrease in deferred revenue of $5.1 million and an increase in accounts receivable of $2.2 million. The net decrease in deferred revenue represents revenues recognized in excess of contract billings, primarily related to the revenue associated with our XDR and FlexIO contracts which we expect to continue recognizing through 2005. The increase in accounts receivable was primarily due to an increase in royalties receivable.

Cash generated by operating activities in the quarter ended March 31, 2004 was primarily the result of net income adjusted for depreciation, a decrease in accounts receivable of $9.5 million primarily related to payments for XDR and Redwood interface contracts and an increase of the tax benefit of stock options exercised of $20.2 million. This cash generated from operations was partially offset by an increase in prepaid, deferred taxes and other assets of $16.9 million and by a net decrease in deferred revenue of $1.6 million. The decrease in deferred revenue represents revenues recognized in excess of contract billings.

Investing Activities

Cash used in investing activities in the quarter ended March 31, 2005 primarily consisted of net purchases of marketable securities of $64.8 million resulting from the investment of a portion of the net proceeds from the issuance of convertible debt. In addition, $2.5 million was used for the purchase of property and equipment, primarily computer and software purchases in the United States and computer equipment, software, leasehold improvements and office equipment and furniture for our new facility in India.

Cash used in investing activities in the quarter ended March 31, 2004 primarily consisted of purchases and maturities of marketable securities of $29.5 million and proceeds from the sales of investments. Investing activities also included $4.9 million in cash proceeds received on the sale of 85% of our investment in Tessera. The remaining 15% of our investment in Tessera was sold in April 2004.

Financing Activities

Net cash provided by financing activities was $219.7 million in the quarter ended March 31, 2005. We received net proceeds of $292.8 million from the issuance of convertible debt and $2.0 million of net proceeds from the issuance of Common Stock associated with exercises of employee stock options. This cash provided from the issuance of convertible debt and Common Stock was partially offset by $75.0 million we used to repurchase Common Stock.

For the quarter ended March 31, 2004, we generated net proceeds of $28.3 million from the issuance of Common Stock associated with the exercises of employee stock options.

We currently anticipate that existing cash and cash equivalents will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We have also signed a lease for a facility in Chapel Hill through November 15, 2009, where our North Carolina employees relocated in June 2004 and for a lease for a design center in Bangalore, India through November 30, 2009.

On February 1, 2005, we issued $300 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank). We elected to pay the principal amount of the notes in cash when they are due and the initial conversion price of the notes is $26.84 per share. See Note 9 titled “Convertible Debt” to our Notes to Unaudited Consolidated Condensed Financial Statements for the terms of these notes.

As of March 31, 2005, our material net contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Debt	$300,000	$—	$—	$300,000	$—
Operating Leases	$31,543	$6,216	$10,671	$10,589	$4,067

Total	$331,543	$6,216	$10,671	$310,589	$4,067

Risk Factors

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM compatible and DDR compatible products in 2000-01, we became involved in litigation related to such efforts. As of March 31, 2005, we were in litigation with four such potential SDRAM compatible and DDR compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) that our patents are unenforceable based on various allegations concerning our alleged conduct in the 1990s and early 2000s, including that we engaged in litigation misconduct and/or acted improperly during our 1991-96 participation in the JEDEC standard setting organization.

For example, Hynix has now broadened its counterclaims to attempt to include our 1990s relationship with Intel and our alleged disparagement of DDR and SDRAM products in the 1990s. By way of further example, Micron and Hynix have alleged that we have unclean hands based on alleged litigation misconduct and document spoliation, allegations that overlap with those successfully used by Infineon to obtain the recent dismissal of Rambus patent claims in the Rambus case against Infineon in Virginia. There can be no assurance that such claims will not again be successfully used to defeat or limit Rambus patent or other claims. In addition, we have recently discovered potentially relevant and recoverable data on numerous computer back-up tapes. While our analysis of the contents and circumstances of these tapes is ongoing, there can be no assurance that the fact of such a discovery or the contents of the tapes will not harm our on going litigation.

There can be no assurance that parties will not succeed with such claims against us or that they will not in some other way establish broad defenses against our patents or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration. Among other things, there can be no assurance that we will succeed in negotiating future settlements or licenses on terms better than those recently extended in our most recent settlement. There can be no assurances that the circumstances under which we negotiated our most recent settlement will turn out to be significantly different from the circumstances of future cases and future settlements, although we currently believe that to be the case.

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

We may not succeed in satisfying the requirements under the Infineon settlement and license agreement that would require Infineon to pay us up to an additional $100 million in royalty payments.

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens) which, among other things, requires Infineon to pay to us aggregate royalties of $50 million in quarterly installments of $5.85 million starting by November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Infineon will be required to make additional royalty payments to us which may aggregate up to $100 million. We may not succeed in entering into these additional license agreements necessary to trigger Infineon’s obligations under the agreement to pay to us additional royalty payments, thereby reducing the value of the settlement and license agreement to us.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.

For the quarter ended March 31, 2005 and 2004, revenues from our top five licensees accounted for approximately 70% and 78% of our revenues, respectively. For the quarter ended March 31, 2005, revenues from Intel and Elpida each accounted for greater than 10% of our total revenues. In contrast, for the quarter ended March 31, 2004, revenues from Intel, Toshiba, Elpida and Samsung each accounted for greater than 10% of total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

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

Four contracts expired on March 31, 2005, two contracts will expire June 30, 2005 and one contract will expire September 30, 2005. Pursuant to the terms of each expiring contract, we expect to receive payment and recognize revenue in the quarter after the contract expires. As previously announced, we renewed our patent license agreement with NECEL which was one of the agreements that expired on March 31, 2005. We are in negotiations with other licensees to renew expired and expiring contracts.

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

We may continue to make investments in complementary companies, products or technologies or enter into mergers, strategic transactions or other arrangements, such as our acquisition of certain intellectual property assets from GDA Technologies. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results. In addition:

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

A substantial portion of our revenues are derived from sources outside of the United States and these revenues are subject to risks related to international operations which are often beyond our control.

For the quarter ended March 31, 2005 and 2004, revenues from our international operations constituted approximately 72% and 66% of our total revenues, respectively. We currently have international operations in India (design), Japan (sales), Taiwan (sales) and Germany (sales). As a result of our continued focus on our international operations, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

Our international operations and revenues are subject to a variety of risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, it being limited in amount;

•	changes to tax codes and treatment of revenues from international sources, including being subject to foreign tax laws and potentially liable for paying taxes in that foreign jurisdiction;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;

•	that our Bangalore facility is our first attempt to manage a design center that is outside of the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems; and

•	natural disasters, acts of terrorism, widespread illness and war.

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

We and our licensees are subject to many of the risks described above with respect to companies which are located in different countries, particularly home video game console and PC manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with our international operations could not result in a material adverse effect on our business, financial condition or results of operations.

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

In the quarter ended March 31, 2005, royalties accounted for over 83% of our total revenues, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is probable. Royalties are also dependent upon fluctuating sales volumes and prices of licensed chips that include our technology, all of which are beyond our ability to control or assess in advance. In addition, royalty revenues are affected by the seasonal shipment patterns of systems incorporating our interface products, or by a system company change in its source of licensed chips, and the new source’s different royalty rates.

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

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. In addition, most DRAM manufacturers, including our RDRAM and XDR licensees, produce versions of DRAM such as SDRAM, DDRx and GDDRx (where the “x” is a number that represents a version) that compete with RDRAM and XDR chips. These companies are larger and may have better access to financial, certain technical and other resources than we do.

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

Although we have complied with the certification and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004, we may not be able to continue to meet such requirements annually and our failure to satisfy these requirements could adversely affect our financial results and the price of our common stock.

While we have evaluated our internal controls system as of December 31, 2004 and complied with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our Annual Report on Form 10-K for the year ended December 31, 2004, we may not continue to meet such certification and attestation requirements annually. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, or if our independent registered public accounting firm does not timely attest to the evaluation, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market, which could adversely affect our financial results and the market price of our common stock.

FASB’s adoption of Statement 123(R) will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004, FASB issued Statement 123(R), “Share Based Payment.” On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). Under this new rule, companies are allowed to implement SFAS No. 123(R) which will require us, starting in the first quarter of fiscal year 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The fair market value of the zero coupon senior convertible notes is subject to interest rate risk and market risk due to the convertible feature of these notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of these notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of these notes but do not impact our financial position, cash flow, or results of operations.

The table below summarizes the book value, fair value, unrealized losses and related weighted average interest rates for our marketable securities portfolio as of March 31, 2005 and December 31, 2004 (in thousands, except percentages).

	March 31, 2005
	Fair Value	Book Value	Unrealized Loss	Weighted Rate of Return
Marketable securities:
United States government debt securities	$188,184	$189,901	$(1,717)	2.73%
Corporate notes and bonds	62,639	63,705	(1,066)	2.38%
Municipal notes and bonds	1,339	1,345	(6)	2.28%

Total marketable securities	$252,162	$254,951	$(2,789)

	December 31, 2004
	Fair Value	Book Value	Unrealized Loss	Weighted Rate of Return
Marketable securities:
United States government debt securities	$109,506	$110,472	$(966)	2.09%
Corporate notes and bonds	69,579	70,297	(718)	2.33%
Municipal notes and bonds	8,965	8,970	(5)	2.03%

Total marketable securities	$188,050	$189,739	$(1,689)

Item 4.	Controls and Procedures

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 8 titled “Litigation and Asserted Claims” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, our Board has authorized the purchase of up to 14.1 million shares of our outstanding Common Stock over an undefined period of time. As of March 31, 2005, we had repurchased 11.6 million shares of our Common Stock at an average price per share of $13.02, which includes 4.1 million shares repurchased in connection with our $300 million zero coupon senior convertible subordinated note offering on February 1, 2005.

As of March 31, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of its outstanding Common Stock as represented by the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/05 - 1/31/05	4,051,863	$18.51	4,051,863	2,497,450
2/1/05 - 2/28/05	—	$—	—	2,497,450
3/1/05 - 3/31/05	—	$—	—	2,497,450
Total	4,051,863	$18.51	4,051,863	2,497,450

Convertible Debt

On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible subordinated notes to qualified institutional buyers pursuant to Rule 144A and Regulation S. The interest rate on the notes is zero. The cost of this transaction, including underwriting discounts and commissions, offering expenses, was approximately $7.2 million. We elected to pay the principal amount of the notes in cash. The notes are convertible at any time prior to the close of business on the maturity date into, in respect of each $1,000 principal of notes:

•	cash in an amount equal to the lesser of:

(1) the principal amount of each note to be converted and

(2) the “conversion value,” which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price, each as defined.

•	if the conversion value is greater than the principal amount of each note, an amount equal to the sum of the “daily share amounts,” calculated as defined; however, we, at our option, may deliver cash, or a combination of cash and shares of our common stock, with a value equal to this excess amount.

The initial conversion price is $26.84 per share of common stock (which represents an initial conversion rate of 37.2585 shares of our common stock per $1,000 principal amount of notes). The notes are subject to repurchase in cash in the event of a fundamental change involving us at a price equal to 100% of the principal amount. We may be obligated to pay an additional premium (payable in shares of common stock) in the event the notes are converted following a fundamental change; which premium could be up to 33% per $1,000 principal amount of notes.

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits

Please refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: April 29, 2005	By:	/s/ Robert K. Eulau
Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3	Amended and Restated Bylaws of Registrant dated April 13, 2005, filed herewith.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank, as rights agent.

4.3.2(6)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and EquiServe Trust Company, N.A., as successor to Fleet National Bank.

4.4(7)	Common Stock Purchase Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of Registrant’s common stock.

4.5(18)	Indenture, dated as of February 1, 2005, between Registrant and U.S. Bank National Association, a national banking association.

4.6(18)	Form of Note (included in Exhibit 4.5).

4.7(18)	Registration Rights Agreement, dated as of February 1, 2005, between Registrant and the initial purchasers named therein.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(8)(9)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.3(9)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.4(11)	1997 Stock Plan (as amended and restated as of July 10, 2003).

10.5(10)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.6(3)	Standard Office Lease, dated as of March 10, 1991, between Registrant and South Bay/Latham.

10.7(12)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos - El Camino Associates, LLC.

10.8(12)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.9(12)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.10(13)	Office Sublease, dated as of May 8, 2000 between Registrant and Muse Prime Software, Inc.

10.11(14)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.12(8)(15)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant Intel Corporation.

10.13(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

10.14(8)(17)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

10.15(8)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment, Inc.

10.16(8)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.

10.17(19)	Settlement and License Agreement dated March 21, 2005, between Registrant and Infineon Technologies AG, filed herewith.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form S-1/A filed on April 24, 1997.

(4)	Incorporated by reference to the Form S-1/ filed on March 6, 1997.

(5)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.

(6)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.

(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.

(8)	Confidential treatment was granted with respect to this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.

(9)	Incorporated by reference to the Form 10-K filed on December 9, 1998.

(10)	Incorporated by reference to the Registration Statement on Form S-8 filed June 6, 1997.

(11)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.

(12)	Incorporated by reference to the Form 10-K filed on December 23, 1999.

(13)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.

(14)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002.

(15)	Incorporated by reference to the Form 10-K filed on December 4, 2001.

(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.

(17)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.

(18)	Incorporated by reference to the Form S-3 filed on April 29, 2005.

(19)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.