Form 10-Q
period 2005-06-30
RAMBUS INC
filed 2005-08-02
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 99,945,453 as of July 15, 2005.

RAMBUS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$69,929	$48,310
Marketable securities	101,470	89,483
Accounts receivable	1,667	1,435
Prepaid and deferred taxes	13,703	13,861
Prepaids and other current assets	5,481	4,094

Total current assets	192,250	157,183
Property and equipment, net	21,756	17,578
Marketable securities, long-term	299,325	98,567
Restricted investments	2,302	5,067
Deferred taxes, long-term	72,587	75,295
Purchased intangible assets, net	23,437	21,765
Other assets	10,744	1,269

Total assets	$622,401	$376,724

LIABILITIES
Current liabilities:
Accounts payable	$12,398	$6,880
Income taxes payable	26	200
Accrued salaries and benefits	2,942	3,907
Other accrued liabilities	9,445	6,457
Deferred revenue	8,035	19,271

Total current liabilities	32,846	36,715
Deferred revenue, long-term	6,630	4,552
Convertible note	300,000	—
Other liabilities	1,992	—

Total liabilities	341,468	41,267

Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at June 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 99,935,000 shares at June 30, 2005 and 102,971,000 shares at December 31, 2004	100	103
Additional paid-in capital	331,005	341,080
Deferred stock based compensation	(267)	—
Accumulated deficit	(48,877)	(4,848)
Accumulated other comprehensive loss	(1,028)	(878)

Total stockholders’ equity	280,933	335,457

Total liabilities and stockholders’ equity	$622,401	$376,724

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Contract revenues	$5,390	$5,349	$11,990	$10,428
Royalties	34,595	29,616	67,606	57,078

Total revenues	39,985	34,965	79,596	67,506

Costs and expenses:
Cost of contract revenues	4,965	4,957	10,568	10,191
Research and development	9,934	7,929	18,525	15,356
Marketing, general and administrative (Includes stock-based compensation of $1.3 million and $2.4 million in the quarter and six months ended June 30, 2005 and $0.0 in the quarter and six months ended June 30, 2004)	19,482	11,471	39,980	22,679

Total costs and expenses	34,381	24,357	69,073	48,226

Operating income	5,604	10,608	10,523	19,280
Interest and other income, net	3,414	2,199	5,543	6,303

Income before income taxes	9,018	12,807	16,066	25,583
Provision for income taxes	3,658	4,483	6,266	8,954

Net income	$5,360	$8,324	$9,800	$16,629

Net income per share:
Basic	$0.05	$0.08	$0.10	$0.16

Diluted	$0.05	$0.08	$0.09	$0.15

Number of shares used in per share calculations:
Basic	99,596	102,500	99,936	101,733

Diluted	103,675	109,850	104,693	110,560

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,800	$16,629
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	2,401	21,875
Depreciation	4,315	2,185
Amortization of intangible assets and debt issuance costs	2,633	660
Gain on sale of investment	—	(3,598)
Amortization of deferred stock-based compensation	2,422	—
Change in operating assets and liabilities:
Accounts receivable	(232)	9,809
Prepaids, deferred taxes and other assets	1,363	(17,310)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	5,559	2,447
Increases in deferred revenue	7,171	6,547
Decreases in deferred revenue	(16,329)	(14,295)

Net cash provided by operating activities	19,103	24,949

Cash flows from investing activities:
Purchases of property and equipment	(5,693)	(4,341)
Acquisition of business	(5,414)	—
Purchases of marketable securities	(248,395)	(121,681)
Maturities of marketable securities	35,588	78,003
Decrease (increase) in restricted investments	2,765	(505)
Proceeds from sale of investment	—	5,598

Net cash used in investing activities	(221,149)	(42,926)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock under stock option plan and stock purchase plan	6,003	32,980
Repurchase of Common Stock	(75,000)	(14,027)
Net proceeds from issuance of convertible note	292,750	—

Net cash provided by financing activities	223,753	18,953

Effect of exchange rates on cash and cash equivalents	(88)	(14)

Net increase in cash and cash equivalents	21,619	962
Cash and cash equivalents at beginning of period	48,310	42,005

Cash and cash equivalents at end of period	$69,929	$42,967

Non-Cash Investing and Financing Activities:
Property and equipment acquired under installment payment arrangement	$2,800	—

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Rambus Inc. (Rambus or the Company) and its wholly-owned subsidiaries, Rambus K.K., located in Tokyo, Japan, Rambus Deutschland GmbH, located in Hamburg, Germany, Rambus, located in Georgetown, Grand Caymans, BWI and Rambus Chip Technologies (India) Private, Limited located in Bangalore, India. All intercompany accounts and transactions have been eliminated in the accompanying consolidated condensed financial statements.

In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting only of normal recurring items) necessary to state fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2004, included in Rambus’ 2004 Annual Report filed on Form 10-K with the SEC on February 17, 2005.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

Stock-Based Compensation

Rambus accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. When stock options are granted with exercise prices below fair market value, the difference between fair market value and exercise price is recognized as employee stock-related compensation expense.

On January 10, 2005, Rambus granted 125,000 shares of restricted stock to its CEO. The price of the underlying shares is $0.001 per share. Rambus recorded deferred stock-based compensation of $2.7 million based on the fair market value of Rambus’ common stock on the date of grant. The deferred stock-based compensation is being amortized ratably over the vesting period and a total of $2.4 million had been amortized and was included in marketing, general and administrative expense in the six months ended June 30, 2005. The remaining balance of deferred stock-based compensation was $0.3 million at June 30, 2005.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Rambus complies with the disclosure provisions as required under Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS No. 123. If Rambus had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called stock awards), at the grant date consistent with the methodology prescribed under SFAS No. 123, Rambus’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$5,360	$8,324	$9,800	$16,629
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	761	—	1,477	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(7,552)	(8,743)	(16,453)	(15,706)

Pro forma net income (loss)	$(1,431)	$(419)	$(5,176)	$923

Basic income (loss) per share
As reported	$0.05	$0.08	$0.10	$0.16
Pro forma	$(0.01)	$(0.00)	$(0.05)	$0.01
Diluted income (loss) per share
As reported	$0.05	$0.08	$0.09	$0.15
Pro forma	$(0.01)	$(0.00)	$(0.05)	$0.01
Number of shares used in per share calculations:
Basic	99,596	102,500	99,936	101,733

Diluted (1)	103,675	109,850	104,693	110,560

Note 1: If the pro forma disclosures result in a net loss, the diluted shares used in the pro forma per share calculations for diluted pro forma loss per share are the same as the basic shares. Using the actual diluted shares would be anti-dilutive.

For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized ratably to expense over the awards’ vesting period. The effects of applying SFAS No. 123 on the pro forma disclosures for the quarters ended June 30, 2005 and 2004 are not necessarily indicative of the effects on pro forma disclosures in future periods.

For the quarter and six months ended June 30, 2005, Rambus used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation. For the quarter and six months ended June 30, 2004, Rambus used historical volatility for the computation of stock-based compensation.

Recent Accounting Pronouncements

In June 2004, FASB ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies and Recent Accounting Pronouncements (continued)

guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Pending issuance of new guidance, Rambus has not yet determined the full impact of EITF 03-1 on Rambus’ consolidated financial statements.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF Issue No. 04-8 was effective for periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported diluted earnings per share. Under EITF Issue No. 04-8, convertible notes are included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. Rambus considered EITF Issue No. 04-8 in relation to the $300 million aggregate principal amount of convertible notes issued on February 1, 2005 and concluded that the adoption of EITF Issue No. 04-8 did not have an impact on previously reported financial statements as the shares were deemed to be anti-dilutive. Shares issuable under the provisions of the convertible notes were also excluded from the computation of diluted earnings per share for the quarter and six months ended June 30, 2005 as the shares were anti-dilutive.

In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, FASB has determined that SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). Under the new rule, companies are allowed to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. Rambus is in the process of evaluating the impact of this standard on its financial statements and plans to implement SFAS No. 123(R) for the fiscal year beginning January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Rambus is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on Rambus’ consolidated results of operations and earnings per share. Rambus has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies and Recent Accounting Pronouncements (continued)

fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Rambus is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Rambus in the first quarter of fiscal 2006. Rambus is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

3.    Revenue Recognition

Rambus’ revenues consist of royalty revenues and contract revenues generated from the following six types of agreements with semiconductor and systems companies: (1) SDRAM and DDR-compatible patent licenses, which are licenses that cover the use of Rambus’ patents in various memory chips, including SDRAM and DDR, and in some cases, DDR2 and/or other memory types, and controllers which control such memory (2) a patent cross-license with Intel (3) XDR and FlexIO licenses, which are licenses for chips fully compatible with Rambus’ XDR and FlexIO interfaces, (4) DDR2 interface cell licenses, which are licenses for chips implemented with Rambus’ DDR memory interface, (5) RaSer licenses, which are licenses for Rambus’ RaSer interface that licensees integrate into their logic semiconductors, and (6) RDRAM licenses, which are licenses for chips fully compatible with Rambus’ RDRAM memory interface. Rambus does not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

Rambus recognizes royalty revenues upon notification by the licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur. From time to time, Rambus engages accounting firms independent of Rambus’ independent registered public accounting firm to perform, on Rambus’ behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined.

SDRAM-compatible and DDR-compatible Patent Licenses.    SDRAM-compatible and DDR-compatible patent licenses generally provide for the payment of fees, which include compensation for use of Rambus’ patents from the time Rambus notifies the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. Most of the contracts related to the license of Rambus’ patents for SDRAM and DDR-compatible products have expired or will expire in 2005. Four contracts expired on March 31, 2005 of which one was renewed during the quarter ended June 30, 2005; one contract expired on June 30, 2005 but was subsequently extended for one year by way of amendment; Rambus terminated one contract prior to its anticipated expiration date of June 30, 2005; and one contract will expire on September 30, 2005. Pursuant to the terms of each expiring contract, Rambus expects to receive payment and recognize revenue in the quarter after the contract expires. As previously

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Revenue Recognition (continued)

announced, Rambus’ license with NEC was among the ones that expired on March 31, 2005 which was renewed with NECEL. Rambus expects the first payment associated with this contract renewal in the third quarter of 2005. Rambus is in negotiations with certain of these licensees to renew these contracts.

Intel Cross-License.    In September 2001, Rambus entered into a cross-license agreement with Intel that grants Intel a license to Rambus’ patent portfolio. Rambus recognizes revenue from this arrangement on a quarterly basis as amounts become due and payable. The agreement terminates in September 2006 and after that date Intel will have a paid-up license for the use of all of the patents that Rambus owns claiming priority prior to September 30, 2006 and for which Rambus owns applications as of that date. The final payment on this agreement is expected to occur in the second quarter of 2006.

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

DDR2 Interface Cell Licenses.    DDR2 interface cell licenses currently provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract. Post-contract customer support periods are evaluated on a case by case basis. DDR2 interface cell licenses generally allow a semiconductor manufacturer to use Rambus’ DDR2 memory interface and to receive engineering implementation services and customer support.

RaSer Licenses.    RaSer interface licenses provide for the payment of license fees, engineering fees and royalties. Generally, license and engineering fees are recognized ratably over the period during which the post-contract customer support periods are expected to be provided, independent of the payment schedules under the contract. Post-contract customer support is evaluated on a case by case basis. Revenue on one contract is being recognized using the percentage-of-completion method of accounting. Rambus determines progress- to-completion using input measures based on labor hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Revenue Recognition (continued)

assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

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

4.    Acquisition

On April 15, 2005, Rambus completed the acquisition of a portion of GDA Technologies including certain proprietary digital core designs for a preliminary total of $6.4 million in cash, including transaction costs. Rambus did not have a pre-existing relationship with GDA Technologies before the acquisition. Under the terms of the purchase agreement, Rambus paid a total of $5.25 million in cash to GDA Technologies at the initial closing. Rambus is contractually obligated to pay out an additional $1.0 million in conjunction with its acquisition of intellectual property from GDA Technologies, and has recorded the corresponding accrual. In addition, Rambus paid $164,000 for legal fees incurred in connection with this transaction. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” As a result of the acquisition, Rambus recorded $3.7 million of purchased intangible assets and $2.7 million of goodwill. The valuation of the purchased intangible assets was determined based on their estimated fair values at the acquisition date. The income approach, which includes an analysis of the cash flows

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Acquisition (continued)

and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intangible assets. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses, and discount rates. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the investment, as well as the time value of money.

The preliminary purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:
Existing technology	$2,700
Non-competition agreement	100
Customer contracts and relationships	900
Goodwill	2,714

Total preliminary purchase price	$6,414

The purchased intangible assets are being amortized over useful lives of three to five years using the straight-line method. The useful life of existing technology was based on management estimates and the estimated length of economic benefit derived from the technology. The useful life of the non-competition agreement was based on the contractual term of the agreement. The useful life of customer contracts and related relationships was based on estimated customer attrition and technology obsolescence. Amortization expense was $185,000 in the three months ended June 30, 2005.

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA products. The earn-out period is one year from the initial closing date and cash collection may occur up to one year beyond the earn-out period. Payment is earned based upon cash collections. A maximum of $5.0 million can be earned. Using guidance provided by SFAS No. 141, “Business Combinations,” Rambus concluded that the earn-out payment is a contingent payment and that the amount was not determinable. As a result, Rambus has not recorded a liability for the earn-out payment as of June 30, 2005. Accruals for the earn-out payment will be recorded as adjustments to the purchase price and will result in increases to goodwill.

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

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$5,360	$8,324	$9,800	$16,629
Other comprehensive income (loss):
Foreign currency translation adjustments	(36)	(29)	(88)	(14)
Unrealized gain (loss) on marketable securities, net of tax	625	(1,718)	(62)	(1,464)

Comprehensive income	$5,949	$6,577	$9,650	$15,151

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

In addition, under the 1997 Stock Plan, the Board has delegated to two executive officers the authority to grant new hire options to non-executive officer employees. Each option granted to a new employee under this authority is subject to the following terms:

•	The grant date is the first business day of the month following the employee’s first day of work
•	The exercise price is our closing price as quoted on Nasdaq on the day of grant
•	The grant must be within the range for the employee’s level as specified by the Board or Compensation Committee
•	No options grant, or series of related options grants shall be exercisable for in excess of 100,000 shares
•	The total number of shares for which options are issuable under this authority without further Board or Compensation Committee approval is 1,000,000 shares

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution of options granted and exercised during the periods presented (in thousands, except percentages; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Shares of common stock outstanding	99,935	102,013	99,935	102,013

Granted	1,707	301	2,286	647
Canceled	(658)	(145)	(865)	(176)

Net options granted	1,049	156	1,421	471

Grant dilution(1)	1.0%	0.2%	1.4%	0.5%
Exercised	454	405	734	3,418
Exercise dilution(2)	0.5%	0.4%	0.7%	3.4%

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

The following table summarizes the options granted to the named executive officers. The named executive officers are Rambus’ former Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the year ended December 31, 2004 were in excess of $100,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options granted to the named executive officers(1)	—	—	250,000	160,000
Options granted to the named executive officers as a % of total options granted	0.0%	0.0%	10.9%	24.7%
Options granted to the named executive officers as a % of net options granted	0.0%	0.0%	17.6%	34.0%
Options granted to the named executive officers as a % of outstanding shares	0.0%	0.0%	0.3%	0.2%
Cumulative options held by named executive officers as a % of total options outstanding(2)	33.4%	30.6%	33.4%	30.6%

Note (1) Includes options for 250,000 shares of Rambus’ common stock granted to Harold Hughes who assumed the position of Chief Executive Officer as of January 9, 2005.

Note (2) Includes options held by Harold Hughes as of June 30, 2005 including those options granted to him during his time as a member of Rambus’ Board of Directors but before he became Chief Executive Officer.

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2004	5,630,608	24,964,084	$16.25
Shares reserved	2,211,276	—	—
Options granted	(579,000)	579,000	$19.99
Options exercised	—	(279,987)	$7.03
Options canceled	207,791	(207,791)	$17.39

Outstanding as of March 31, 2005	7,470,675	25,055,306	$16.43
Options granted	(1,706,650)	1,706,650	$14.62
Options exercised	—	(454,458)	$4.72
Options canceled	657,673	(657,673)	$19.80

Outstanding as of June 30, 2005	6,421,698	25,649,825	$16.43

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

The following table summarizes information about outstanding and exercisable options as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75 – $4.67	2,602,882	5.35	$3.34	1,122,066	$3.30
$4.72 – $4.86	3,621,538	6.15	4.86	2,419,974	4.86
$5.93 – $9.30	2,717,736	6.79	8.28	1,381,502	8.42
$9.86 – $14.24	2,232,039	5.30	13.17	1,541,986	12.81
$14.75 – $14.86	2,061,477	7.32	14.78	818,827	14.82
$14.87 – $15.66	1,773,662	7.76	15.25	428,377	15.31
$15.67 – $15.67	2,797,366	4.31	15.67	2,797,366	15.67
$15.78 – $24.15	2,611,961	8.68	19.66	593,911	17.41
$25.16 – $31.14	2,571,833	8.42	25.48	170,741	26.60
$31.16 – $83.00	2,659,331	5.41	46.97	1,861,778	47.12

$0.75 – $83.00	25,649,825	6.48	$16.43	13,136,528	$16.14

As of June 30, 2005, a total of 32,071,523 shares of Common Stock (25,649,825 of which are outstanding and 6,421,698 of which are available for future grant) were reserved for issuance under all stock option plans. As of June 30, 2005 and December 31, 2004, options for the purchase of 13,136,528 and 11,968,699 shares, respectively, were exercisable without being subject to repurchase by Rambus.

The following table presents the option exercises for the six months ended June 30, 2005 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2005		Intrinsic Values of Unexercised, In-the-Money Options at June 30, 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Named executive officers(2)	20,000	$184,958	5,292,227	3,278,438	$11,188,623	$8,734,817

Note (1): Market value of the underlying securities based on the closing price of Rambus’ Common Stock on June 30, 2005 (the last trading day of the quarter ended June 30, 2005) on the Nasdaq Stock Market of $13.38 per share minus the exercise price per share.

Note (2): Includes options for 250,000 shares of Rambus’ common stock granted to Harold Hughes in connection with his appointment as Chief Executive Officer of Rambus on January 9, 2005 and all options held by Mr. Hughes through such date, including options granted to him as a member of Rambus’ Board of Directors.

7. Stockholders’ Equity

Warrants

In October 1998, Rambus’ Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

7.     Stockholders’ Equity (continued)

life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has phased out the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of June 30, 2005, warrants exercisable for a total of 1,520,000 shares had been issued and 760,000 remain outstanding. These warrants began to expire in February 2004 and will have expired by January 2006. The impact of these warrants has been excluded from the calculation of net income per share.

Contingent Common Stock Equivalents and Options

As of June 30, 2005, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 800,596 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’ previous CEO and President in 1999 and the options were granted to certain Rambus employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones becomes probable, there would be an almost entirely non-cash charge to Rambus’ statement of operations based on the fair value of the CSEs and options. Since Intel has phased out the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. The impact of these CSEs and options has been excluded from the calculation of net income per share.

Restricted Stock

As described Note 2 titled “Significant Accounting Policies and Recent Accounting Pronouncements” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q, on January 10, 2005, Rambus granted 125,000 shares of restricted stock to its CEO. On July 19, 2005, the vesting period ended and the shares were exercised at a total cost of $125.00 on the same day.

Stock Repurchase Program

In October 2001, Rambus’ Board of Directors approved a stock repurchase program of its Common Stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, Rambus’ Board has authorized the purchase of up to 14.1 million shares of its outstanding Common Stock over an undefined period of time. As of June 30, 2005, Rambus had repurchased 11.6 million shares of its Common Stock at an average price per share of $13.02. As of June 30, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of its outstanding Common Stock. The purchase price for the shares of Rambus’ common stock repurchased was reflected as a reduction to stockholders’ equity. After reviewing the alternatives presented in Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus has chosen to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

8.     Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and dilutive potential shares, if dilutive, outstanding during the period. Net income per share is calculated as follows (in thousands, except per share data, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$5,360	$8,324	$9,800	$16,629

Denominator:
Weighted average shares used to compute basic EPS	99,596	102,500	99,936	101,733
Dilutive potential shares	4,042	7,295	4,714	8,763
Dilutive common stock warrants	37	55	43	64

Weighted average shares used to compute diluted EPS	103,675	109,850	104,693	110,560

Net income per share:
Basic	$0.05	$0.08	$0.10	$0.16
Diluted	$0.05	$0.08	$0.09	$0.15

For the quarter ended and six months ended June 30, 2005, there were approximately 14.5 million and 7.5 million anti-dilutive shares, which were excluded from the calculation of diluted weighted average shares outstanding. In contrast, for the quarter and six months ended June 30, 2004, there were approximately 5.9 million and 3.5 million anti-dilutive shares, which were excluded from the calculation of diluted weighted average shares outstanding. These options’ exercise prices were greater than the average market price of the common shares for the period or the options, CSEs or warrants, were contingent upon the satisfaction of certain conditions, as described in Note 7 under “Warrants” and “Contingent Common Stock Equivalents and Options” that had not been met as of June 30, 2005 and 2004. Shares issuable under the provisions of convertible notes were anti-dilutive and have been excluded from the computation of diluted net income per share for the quarter and six months ended June 30, 2005.

9.     Litigation and Asserted Claims

Please refer to the table below for the full names of the companies discussed.

Hynix Semiconductor	Hynix
Hyundai Electronics Industries Co., Ltd.	Hyundai
Infineon Technologies AG	Infineon
Micron Technology, Inc.	Micron
Samsung Electronics Co., Ltd.	Samsung
Siemens AG	Siemens

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

Overview

As of June 30, 2005, Rambus is involved in certain legal proceedings. Based upon consultation with the outside counsel handling Rambus’ defense in these matters and an analysis of potential results, Rambus has not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, Rambus will assess the potential liability related to Rambus’ pending litigation. Rambus will record accruals for losses if and when it determines the negative outcome of such matters to be probable and reasonably estimable. Rambus’ estimates regarding such losses could differ from actual results. Revisions in Rambus’ estimates of the potential liability could materially impact its results of operations, financial position, and/or cash flows. Rambus recognizes litigation expenses in the period in which the litigation services were provided.

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia, or the Virginia court, against Infineon, and its North American subsidiary for patent infringement of two U.S. patents. Subsequent to that date, there were extensive proceedings in the case as reported in previous Rambus filings. After extensive litigation, including a verdict against Rambus later overturned on appeal and the beginning of a retrial, the parties reached a settlement on March 21, 2005. Rambus and Infineon settled all disputes between them, dismissing with prejudice all outstanding lawsuits between the companies worldwide and entering into broad releases. The settlement included a license to Rambus patents for use in Infineon products.

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

On October 17, 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive damages, and attorneys’ fees. On February 5, 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Hynix’s claims and asserted infringement of eleven U.S. patents. Relying solely on the principle of collateral estoppel, the California court ruled on November 21, 2001, that the claim construction then applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’ claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. On December 17, 2001, the California court stayed the Hynix case until the U.S. Court of Appeals for the Federal Circuit (CAFC) decided the Rambus v. Infineon appeal of, inter alia, that court’s claim constructions. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’ counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

At that same September 2002 conference, the court permitted Rambus to move to amend its complaint to add new claims for patent infringement. Rambus filed its motion on October 4, 2002, bringing the total number of patents at issue in the litigation to 15, and the motion was granted. A further case management conference occurred on November 22, 2002 at which point the California court considered proposed trial schedules and fully lifted the stay. Following the CAFC’s claim construction holding in the Infineon Virginia appeal on January 29, 2003, Rambus later filed and won a motion to vacate the California court’s previous collateral estoppel summary judgment order. Accordingly, Rambus’ patent infringement claims that were subject to this earlier ruling have been reinstated into the case. On September 3, 2004, Rambus moved to bifurcate the trial, with the patent and spoliation claims going forward first, and Hynix’s allegations of Rambus misconduct to be tried at a later date. The Court granted Rambus’ motion and set the pre-trial schedule on December 6, 2004, which has subsequently been further modified as described below.

During the course of this motion practice, the parties also filed a motion seeking summary judgment. On January 12, 2004, both parties filed summary judgment motions related to the patents in suit. Rambus filed a motion for summary judgment of infringement on multiple claims in seven of the patents in suit. Hynix filed six motions for summary judgment on a variety of issues relating to alleged invalidity and/or non-infringement of Rambus’ asserted claims. Hearings on the parties’ proposed claim constructions and on both sides’ motions for partial summary judgment took place on March 23 and 24, 2004. On November 15, 2004, the Court issued its Claim Construction Order. In January 2005, the court issued its summary judgment orders. The Court denied five of Hynix’s motions, but granted the sixth, resulting in a finding that nine of the 59 claims asserted by Rambus are not infringed (specifically, those claims containing the words “second external clock signal”). Rambus defeated Hynix’s motions as to the remaining 50 claims. In addition, in a “Clarified and Corrected Order” on Rambus’ motion for summary judgment, the Court held that Hynix infringed 29 of our patent claims (subject to Hynix’s defenses of invalidity and unenforceability which remain to be decided). On January 21, 2005, pursuant to the court’s instruction, Rambus elected 10 out of the remaining 50 asserted claims on which to go forward in the patent trial. On January 25, 2005, Hynix filed a motion for relief from the order granting Rambus summary judgment of infringement as to certain claims. Rambus’ response to this motion was filed on February 11, 2005 and Hynix replied on February 18, 2005. On March 4, 2005, the court granted Hynix’s request, resulting in the vacature of its infringement holding as to 18 of the 29 claims previously held infringed. The Court also permitted Rambus to file additional summary judgment motions with respect to these 18 claims. Rambus filed further motions for summary judgment of infringement with respect to these claims. At the same time, Hynix filed additional summary judgment motions seeking declarations of invalidity and/or non-infringement. A hearing on both parties’ was held on May 6, 2005, after which the court denied the motions of both parties.

On October 1, 2004, Hynix filed a motion to dismiss Rambus’ patent claims as a default judgment based on the preliminary findings of spoliation that had been entered by the trial court in Virginia Infineon case. In the alternative, Hynix asked that the California district court apply the Virginia court’s spoliation decisions by way of collateral estoppel and permit Hynix access to the same documents. The Court delayed judgment on Hynix’s motion to dismiss, but ordered Rambus to submit to the court for in camera review the privileged documents Rambus was ordered to produce to Infineon in the Virginia court. Based on its review of those documents and following a hearing, the Hynix Court found that Hynix had shown a prima facie case of spoliation. On January 31, 2005 the Court issued its order finding reasonable cause to pierce Rambus’ attorney-client privilege to the extent that documents and testimony had already been provided in the Infineon case on these topics. During the January 31, 2005 hearing, the Court also moved the patent trial to April 11, 2005. The remainder of the suit, namely the portions related to Rambus’ conduct at JEDEC and other alleged misconduct not directly tied to patent issues, was set to be tried on June 13, 2005. These dates were subsequently rescheduled to May 9, 2005 for the unclean hands trial, June 20, 2005 for the patent trial and October 17, 2005 for the conduct trial. On

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

April 22, 2005, the Court heard argument on a Hynix motion seeking dismissal of Rambus’ patent claims based on a unclean hands theory relying on and the doctrine of collateral estoppel and various rulings and statements from the Infineon proceedings in Virginia. On April 25, 2005, the Court issued its order denying this motion.

On March 29, 2005, in the course of preparations for the May 9, 2005 hearing in the Hynix case, Rambus discovered that it has recoverable data on computer backup tapes not previously reviewed as part of any prior document search or production efforts. An ensuing analysis of the tapes, which is on-going, has determined that at least some of these tapes contain recoverable e-mails and other documents relevant to various discovery requests and non-duplicative of documents previously collected for litigation purposes. Some are emails from the mid-1990s. Rambus’ analysis of the content of these tapes and the circumstances surrounding them is on-going. Rambus disclosed the existence of these tapes and its investigation to Hynix and the Court hearing the Hynix case. The Court accordingly vacated the May 9, 2005 and June 20, 2005 trial dates. On May 16, 2005, Rambus proposed to Hynix and to the Court that it only be required to restore, review and produce documents from a subset of the tapes that are neither blank or bad media. Subsequently, the parties reached substantial agreement along the lines of Rambus’ proposal. Following a hearing on July 13, 2005 to discuss remaining open issues, the Hynix trial court issued an order on the backup tapes, essentially reflecting the Rambus proposal as agreed to by Hynix and permitting Hynix certain further limited discovery at its own expense and leaving open the possibility of limited further productions.

At a case management conference on July 1, 2005, and following significant progress on the backup tape issues, the Court set the following dates for trial: October 17, 2005 for the hearing on unclean hands, January 30, 2006 for the patent trial, and May 15, 2006 for the conduct trial. These dates may be subject to further delay or to further argument for delay.

On September 4, 2000, Rambus filed suit against Hynix in courts in Mannheim, Germany, Paris, France (the Tribunal de Grande Instance de Paris) and London, Great Britain (the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice) for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. Hynix and Micron have challenged the validity of the contested patent (the ‘068 patent) in the European Patent Office (EPO). On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. After the completion of briefing by the parties in response to the Mannheim court’s expert report, the validity of the same Rambus European patent was confirmed by an opposition board of the EPO, in a hearing conducted in September 2002. All parties appealed aspects of the September 2002 ruling. On February 12, 2004, the EPO Technical Appeals Board issued a ruling revoking the ‘068 patent, which was explained in written findings on May 13, 2004. This ruling did not address or serve to revoke any of Rambus’ other issued or pending patents. Further proceedings in Mannheim on the Hynix matter are currently stayed pending a final decision with respect to a related “utility model” patent (discussed below), which is also being appealed.

On January 13, 2005, the European Patent Office revoked a second Rambus patent (EP 1 004 956), holding that the claimed method of operating the device “extends beyond the content of the earlier application as filed.” The written decision issued on February 9, 2005. Rambus is appealing this decision to an appellate panel of the EPO. This result, should it survive appeal, would leave Rambus with one remaining issued patent in Europe, which is currently also subject to a pending opposition hearing, that it believes reads on the same memory products. Rambus also has several pending applications in Europe that, if issued, would, it believes, read on the same memory products.

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

On April 21, 2005, the Delaware Court heard a motion by Micron seeking to stay the case until an early hearing could be held on Rambus’ alleged spoliation and unclean hands. That motion was denied on April 21, 2005 and the Delaware Court indicated that discovery would proceed, but that it would suspend the existing pretrial and trial schedule and instead hold a further status conference in approximately 90 days. At that same April 21, 2005 hearing, the Delaware Court declined to rule on a Rambus motion seeking to remove the stay imposed on February 27, 2002, indicating that this issue would also be addressed at the next status conference. Also at this hearing, Rambus informed the Delaware Court that it was seeking to add additional patents into this Micron action and that should the stay be lifted, Rambus intended to seek leave to amend to add Micron into an action filed by Rambus in the Northern District of California on January 25, 2005 (described below).

On July 14, 2005, the Delaware Court held its next status conference in this case, with an agenda that included the potential setting of trial dates, a Rambus motion to lift a stay preventing it from adding Micron to the pending DDR2 suit in California, a Rambus motion to amend its complaint in Delaware to add new products and patents, and a Micron motion to expand in several ways a previous order in Delaware piercing certain Rambus’ attorney-client and work product privileges. The Court ruled from the bench on certain of these matters. It indicated that it would set trial dates in the Delaware case for dates after conclusion of the trifurcated Hynix case in California – i.e. with the Delaware trial to begin sometime in or after, June 2006. It also ruled from the bench, with a formal written order to follow, on part of Micron’s motion to pierce Rambus privileges, requiring Rambus to produce to Micron those documents previously ordered to be produced in the Infineon and Hynix cases. Other aspects of the Micron motion were taken under submission by the Court, as were the Rambus motions to lift the stay on other cases against Micron and the Rambus motion to amend.

On September 11, 2000, Rambus filed suit against Micron in Mannheim, Germany, Paris, France, London, Great Britain, and Monza, Italy, for infringement of its ‘068 patent (described above). The ‘068 patent was subject to the EPO Technical Appeals Board revocation ruling and written opinion, which the EPO issued on May 13, 2004 and is described above in the Hynix patent case. On June 18, 2004, Rambus withdrew the revoked patent from its infringement case against Micron, with Micron’s consent. Further proceedings against Micron in

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

Mannheim, including claims from other Rambus patents directed to Micron’s DDR products, are currently stayed pending a final decision with respect to the utility model patent the revocation of which by the EPO is being appealed by Rambus. Meanwhile, the French suit remains stayed and the British suit has been, in effect, dismissed based on the same EPO Technical Appeals Boards opinion. On April 8, 2004, Micron requested that Rambus pay Micron’s costs for the British suit. While the amount remains in dispute, an interim payment of £135,000, or approximately $256,000, was awarded to Micron on July 30, 2004 for attorneys’ and court fees. A final award will be determined by the court unless the parties resolve this matter by mutual agreement. That award will include interest running on the costs for some period of time since those costs were incurred. Micron has submitted a final bill of costs in the amount of US $895,562.06 (which includes the interim payment of approximately $256,000), on April 6, 2005. Rambus continues to oppose payment of this amount and it is unlikely that the issue will be resolved outside of court.

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

DDR2, GDDR2 & GDDR3 Litigation

On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court in the Northern District of California against Hynix, Infineon, Nanya Technology Corporation and Inotera Memories, Inc. regarding DDR2 and GDDR2, and GDDR3 products. As noted above, Rambus has dismissed with prejudice Infineon from this litigation. Also as noted above, Rambus has expressed its desire to seek leave to amend this complaint to add Micron into this action should the Delaware Court (Micron v. Rambus) lift the stay. Rambus added Samsung to this litigation as a defendant on June 6, 2005.

Samsung Litigation

On June 6, 2005, Rambus filed a lawsuit against Samsung in the Northern District of California. The suit alleges that Samsung’s manufacture, use and sale of SDRAM and DDR SDRAM parts infringe 11 of Rambus’ patents. On the same day, Rambus amended its DDR2 lawsuit to add Samsung as a defendant on 14 additional patents. Samsung answered both complaints on June 22, 2005. In its answer, Samsung filed counterclaims for noninfringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license and breach of duty of good faith and fair dealing. Samsung also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a then Samsung employee as its own in-house counsel who it alleges relied on proprietary Samsung information. Rambus believes these claims to lack merit. Rambus has filed motions seeking that both cases be declared related to the current Hynix case in California

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

before Judge Whyte. To date, the SDRAM/DDR SDRAM lawsuit has been declared related. Rambus’ replies to Samsung’s counterclaims were filed on July 12, 2005 in the older SDRAM action and on July 15, 2005 in the DDR2 action.

On June 7, 2005, Samsung sued Rambus in the Eastern District of Virginia. Samsung filed a first amended complaint on June 22, 2005. In that suit, Samsung seeks a declaratory judgment that four Rambus patents are invalid, unenforceable and/or not infringed. That suit has been assigned to Judge Payne. Rambus answered on July 12, 2005, which answer included a covenant not to sue Samsung on certain parts for infringement of two of the four Rambus U.S. patents for which Samsung sought declaratory relief: 5,954,804 and 6,032,214. The remaining two Rambus patents in the Virginia Samsung case were already at issue in the previously filed June 6 complaint filed by Rambus in California. On the same day it answered the Virginia Samsung complaint, Rambus filed a motion to transfer the Virginia Samsung case to California. The motion to transfer will be heard on August 23, 2005, and the Court has also asked that the parties appear that day with proposed pre-trial and trial dates.

On June 23, 2005, Samsung sued Rambus in the Delaware Chancery Court. That suit seeks a declaration that Rambus patents claiming a priority date prior to the termination of its former employee’s employment with Samsung be declared unenforceable as a result of a subset of the allegations in Samsung’s answers to the two California actions: aiding and abetting breach of fiduciary duty and intentional interference with contract. Rambus’ answer was filed on July 18, 2005.

FTC Complaint and European Commission Competition Directorate-General Request for Information

On June 19, 2002, the Federal Trade Commission, or FTC, filed a complaint against Rambus. The FTC has alleged that through Rambus’ action and inaction at JEDEC, Rambus violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC has also alleged that Rambus’ action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC has sought to enjoin Rambus’ right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards.

On July 5, 2002, Rambus moved to stay the FTC action until the CAFC issued a ruling in the Rambus v. Infineon appeal; this motion was denied, and Rambus filed its answer to the complaint on July 29, 2002. There was substantial motion practice, including a motion filed by FTC Complaint Counsel seeking a default judgment based on alleged document destruction deriving from a 1998 Rambus document retention plan. The administrative law judge, or ALJ, denied Complaint Counsel’s motion, although he did enter certain rebuttable presumptions against Rambus as sanctions for what the ALJ called Rambus’ “gross negligence” in implementing Rambus’ document retention plan and failing to keep an inventory of documents not retained. Among other motions, the Department of Justice, or DOJ, successfully sought to intervene in the FTC action, and obtained a limit on certain deposition questioning by Rambus pending completion of the DOJ’s criminal investigation of DRAM manufacturers for price-fixing. Rambus was informed that it is not a target of the DOJ investigation. The ALJ denied Rambus’ motion for summary judgment and entered other rulings on pre-hearing motions in the action. On February 17, 2004, the FTC ALJ issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds. Complaint Counsel filed their opening appellate brief on April 16, 2004. Rambus opposed this brief and filed its own cross-appeal on June 2, 2004. Briefing to the five FTC Commissioners on this appeal was concluded on July 16, 2004. A technical presentation by the parties was presented to the commissioners on September 21, 2004 and an oral argument was presented on December 9, 2004. All substantive briefing and argument has been completed on this appeal. Shortly before the final argument

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

and in response to Complaint Counsel’s July 2, 2004 motion seeking to reopen the record to admit documents regarding spoliation, the Commission requested that the parties file responses designating portions of the record that pertain to the alleged spoliation. The parties submitted responses in December 2004 and the issue remains undecided. Rambus believes that a number of allegations made by Complaint Counsel in its response—including letters in December and on March 30, 2005, by Complaint Counsel to the FTC Commissioners regarding the dismissal of Rambus’ patent case against Infineon in Virginia and re-emphasizing Complaint Counsel’s request to reopen the record—were improper and inaccurate. Rambus submitted a reply to Complaint Counsel’s December letter on February 4, 2005. Following the oral ruling of the Court in the Infineon case in Virginia, Complaint Counsel again requested that the record be reopened to permit further examination of the spoliation allegations. On May 13, 2005, the Commission granted this motion in part, limiting the reopening of the record to the evidence Infineon submitted during the Infineon hearing in February 2005. Both Complaint Counsel and Rambus submitted its record designations on June 17, 2005, their objections on July 8, 2005, and responses were submitted on July 19, 2005. The Commission ruled on July 20, 2005 that supplemental evidence would be accepted into the record and gave Complaint Counsel and Rambus through August 17, 2005 to make certain additional submissions. Complaint Counsel may also request to add still further information to the record from Rambus’ recently recovered backup tapes. Rambus has also indicated its interest in further supplementing the record further if Complaint Counsel is permitted to do so.

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

On June 18, 2004, Rambus requested that the EU investigate the collusive activities of Infineon/Siemens, Hynix, and Micron, as described in Rambus’ complaint filed in San Francisco Superior Court on May 5, 2004. On March 10, 2005, Rambus received a letter from the EU requesting certain additional information related to Rambus’ June 18, 2004 complaint. Rambus replied to this request on May 23, 2005. Also, as noted above, on March 29, 2005, as part of its settlement with Infineon, Rambus withdrew this complaint to the extent that it was directed to Infineon/Siemens.

Price-Fixing Case

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§16720), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§16720), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§17200). Damages are estimated to exceed $1 billion dollars. This lawsuit is based on evidence—some endorsed in the fact findings that are part of the FTC ALJ’s February 17, 2004 initial decision—indicating that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’ RDRAM product. Defendants moved the court for a change of venue to Santa Clara county on October 5, 2004. On January 3, 2005, the Court ruled in Rambus’ favor that venue was proper in San Francisco. Defendants thereafter filed a petition with a California state appellate court seeking a writ directing the trial court to grant defendant’s motion for change of venue. On February 11, 2005, the appellate court declined to overturn that decision. Defendants did not appeal this decision to the California Supreme Court.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

Defendants filed a demurrer in this action, and, together with outstanding disputes regarding the protective order, that demurrer was heard and overruled by the trial court on April 22, 2005. During the same April 22, 2005 hearing, the trial court also resolved certain issues relating to the proposed protective order, and ordered that defendants within 30 days after the entry of that order produce to Rambus all documents previously produced to the plaintiffs in a federal class action lawsuit against certain DRAM manufactures following the DOJ’s pending investigation of DRAM price fixing. Micron and all but one Hynix defendant have produced these documents to Rambus.

Micron defendants answered the complaint following the denial of its demurrers, but the Hynix defendants have not. On May 23, 2005 Hynix filed a motion to compel arbitration of Rambus’ dispute with the Hynix defendants pursuant to a clause in the 1994 license agreement between the companies related to RDRAM. At a hearing on July 12, 2005, the Court denied Hynix’s motion to compel arbitration. Rambus expects Hynix to appeal this decision.

As a result of the DOJ’s on-going investigation, two DRAM companies have to date pled guilty to a DRAM price fixing conspiracy that was designed to eliminate competition and that extended from 1999 through 2002. The plea agreement for one of these companies expressly included an admission specific to RDRAM price fixing. The plea agreement for the other company expressly agreed to cooperate in an ongoing investigation of RDRAM price fixing. A third company, Micron, has indicated that it is cooperating with the DOJ, and that, although it does not expect fines or jail sentences, there is evidence that it did fix prices with fellow DRAM manufacturers. Total fines agreed to date by defendants in connection with this DOJ price fixing investigation total in excess of $345,000,000.

As noted above, on March 21, 2005, as part of its settlement with Infineon, Rambus dismissed with prejudice Infineon and Siemens from this action. On June 15, 2005, Rambus added various Samsung entities to this suit as defendants.

Potential Future Litigation

In addition to the litigation described above, the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that litigation related to these various additional products, if brought, will be successful.

10.    Convertible Notes

On February 1, 2005, Rambus issued $300 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank) in a private offering.

The notes are unsecured senior obligations, ranking equally in right of payment with all of Rambus’ existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the notes.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

10.    Convertible Debt (continued)

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

The initial conversion price is $26.84 per share of common stock (which represents an initial conversion rate of 37.2585 shares of Rambus common stock per $1,000 principal amount of notes). The initial conversion price is subject to adjustment as defined.

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

Upon the occurrence of an event of default, Rambus’ obligations under the notes may become immediately due and payable. An event of default is defined as:

•	default in the payment when due of any principal of any of the notes at maturity, upon exercise of a repurchase right or otherwise;
•	default in the payment of liquidated damages, if any, which default continues for 30 days;
•	default in Rambus’ obligation to provide notice of the occurrence of fundamental change when required by the indenture;
•	failure to comply with any of Rambus’ other agreements in the notes or the indenture upon its receipt of notice to it of such default from the trustee or to Rambus and the trustee from holders of not less than 25% in aggregate principal amount at maturity of the notes, and Rambus fails to cure (or obtain a waiver of) such default within 60 days after it receives such notice;
•	failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by Rambus or any of its subsidiaries in excess of $30.0 million principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, by the end of a period of ten days after written notice to Rambus by the trustee or to Rambus and the trustee by the holders of at least 25% in principal amount of the outstanding notes; and
•	certain events of bankruptcy, insolvency or reorganization relating to Rambus.

Rambus may not redeem the notes prior to their maturity date.

As a result of this issuance, Rambus recorded $7.2 million of related debt issuance costs in long-term other assets which are being amortized over the term of the notes. For the quarter and six months ended June 30, 2005, Rambus recorded an amortization expense of $363,000 and $604,000, respectively.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

10.    Convertible Debt (continued)

Subsequent to the balance sheet date, on July 20, 2005, Rambus repurchased $60 million face value of the outstanding notes, for a price of approximately $50 million. The gain of approximately $10 million, less related unamortized note issuance costs of approximately $1.3 million will be recognized as other income in the third quarter ending September 30, 2005. In addition, Rambus may repurchase additional notes in the future as circumstances arise.

11.    Business Segments, Exports and Major Customers

Rambus has identified one operating and reporting segment.

The top three customers accounted for 27%, 17% and 12%, respectively, of revenues in the quarter ended June 30, 2005. Three customers accounted for 29%, 15% and 11%, respectively, of revenues in the quarter ended June 30, 2004. As of June 30, 2005 and 2004, there were no significant receivables related to these customers.

Rambus sells its interfaces and licenses to customers in the Far East, North America, and Europe. The net income for all periods presented are derived primarily from Rambus’ North American operations, which generates revenues from the following geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Japan	$25,123	$19,598	$49,610	$37,629
North America	11,571	11,798	22,775	22,896
Taiwan	60	—	120	—
Korea	3,195	3,487	7,002	6,840
Europe	36	82	89	141

	$39,985	$34,965	$79,596	$67,506

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered.

Long-lived assets are primarily located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, projections regarding the following aspects of our future:

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

Rambus, RDRAM, XDR, RaSer, RaSerX and FlexIO are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this quarterly report are the property of their respective owners.

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

ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Elpida Memory, Inc.	Elpida
GDA Technologies, Inc.	GDA Technologies
Hynix Semiconductor, Inc.	Hynix
Hyundai Electronics Industries Co., Ltd.	Hyundai
Infineon Technologies AG	Infineon
Intel Corporation	Intel
Micron Technology, Inc.	Micron
NEC Corporation	NEC
NEC Electronics Corporation	NECEL
Samsung Electronics Co., Ltd.	Samsung
Siemens Nixdorf Informations System AG/FI	Siemens
Sony Corporation	Sony
Synopsys, Inc.	Synopsys
Tessera Technologies, Inc.	Tessera
Toshiba Corporation	Toshiba
Velio Communications, Inc.	Velio

Overview

Rambus Inc. creates a broad range of chip interface technologies that improve the time-to-market, performance and cost-effectiveness of our customers’ semiconductor and system products. Our products can be grouped into three major categories: patent licenses, memory interfaces and logic interfaces. Our patent licenses provide rights to elements of, or all of, our broad patent portfolio. Our memory interface technologies provide an interface between memory chips and logic chips. Our logic interface technologies provide an interface between two logic chips. Our licensed products are used in a broad range of computing, consumer electronics and communications applications.

As of July 20, 2005, our chip interface technologies are covered by 404 U.S. and international patents. In addition, as of July 20, 2005, we have 426 patent applications currently pending. These patent and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our interface technologies provide a lower risk, more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

We offer our semiconductor and system customers a number of alternatives for using our chip interface technologies in their products. First, we license some, or all, of the patents contained in our patent portfolio, for which we are paid royalties. Second, we develop chip interface designs and license elements of our patent portfolio, for which we are paid royalties and license fees. Third, we offer engineering implementation and support services, for which we are paid engineering services fees.

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

We have a high degree of customer concentration. For the quarter and six months ended June 30, 2005, revenues from our top five licensees accounted for approximately 74% and 72% of our revenues, respectively. This compares with the quarter and six months ended June 30, 2004 where revenues from our top five licenses accounted for approximately 73% and 76% of our revenues, respectively. For the quarter ended June 30, 2005, revenues from Intel, Elpida, NEC and Toshiba each accounted for greater than 10% of our total revenues. For the quarter ended June 30, 2004, revenues from Intel, Elpida and Toshiba each accounted for greater than 10% of total revenues.

Our revenue from companies headquartered outside of the United States accounted for 71% of our total revenues for the quarter and six months ended June 30, 2005, as compared to the quarter and six months ended June 30, 2004 when our revenue from outside of the United States accounted for 66% of our total revenues. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.

For the last five years, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict during this time and we anticipate future litigation expenses to continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue would likely decline.

Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations (unaudited):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues:
Contract revenues	13.5%	15.3%	15.1%	15.4%
Royalties	86.5%	84.7%	84.9%	84.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	12.4%	14.2%	13.3%	15.1%
Research and development	24.8%	22.7%	23.3%	22.7%
Marketing, general & administrative	23.8%	19.2%	23.7%	20.4%
Litigation expense	25.0%	13.6%	26.5%	13.2%

Total costs and expenses	86.0%	69.7%	86.8%	71.4%

Operating income	14.0%	30.3%	13.2%	28.6%
Interest and other income, net	8.5%	6.3%	7.0%	9.3%

Income before income taxes	22.5%	36.6%	20.2%	37.9%
Provision for income taxes	9.1%	12.8%	7.9%	13.3%

Net income	13.4%	23.8%	12.3%	24.6%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total Revenues (in millions)
Contract revenue	$5.4	$5.4	0.0%	$12.0	$10.4	15.4%
Royalties	$34.6	$29.6	16.9%	$67.6	$57.1	18.4%

Total revenues	$40.0	$35.0	14.3%	$79.6	$67.5	17.9%

In general, we recognize revenue on XDR and FlexIO contracts using the percentage-of-completion method of accounting. We began recognizing revenue on one of our RaSer contracts during the quarter ended September 30, 2004 using the percentage-of-completion method of accounting. For the quarter ended June 30, 2005, as compared to the same period in 2004, contract revenue was unchanged. The increase in recognition of revenue during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was mostly a result of progress-to-completion and amendments to existing XDR and FlexIO contracts which increased the value of the contracts. We believe that contract revenues will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed under the contracts accounted for using the percentage-of-completion method of accounting and by amendments to existing, as well as new, contracts booked in the future.

In the quarter and six months ended June 30, 2005, our largest category of royalties was related to the license of our patents for SDRAM and DDR-compatible products. Royalties increased by approximately $5.7 million for SDRAM and DDR-compatible products in the quarter ended June 30, 2005 and $11.8 million for the six months ended June 30, 2005 as compared to the same periods, primarily due to increased shipment volumes of SDRAM and DDR controllers and higher fixed quarterly payments associated with DRAM.

As of June 30, 2005, SDRAM and DDR-compatible royalties were based on a percentage of the licensee’s revenue with the exception of one contract that allowed for fixed quarterly payments until there was a favorable resolution to pending litigation. As of June 30, 2004, SDRAM and DDR-compatible royalties were based on a percentage of the licensee’s revenue with the exception of two contracts that allowed for fixed quarterly payments until there was a favorable resolution to pending litigation. On March 21, 2005, we granted to Infineon a worldwide license to our existing and future patents and patent applications for use in Infineon memory products. In exchange, Infineon will pay, and we expect to recognize, a quarterly license fee of $5.85 million starting by November 15, 2005. Beginning November 15, 2007, and only if we enter into additional specified licensing agreements with certain other DRAM manufacturers, Infineon will make additional quarterly payments which may accumulate up to a maximum of an additional $100 million.

Most of the contracts related to the license of Rambus’ patents for SDRAM and DDR-compatible products have expired or will expire in 2005. Four contracts expired on March 31, 2005 of which one was renewed during the quarter ended June 30, 2005; one contract expired on June 30, 2005 but was subsequently extended for one year by way of amendment; we terminated one contract prior to its anticipated expiration date of June 30, 2005; and one contract will expire on September 30, 2005. Pursuant to the terms of each expiring contract, we expect to receive payment and recognize revenue in the quarter after the contract expires. As previously announced, our’ license with NEC was among the ones that expired on March 31, 2005 which was renewed with NECEL. We expect the first payment associated with this contract renewal in the third quarter of 2005.

We are in negotiations with certain of these licensees to renew these contracts. There can be no assurance that we will be able to renew these agreements in a timely manner, or at all, or that such agreements if renewed, will have terms beneficial to us. We expect SDRAM and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. We estimate that SDRAM and DDR-compatible royalties will decrease in the third quarter of 2005 as compared to the second quarter of 2005. The estimated decline is primarily due to possible delays in renewing contracts, if at all, with certain licensees. In the fourth quarter of 2005, we anticipate that revenue from SDRAM and DDR-compatible products will increase as compared to the third quarter of 2005 primarily as a result of the first quarterly license fee of $5.85 million from Infineon.

The Intel patent cross-license agreement represented the second largest category of royalties in the quarter and six months ended June 30, 2005 and 2004. Royalties under this agreement were unchanged in the quarter and six months ended June 30, 2005 as compared to the same periods in 2004. We expect to continue recognizing revenue from this agreement through June 30, 2006, at which time, Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which we own applications as of that date.

Royalties from RDRAM memory chips and controllers decreased during the quarter and six months ended June 30, 2005 as compared to the same periods in 2004 by approximately $1.6 million and $2.2 million, respectively, as a result of lower shipment volumes of both controllers and memory chips. In the future, we expect RDRAM royalties will continue to vary from period to period based on our licensees’ reported shipment volumes, sales prices, and product mix.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Engineering costs (in Millions)
Cost of contract revenues	$5.0	$5.0	0.0%	$10.6	$10.2	3.9%
Research and development	$9.9	$7.9	25.3%	$18.5	$15.4	20.1%

Total Engineering costs	$14.9	$12.9	15.5%	$29.1	$25.6	13.7%

For the quarter ended June 30, 2005 as compared to the same period in 2004, the increase in total engineering costs was a result of a net increase in depreciation and amortization of intangible assets cost (approximately $1.4 million) and an increase in compensation associated with additional headcount (approximately $0.5 million). The net increase in depreciation was due primarily to an increase in purchased software tools. The increase in amortization of intangible assets costs was primarily due to our purchase of serial link intellectual property from Cadence during the quarter ended September 30, 2004 and certain proprietary digital core designs from GDA Technologies during the quarter ended June 30, 2005.

For the six months ended June 30, 2005 as compared to the same period in 2004, the increase in total engineering costs was a result of an increase in depreciation and amortization of intangible asset costs (approximately $2.7 million), and an increase in compensation associated with additional headcount (approximately $1.0 million). The increase in depreciation was due primarily to an increase in software tools. The increase in amortization of intangible assets costs was primarily due to the Cadence and GDA Technologies purchases mentioned above.

For the quarter ended June 30, 2005, as compared to the same period in 2004, cost of contract revenues was relatively unchanged. We believe that in the future, cost of contract revenues may vary based on the nature of engineering deployed as part of our ongoing contractual requirements in any given period.

For the six months ended June 30, 2005, as compared to the same period in 2004, the increase in cost of contract revenues was primarily a result of an increase in the amount of customer specific work associated with our RaSer products (approximately $0.7 million) and amortization resulting from the acquisitions of certain intangible assets from GDA Technologies and Velio (approximately $0.3 million) offset in part by a decrease in the amount of customer specific work associated with XDR and FlexIO contract obligations (approximately $0.7 million).

For the quarter ended June 30, 2005 as compared to the same period in 2004, the increase in research and development was primarily a result of the increase in total engineering costs. For the six months ended June 30, 2005 as compared to the same period in 2004, the increase in research and development was primarily a result of the increase in total engineering costs partially offset in part by the increase in cost of contract revenue. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. A change in engineering headcount deployment in any given period will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue.

On April 15, 2005, we acquired from GDA Technologies certain proprietary digital core designs assets. Specifically, we acquired digital core designs compatible with PCI Express, Ethernet, SPI-4, USB and SATA protocols, as well as additional products that are currently in development. We hired 38 employees as a result of the acquisition, of which, approximately 34 are engineers resulting in $0.6 million of expense in quarter ending June 30, 2005.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Marketing, general and administrative costs (in millions)
Marketing, general and administrative costs	$9.5	$6.7	41.8%	$18.9	$13.8	37.0%
Litigation Expense	$10.0	$4.8	108.3%	$21.1	$8.9	137.1%

Total Marketing, general and administrative costs	$19.5	$11.5	69.6%	$40.0	$22.7	76.2%

The increase in total marketing, general and administrative costs including litigation expense for the quarter ended June 30, 2005 as compared to the same period in 2004 was primarily due to increased expenses associated with the defense of our intellectual property (approximately $5.2 million), stock-based compensation costs associated with the restricted stock grant to our CEO (approximately $1.3 million) and investments in sales and marketing headcount (approximately $0.5 million). We expect to recognize additional stock-based compensation costs of approximately $0.3 million in the quarter ended September 30, 2005 related to our prior grant of restricted stock.

The increase in total marketing, general and administrative costs including litigation expense for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to increased expenses associated with the defense of our intellectual property (approximately $12.2 million), stock-based compensation costs associated with the restricted stock grant to our CEO in the first quarter of 2005 (approximately $2.4 million) and investments in sales and marketing (approximately $1.3 million) which included headcount additions, public relations, market research and marketing events.

In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary significantly from period to period due to the volatility of litigation activities. We expect such costs will increase in 2005 relative to 2004 as we continue to engage in simultaneous private litigation in multiple jurisdictions.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Interest and other income, net (in millions)
Interest and other income, net	$3.4	$2.2	54.5%	$5.5	$6.3	(12.7%)

Interest and other income, net consists primarily of gains on the sale of equity investments and interest income from our investments. In the quarter ended June 30, 2005, as compared to the same period in 2004, the increase was primarily due to higher interest income (approximately $2.4 million) because of higher cash and marketable security balances and higher interest rates. The increase in 2005 was offset in part by a decrease due to 2004 pre-tax gains on the proceeds from the letter of credit associated with a building we had sublet (approximately $0.5 million) and a pre-tax gain related to the sale of the remaining 15% of our investment in Tessera (approximately $0.4 million).

In the six months ended June 30, 2005, as compared to the same period in 2004, the decrease in interest and other income, net was primarily due to a gain on the sale of our investment in Tessera in 2004 (approximately $3.6 million) and a pre-tax gain in 2004 from a default on a sublease of our former headquarters (approximately $0.5 million), offset in part by an increase in interest income (approximately $3.3 million) primarily due to higher cash and marketable securities balances as a result of the convertible note offering in the first quarter of 2005.

Subsequent to the balance sheet date, on July 20, 2005, Rambus purchased $60 million face value of its outstanding convertible notes, for a price of approximately $50 million. The gain of approximately $10 million, less unamortized note issuance costs of approximately $1.3 million will be recognized as other income in the Consolidated Condensed Statement of Operations in the quarter ending September 30, 2005. Cash and cash equivalents and investments in Marketable securities will decrease as a result of the purchase with the consequence that there may also be a reduction of interest and other income in the future.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Provision for income taxes (in millions)
Provision for income taxes	$3.7	$4.5	(17.8%)	$6.3	$9.0	(30.0%)

In the quarter ended June 30, 2005, the provision for income taxes decreased compared to the same period in 2004 primarily due to a decrease in income before taxes partially offset by an increase in our effective tax rate to 40.6% as compared with a rate of 35% for the comparable period in 2004. In the six months ended June 30, 2005, the provision for income taxes decreased compared to the same period in 2004 due to a decrease in income before taxes partially offset by an increase in our estimated annual effective tax rate to 39% as compared with a rate of 35% for the comparable period in 2004.

At June 30, 2005, our balance sheet included net deferred tax assets of approximately $86.0 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating loss carryovers and tax credits. In the six months ended June 30, 2005, our net deferred tax assets decreased by $2.7 million due primarily to the utilization of certain deferred tax assets offset by an increase in our deferred tax assets resulted from employees’ exercise of stock options.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependent on sufficient levels of future taxable income and other factors.

Stock Repurchase Program

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, our Board has authorized the purchase of up to 14.1 million shares of our outstanding Common Stock over an undefined period of time. As of June 30, 2005, we had repurchased

11.6 million shares of our Common Stock at an average price per share of $13.02. As of June 30, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of our outstanding Common Stock. The purchase price for the shares of our common stock repurchased was reflected as a reduction to stockholders’ equity. After reviewing the alternatives presented in Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we have chosen to allocate the purchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

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

We recognize royalty revenues upon notification by our licensees if collectibility is probable. The terms of the royalty agreements generally require licensees to give us notification and to pay us royalties within 60 days of the end of the quarter during which the sales occur. From time to time, we engage accounting firms independent of our independent registered public accounting firm to perform, on our behalf, periodic audits of some of our licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined.

SDRAM-compatible and DDR-compatible Patent Licenses.    SDRAM-compatible and DDR-compatible patent licenses generally provide for the payment of fees, which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. Most of the contracts related to the license of our patents for SDRAM and DDR-compatible products have expired or will expire in 2005. Four contracts expired on March 31, 2005 of which one was renewed during the quarter ended June 30, 2005; one contract expired on June 30, 2005 but was subsequently extended for one year by way of amendment; we terminated one contract prior to its anticipated expiration date of June 30, 2005; and one contract will expire on September 30, 2005. Pursuant to the terms of each expiring contract, we expects to receive payment and recognize revenue in the quarter after the contract expires. As previously announced, we license with NEC was among the ones that expired on March 31, 2005 and which was renewed with NECEL. We expect the first payment associated with this contract renewal in the third quarter of 2005. We are in negotiations with licensees to renew these contracts.

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

Litigation

As of June 30, 2005, we are involved in certain legal proceedings, as discussed in Note 9 titled “Litigation and Asserted Claims” of our Notes to Unaudited Consolidated Condensed Financial Statements. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position, and cash flows. We recognize litigation expenses in the period in which the litigation services were provided.

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

At June 30, 2005, our balance sheet included net deferred tax assets of approximately $86.0 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating loss carryovers and tax credits.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2005	2004
Cash flows (in millions)
Net cash provided by operating activities	$19.1	$24.9
Net cash used in investing activities	$(221.1)	$(42.9)
Net cash provided by financing activities	$223.8	$19.0

Operating Activities

Cash generated by operating activities in the six months ended June 30, 2005 was primarily the result of net income of $9.8 million adjusted for certain non-cash items including depreciation (approximately $4.3 million), amortization of intangible assets and note issuance costs (approximately $2.6 million), amortization of stock-based compensation (approximately $2.4 million) and an increase in the tax benefit of stock options exercised (approximately $2.4 million). In addition, accounts and taxes payable, accrued salaries and benefits and other accrued liabilities increased by (approximately $5.6 million) primarily due to an increase in legal expenses. This cash generated by operating activities was partially offset by a net decrease in deferred revenue (approximately $9.2 million) and a decrease in accounts receivable of (approximately $0.2 million). The net decrease in deferred revenue represents revenues recognized in excess of contract billings, primarily related to the revenue associated with our XDR and FlexIO contracts which we expect to continue recognizing through 2005.

Cash generated by operating activities in the six months ended June 30, 2004 was primarily the result of net income (approximately $16.6 million) adjusted for certain non-cash items including depreciation (approximately $2.2 million), a decrease in accounts receivable (approximately $9.8 million) primarily related to payments for XDR and Redwood interface contracts and an increase of the tax benefit of stock options exercised (approximately $21.9 million). This cash generated from operations was partially offset by an increase in prepaid, deferred taxes and other assets (approximately $17.3 million) and by a net decrease in deferred revenue (approximately $7.7 million). The decrease in deferred revenue represents revenues recognized in excess of contract billings.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2005 primarily consisted of net purchases of marketable securities (approximately $212.8 million) resulting from the investment of a portion of the net proceeds from the issuance of convertible debt. In addition, $5.4 million was used to acquire a portion of GDA including certain proprietary digital core designs and $5.7 million was used for the purchase of property and equipment, including computer and software purchases in the United States and computer equipment, software, leasehold improvements and office equipment and furniture for a new facility in India. Restricted investments decreased (approximately $2.8 million) due to the settlement in the Infineon case as discussed in Note 9 titled “Litigation and Asserted Claims” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q.

Cash used in investing activities in the six months ended June 30, 2004 primarily consisted of net purchases of marketable securities (approximately $43.7 million) and the purchases of property and equipment. Investing activities also included cash proceeds received on the sale of 85% of our investment in Tessera (approximately $5.6 million).

Financing Activities

Net cash provided by financing activities was $223.8 million in the six months ended June 30, 2005. We received net proceeds from the issuance of convertible debt (approximately $292.8 million) and net proceeds from the issuance of Common Stock associated with exercises of employee stock options and Common Stock issued under our employee stock purchase plan (approximately $6.0 million). This cash provided from the issuance of convertible notes and Common Stock was partially offset by $75.0 million we used to repurchase Common Stock.

For the six months ended June 30, 2004, we generated net proceeds from the issuance of Common Stock associated with the exercises of employee stock options and Common Stock issued under our employee stock purchase plan (approximately $33.0 million). This cash provided from the Common Stock was partially offset by $14.0 million we used to repurchase Common Stock.

Subsequent Liquidity Event

Subsequent to the balance sheet date, on July 20, 2005, Rambus repurchased $60 million face value of its outstanding convertible notes, for a price of approximately $50 million. The gain of approximately $10 million, less unamortized note issuance costs of approximately $1.3 million will be recognized as other income in the quarter ending September 30, 2005. Cash and cash equivalents and investments in Marketable securities will decrease as a result of the purchase with the consequence that there may also be a reduction of interest and other income in the future. In addition, Rambus may repurchase additional notes in the future as circumstances arise.

In conclusion, we currently anticipate that existing cash and cash equivalents will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We have also signed a lease for a facility in Chapel Hill through November 15, 2009, where our North Carolina employees relocated in June 2004 and for a lease for a design center in Bangalore, India through November 30, 2009. In addition, as a result of our recent acquisition of GDA Technologies, we acquired a lease for an additional facility in Bangalore India through March 31, 2007.

On February 1, 2005, we issued $300 million aggregate principal amount of convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank). We elected to pay the principal amount of the convertible notes in cash when they are due and the initial conversion price of the convertible notes is $26.84 per share. See Note 10 titled “Convertible Notes” to our Notes to Unaudited Consolidated Condensed Financial Statements for the terms of these notes.

As of June 30, 2005, our material contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Note	$300,000	$—	$—	$300,000	$—
Operating Leases	$34,215	$8,093	$12,763	$10,648	$2,711

Total	$334,215	$8,093	$12,763	$310,648	$2,711

Subsequent to the balance sheet date, on July 20, 2005, Rambus purchased $60 million face value of the outstanding convertible notes. Convertible debt outstanding and payable consequently reduced to $240 million.

RISK FACTORS

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM compatible and DDR compatible products in 2000-01, we became involved in litigation related to such efforts. As of March 31, 2005, we were in litigation with five such potential SDRAM compatible and DDR compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) that our patents are unenforceable based on various allegations concerning our alleged conduct in the 1990s and early 2000s, including that we engaged in litigation misconduct and/or acted improperly during our 1991-96 participation in the JEDEC standard setting organization.

For example, Hynix has now broadened its counterclaims to attempt to include our 1990s relationship with Intel and our alleged disparagement of DDR and SDRAM products in the 1990s. By way of further example, Micron and Hynix have alleged that we have unclean hands based on alleged litigation misconduct and document spoliation, allegations that overlap with those successfully used by Infineon to obtain the recent dismissal of Rambus patent claims in the Rambus case against Infineon in Virginia. Samsung and other defendants have asserted or can be expected to assert similar claims. There can be no assurance that such claims will not again be successfully used to defeat or limit Rambus patent or other claims. In addition, we have recently discovered potentially relevant and recoverable data on numerous computer back-up tapes. While our analysis of the contents and circumstances of these tapes is ongoing, there can be no assurance that the fact of such a discovery or the contents of the tapes will not harm or further delay our on going litigation.

There can be no assurance that parties will not succeed with such claims against us or that they will not in some other way establish broad defenses against our patents or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration. Among other things, there can be no assurance that we will succeed in negotiating future settlements or licenses on terms better than those recently extended in our most recent settlement. There can be no assurances that the circumstances under which we negotiated our most recent settlement will turn out to be significantly different from the circumstances of future cases and future settlements, although we currently believe that significant differences do exist.

Any of these matters, whether or not determined in our favor or settled by us, is costly, will tend to discourage future design partners, will tend to impair adoption of our existing technologies and diverts the efforts and attention of our management and technical personnel from normal business operations. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights, beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Failure to achieve positive results in litigation will also result in a failure to trigger certain contractual provisions which would convert certain flat rate royalty arrangements to per unit royalties. Any or all of these adverse results could cause a substantial decline in our revenues.

An adverse resolution by or with a governmental agency, such as the Federal Trade Commission or the European Patent Office, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenues to decline substantially.

If there were an adverse determination by, or other resolution with, a government agency, we may be limited in enforcing our intellectual property rights and in obtaining licenses, which would cause our revenues to decline substantially. For example, in June 2002, the FTC filed a complaint against us alleging, among other things, which we had failed to disclose certain patents and patent applications during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing our intellectual property rights in patents with a priority date prior to June 1996. Although the initial decision in the FTC proceeding supported Rambus and dismissed the complaint, that initial decision has been appealed by the FTC staff and may be reversed by the FTC or subject to some future compromise given developments in that case or the totality of circumstances we face. Among other things, the FTC has recently permitted a partial re-opening of the record. The European Commission has directed inquiries to us relating to similar topics. If proceedings by one of these agencies, or any other governmental agency, resulted in a resolution that could limit our ability to enforce or license our intellectual property, our revenues could decline substantially.

On May 13, 2004, the Technical Appeals Board of the European Patent Office issued its written opinion as to the revocation of European Patent No. 0525068. In addition, on January 13, 2005, an opposition board of the European Patent Office revoked our European Patent No. 004956, and issued its written decision on February 9, 2005. We are appealing this decision to an appellate panel of the European Patent Office, however, this result leaves us with one remaining issued patent in Europe relating to DDR DRAM memory products, which patent is currently subject to a pending opposition proceeding. If a sufficient number of our other patents are similarly impaired or revoked, our ability to enforce or license our intellectual property would be significantly impaired and would cause our revenues to decline substantially.

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

Many of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. We have implemented a royalty audit program, which consists of periodic royalty audits of our major licensees, using accounting firms that are independent of our independent registered public accounting firm, PricewaterhouseCoopers LLP. We have performed royalty audits from time to time but we primarily rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. The result of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits or dispute resolutions may result in us missing analyst estimates and causing our stock price to decline. Royalty audits may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

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

For the quarter and six months ended June 30, 2005, revenues from our top five licensees accounted for approximately 74% and 72% of our revenues, respectively. This compares with the quarter and six months ended June 30, 2004 where revenues from our top five licenses accounted for approximately 73% and 76% of our revenues, respectively. For the quarter ended June 30, 2005, revenues from Intel, Elpida, NEC and Toshiba each accounted for greater than 10% of our total revenues. In addition, for the quarter ended June 30, 2004, revenues from Intel, Elpida and Toshiba each accounted for greater than 10% of total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

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

Most of the contracts related to the license of our patents for SDRAM and DDR-compatible products have expired or will expire in 2005. Four contracts expired on March 31, 2005 of which one was renewed during the quarter ended June 30, 2005; one contract expired on June 30, 2005 but was subsequently extended for one year by way of amendment; we terminated one contract prior to its anticipated expiration date of June 30, 2005; and one contract will expire on September 30, 2005. Pursuant to the terms of each expiring contract, we expect to receive payment and recognize revenue in the quarter after the contract expires. As previously announced, we license with NEC was among the ones that expired on March 31, 2005 and which was renewed with NECEL. We expect the first payment associated with this contract renewal in the third quarter of 2005. We are in negotiations with licensees to renew these contracts.

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

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	a substantial portion of our cash flow from operations will be dedicated to the payment of the principal of our indebtedness as we are required to pay the principal amount of the convertible notes in cash when due;

•	if we elect to pay any premium on the convertible notes with shares of our common stock or we are required to pay a “make-whole” premium with our shares of common stock, our existing stockholders’ interest in us would be diluted; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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

For the quarters and six months ended June 30, 2005 and 2004, revenues from our international operations constituted approximately 71% and 66% of our total revenues, respectively. We currently have international operations in India (design), Japan (sales), Taiwan (sales) and Germany (sales). As a result of our continued focus on our international operations, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

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

In the quarter and six months ended June 30, 2005, royalties accounted for over 87% and 85%, of our total revenues, respectively, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is probable. Royalties are also dependent upon fluctuating sales volumes and prices of licensed chips that include our technology, all of which are beyond our ability to control or assess in advance. In addition, royalty revenues are affected by the seasonal shipment patterns of systems incorporating our interface products, or by a system company change in its source of licensed chips, and the new source’s different royalty rates. We estimate that SDRAM and DDR-compatible royalties will decrease in the third quarter of 2005 as compared to the second quarter of 2005. The estimated decline is primarily due to possible delays in renewing contracts, if at all, with certain licensees and a reduction in the amortization of fees received from contracts signed in 2000 and 2001. In the fourth quarter of 2005, we anticipate that revenue from SDRAM and DDR-compatible products will increase as compared to the third quarter of 2005 primarily as a result of the first quarterly license fee of $5.85 million from Infineon.

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

While we have evaluated our internal controls system as of December 31, 2004 and complied with the management certification and our Independent Register Public Accounting Firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our Annual Report on Form 10-K for the year ended December 31, 2004, we may not continue to meet such certification and attestation requirements annually. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, or if our independent registered public accounting firm does not timely attest to the evaluation, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market, which could adversely affect our financial results and the market price of our common stock.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. Short-term and long-term marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax.

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

The fair market value of the zero coupon senior convertible notes is subject to interest rate risk and market risk due to the convertible feature of these notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of these convertible notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of these convertible notes but do not impact our financial position, cash flow, or results of operations.

The table below summarizes the book value, fair value, unrealized losses and related weighted average interest rates for our marketable securities portfolio as of June 30, 2005 and December 31, 2004 (in thousands, except percentages).

	June 30, 2005
	Fair Value	Book Value	Unrealized Gain/(Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$348,848	$349,847	$(999)	3.30%
Corporate notes and bonds	50,604	51,431	(827)	2.47%
Municipal notes and bonds	1,343	1,345	(2)	2.28%

Total marketable securities	$400,795	$402,623	$(1,828)

	December 31, 2004
	Fair Value	Book Value	Unrealized Gain/(Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$109,506	$110,472	$(966)	2.09%
Corporate notes and bonds	69,579	70,297	(718)	2.33%
Municipal notes and bonds	8,965	8,970	(5)	2.03%

Total marketable securities	$188,050	$189,739	$(1,689)

Item 4.    Controls and Procedures

Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 9 titled “Litigation and Asserted Claims” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q.

Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, our Board has authorized the purchase of up to 14.1 million shares of our outstanding Common Stock over an undefined period of time. There were no repurchases in the quarter ended June 30, 2005. As of June 30, 2005, we had repurchased 11.6 million shares of our Common Stock at an average price per share of $13.02. As of June 30, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of our outstanding Common Stock.

Item  3.     Defaults Upon Senior Securities—Not Applicable

Item  4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 3, 2005 (the Annual Meeting). At the Annual Meeting, stockholders voted on two matters: (i) the election of four Class II directors for a term of two years expiring at our annual meeting in 2007, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2005. The stockholders elected the nominees of the Corporate Governance/Nominating Committee as the Class II directors and ratified the appointment of the independent registered public accounting firm by the following votes:

(i)	Election of four Class II directors for a term of two years expiring in 2007:

	Votes For	Votes Withheld
J. Thomas Bentley	73,760,860	8,695,721
P. Michael Farmwald	72,647,157	9,809,424
Kevin Kennedy	72,707,095	9,749,486
Geoff Tate	72,472,791	9,983,790

The term for Class I continuing directors (Bruce Dunlevie, Mark Horowitz, Harold Hughes, David Mooring and Abraham D. Sofaer) will expire at the annual meeting of stockholders to be held in 2006. William Davidow currently serves as a director emeritus.

(ii)	Ratification of appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstentions
81,422,147	795,926	238,508

There were 99,254,489 shares issued, outstanding and eligible to vote at the meeting.

Item  5.     Other Information

In May 2005, our Board of Directors formed a legal affairs committee to assist the Board of Directors and management in managing litigation matters. The chair of the committee is paid an annual retainer, in quarterly installments, of $30,000.

Item  6.     Exhibits

Please refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.
August 2, 2005 Date:	/S/ ROBERT K. EULAU By: Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3	Amended and Restated Bylaws of Registrant dated April 13, 2005.
4.1(3)	Form of Registrant’s Common Stock Certificate.
4.2(4)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.
4.3(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank, as rights agent.
4.3.2(6)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and EquiServe Trust Company, N.A., as successor to Fleet National Bank.
4.4(7)	Common Stock Purchase Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of Registrant’s common stock.
4.5(18)	Indenture, dated as of February 1, 2005, between Registrant and U.S. Bank National Association, a national banking association.
4.6(18)	Form of Note (included in Exhibit 4.5).
4.7(18)	Registration Rights Agreement, dated as of February 1, 2005, between Registrant and the initial purchasers named therein.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(8)(9)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.
10.3(9)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.
10.4(11)	1997 Stock Plan (as amended and restated as of July 10, 2003).
10.5(10)	1997 Employee Stock Purchase Plan and related forms of agreements.
10.6(3)	Standard Office Lease, dated as of March 10, 1991, between Registrant and South Bay/Latham.
10.7(12)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos - El Camino Associates, LLC.
10.8(12)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.
10.9(12)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.
10.10(13)	Office Sublease, dated as of May 8, 2000 between Registrant and Muse Prime Software, Inc.
10.11(14)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).
10.12(8)(15)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant Intel Corporation.
10.13(16)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.
10.14(8)(17)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10.15(8)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment, Inc.
10.16(8)(17)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.
10.17(19)	Settlement and License Agreement dated March 21, 2005, between Registrant and Infineon Technologies AG, filed herewith.

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(3)	Incorporated by reference to the Form S-1/A filed on April 24, 1997.
(4)	Incorporated by reference to the Form S-1/ filed on March 6, 1997.
(5)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(6)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Confidential treatment was granted with respect to this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(9)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(10)	Incorporated by reference to the Registration Statement on Form S-8 filed June 6, 1997.
(11)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.
(12)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(13)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(14)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002.
(15)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(17)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(18)	Incorporated by reference to the Form S-3 filed on April 29, 2005.
(19)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.