Form 10-Q
period 2005-09-30
RAMBUS INC
filed 2005-11-03
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 100,048,256 as of October 17, 2005.

RAMBUS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$56,144	$48,310
Marketable securities	88,973	89,483
Accounts receivable	1,329	1,435
Prepaid and deferred taxes	13,703	13,861
Prepaids and other current assets	5,168	4,094

Total current assets	165,317	157,183
Property and equipment, net	20,542	17,578
Marketable securities, long-term	242,906	98,567
Restricted investments	2,274	5,067
Deferred taxes, long-term	63,387	75,295
Purchased intangible assets, net	22,294	21,765
Other assets	8,210	1,269

Total assets	$524,930	$376,724

LIABILITIES
Current liabilities:
Accounts payable	$4,110	$6,880
Income taxes payable	13	200
Accrued salaries and benefits	3,950	3,907
Other accrued liabilities	11,342	6,457
Deferred revenue	4,963	19,271

Total current liabilities	24,378	36,715
Deferred revenue, less current portion	7,905	4,552
Convertible notes	195,000	—
Other long-term liabilities	1,991	—

Total liabilities	229,274	41,267

Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at September 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 100,045,015 shares at September 30, 2005 and 102,971,000 shares at December 31, 2004	100	103
Additional paid-in capital	331,499	341,080
Accumulated deficit	(34,381)	(4,848)
Accumulated other comprehensive loss	(1,562)	(878)

Total stockholders’ equity	295,656	335,457

Total liabilities and stockholders’ equity	$524,930	$376,724

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Contract revenues	$7,983	$8,276	$19,972	$18,704
Royalties	28,031	30,483	95,637	87,561

Total revenues	36,014	38,759	115,609	106,265

Costs and expenses:
Cost of contract revenues	4,455	4,543	15,024	14,734
Research and development	10,598	8,841	29,123	24,197
Marketing, general and administrative (Includes stock-based compensation of $267 and $2,689 in the quarter and nine months ended September 30, 2005, respectively and $0 in the quarter and nine months ended September 30, 2004)	17,033	14,727	57,011	37,406

Total costs and expenses	32,086	28,111	101,158	76,337

Operating income	3,928	10,648	14,451	29,928
Interest and other income, net	21,202	1,149	26,745	7,452

Income before income taxes	25,130	11,797	41,196	37,380
Provision for income taxes	10,634	1,410	16,900	10,364

Net income	$14,496	$10,387	$24,296	$27,016

Net income per share:
Basic	$0.15	$0.10	$0.24	$0.27

Diluted	$0.14	$0.10	$0.23	$0.24

Number of shares used in per share calculations:
Basic	99,944	101,875	99,939	101,781

Diluted	103,211	107,573	104,056	110,441

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$24,296	$27,016
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	2,806	28,695
Depreciation	6,741	3,911
Amortization of intangible assets and note issuance costs	4,064	1,580
Gain on repurchase of convertible notes	(18,613)	—
Gain on sale of investments	—	(3,598)
Amortization of deferred stock-based compensation	2,689	—
Change in operating assets and liabilities:
Accounts receivable	106	8,521
Prepaids, deferred taxes and other assets	10,868	(23,605)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	163	4,988
Increases in deferred revenue	13,909	12,244
Decreases in deferred revenue	(24,864)	(24,508)

Net cash provided by operating activities	22,165	35,244

Cash flows from investing activities:
Purchases of property and equipment	(6,905)	(10,838)
Purchase of intangible assets	—	(11,069)
Acquisition of business	(5,434)	—
Purchases of marketable securities	(273,895)	(127,681)
Maturities of marketable securities	129,494	82,623
Decrease (increase) in restricted investments	2,793	(240)
Proceeds from sale of investment	—	5,598

Net cash used in investing activities	(153,947)	(61,607)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock under stock option plan and stock purchase plan	6,092	34,494
Repurchase of Common Stock	(75,000)	(21,653)
Repurchase of Convertible Notes	(84,113)	—
Net proceeds from issuance of Convertible Notes	292,750	—

Net cash provided by financing activities	139,729	12,841

Effect of exchange rates on cash and cash equivalents	(113)	(40)

Net increase (decrease) in cash and cash equivalents	7,834	(13,562)
Cash and cash equivalents at beginning of period	48,310	42,005

Cash and cash equivalents at end of period	$56,144	$28,443

Non-Cash Investing and Financing Activities:
Property and equipment acquired under installment payment arrangement	$2,800	—

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

2.    Significant Accounting Policies and Recent Accounting Pronouncements

Stock-Based Compensation

Rambus accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options are generally granted with exercise prices equivalent to fair market value, and accordingly no compensation expense is recognized. When stock options are granted with exercise prices below fair market value, the difference between fair market value and exercise price is recognized as employee stock-related compensation expense.

On January 10, 2005, Rambus granted 125,000 shares of restricted stock to its CEO. The price of the underlying shares is $0.001 per share. Rambus recorded deferred stock-based compensation of $2.7 million based on the fair market value of Rambus’ common stock on the date of grant. The deferred stock-based compensation was amortized ratably over the vesting period and a total of $0.3 million and $2.7 million was recorded in marketing, general and administrative expense in the third quarter and nine months ended September 30, 2005, respectively. There was no outstanding deferred stock-based compensation balance as of September 30, 2005.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Rambus complies with the disclosure provisions as required under Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” issued in December 2002. If Rambus had recognized employee compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called stock awards), at the grant date consistent with the methodology prescribed under SFAS No. 123, Rambus’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$14,496	$10,387	$24,296	$27,016
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	154	—	1,586
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(8,102)	(9,157)	(24,169)	(27,756)

Pro forma net income (loss)	$6,548	$1,230	$1,713	$(740)

Basic income (loss) per share
As reported	$0.15	$0.10	$0.24	$0.27
Pro forma	$0.07	$0.01	$0.02	$(0.01)
Diluted income (loss) per share
As reported	$0.14	$0.10	$0.23	$0.24
Pro forma	$0.06	$0.01	$0.02	$(0.01)
Number of shares used in the pro forma per share calculations:
Basic	99,944	101,875	99,939	101,781

Diluted(1)	103,211	107,573	104,056	101,781

Note 1: If the pro forma disclosures result in a net loss, the diluted shares used in the pro forma per share calculations for diluted pro forma loss per share are the same as the basic shares. Using the actual diluted shares would be anti-dilutive.

For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized ratably to expense over the awards’ vesting period. The effects of applying SFAS No. 123 on the pro forma disclosures for the quarter and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the effects on pro forma disclosures in future periods.

For the quarter and nine months ended September 30, 2005, Rambus used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation. For the quarter and nine months ended September 30, 2004, Rambus used historical volatility for the computation of stock-based compensation.

Recent Accounting Pronouncements

In June 2004, FASB ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies and Recent Accounting Pronouncements (continued)

for investments that are deemed to be temporarily impaired. In September 2004, FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Pending issuance of new guidance, Rambus has not yet determined the full impact of EITF 03-1 on Rambus’ consolidated financial statements.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF Issue No. 04-8 was effective for periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported diluted earnings per share. Under EITF Issue No. 04-8, convertible notes are included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. Rambus considered EITF Issue No. 04-8 in relation to the $300 million aggregate principal amount of convertible notes issued on February 1, 2005 and concluded that the adoption of EITF Issue No. 04-8 did not have an impact on previously reported financial statements as the shares were deemed to be anti-dilutive. Shares issuable under the provisions of the convertible notes were also excluded from the computation of diluted earnings per share for the quarter and nine months ended September 30, 2005 as the shares were anti-dilutive.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. Rambus is evaluating the requirements of SFAS No. 123R and SAB 107 and expects that the adoption of SFAS No. 123R on January 1, 2006 will have a material impact on Rambus’ consolidated results of operations and earnings per share. Rambus has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.    Significant Accounting Policies and Recent Accounting Pronouncements (continued)

estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Rambus is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29” which eliminates the “similar productive assets” exception to fair value measurement for exchanges of nonmonetary assets and replaces it with a “commercial substance” threshold. The provisions of this statement is effective for fiscal periods beginning after June 15, 2005. Rambus does not believe it will have a material impact on its consolidated results of operations and financial condition.

3.    Revenue Recognition

Rambus’ revenues consist of royalty revenues and contract revenues generated from the following seven types of agreements with semiconductor companies, system companies and certain reseller arrangements: (1) SDRAM and DDR-compatible patent licenses, which are licenses that cover the use of Rambus’ patents in various memory chips, including SDRAM and DDR, and in some cases, DDR2 and/or other memory types, and controllers which control such memory, (2) a patent cross-license with Intel, (3) XDR and FlexIO licenses, which are licenses for chips fully compatible with Rambus’ XDR and FlexIO interfaces, (4) DDR2 interface cell licenses, which are licenses for chips implemented with Rambus’ DDR memory interface, (5) RaSer licenses, which are licenses for Rambus’ RaSer interface that licensees integrate into their logic semiconductors, (6) RDRAM licenses, which are licenses for chips fully compatible with Rambus’ RDRAM memory interface, and (7) reseller arrangements, which are licenses between Rambus and the reseller to market, distribute and sublicense, and, in certain circumstances, fabricate Rambus’ interface technologies. Rambus does not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

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

SDRAM-compatible and DDR-compatible Patent Licenses.    SDRAM-compatible and DDR-compatible patent licenses generally provide for the payment of fees, which include compensation for use of Rambus’ patents from the time Rambus notifies the licensee of potential infringement. Accordingly, these fees are

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Revenue Recognition (continued)

classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. Contracts with four entities expired on March 31, 2005. Rambus has entered into new contracts with all four entities, one of which was an interim agreement. An additional contract expired on June 30, 2005 and was subsequently extended for one year. As previously announced, Rambus terminated another contract with Samsung prior to its anticipated expiration date of June 30, 2005. Another contract expired on September 30, 2005. Pursuant to the terms of each expiring contract, Rambus expects to receive payment and recognize revenue through the quarter after the contract expires.

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

XDR and FlexIO Licenses.    XDR and FlexIO interface licenses currently provide for the payment of license fees and engineering fees, as well as royalties. Generally, Rambus recognizes license and engineering fees on XDR and FlexIO licenses using the percentage-of-completion method of accounting in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Rambus determines progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period. Part of these XDR and FlexIO license contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The fees are due on pre-determined dates and generally include significant fees early in the contract life.

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

Reseller Arrangements.    Reseller arrangements generally provide for the payment of license fees associated with the marketing, distribution and sublicensing, and in certain circumstances, fabricating of Rambus’ interface technologies. Rambus generally recognizes revenue ratably over the period in which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract.

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

4.    Acquisition

On April 15, 2005, Rambus completed the acquisition of a portion of GDA Technologies, Inc. (GDA Technologies) including certain proprietary digital core designs for a preliminary total of $6.4 million in cash, including transaction costs. Rambus did not have a pre-existing relationship with GDA Technologies before the

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Acquisition (continued)

acquisition. Under the terms of the purchase agreement, Rambus paid a total of $5.25 million in cash to GDA Technologies at the initial closing. Rambus is contractually obligated to pay out an additional $1.0 million in conjunction with its acquisition of intellectual property from GDA Technologies, and has recorded the corresponding accrual. In addition, Rambus paid $184,000 for legal fees incurred in connection with this transaction. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” As a result of the acquisition, Rambus recorded $3.7 million of purchased intangible assets and $2.7 million of goodwill. The valuation of the purchased intangible assets was determined based on their estimated fair values at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intangible assets. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses, and discount rates. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the investment, as well as the time value of money.

The preliminary purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:
Existing technology	$2,700
Non-competition agreement	100
Customer contracts and relationships	900
Goodwill	2,734

Total preliminary purchase price	$6,434

The purchased intangible assets are being amortized over useful lives of three to five years using the straight-line method. The useful life of existing technology was based on management estimates and the estimated length of economic benefit derived from the technology. The useful life of the non-competition agreement was based on the contractual term of the agreement. The useful life of customer contracts and related relationships was based on estimated customer attrition and technology obsolescence. Amortization expense was $222,000 and $407,000 in the quarter and nine months ended September 30, 2005, respectively.

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA Technologies’ products. The earn-out period is one year from the initial closing date and cash collection may occur up to one year beyond the earn-out period. Payment is earned based upon cash collections. A maximum of $5.0 million can be earned. Using guidance provided by SFAS No. 141, “Business Combinations,” Rambus concluded that the earn-out payment is a contingent payment and that the amount was not determinable. As a result, Rambus has not recorded a liability for the earn-out payment as of September 30, 2005. Any accruals for the earn-out payment will be recorded as adjustments to the purchase price and will result in increases to goodwill.

5.    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of any taxes.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Comprehensive Income (continued)

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$14,496	$10,387	$24,296	$27,016
Other comprehensive income (loss):
Foreign currency translation adjustments	(25)	(26)	(113)	(40)
Unrealized gain (loss) on marketable securities, net of tax	(509)	503	(571)	(961)

Other comprehensive income (loss)	(534)	477	(684)	(1,001)

Total comprehensive income	$13,962	$10,864	$23,612	$26,015

6.    Employee Stock Option Plans

Stock Option Program Description

Rambus officers and employees are eligible to participate in the 1997 Stock Plan. Employees who are not executive officers are also eligible to participate in the 1999 Stock Plan. The 1997 Stock Plan permits the Board of Directors of Rambus (Board) or the Compensation Committee of the Board to grant stock options, stock purchase rights and Common Stock Equivalents to employees, including executive officers, on such terms as the Board or the Compensation Committee may determine. The 1999 Stock Plan permits the Board or the Compensation Committee to grant stock options to employees on such terms as the Board or the Compensation Committee may determine. The Board or the Compensation Committee has authority to grant and administer stock options to all Rambus employees. The 1997 Stock Plan will expire in 2007 and the 1999 Plan will expire in 2009.

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

In addition, under the 1997 Stock Plan, the Board has delegated to two executive officers the authority to grant new hire options to non-executive officer employees. Each option granted to a new employee under this authority is subject to the following terms:

•	The grant date is the first business day of the month following the employee’s first day of work
•	The exercise price is Rambus’ closing price as quoted on NASDAQ on the day of grant
•	The grant must be within the range for the employee’s level as specified by the Board or Compensation Committee
•	No option grant, or series of related option grants shall be exercisable for in excess of 100,000 shares
•	The total number of shares for which options are issuable under this authority without further Board or Compensation Committee approval is 1,000,000 shares

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution of options granted and exercised during the periods presented (in thousands, except percentages; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Shares of common stock outstanding	100,045	101,749	100,045	101,749

Granted	274	565	2,559	1,212
Canceled	(264)	(475)	(1,130)	(651)

Net options granted	10	90	1,429	561

Grant dilution(1)	0.0%	0.1%	1.4%	0.6%
Exercised	161	239	895	3,657
Exercise dilution(2)	0.2%	0.2%	0.9%	3.6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options granted to the named executive officers(1)	—	—	250,000	160,000
Options granted to the named executive officers as a % of total options granted	0.0%	0.0%	9.8%	13.2%
Options granted to the named executive officers as a % of net options granted	0.0%	0.0%	17.5%	28.5%
Options granted to the named executive officers as a % of outstanding shares	0.0%	0.0%	0.2%	0.2%
Cumulative options held by named executive officers as a % of total options outstanding(2)	33.6%	30.8%	33.6%	30.8%

Note (1) Includes options for 250,000 shares of Rambus’ common stock granted to Harold Hughes who assumed the position of Chief Executive Officer as of January 9, 2005.

Note (2) Includes options held by Harold Hughes as of September 30, 2005 including those options granted to him during his time as a member of Rambus’ Board but before he became Chief Executive Officer.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

General Option Information

A summary of activity under all stock option plans is as follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2004	5,630,608	24,964,084	$16.25
Shares reserved	2,211,276	—	—
Options granted	(579,000)	579,000	$19.99
Options exercised	—	(279,987)	$7.03
Options canceled	207,791	(207,791)	$17.39

Outstanding as of March 31, 2005	7,470,675	25,055,306	$16.43

Options granted	(1,706,650)	1,706,650	$14.62
Options exercised	—	(454,458)	$4.72
Options canceled	657,673	(657,673)	$19.80

Outstanding as of June 30, 2005	6,421,698	25,649,825	$16.43

Options granted	(273,750)	273,750	$12.61
Options exercised	—	(160,611)	$4.70
Options canceled	264,734	(264,734)	$35.43

Outstanding as of September 30, 2005	6,412,682	25,498,230	$16.26

The following table summarizes information about outstanding and exercisable options as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25 – $ 4.67	2,539,418	5.08	$3.33	1,140,102	$3.35
$ 4.72 – $ 4.86	3,538,838	5.90	4.86	2,582,567	4.86
$ 5.93 – $ 9.30	2,696,494	6.54	8.29	1,555,899	8.45
$ 9.86 – $ 13.91	1,990,121	4.60	12.84	1,540,252	12.81
$ 14.00 – $ 14.94	2,623,827	7.51	14.68	899,076	14.81
$ 15.23 – $ 15.66	1,622,326	7.55	15.27	353,375	15.36
$ 15.67	2,797,366	4.05	15.67	2,797,366	15.67
$ 15.78 – $ 24.15	2,587,366	8.44	19.70	679,165	17.63
$ 25.16 – $ 31.16	2,707,716	8.18	25.81	292,249	27.91
$ 31.30 – $ 83.00	2,394,758	4.95	47.26	2,011,962	47.27

$ 1.25 – $ 83.00	25,498,230	6.26	$16.26	13,852,013	$16.39

As of September 30, 2005, a total of 31,910,912 shares of common stock (25,498,230 of which are outstanding and 6,412,682 of which are available for future grant) were reserved for issuance under all stock option plans. As of September 30, 2005 and December 31, 2004, options for the purchase of 13,852,013 and 11,968,699 shares, respectively, were exercisable without being subject to repurchase by Rambus.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6.    Employee Stock Option Plans (continued)

The following table presents the option exercises for the nine months ended September 30, 2005 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2005		Intrinsic Values of Unexercised, In-the-Money Options at September 30, 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers(2)	10,000	$84,900	5,668,907	2,891,758	$9,691,333	$6,006,800

Note (1): Market value of the underlying securities based on the closing price of Rambus’ common stock on September 30, 2005 (the last trading day of the quarter ended September 30, 2005) on the NASDAQ Stock Market of $12.10 per share minus the exercise price per share.

Note (2): Includes options for 250,000 shares of Rambus’ common stock granted to Harold Hughes in connection with his appointment as Chief Executive Officer of Rambus on January 9, 2005 and all options held by Mr. Hughes through such date, including options granted to him as a member of Rambus’ Board.

7.    Stockholders’ Equity

Warrants

In October 1998, Rambus’ Board authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus common stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has phased out the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of September 30, 2005, warrants exercisable for a total of 1,520,000 shares had been issued and 360,000 remain outstanding. These warrants began to expire in February 2004 and will fully expire by January 2006. The impact of these warrants has been excluded from the calculation of net income per share.

Contingent Common Stock Equivalents and Options

As of September 30, 2005, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 800,096 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’ previous CEO and President in 1999 and the options were granted to certain Rambus employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones becomes probable, there would be an almost entirely non-cash charge to Rambus’ statement of operations based on the fair value of the CSEs and options. Since Intel has phased out the 850E chipset, the likelihood that the unvested CSEs and options will vest is considered remote. The impact of these CSEs and options has been excluded from the calculation of net income per share.

Restricted Stock

As described Note 2 titled “Significant Accounting Policies and Recent Accounting Pronouncements” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q, on January 10, 2005, Rambus granted 125,000 shares of restricted stock to its Chief Executive Officer. On July 19, 2005, the vesting period ended and the shares were exercised at a total cost of $125.00 on the same day.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity (continued)

Stock Repurchase Program

In October 2001, Rambus’ Board approved a stock repurchase program of its common stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, Rambus’ Board has authorized the repurchase of up to 14.1 million shares of its outstanding common stock over an undefined period of time. As of September 30, 2005, Rambus had repurchased 11.6 million shares of its common stock at an average price per share of $13.02. As of September 30, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of its outstanding common stock. The repurchase price of the shares of Rambus’ common stock repurchased was accounted for as a reduction to stockholders’ equity. Rambus has allocated the repurchase price of the repurchased shares as a reduction to retained earnings, common stock and additional paid-in capital.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$14,496	$10,387	$24,296	$27,016

Denominator:
Weighted average shares used to compute basic EPS	99,944	101,875	99,939	101,781
Dilutive potential shares	3,267	5,658	4,094	8,601
Dilutive common stock warrants	—	40	23	59

Weighted average shares used to compute diluted EPS	103,211	107,573	104,056	110,441

Net income per share:
Basic	$0.15	$0.10	$0.24	$0.27

Diluted	$0.14	$0.10	$0.23	$0.24

For the quarter ended and nine months ended September 30, 2005, there were approximately 16.5 million and 14.3 million anti-dilutive shares, which were excluded from the calculation of diluted weighted average shares outstanding. In contrast, for the quarter and nine months ended September 30, 2004, there were approximately 11.1 million and 5.9 million anti-dilutive shares, which were excluded from the calculation of diluted weighted average shares outstanding. These options’ exercise prices were greater than the average market price of the common shares for the period or the options, CSEs or warrants, were contingent upon the satisfaction of certain conditions, as described in Note 7 under “Warrants” and “Contingent Common Stock Equivalents and Options” that had not been met as of September 30, 2005 and 2004. Shares issuable under the provisions of convertible notes were anti-dilutive and have been excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 2005.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims

Please refer to the table below for the full names of the companies discussed.

Hynix Semiconductor	Hynix
Hyundai Electronics Industries Co., Ltd.	Hyundai
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
Samsung Electronics Co., Ltd.	Samsung
Siemens S.A.	Siemens

Overview

As of September 30, 2005, Rambus was, and continues to be involved in a number of legal proceedings. Based upon consultation with the outside counsel handling Rambus’ defense in these matters and an analysis of potential results, Rambus has not accrued any amounts for potential losses related to these proceedings, except as noted below. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcomes. As additional information becomes available, Rambus will assess potential liability related to Rambus’ pending litigation. Rambus will record any gains from litigation when and if realized and will record any accruals for losses if and when it determines any negative outcome of such matters to be probable and reasonably estimable and relieve any such liability when such matters become final. Rambus’ estimates regarding any such losses could differ from actual results. Revisions in Rambus’ estimates of any potential liability could materially impact its results of operations, financial position, and/or cash flows. Rambus recognizes litigation expenses in the period in which the litigation services were provided.

Infineon Litigation

U.S District Court of the Eastern District of Virginia

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia, or the Virginia court, against Infineon, and its North American subsidiary for patent infringement of two U.S. patents. Subsequent to that date, there were extensive proceedings in the case as reported in previous Rambus filings. After extensive litigation, including a verdict against Rambus later overturned on appeal and the beginning of a retrial, the parties reached a settlement on March 21, 2005. Rambus and Infineon settled all disputes between them, dismissing with prejudice all outstanding lawsuits between the companies worldwide—including patent disputes in Germany and the Northern District of California (San Jose), an antitrust suit in California state court (San Francisco), and a complaint filed with the European Commission’s Bureau of Competition—and entering into broad releases. The settlement included a license to Rambus patents for use in Infineon products. In the German patent infringement action, Infineon’s attorneys and Rambus continue to dispute the amount that was in controversy. Because the suit was dismissed following the European Patent Office’s revocation of Rambus’ ‘068 patent (described below), Rambus is liable to Infineon’s attorneys for a portion of its fees, which the court determines as a portion of the amount in controversy. This issue has been briefed to the court and a decision is likely this quarter. Rambus has accrued $200,000, for this expense.

Hynix Litigation

U.S District Court of the Northern District of California

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

On October 17, 2000, Hynix amended its complaint to further assert violations of federal antitrust laws, deceptive trade practices, and breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Hynix seeks a declaration of monopolization by Rambus, compensatory and punitive damages, and attorneys’ fees. On February 5, 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Hynix’s claims and asserted infringement of eleven U.S. patents. Relying solely on the principle of collateral estoppel, the California court ruled on November 21, 2001, that the claim construction then applied in the Virginia case against Infineon should be applied in the case with Hynix, and, as a result, dismissed most of Rambus’ claims of patent infringement against Hynix. In doing so, the California court relied on the principles of collateral estoppel and declined to decide whether, on the merits, the Virginia claim construction was correctly or incorrectly decided. On December 17, 2001, the California court stayed the Hynix case until the U.S. Court of Appeals for the Federal Circuit (CAFC) decided the Rambus v. Infineon appeal of, inter alia, that court’s claim constructions. On May 10, 2002, Hynix filed a motion to lift the stay. Hynix also moved to file a second amended reply to add new affirmative defenses of estoppel and waiver to Rambus’ counterclaims of infringement. Rambus opposed the motion to lift the stay, but did not oppose Hynix’s motion to file the second amended reply. Argument on this motion was heard on June 14, 2002. On June 18, 2002, the court denied Hynix’s motion to lift the stay, granted its motion for leave to file a second amended reply to counterclaims, and scheduled another case management conference for September 20, 2002. At that case management conference, Hynix renewed its motions to lift the stay, which were denied, except with respect to discovery that would not be affected by the CAFC decision in the Infineon case.

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

During the course of this motion practice, the parties also filed a motion seeking summary judgment. On January 12, 2004, both parties filed summary judgment motions related to the patents in suit. Rambus filed a motion for summary judgment of infringement on multiple claims in seven of the patents in suit. Hynix filed six motions for summary judgment on a variety of issues relating to alleged invalidity and/or non-infringement of Rambus’ asserted claims. Hearings on the parties’ proposed claim constructions and on both sides’ motions for partial summary judgment took place on March 23 and 24, 2004. On November 15, 2004, the Court issued its Claim Construction Order. In January 2005, the court issued its summary judgment orders. The Court denied five of Hynix’s motions, but granted the sixth, resulting in a finding that nine of the 59 claims asserted by Rambus are not infringed (specifically, those claims containing the words “second external clock signal”). Rambus defeated Hynix’s motions as to the remaining 50 claims. In addition, in a “Clarified and Corrected Order” on Rambus’ motion for summary judgment, the Court held that Hynix infringed 29 of Rambus’ patent claims (subject to Hynix’s defenses of invalidity and unenforceability which remain to be decided). On January 21, 2005, pursuant to the court’s instruction, Rambus elected 10 out of the remaining 50 asserted claims on which to go forward in the patent trial. On January 25, 2005, Hynix filed a motion for relief from the order granting Rambus summary judgment of infringement as to certain claims. On March 4, 2005, the court granted Hynix’s request, resulting in the vacature of

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

its infringement holding as to 18 of the 29 claims previously held infringed. Two of the remaining 11 claims held infringed on summary judgment are at issue in the January 30, 2006 patent trial. On October 18, 2005, Hynix moved for reconsideration of the Court’s summary judgment order due to an intervening appellate court decision regarding the process of construing patent claims. Rambus opposed on October 31, 2005, and Hynix’s reply is due November 7, 2005.

On October 1, 2004, Hynix filed a motion to dismiss Rambus’ patent claims as a default judgment based on the preliminary findings of spoliation that had been entered by the trial court in Virginia Infineon case. In the alternative, Hynix asked that the California district court apply the Virginia court’s spoliation decisions by way of collateral estoppel and permit Hynix access to the same documents. The Court delayed judgment on Hynix’s motion to dismiss, but ordered Rambus to submit to the court for in camera review the privileged documents Rambus was ordered to produce to Infineon in the Virginia court. Based on its review of those documents and following a hearing, the Hynix Court found that Hynix had shown a prima facie case of spoliation. On January 31, 2005 the Court issued its order finding reasonable cause to pierce Rambus’ attorney-client privilege to the extent that documents and testimony had already been provided in the Infineon case on these topics. During the January 31, 2005 hearing, the Court also moved the patent trial to April 11, 2005. The remainder of the suit, namely the portions related to Rambus’ conduct at JEDEC and other alleged misconduct not directly tied to patent issues, was set to be tried on June 13, 2005. These dates were subsequently rescheduled. On April 22, 2005, the Court heard argument on a Hynix motion seeking dismissal of Rambus’ patent claims based on an unclean hands theory relying on the doctrine of collateral estoppel and various rulings and statements from the Infineon proceedings in Virginia. On April 25, 2005, the Court denied Hynix’s motion.

On March 29, 2005, in the course of preparations for trial the Hynix case, Rambus discovered that it has recoverable data on computer backup tapes not previously reviewed as part of any prior document search or production efforts. An ensuing analysis of the tapes has determined that at least some of these tapes contain recoverable e-mails and other documents relevant to various discovery requests and non-duplicative of documents previously collected for litigation purposes. Some are emails from the mid-1990’s. Rambus disclosed the existence of these tapes and its investigation to Hynix and the Court hearing the Hynix case. The Court vacated the then existing trial dates to permit the parties to recover and review data from the tapes. On May 16, 2005, Rambus proposed to Hynix and to the Court that it only be required to restore, review and produce documents from a subset of the tapes that were neither blank nor bad media. Subsequently, the parties reached substantial agreement along the lines of Rambus’ proposal. Following a hearing on July 13, 2005 to discuss remaining open issues, the Hynix trial court issued an order on the backup tapes, essentially reflecting the Rambus proposal as agreed to by Hynix and permitting Hynix certain further limited discovery at its own expense and leaving open the possibility of limited further productions. Rambus’ production from the recoverable data on these tapes is now complete, although it continues to analyze one of these tapes to determine what more it may learn about another tape that may have existed in the same tape set.

At a case management conference on July 1, 2005, and following progress on the backup tape issues, the Court set the following dates for trial: October 17, 2005 for the hearing on unclean hands, January 30, 2006 for the patent trial, and May 15, 2006 for the conduct trial. On September 13, 2005, Samsung moved to intervene and consolidate its own unclean hands defenses into the Hynix unclean hands trial and reset the October 17, 2005 trial date. Nanya joined Samsung’s motion. The Hynix Court heard arguments on this motion on September 30, 2005, and denied Samsung’s and Nanya’s motion to consolidate on October 3, 2005. The Hynix unclean hands trial began on October 17, 2005, with both sides resting and presenting closing arguments on November 1, 2005. There has not yet been a ruling following this trial.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

European Patent Infringement Cases

On September 4, 2000, Rambus filed suit against Hynix in courts in Mannheim, Germany, Paris, France (the Tribunal de Grande Instance de Paris) and London, Great Britain (the High Court of Justice, Chancery Division, Patents Court at the Royal Courts of Justice) for infringement of a European patent. The French suit included court-sanctioned seizure of documents and samples from a Hynix facility. Hynix and Micron have challenged the validity of the contested patent (the ‘068 patent) in the European Patent Office (EPO). On December 7, 2001, in the German suit, an “order for evidence” calling for the appointment of an independent expert was issued by the Mannheim court. After the completion of briefing by the parties in response to the Mannheim court’s expert report, the validity of the same Rambus European patent was confirmed by an opposition board of the EPO, in a hearing conducted in September 2002. All parties appealed aspects of the September 2002 ruling. On February 12, 2004, the EPO Technical Appeals Board issued a ruling revoking the ‘068 patent, which was explained in written findings on May 13, 2004. This ruling did not address or serve to revoke any of Rambus’ other issued or pending patents. Further proceedings in Mannheim on the Hynix matter are currently stayed pending a final decision with respect to a related “utility model” patent (discussed below), which is also being appealed. Also as a result of revocation of the ‘068 patent and subsequent dismissal of Rambus’ complaint against Hynix in London, Hynix requested that Rambus pay its costs for this suit. The parties settled the dispute and the amount of costs in 2004.

On January 13, 2005, the European Patent Office revoked a second Rambus patent (EP 1 004 956), holding that the claimed method of operating the device “extends beyond the content of the earlier application as filed.” The written decision issued on February 9, 2005. Rambus is appealing this decision to an appellate panel of the EPO. This result, should it survive appeal, would leave Rambus with two remaining issued patents in Europe, one of which is currently also subject to a pending opposition hearing, that Rambus believes reads on the same memory products. Rambus also has several pending applications in Europe that, if issued, would, it believes, read on the same memory products.

Micron Litigation

U.S District Court in Delaware

On August 28, 2000, Micron filed suit against Rambus in the U.S. District Court in Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron’s suit seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents. Both sides filed a number of potentially dispositive motions for summary judgment. On February 27, 2002, the Delaware Court ruled on some of these motions, denying Micron’s motion for summary judgment on its claims of fraud. The Delaware Court also postponed trial on all of the issues in the Micron case until after the CAFC reviewed the judgments of the Virginia court in the Infineon matter.

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

On July 14, 2005, the Delaware Court held a status conference with an agenda that included the potential setting of trial dates, a Rambus motion to lift the stay preventing it from adding Micron to the pending DDR2 suit in California, a Rambus motion to amend its complaint in Delaware to add new products and patents, and a Micron motion to expand in several ways a previous order in Delaware piercing certain Rambus’ attorney client and work product privileges. The Delaware Court ruled from the bench on certain of these matters. The Delaware Court indicated that it would set trial dates in the Delaware case for dates after conclusion of the trifurcated Hynix case in California. It also ruled from the bench, with a formal written order to follow, on part of Micron’s motion to pierce Rambus privileges, requiring Rambus to produce to Micron those documents previously ordered to be produced in the Infineon and Hynix cases. Other aspects of the Micron motion were taken under submission by the Court, as were the Rambus motions to lift the stay on other cases against Micron and its motion to amend.

European Patent Infringement Case

On September 11, 2000, Rambus filed suit against Micron in Mannheim, Germany, Paris, France, London, Great Britain, and Monza, Italy, for infringement of its ‘068 patent (described above). The ‘068 patent was subject to the EPO Technical Appeals Board revocation ruling and written opinion, which the EPO issued on May 13, 2004 and is described above with respect to Hynix. On June 18, 2004, Rambus withdrew the revoked patent from its infringement case against Micron, with Micron’s consent. Further proceedings against Micron in Mannheim, including claims from other Rambus patents directed to Micron’s DDR products, are currently stayed pending a final decision with respect to the utility model patent the revocation of which by the EPO is being appealed by Rambus. Meanwhile, the French suit remains stayed and the British suit has been dismissed based on the same EPO Technical Appeals Boards opinion. On April 8, 2004, Micron requested that Rambus pay Micron’s costs for the British suit in the amount of US $895,562. While the amount remained in dispute, an interim payment of £135,000, or approximately $256,000, was awarded to Micron on July 30, 2004 for attorneys’ and court fees. This has been paid. Although a final calculation has not been completed at this time, the total amount is estimated to be below £200,000. Rambus has accrued $156,000, for this expense.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

In December 2000, Micron filed a declaratory judgment suit of non-infringement of a second European patent against Rambus in the District Court of Avezzano, Italy. In response, Rambus asserted infringement of the second European patent in Milan, Italy. Both of these actions on the second European patent in Italy have also been stayed. Further, Rambus filed suit against Micron in Germany and Italy for infringement of a third European patent. Both of these additional suits have also been stayed.

On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million.

DDR2, GDDR2 & GDDR3 Litigation

U.S District Court in the Northern District of California

On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court in the Northern District of California against Hynix, Infineon, Nanya, and Inotera regarding DDR2 and GDDR2, and GDDR3 products. As noted above, Rambus has, pursuant to a settlement, dismissed with prejudice Infineon from this litigation. Also as noted above, Rambus has expressed its desire to seek leave to amend this complaint to add Micron into this action should the Delaware Court (Micron v. Rambus) lift the stay. Rambus added Samsung to this litigation as a defendant on June 6, 2005. On August 1, 2005, Judge Whyte granted Rambus’ motions seeking that this case be declared related to the current Hynix case in California before Judge Whyte. The defendants have all submitted answers and counterclaims. On July 18, 2005, Inotera filed a motion to dismiss on the basis of its claim that it does not sell product or conduct business in the U.S. Inotera was dismissed from the lawsuit without prejudice by way of stipulated order on October 5, 2005.

On July 15, 2005, Rambus filed a motion to dismiss certain of Samsung’s and Nanya’s defenses and counterclaims. Samsung and Nanya opposed these motions on October 7, 2005, and Rambus replied on October 14, 2005. On August 20, 2005, Rambus also filed a motion to dismiss certain of Hynix’s defenses and counterclaims. Hynix opposed this motion on September 23, 2005, and Rambus replied on September 30, 2005. A hearing on these motions to dismiss and was held on October 28, 2005. At that hearing, the Court granted Rambus’ motions as to all defendants and gave defendants leave to amend their pleadings.

Samsung Litigation

U.S District Court in the Northern District of California

On June 6, 2005, Rambus filed a lawsuit against Samsung in the Northern District of California. The suit alleges that Samsung’s manufacture, use and sale of SDRAM and DDR SDRAM parts infringe 11 of Rambus’ patents. Samsung answered the complaint on June 22, 2005. As in its answer in the DDR2 litigation, Samsung filed counterclaims for non-infringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license and breach of duty of good faith and fair dealing. Samsung also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a former Samsung employee as its own in-house counsel who it alleges relied on proprietary Samsung information. Rambus believes these claims to lack merit. Judge Whyte has granted Rambus’ motions seeking that this case be declared related to the current Hynix case in California and the DDR2 litigation, which are both pending before Judge Whyte. On July 15, 2005, Rambus filed a reply to Samsung’s counterclaims and a motion to dismiss certain of Samsung’s defenses and counterclaims. Samsung opposed this motion on August 12, 2005, Rambus replied on October 14, 2005 and a

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

hearing on the motion to dismiss was held on October 28, 2005. At that hearing, the Court granted Rambus’ motion and gave defendant leave to amend its pleading.

U.S District Court in the Eastern District of Virginia

On June 7, 2005, Samsung sued Rambus in the Eastern District of Virginia. Samsung filed a first amended complaint on June 22, 2005. In that suit, Samsung seeks a declaratory judgment that four Rambus patents are invalid, unenforceable and/or not infringed. That suit has been assigned to Judge Payne. Rambus answered on July 12, 2005, and included a covenant not to sue Samsung for infringement of two of the four Rambus U.S. patents for which Samsung sought declaratory relief: 5,954,804 (‘804 patent) and 6,032,214 (‘214 patent). The remaining two Rambus patents in the Virginia Samsung case were already at issue in the previously filed June 6 complaint filed by Rambus in California. On the same day it answered the Virginia Samsung Complaint, Rambus filed a motion to transfer the Virginia Samsung case to California. Samsung opposed the motion to transfer on August 8, 2005 and on the same day moved for partial summary judgment of patent unenforceability based on the February Infineon hearing regarding unclean hands before the same court. The motion to transfer was heard on August 23, 2005, and denied on September 14, 2005.

On September 6, 2005, Rambus filed a revised covenant not to sue Samsung with respect to the ‘804 and ‘214 patents. The parties filed a stipulation on September 13, 2005 dismissing without prejudice Samsung’s claims that those two patents are invalid, unenforceable and/or not infringed. In the stipulation, Samsung reserved the right to pursue having this litigation declared an exceptional case and therefore requiring Rambus to pay Samsung’s attorneys’ fees pursuant to 35 U.S.C. §285. Rambus intends to vigorously oppose any such relief.

By order dated September 21, 2005, the Court gave notice that it intended to take judicial notice of the “exhibits, testimony, pleadings, briefs and argument” that had been of record in connection with the unclean hands and spoliation hearing in Rambus v. Infineon. Rambus submitted a brief opposing this action on September 26, 2005. Samsung filed an opposition on October 11, 2005, and Rambus replied on October 14, 2005.

On September 22, 2005, Rambus granted Samsung a covenant not to sue Samsung for infringement of the remaining two Rambus patents for which Samsung sought declaratory relief: the 5,953,263 (‘263 patent) and 6,034,918 (‘918 patent) patents. Rambus believes this divests the district court of any remaining jurisdiction, and submitted a motion to dismiss this litigation on September 27, 2005. The district court entered an order on September 28, 2005 dismissing with prejudice Rambus’ counterclaims against Samsung with respect to the ‘263 and ‘918 patents. On October 3, 2005, Rambus submitted an offer to Samsung to pay its attorneys’ fees. Samsung opposed Rambus’ motion to dismiss on October 5, 2005, arguing that it is entitled to a judicial determination of whether this litigation was exceptional warranting the payment of its attorneys’ fees under 35 U.S.C. § 285. Rambus’ reply brief on the motion to dismiss was filed on October 13, 2005. To date, the court has not responded to the parties joint request for a hearing on this motion.

On September 28, 2005, the Virginia Court heard Samsung’s motion for partial summary judgment. During the hearing, the Court requested briefing on the scope and procedures for a Section 285 hearing on the exceptional case issues as part of a possible attorneys’ fee award, a hearing the court suggested it might conduct should it conclude that it retains subject matter jurisdiction. Samsung filed its brief on October 14, 2005 on this issue, Rambus filed an opposition on October 21, 2005, and Samsung replied on October 26, 2005.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

Delaware Chancery Court

On June 23, 2005, Samsung sued Rambus in the Delaware Chancery Court. That suit seeks a declaration that Rambus patents claiming a priority date prior to the termination of its former employee’s employment with Samsung be declared unenforceable as against Samsung as a result of Samsung’s allegations charging Rambus with aiding and abetting breach of fiduciary duty and intentional interference with contract. Rambus’ answer was filed on July 18, 2005. Discovery in this litigation has begun.

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

On February 17, 2004, the FTC ALJ issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds. Complaint Counsel filed their opening appellate brief on April 16, 2004. Rambus opposed this brief and filed its own cross-appeal on June 2, 2004. Briefing to the five FTC Commissioners on this appeal was concluded on July 16, 2004. A technical presentation by the parties was presented to the commissioners on September 21, 2004 and an oral argument was presented on December 9, 2004. All substantive briefing and argument has been completed on this appeal. Shortly before the final argument and in response to Complaint Counsel’s July 2, 2004 motion seeking to reopen the record to admit documents regarding spoliation, the Commission requested that the parties file responses designating portions of the record that pertain to the alleged spoliation. The parties submitted responses in December 2004 and the issue remains undecided. Rambus believes that a number of allegations made by Complaint Counsel in its response—including letters in December and on March 30, 2005, by Complaint Counsel to the FTC Commissioners regarding the dismissal of Rambus’ patent case against Infineon in Virginia and re-emphasizing Complaint Counsel’s request to reopen the record—were improper and inaccurate. Rambus submitted a reply to Complaint Counsel’s December letter on February 4, 2005. Following the oral ruling of the Court in the Infineon case in Virginia, Complaint Counsel again requested that the record be reopened to permit further examination of the spoliation allegations. On May 13, 2005, the FTC granted this motion in part, limiting the reopening of the record to the evidence Infineon submitted during the Infineon hearing in February 2005. Both Complaint Counsel and Rambus

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

submitted their record designations on June 17, 2005, their objections on July 8, 2005, and responses were submitted on July 19, 2005. The FTC ruled on July 20, 2005 that supplemental evidence would be accepted into the record and gave Complaint Counsel and Rambus through August 17, 2005 to make certain additional submissions. On August 4, 2005, the Commission denied Complaint Counsel’s unopposed motion seeking additional time for filing revised or supplemental proposed findings of fact, but indicated that this decision was without prejudice as to a later filed motion by Complaint Counsel seeking to supplement the record based on documents being produced from Rambus’ recently recovered backup tapes. Rambus has also indicated its interest in further supplementing the record if Complaint Counsel is permitted to do so. The parties submitted supplemental findings on August 10, 2005, and on the same date Complaint Counsel filed a motion seeking sanctions due to alleged spoliation by Rambus. The parties replied to the proposed findings on August 17, 2005, and Rambus responded to Complaint Counsel’s sanctions motion on August 19, 2005. On September 20, 2005, Rambus moved to reopen the record to admit newly obtained evidence from the San Francisco joint boycott case, discussed below, that Rambus believes rebuts Complaint Counsel’s proposed findings. Briefing on this matter is now complete.

On September 29, 2005, Complaint Counsel moved to reopen the record to admit certain documents from Rambus’ backup tapes pertaining to Rambus’ alleged spoliation of evidence. Rambus opposed this motion on October 11, 2005. Briefing on this issue is now complete.

European Commission Competition Directorate-General

On or about April 22, 2003, Rambus received courtesy copies of requests for information from the European Commission Competition Directorate-General (Directorate) indicating that it had received complaints from Infineon and Hynix. Rambus answered those requests on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the EU in late July, and on October 8, 2003, at the request of the Directorate, filed its response. Rambus has not heard from the EU on this matter since that date.

On June 18, 2004, Rambus requested that the EU investigate the collusive activities of Infineon/Siemens, Hynix, and Micron, as described in Rambus’ complaint filed in San Francisco Superior Court on May 5, 2004. On March 10, 2005, Rambus received a letter from the EU requesting certain additional information related to Rambus’ June 18, 2004 complaint. Rambus replied to this request on May 23, 2005. Also, as noted above, on March 29, 2005, as part of its settlement with Infineon, Rambus withdrew this complaint to the extent that it was directed to Infineon/Siemens. Rambus received a second letter on August 3, 2005, requesting further information following the settlement agreement with Infineon. Rambus responded on August 23, 2005.

Price-Fixing Case

Superior Court of California for the County of San Francisco

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§16720), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§16720), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§17200). Damages are estimated to exceed $1.0 billion dollars. This lawsuit is based on evidence—some endorsed in the fact findings that are part of the FTC ALJ’s February 17, 2004 initial decision—indicating that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’ RDRAM product. Defendants moved the San Francisco Court for a change of venue to Santa Clara County on October 5, 2004. On January 3, 2005, the Court ruled in Rambus’ favor that venue was

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

9.    Litigation and Asserted Claims (continued)

proper in San Francisco. Defendants thereafter filed a petition with a California state appellate court seeking a writ directing the trial court to grant defendant’s motion for change of venue. On February 11, 2005, the appellate court declined to overturn that decision. Defendants did not appeal this decision to the California Supreme Court.

The Hynix defendants filed a demurrer in this action, and, together with outstanding disputes regarding the protective order, that demurrer was heard and overruled by the trial court on April 22, 2005. During the same April 22, 2005 hearing, the trial court also resolved certain issues relating to the proposed protective order, and ordered that defendants within 30 days after the entry of that order produce to Rambus all documents previously produced to the plaintiffs in a federal class action lawsuit against certain DRAM manufactures following the DOJ’s pending investigation of DRAM price fixing. Micron and all but one Hynix defendant have produced some documents to Rambus.

The Micron defendants answered the complaint following the denial of its demurrers, but the Hynix defendants have not. On May 23, 2005 Hynix filed a motion to compel arbitration of Rambus’ dispute with the Hynix defendants pursuant to a clause in the 1994 license agreement between the companies related to RDRAM. At a hearing on July 12, 2005, the Court denied Hynix’s motion to compel arbitration. Micron filed a motion on September 30, 2005, for a stay pending Hynix’s appeal. The hearing on Micron’s motion to stay was heard and denied on October 31, 2005. Hynix filed an appeal of this decision on October 11, 2005.

On June 15, 2005, after receiving access to documents produced by Micron and Hynix to the DOJ, Rambus added three Samsung-related entities as defendants. Two of the Samsung defendants, Samsung Semiconductor, Inc. and Samsung Electronics America, Inc., filed a demurrer to the complaint on August 5, but withdrew the demurrer on September 12. On September 29, 2005, Samsung filed a motion to compel arbitration of Rambus’ dispute with the Samsung defendants pursuant to a clause in the license agreement between Rambus and Samsung. The hearing on Samsung’s motion to compel was heard and denied on October 31, 2005. Samsung has indicated its intent to appeal this decision. A further case management conference is scheduled for January 12, 2006, at which time the Court has indicated it will also resolve pending motions regarding the continued confidential treatment of certain documents produced by defendants.

On September 26, 2005, Rambus moved to dismiss the Micron defendants’ cross-complaint on the ground that it is based on the same cause of action that has been pending for the past five years in a Delaware federal court. At the hearing on October 6, 2005, the court denied Rambus’ motion to dismiss.

As noted above, on March 21, 2005, as part of its settlement with Infineon, Rambus dismissed with prejudice Infineon and Siemens from this action. On June 15, 2005, Rambus added various Samsung entities to this suit as defendants.

As a result of the DOJ’s on-going investigation, three DRAM companies have to date pled guilty to a DRAM price fixing conspiracy that was designed to eliminate competition and that extended from 1999 through 2002. The plea agreement for one of these companies expressly included an admission specific to RDRAM price fixing. The plea agreement for a second company expressly agreed to cooperate in an ongoing investigation of RDRAM price fixing. A fourth company, Micron, has indicated that it is cooperating with the DOJ, and that, although it does not expect fines or jail sentences, there is evidence that it did fix prices with fellow DRAM manufacturers. Total fines agreed to date by defendants in connection with this DOJ price fixing investigation total in excess of $645.0 million

Potential Future Litigation

In addition to the litigation described above, participants in the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that litigation related to these various additional products, if brought, will be successful.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

10.    Convertible Note

On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank) in a private offering.

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

10.    Convertible Note (continued)

Rambus may not redeem the notes prior to their maturity date.

As a result of this issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets which are being amortized over the term of the notes. For the quarter and nine months ended September 30, 2005, Rambus recorded an amortization expense of $287,000 and $892,000, respectively.

On July 20, 2005, Rambus repurchased $60.0 million face value of the outstanding notes, for a price of approximately $49.6 million. The gain of approximately $10.4 million, less related unamortized note issuance costs of approximately $1.3 million was recognized as other income in the quarter ended September 30, 2005.

On August 30, 2005, Rambus repurchased an additional $45.0 million face value of the outstanding notes for a price of approximately $34.5 million. The gain of approximately $10.5 million, less related unamortized notes issuance costs of approximately $1.0 million was also recognized in the quarter ended September 30, 2005.

These repurchase were financed by withdrawals from Rambus’ investment portfolio.

The gain from the repurchase of the $105.0 million face value notes was treated as a discrete item for the purposes of calculating the quarter’s tax provision.

Subsequent Liquidity Event

Subsequent to the balance sheet date, on October 20, 2005, Rambus repurchased $35.0 million face value of the outstanding notes for a price of approximately $28.9 million. The gain of approximately $6.1 million, less related unamortized note issuance costs of approximately $0.7 million will be recognized as other income in the fourth quarter ended December 31, 2005.

11.    Business Segments, Exports and Major Customers

Rambus has identified one operating and reporting segment.

Rambus’ top three customers accounted for 28%, 19% and 16%, respectively, of total revenues in the quarter ended September 30, 2005. Three customers accounted for 26%, 16% and 14%, respectively, of total revenues in the quarter ended September 30, 2004. As of September 30, 2005 and December 31, 2004, there were no significant receivables from these customers.

Rambus sells its interfaces and licenses to customers in the Far East, North America, and Europe. The net income for all periods presented are derived primarily from Rambus’ North American operations. The total revenues from the following geographic regions (in thousands) are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Japan	$23,497	$23,531	$73,107	$61,160
North America	11,656	11,538	34,430	34,435
Taiwan	—	20	120	20
Korea	825	3,599	7,827	10,439
Europe	36	71	125	211

	$36,014	$38,759	$115,609	$106,265

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered.

Long-lived assets are primarily located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, projections regarding the following aspects of our future:

•	Sources, amounts and concentration of revenue
•	Product development
•	Improvements in technology
•	Engineering, marketing and general and administration expenses
•	Research and development expenses
•	Success in the market of our products or our licensees’ products
•	Success in renewing license agreements
•	Sources of competition
•	Outcome and effect of current and potential future litigation
•	Protection of intellectual property
•	International licenses and operations, including our design facility in Bangalore, India
•	Status of our leveraged positions
•	Cash and cash equivalents position
•	Adoption of accounting pronouncements
•	Terms of our licenses
•	Trading price of our common stock
•	Operating results
•	Realization of deferred tax assets
•	Accounting estimates and procedures
•	Valuation allowance for deferred tax assets

You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also encompass the assumptions underlying or relating to any of the foregoing statements.

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

ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Elpida Memory, Inc.	Elpida
GDA Technologies, Inc.	GDA Technologies
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Intel Corporation	Intel
Micron Technology, Inc.	Micron
Samsung Electronics Co., Ltd.	Samsung
Siemens Nixdorf Informations System AG/FI	Siemens
Sony Corporation	Sony
Synopsys, Inc.	Synopsys
Tessera Technologies, Inc.	Tessera
Toshiba Corporation	Toshiba
Velio Communications, Inc.	Velio

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

As of October 14, 2005, our chip interface technologies are covered by 416 U.S. and international patents. In addition, as of October 14, 2005, we have 452 patent applications pending. These patent and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our interface technologies provide a lower risk, more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

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

We have a high degree of customer concentration. For the quarter and nine months ended September 30, 2005, revenues from our top five licensees accounted for approximately 79% and 74% of our revenues, respectively. This compares with the quarter and nine months ended September 30, 2004 where revenues from our top five licenses accounted for approximately 75% and 76% of our revenues, respectively. For the quarters ended September 30, 2005 and September 30, 2004, revenues from Intel, Elpida, and Toshiba each accounted for greater than 10% of our total revenues.

Our revenue from companies headquartered outside of the United States accounted for 68% and 70%, respectively, of our total revenues for the quarter and nine months ended September 30, 2005, as compared to the quarter and nine months ended September 30, 2004 when our revenue from outside of the United States accounted for 70% and 68%, respectively, of our total revenues. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.

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

Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations (unaudited):

	Three Months Ended		Nine Months Ended
	Sept 30 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Revenues:
Contract revenues	22.2%	21.4%	17.3%	17.6%
Royalties	77.8%	78.6%	82.7%	82.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	12.4%	11.7%	13.0%	13.9%
Research and development	29.4%	22.8%	25.2%	22.7%
Marketing, general & administrative	22.6%	20.8%	23.3%	20.5%
Litigation expense	24.7%	17.2%	26.0%	14.7%

Total costs and expenses	89.1%	72.5%	87.5%	71.8%

Operating income	10.9%	27.5%	12.5%	28.2%
Interest and other income, net	58.9%	2.9%	23.1%	7.0%

Income before income taxes	69.8%	30.4%	35.6%	35.2%
Provision for income taxes	29.5%	3.6%	14.6%	9.8%

Net income	40.3%	26.8%	21.0%	25.4%

Total Revenues (in Millions)

	Three Months Ended Sept 30,			Nine Months Ended Sept 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Contract revenue	$8.0	$8.3	(3.6)%	$20.0	$18.7	7.0%
Royalties	$28.0	$30.5	(8.2)%	$95.6	$87.6	9.1%

Total revenues	$36.0	$38.8	(7.2)%	$115.6	$106.3	8.7%

In general, we recognize revenue on XDR and FlexIO contracts using the percentage-of-completion method of accounting. We began recognizing revenue on one of our RaSer contracts during the quarter ended September 30, 2004 using the percentage-of-completion method of accounting. For the quarter ended September 30, 2005, as compared to the same period in 2004, contract revenue decreased primarily due to a decrease in revenue for RaSer, XDR and FlexIO contracts that existed prior to the quarter ended September 30, 2005, offset in part by revenue from new XDR and FlexIO contracts. The increase in revenue recognized during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was mostly a result of revenue from new XDR and FlexIO contracts. We believe that contract revenues will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed under the contracts accounted for using the percentage-of-completion method of accounting and by amendments to existing, as well as new, contracts booked in the future.

Contracts with four entities expired on March 31, 2005. We have entered into new contracts with all four entities, one of which was an interim agreement. An additional contract expired on June 30, 2005 and was subsequently extended for one year. As previously announced, we terminated a contract with Samsung prior to its anticipated expiration date of June 30, 2005. Another contract expired on September 30, 2005. Pursuant to the terms of each expiring contract, we expect to receive payment and recognize revenue through the quarter after the contract expires.

In the quarter and nine months ended September 30, 2005, our largest category of royalties was related to the license of our patents for SDRAM and DDR-compatible products. Royalties decreased by approximately $1.8 million for SDRAM and DDR-compatible products in the quarter ended September 30, 2005 and increased $10.0 million for the nine months ended September 30, 2005 as compared to the same periods in 2004. The quarterly decrease was related to a contract that was terminated prior to its anticipated expiration. The increase in royalties related to the nine months ended September 30, 2005 was primarily due to increased shipment volumes of SDRAM and DDR controllers and higher fixed quarterly payments associated with DRAM.

As of September 30, 2005, SDRAM and DDR-compatible royalties were based on a percentage of the licensee’s revenue with the exception of three contracts; one contract that allowed for fixed quarterly payments until there is a favorable resolution to pending litigation; one interim contract that provides for fixed quarterly payments and one contract that provides for fixed quarterly payments. As of September 30, 2004, SDRAM and DDR-compatible royalties were based on a percentage of the licensee’s revenue with the exception of two contracts that allowed for fixed quarterly payments until there was a favorable resolution to pending litigation. On March 21, 2005, we granted to Infineon a worldwide license to our existing and future patents and patent applications for use in Infineon memory products. In exchange, Infineon will pay, and we expect to recognize, aggregate royalties of $50.0 million in quarterly installments of $5.85 million starting by November 15, 2005. Beginning November 15, 2007, and only if we enter into additional specified licensing agreements with certain other DRAM manufacturers, Infineon will make additional quarterly payments which may accumulate up to a maximum of an additional $100.0 million.

We are in negotiations with certain of these licensees to renew these contracts. We expect SDRAM and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. We estimate that SDRAM and DDR-compatible royalties will increase in the fourth quarter of 2005 as compared to the third quarter of 2005. The estimated increase is primarily a result of the first quarterly royalty of $5.85 million from Infineon.

The Intel patent cross-license agreement represented the second largest source of royalties in the quarter and nine months ended September 30, 2005 and 2004. Royalties under this agreement were unchanged in the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004. We expect to continue recognizing revenue from this agreement through June 30, 2006, at which time Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which we own applications as of that date.

Royalties from RDRAM memory chips and controllers decreased during the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004 by approximately $0.8 million and $3.0 million, respectively. Royalties decreased during the quarter ended September 30, 2005 as compared to the same period in 2004 as a result of lower shipment volumes of memory chips and lower prices on memory controllers. Royalties decreased during the nine months ended September 30, 2005 as compared to the same period in 2004 as a result of lower shipment volumes of memory chips and memory controllers. In the future, we expect RDRAM royalties will continue to vary from period to period based on our licensees’ reported shipment volumes, sales prices, and product mix.

Certain semiconductor companies are now marketing semiconductors which combine logic and DRAM on the same chip. Such technology, called “embedded DRAM,” eliminates the need for an external chip-to-chip memory interface. The impact of embedded DRAM on our business is difficult to predict. If embedded DRAM were to gain widespread acceptance in the electronics industry, and if new royalty-generating contracts were not entered into between us and the manufacturers and/or users of embedded DRAM products, embedded DRAM would have a negative impact on the royalties that we receive for the use of our patents. However, we believe embedded DRAM does not appear to be gaining significant acceptance in the industry. We do not currently receive royalties for embedded DRAM. There can be no assurance that competition from embedded DRAM will not increase in the future.

Engineering costs (in Millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Cost of contract revenues	$4.5	$4.5	0.0%	$15.0	$14.7	2.0%
Research and development	$10.6	$8.8	20.5%	$29.1	$24.2	20.2%

Total Engineering costs	$15.1	$13.3	13.5%	$44.1	$38.9	13.4%

For the quarter ended September 30, 2005 as compared to the same period in 2004, the increase in total engineering costs was primarily a result of the acquisition of digital core design assets from GDA Technologies and the associated employment of 38 employees during the second quarter of 2005 (approximately $0.7 million), increased costs associated with the India design center (approximately $0.3 million), increased consulting costs (approximately $0.3 million), increased depreciation and amortization costs due primarily to additional software tools (approximately $0.2 million) and increased employee benefit costs (approximately $0.2 million).

For the nine months ended September 30, 2005 as compared to the same period in 2004, the increase in total engineering costs was a result of the acquisition of digital core design assets from GDA Technologies and the associated employment of 38 employees during the second quarter of 2005 (approximately $1.3 million), increased depreciation and amortization of intangible asset costs due to the amortization beginning in the fourth quarter of 2004, and continuing in the nine months ended September 30, 2005 of the purchase of serial link intellectual property in the third quarter of 2004 from Cadence (approximately $1.2 million) of 2005 amortization. In addition, we experienced increased costs associated with the India design center (approximately $0.7 million), additional prototyping and consulting costs (approximately $0.7 million), increased depreciation and amortization costs due primarily to additional software tools costs (approximately $0.6 million) and increased patent filing costs (approximately $0.4 million).

For the quarter ended September 30, 2005, as compared to the same period in 2004, the cost of contract revenues was relatively unchanged. We believe that in the future, cost of contract revenues may vary based on the nature of engineering resources deployed as part of our ongoing contractual requirements in any given period.

For the nine months ended September 30, 2005, as compared to the same period in 2004, the increase in cost of contract revenues was primarily a result of an increase in amortization of intangible asset costs resulting from the acquisition of digital core design assets from GDA Technologies (approximately $0.3 million).

For the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004, the increase in research and development costs was primarily a result of the increase in total engineering costs as mentioned above. We believe that in the future, research and development will continue to vary in both absolute dollars and as a percentage of revenue from period to period based on the nature, timing, and the number of research and development projects underway. A change in engineering headcount deployment in any given period will also cause research and development spending to vary both in absolute dollars and as a percentage of revenue.

Marketing, general and administrative costs (in Millions)

	Three Months Ended Sept 30,			Nine Months Ended Sept 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Marketing, general and administrative costs	$8.1	$8.0	1.3%	$27.0	$21.8	23.9%
Litigation expense	$8.9	$6.7	32.8%	$30.0	$15.6	92.3%

Total Marketing, general and administrative costs	$17.0	$14.7	15.6%	$57.0	$37.4	52.4%

The increase in total marketing, general and administrative costs including litigation expense for the quarter ended September 30, 2005 as compared to the same period in 2004 was primarily due to increased expenses associated with the defense of our intellectual property (approximately $2.2 million).

The increase in total marketing, general and administrative costs including litigation expense for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to increased expenses associated with the defense of our intellectual property (approximately $14.4 million), stock-based compensation costs associated with the restricted stock grant to our CEO in the first quarter of 2005 (approximately $2.7 million), investments in sales and marketing (approximately $1.1 million) which included headcount additions, travel, public relations and depreciation and amortization, increased expenses related to professional services (approximately $0.8 million), and increased general and administrative compensation expenses which included headcount additions (approximately $0.6 million).

In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary significantly from period to period due to the volatility of litigation activities. We expect such costs will continue to increase in 2005 relative to 2004 as we continue to engage in simultaneous private litigation in multiple jurisdictions.

Interest and other income, net (in millions)

	Three Months Ended Sept 30,			Nine Months Ended Sept 30,
	2005	2004	Change	2005	2004	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Interest and other income, net	$21.2	$1.1	1827.3%	$26.7	$7.5	256.0%

Interest and other income, net consists primarily of gains on the repurchase of our outstanding convertible notes, the sale of equity investments and interest income from our investments. In the quarter ended September 30, 2005, as compared to the same period in 2004, the increase in interest and other income, net was primarily due to gains from repurchases of a portion of the outstanding convertible notes that were issued in the first quarter of 2005 ($18.6 million, net of unamortized issuance costs), higher interest income (approximately $1.7 million) due to higher cash and marketable security balances and higher interest rates.

In the nine months ended September 30, 2005, as compared to the same period in 2004, the change consists primarily of gains on the purchases of the outstanding convertible notes (approximately $18.6 million, net of unamortized note issuance costs) and higher interest income primarily due to higher cash and marketable securities balances and interest rates (approximately $5.6 million) as compared to the gain on the sale of our investment in Tessera in 2004 (approximately $3.6 million), amortization of note issuance costs (approximately $0.9 million), and a pre-tax gain in 2004 from a default on a sublease of our former headquarters (approximately $0.5 million).

Provision for income taxes (in millions)

	Three Months Ended Sept 30,		Change	Nine Months Ended Sept 30,		Change
	2005	2004		2005	2004
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Provision for income taxes	$10.6	$1.4	657.1%	$16.9	$10.4	62.5%

In the quarter ended September 30, 2005, the provision for income taxes increased compared to the same period in 2004 due to higher income before taxes in the current quarter and higher utilization of foreign tax credits in the third quarter of 2004. For purposes of calculating the provision, the $18.6 million gain on the purchase of outstanding convertible notes was treated as a discrete item. For the nine month period ended September 30, 2005, the provision for income taxes increased compared to the comparable period in 2004. The increase was primarily due to the utilization of foreign tax credits in the third quarter of 2004.

At September 30, 2005, our balance sheet included net deferred tax assets of approximately $76.8 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock-related compensation expenses and deferred revenue, net operating loss carryovers and tax credits. In the nine months ended September 30, 2005, our net deferred tax assets decreased by $11.9 million. This decrease is due primarily to utilization of net operating loss carryovers.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependent on sufficient levels of future taxable income and other factors.

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our common stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, our Board has authorized the repurchase of up to 14.1 million shares of our outstanding common stock over an undefined period of time. As of September 30, 2005, we had repurchased 11.6 million shares of our common stock at an average price per share of $13.02. As of September 30, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of our outstanding common stock. The repurchase price for the shares of our common stock repurchased was reflected as a reduction to stockholders’ equity. We have allocated the repurchase price of the repurchased shares as a reduction to retained earnings and common stock and additional paid-in capital.

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

Revenue Recognition

Our revenues consist of royalty revenues and contract revenues generated from the following seven types of agreements with semiconductor companies, system companies and certain reseller arrangements: (1) SDRAM and DDR-compatible patent licenses, which are licenses that cover the use of our patents in various memory chips, including SDRAM and DDR, and in some cases, DDR2 and/or other memory types, and controllers which control such memory, (2) a patent cross-license with Intel, (3) XDR and FlexIO licenses, which are licenses for chips fully compatible with our XDR and FlexIO interfaces, (4) DDR2 interface cell licenses, which are licenses for chips implemented with our DDR memory interface, (5) RaSer licenses, which are licenses for our RaSer interface that licensees integrate into their logic semiconductors, (6) RDRAM licenses, which are licenses for chips fully compatible with our RDRAM memory interface, and (7) reseller arrangements, which are licenses between us and the reseller to market, distribute and sublicense, and, in certain circumstances, fabricate our interface technologies. We do not recognize contract revenues in excess of cash received if collectibility is not probable. The excess of contract fees billed over revenue recognized is shown on the balance sheet as deferred revenue.

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

SDRAM-compatible and DDR-compatible Patent Licenses.    SDRAM-compatible and DDR-compatible patent licenses generally provide for the payment of fees, which include compensation for use of our patents from the time we notify the licensee of potential infringement. Accordingly, these fees are classified as royalty revenues, which are recognized ratably over the contract period, which is typically five years. Contracts with four entities expired on March 31, 2005. We have entered into new contracts with all four entities, one of which was an interim agreement. An additional contract expired on June 30, 2005 and was subsequently extended for one year. We terminated another contract prior to anticipated expiration date of June 30, 2005. Another contract expired on September 30, 2005. Pursuant to the terms of each expiring contract, we expect to receive payment and recognize revenue through the quarter after the contract expires.

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

Reseller Arrangements.    Reseller arrangements generally provide for the payment of license fees associated with the marketing, distribution and sublicensing, and in certain circumstances, fabricating of our interface technologies. We generally recognize revenue ratably over the period in which the post-contract customer support is expected to be provided, independent of the payment schedules under the contract.

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

Litigation

As of September 30, 2005, we were involved in a number of legal proceedings, as discussed in Note 9 titled “Litigation and Asserted Claims” of our Notes to Unaudited Consolidated Condensed Financial Statements. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable and relieve the liability when such matters become final. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position, and cash flows. We recognize litigation expenses in the period in which the litigation services were provided.

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, net of taxes, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recorded in our consolidated statement of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a reduction of interest and other income, net.

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

At September 30, 2005, our balance sheet included net deferred tax assets of approximately $76.8 million, relating primarily to the difference between tax and book treatment of depreciation and amortization; employee stock related compensation expenses and deferred revenue, net operating loss carryovers and tax credits.

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

Liquidity and Capital Resources

Cash flows (in millions)

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$22.2	$35.2
Net cash used in investing activities	$(153.9)	$(61.6)
Net cash provided by financing activities	$139.7	$12.8

Operating Activities

Cash generated by operating activities in the nine months ended September 30, 2005 was primarily the result of net income of $24.3 million adjusted for certain non-cash items including depreciation (approximately $6.7 million), amortization of intangible assets and note issuance costs (approximately $4.1 million), amortization of stock-based compensation (approximately $2.7 million), a decrease in prepaids, deferred taxes and other assets (approximately $10.9 million), and an increase in the tax benefit of stock options exercised (approximately $2.8 million). This cash generated by operating activities was partially offset by a net decrease in deferred revenue (approximately $11.0 million). The net decrease in deferred revenue represents revenues recognized in excess of contract billings during the period, primarily related to the revenue associated with our XDR and FlexIO contracts which we expect to continue recognizing through 2005.

Cash generated by operating activities in the nine months ended September 30, 2004 was primarily the result of net income (approximately $27.0 million) adjusted for certain non-cash items including depreciation (approximately $3.9 million), amortization of intangible assets and note issuance costs (approximately $1.6 million), a decrease in accounts receivable (approximately $8.5 million) primarily related to payments for XDR and FlexIO interface contracts and an increase of the tax benefit of stock options exercised (approximately $28.7 million). This cash generated from operations was partially offset by an increase in prepaid, deferred taxes and other assets (approximately $23.6 million) and by a net decrease in deferred revenue (approximately $12.3 million). The decrease in deferred revenue represents revenues recognized in excess of contract billings during the period.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2005 primarily consisted of net purchases of marketable securities (approximately $144.4 million) resulting from the investment of a portion of the net proceeds from the issuance of convertible notes. In addition, $5.4 million was used to acquire certain proprietary digital core designs and $6.9 million was used for the purchase of property and equipment, including computer and software purchases in the United States and computer equipment, software, leasehold improvements and office equipment and furniture for a new facility in India. Restricted investments decreased (approximately $2.8 million) due to the settlement in the Infineon case as discussed in Note 9 titled “Litigation and Asserted Claims” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q.

Cash used in investing activities in the nine months ended September 30, 2004 primarily consisted of net purchases of marketable securities (approximately $45.1 million) and cash paid for the acquisition and related acquisition costs of certain serial link intellectual property assets from Cadence (approximately $11.1 million) and the purchases of property and equipment, including software tools from Cadence (approximately $10.8 million). Investing activities also included cash proceeds received on the sale of 85% of our investment in Tessera (approximately $5.6 million).

Financing Activities

Net cash provided by financing activities was $139.7 million in the nine months ended September 30, 2005. We received net proceeds from the issuance of convertible notes (approximately $292.8 million) and net proceeds from the issuance of common stock associated with exercises of employee stock options and common stock issued under our employee stock purchase plan (approximately $6.1 million). This cash provided from the issuance of convertible notes and common stock was partially offset by the repurchase of our common stock (approximately $75.0 million) and the purchases of outstanding convertible notes (approximately $84.1 million).

For the nine months ended September 30, 2004, we generated net proceeds from the issuance of common stock associated with the exercises of employee stock options and common stock issued under our employee stock purchase plan (approximately $34.5 million). This cash provided from the common stock was partially offset by $21.7 million we used to repurchase our common stock.

Subsequent Liquidity Event

Subsequent to the balance sheet date, on October 25, 2005, Rambus repurchased $35.0 million face value of our outstanding notes, for a price of approximately $28.9 million. The gain of approximately $6.1 million, less related unamortized note issuance costs of approximately $0.7 million will be recognized as interest and other income net, in the fourth quarter ending December 31, 2005.

In conclusion, we currently anticipate that existing cash and cash equivalents will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We have also signed a lease for a facility in Chapel Hill through November 15, 2009, where our North Carolina employees relocated in June 2004 and for a lease for a design center in Bangalore, India through November 30, 2009. In addition, as a result of our recent acquisition of GDA Technologies, we entered into a lease for an additional facility in Bangalore, India through March 31, 2007.

On February 1, 2005, we issued $300.0 million aggregate principal amount of convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank). We elected to pay the principal amount of the convertible notes in cash when they are due and the initial conversion price of the convertible notes is $26.84 per share. Subsequently, we have repurchased a total of $105.0 million face value of the outstanding notes. As a result, the Convertible notes outstanding and payable as of September 30, 2005 was reduced to $195.0 million. See Note 10 titled “Convertible Notes” to our Notes to Unaudited Consolidated Condensed Financial Statements for the terms of these notes.

As of September 30, 2005, our material contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes	$195,000	$—	$—	$195,000	$—
Operating Leases	$30,511	$7,593	$10,856	$10,706	$1,356

Total	$225,511	$7,593	$10,856	$205,706	$1,356

RISK FACTORS

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM-compatible and DDR-compatible products in 2000-01, we became involved in litigation related to such efforts. As of November 3, 2005, we are in litigation with four such potential SDRAM-compatible and DDR- compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) that our patents are unenforceable based on various allegations concerning our alleged conduct in the 1990s and early 2000s, including that we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991-96 participation in the JEDEC standard setting organization.

For example, Hynix has now broadened its counterclaims to attempt to include our 1990s relationship with Intel and our alleged disparagement of DDR and SDRAM products in the 1990s. By way of further example, Micron, Hynix, Samsung and Nanya have alleged that we have unclean hands based on alleged litigation misconduct and document spoliation, allegations that overlap with those successfully used by Infineon to obtain the recent dismissal of our patent claims in the our case against Infineon in Virginia. There can be no assurance that such claims will not again be successfully used to defeat or limit our patent or other claims. In addition, we have relatively recently discovered potentially relevant and recoverable data on numerous computer back-up tapes. While our analysis of the contents and circumstances surrounding the discovery of these tapes is ongoing, there can be no assurance that the fact of such a discovery or the contents of the tapes will not harm or further delay our on-going litigation.

There can be no assurance that parties will not succeed with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results, or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration. Among other things, there can be no assurance that we will succeed in negotiating future settlements or licenses on terms better than those recently extended in our most recent settlement. There can be no assurances that the circumstances under which we negotiated our most recent settlement will turn out to be significantly different from the circumstances of future cases and future settlements, although we currently believe that significant differences do exist.

Any of these matters, whether or not determined in our favor or settled by us, is costly, will tend to discourage future design partners, will tend to impair adoption of our existing technologies and diverts the efforts and attention of our management and technical personnel from other business operations. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Failure to achieve positive results in litigation will also result in a failure to trigger certain contractual provisions that would convert certain flat rate royalty arrangements to per unit royalties. Any or all of these adverse results could cause a substantial decline in our revenues and stock price.

An adverse resolution by or with a governmental agency, such as the Federal Trade Commission or the European Commission, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenues to decline substantially.

If there were an adverse determination by, or other resolution with, a government agency, we may be limited in enforcing our intellectual property rights and in obtaining licenses, which would cause our revenues to decline substantially. For example, in June 2002, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing our intellectual property rights in patents with a priority date prior to June 1996. Although the initial decision in the FTC proceeding supported our position and dismissed the complaint, that initial decision has been appealed by the FTC staff and may be reversed by the FTC or subject to some future compromise given developments in that case or the totality of circumstances we face. Among other things, the FTC has recently permitted a partial re-opening of the record. The European Commission has directed inquiries to us relating to similar topics. If proceedings by one of these agencies, or any other governmental agency, result in a resolution that could limit our ability to enforce or license our intellectual property, our revenues could decline substantially.

On May 13, 2004, the Technical Appeals Board of the European Patent Office issued its written opinion as to the revocation of European Patent No. 0525068. In addition, on January 13, 2005, an opposition board of the European Patent Office revoked our European Patent No. 004956, and issued its written decision on February 9, 2005. We are appealing this decision to an appellate panel of the European Patent Office. However, this result leaves us with two remaining issued patents in Europe relating to DDR DRAM memory products, which patent is currently subject to a pending opposition proceeding. If a sufficient number of our other patents are similarly impaired or revoked, our ability to enforce or license our intellectual property would be significantly impaired and would cause our revenues to decline substantially.

If we are unable to successfully protect our inventions through the issuance and enforcement of patents, our operating results could be adversely affected.

We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:

•	any current or future U.S. or foreign patent applications will be approved;

•	our issued patents will protect our intellectual property and not be challenged by third parties;

•	the validity of our patents will be upheld;

•	our patents will not be declared unenforceable;

•	the patents of others will not have an adverse effect on our ability to do business;

•	the Congress or the U.S. Courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners; or

•	others will not independently develop similar or competing interfaces or design around any patents that may be issued to us.

If any of the above were to occur, our operating results could be adversely affected.

Our inability to protect and own the intellectual property created by us would cause our business to suffer.

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law, and contractual provisions to protect our other, non-patentable intellectual property rights. If we fail to protect these intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on the applicability of our intellectual property to the products of third party manufacturers, and our ability to enforce intellectual property rights against them. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so, our business will suffer.

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

We may not be able to satisfy the requirements under the Infineon settlement and license agreement that would require Infineon to pay us up to an additional $100.0 million in royalty payments.

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens) which, among other things, requires Infineon to pay to us aggregate royalties of $50.0 million in quarterly installments of $5.85 million starting by November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Infineon will be required to make additional royalty payments to us which may aggregate up to $100.0 million. We may not succeed in entering into these additional license agreements necessary to trigger Infineon’s obligations under the settlement and license agreement to pay to us additional royalty payments, thereby reducing the value of the settlement and license agreement to us.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.

For the quarter and nine months ended September 30, 2005, revenues from our top five licensees accounted for approximately 79% and 74% of our revenues, respectively. This compares with the quarter and nine months ended September 30, 2004 where revenues from our top five licensees accounted for approximately 75% and 76% of our revenues, respectively. For each of the quarters ended September 30, 2005 and September 30, 2004, revenues from Intel, Toshiba and Elpida each accounted for greater than 10% of total revenues. We expect that we may continue to experience significant revenue concentration for the foreseeable future.

Substantially all of our licensees, including Intel, have the right to cancel their licenses. Failure to renew licenses and/or the loss of any of our top five licensees would cause revenues to decline substantially.

In addition, some of our commercial agreements require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated in a limited number of licensees.

Most of the contracts related to the license of our patents for SDRAM and DDR-compatible products have expired or will expire in 2005. Contracts with four entities expired on March 31, 2005. We have entered into new contracts with all four entities, one of which was an interim agreement. An additional contract expired on June 30, 2005 and was subsequently extended for one year. As previously announced, we terminated another contract prior to anticipated expiration date of June 30, 2005. Another contract expired on September 30, 2005. Pursuant to the terms of each expiring contract, we expect to receive payment and recognize revenue through the quarter after the contract expires.

Our financial results have been materially dependent upon Intel, and if we cannot maintain this relationship into the future, our results of operations may decline significantly.

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

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

We have significant indebtedness. On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010, of which $160.0 million remains outstanding as of November 3, 2005.

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

We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Our licensees and systems customers rely heavily on our technological expertise in designing, testing and manufacturing products incorporating our chip interface technologies. In addition, relationships with new licensees or system companies generally require significant engineering support. As a result, any increases in adoption of our interfaces will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our interface technologies and to remain competitive. The rapid rate of hiring new employees, establishing a new infrastructure, or of coordinating a third party sales relationship with a substantially larger sales force, could be disruptive and could adversely affect the efficiency of our business or cause conflicts in our distribution or sales channels.

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

In connection with future acquisitions or mergers, strategic transactions or other arrangements, we may incur substantial expenses regardless of whether the transaction occurs. We may also incur non-cash charges in connection with a merger, acquisition, strategic transaction or other arrangement. In addition, we may be required to assume the liabilities of the companies we acquire. By assuming the liabilities, we may incur liabilities such as those related to intellectual property infringement or indemnification of customers of acquired businesses for similar claims, which could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve restrictive covenants or be dilutive to our existing stockholders.

A substantial portion of our revenues are derived from sources outside of the United States and these revenues are subject to risks related to international operations that are often beyond our control.

For the quarters and nine months ended September 30, 2005, revenues from our international operations constituted approximately 68% and 70% of our total revenues, respectively, as compared to 70% and 68% during the quarter and nine months ended September 30, 2004. We currently have international operations in India

(design), Japan (sales), Taiwan (sales) and Germany (sales). As a result of our continued focus on our international operations, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

Our international operations and revenues are subject to a variety of risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•	changes to tax codes and treatment of revenues from international sources, including being subject to foreign tax laws and potentially being liable for paying taxes in that foreign jurisdiction;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;

•	that our Bangalore facility is our first attempt to manage a design center that is outside of the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems; and

•	natural disasters, acts of terrorism, widespread illness and war.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors that could cause our operating results to fluctuate include:

•	adverse litigation results such as an adverse outcome to us in the Hynix court proceedings;

•	semiconductor and system companies’ acceptance of our interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our interfaces;

•	announcements or introductions of new technologies or products by us or our competitors;

•	the unpredictability of the timing of any litigation expenses;

•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts; and

•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

In the quarter and nine months ended September 30, 2005, royalties accounted for over 78% and 83%, of our total revenues, respectively, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is probable. Royalties are also dependent upon fluctuating sales volumes and prices of licensed chips that include our technology, all of which are beyond our ability to control or assess in advance. In addition, royalty revenues are affected by the seasonal shipment patterns of systems incorporating our interface products, or by a system company change in its source of licensed chips, and the new source’s different royalty rates. In the fourth quarter of 2005, we anticipate that revenue from SDRAM and DDR-compatible products will increase as compared to the third quarter of 2005 primarily as a result of the first quarterly license fee of $5.85 million due from Infineon.

As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

Our licensing cycle is lengthy and costly which makes it difficult to predict future revenues, which in turn may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates which would likely cause our stock price to decline.

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

Our XDR and FlexIO interfaces and the manufacturing processes to incorporate them are new and complex, which may lead to technology and product development scheduling risks and there remains significant contract work to be completed, therefore percentage of completion accounting is used for these licenses. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for these types of projects. In addition, there is market risk associated with these products, and there can be no assurance that unit volumes, and their associated royalties, will occur. If our technology fails to capture or maintain a portion of the high volume consumer market, our business results could suffer.

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

Our success is dependent upon our ability to identify, attract, motivate and retain qualified personnel who can enhance our existing technologies and introduce new technologies. Competition for qualified personnel, particularly those with significant industry experience, is intense. We are also dependent upon our senior management personnel, many of whom have worked together for us for many years. The loss of the services of any of our senior management personnel, or key sales personnel in critical markets, or critical members of staff, or of a significant number of our engineers could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.

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

While we have evaluated our internal controls over financial reporting as of December 31, 2004 and complied with the management certification and our Independent Register Public Accounting Firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our Annual Report on Form 10-K for the year ended December 31, 2004, we may not continue to meet such certification and attestation requirements annually. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, or if our independent registered public accounting firm does not timely attest to the evaluation, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ National Market, which could adversely affect our financial results and the market price of our common stock.

FASB’s adoption of Statement 123(R) will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004, FASB issued Statement 123(R), “Share Based Payment.” On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). Under this new rule, companies are allowed to implement SFAS No. 123(R) starting in the first quarter of fiscal year 2006. SFAS No. 123(R) will require us to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

The table below summarizes the book value, fair value, unrealized losses and related weighted average interest rates for our marketable securities portfolio as of September 30, 2005 and December 31, 2004 (in thousands, except percentages).

	September 30, 2005
	Fair Value	Book Value	Unrealized (Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$293,952	$296,140	$(2,188)	3.68%
Corporate notes and bonds	34,466	34,936	(470)	2.40%
Municipal notes and bonds	—	—	—	0.00%

Total marketable securities	$328,418	$331,076	$(2,658)

	December 31, 2004
	Fair Value	Book Value	Unrealized (Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$109,506	$110,472	$(966)	2.09%
Corporate notes and bonds	69,579	70,297	(718)	2.33%
Municipal notes and bonds	8,965	8,970	(5)	2.03%

Total marketable securities	$188,050	$189,739	$(1,689)

Item 4.    Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In October 2001, our Board approved a stock repurchase program of our common stock principally to reduce the dilutive effect of future stock issuances, including from employee stock options. Since the beginning of the program, our Board has authorized the repurchase of up to 14.1 million shares of our outstanding common stock over an undefined period of time. There were no repurchases in the quarter ended September 30, 2005. As of September 30, 2005, we had repurchased 11.6 million shares of our common stock at an average price per share of $13.02. As of September 30, 2005, there remained an outstanding authorization to repurchase 2.5 million shares of our outstanding common stock.

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

RAMBUS INC.

November 3, 2005 Date:	/s/ ROBERT K. EULAU By: Robert K. Eulau, Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3	Amended and Restated Bylaws of Registrant dated April 13, 2005.
4.1(3)	Form of Registrant’s Common Stock Certificate.
4.2(4)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.
4.3(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank, as rights agent.
4.3.2(6)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and EquiServe Trust Company, N.A., as successor to Fleet National Bank.
4.4(7)	Common Stock Purchase Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of Registrant’s common stock.
4.5(17)	Indenture, dated as of February 1, 2005, between Registrant and U.S. Bank National Association, a national banking association.
4.6(17)	Form of Note (included in Exhibit 4.5).
4.7(17)	Registration Rights Agreement, dated as of February 1, 2005, between Registrant and the initial purchasers named therein.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(8)(9)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.
10.3(9)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.
10.4	1997 Stock Plan (as amended and restated as of January 25, 2005), filed herewith.
10.5(10)	1997 Employee Stock Purchase Plan and related forms of agreements.
10.6(3)	Standard Office Lease, dated as of March 10, 1991, between Registrant and South Bay/Latham.
10.7(11)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos - El Camino Associates, LLC.
10.8(11)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.
10.9(11)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.
10.10(12)	Office Sublease, dated as of May 8, 2000 between Registrant and Muse Prime Software, Inc.
10.11(13)	1999 Nonstatutory Stock Option Plan (as amended and related as of April 10, 2002).
10.12(8)(14)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant Intel Corporation.
10.13(15)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.
10.14(16)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10.15(16)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment, Inc.
10.16(16)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.
10.17(8)	Settlement and License Agreement dated March 21, 2005, between Registrant and Infineon Technologies AG.
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(3)	Incorporated by reference to the Form S-1/A filed on April 24, 1997
(4)	Incorporated by reference to the Form S-1/A filed on March 6, 1997
(5)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(6)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(7)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(8)	Confidential treatment was granted with respect to this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(9)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(10)	Incorporated by reference to the Registration Statement on Form S-8 filed June 6, 1997.
(11)	Incorporated by reference to the Form 10-K filed on December 23, 1999.
(12)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(13)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002.
(14)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(15)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(16)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(17)	Incorporated by reference to the Form S-3 filed on April 29, 2005