Form 10-K
period 2005-12-31
RAMBUS INC
filed 2006-02-21
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 Par Value

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $914.1 million based upon the closing price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s common stock, $.001 par value, was 100,907,174 as of January 31, 2006.

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

PART I

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Sources, amounts and concentration of revenue, including royalties;

•	Product development;

•	Improvements in technology;

•	Engineering, marketing and general and administration expenses;

•	Litigation expenses;

•	Research and development expenses;

•	Success in the market of our or our licensees’ products;

•	Success in renewing license agreements;

•	Sources of competition;

•	Outcome and effect of current and potential future litigation;

•	Protection of intellectual property;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Status of our leveraged position;

•	Likelihood of paying dividends;

•	Cash and cash equivalents position;

•	Lease commitments;

•	Adoption of accounting pronouncements, including stock-based compensation;

•	Terms of our licenses;

•	Trading price of our common stock;

•	Operating results;

•	Realization of deferred tax assets;

•	Accounting estimates and procedures;

•	Interest and other income, net;

•	Effective tax rates;

•	Valuation allowance for deferred tax assets; and

•	Amortization of intangible assets.

You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors.” All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

Rambus, RDRAM, XDR, FlexIO and FlexPhase are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this annual report on Form 10-K are the property of their respective owners.

Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Advanced Backplane	ABP
Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Fully Buffered—Dual Inline Memory Module	FB-DIMM
Gigabytes per second	Gb/s
Graphics Double Data Rate	GDDR
Input/Output	I/O
Peripheral Component Interconnect	PCI
Synchronous Dynamic Random Access Memory	SDRAM
System Packet Interface	SPI

From time to time we will refer to the abbreviated names of certain companies and, as such, have provided a chart to indicate the full names of those companies for your convenience.

Advanced Micro Devices Inc.	AMD
ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Canon Inc.	Canon
Cisco Systems, Inc.	Cisco
Cray Computer Corporation	Cray
Elpida Memory, Inc.	Elpida
Fujitsu Limited	Fujitsu
GDA Technologies, Inc.	GDA
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Juniper Networks, Inc.	Juniper
Matsushita Electrical Industrial Co.	Matsushita
Micron Technologies, Inc.	Micron
Mitsubishi Electric Corporation	Mitsubishi
Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NECEL
NurLogic Design, Inc.	NurLogic
Renesas Technology Corporation	Renesas
S3 Graphics, Inc.	S3 Graphics
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
ST Microelectronics	ST Micro
Synopsys Inc.	Synopsys
Tessera Technologies, Inc.	Tessera
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba
Velio Communications	Velio

Item 1.    Business

Rambus™ Inc. (“we” or “Rambus”) was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 4440 El Camino Real, Los Altos, California. Our Internet address is www.rambus.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

We invent and license chip interface technologies that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the time-to-market, performance, and cost-effectiveness of our customers’ semiconductor and system products for computing, communications and consumer electronics applications.

Our chip interface technologies are covered by more than 440 U.S. and international patents. Additionally, we have over 480 patent applications currently pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

We offer our customers two alternatives for using our chip interface technologies in their products:

First, we license our broad portfolio of patented inventions to semiconductor and system companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. Patent license agreements are royalty bearing.

Second, we develop proprietary and industry-standard chip interface products that we provide to our customers under license for incorporation into their semiconductor and system products. Because of the often complex nature of implementing state-of-the art chip interface technology, we offer our customers a range of engineering services to help them successfully integrate our chip interface products into their semiconductors and systems. Product license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are customarily bundled with our product licenses, and are performed on a fixed price basis. Further, under product licenses, our customers may receive licenses to our patents necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Background

The performance of computers, consumer electronics and other electronic systems is often constrained by the speed of data transfer between the chips within the system. Ideally, the rate of the data transfer between chips should support the rate of data transfer on-chip. Over the last decade, however, this has not been the case as on-chip frequencies continue to exceed the frequency of communication between chips at a growing rate. Further, the inability to scale packaging technology (number of signal pins on a package) at the rate at which transistor counts scale through improvements in semiconductor process technology only worsens the chip interface “bottleneck.” As a result, continued advances to increase on-chip frequencies or transistor densities face potentially diminishing returns in increasing overall system performance. Our technologies help semiconductor and system designers speed the performance of chip interfaces thus helping to boost the overall performance of electronic systems.

Our Offerings

Patent Licensing

We derive the majority of our annual revenues by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Elpida, Infineon, Intel, Matsushita, NECEL, and Renesas have taken licenses to our patents for use in their own products. Examples of the many patented innovations in our portfolio include:

Fully Synchronous DRAM which is designed to allow precise timing from a DRAM system, improving memory transfer efficiency.

Dual Edge Clocking which is designed to allow data to be sent on both the leading and trailing edge of the clock pulse effectively doubling the transfer rate out of a memory core without the need for higher system clock speeds.

Variable Burst Length which is designed to improve data transfer efficiency by allowing varying amounts of data to be sent per a memory read or write request in DRAMs and Flash memory.

FlexPhase™ technology which uses flexible circuits to synchronize data output and compensate for circuit timing errors.

Channel Equalization which is designed to improve signal integrity and system margins by reducing Inter-Symbol Interference in high speed parallel and serial link channels.

Product Licensing

We license our proprietary and industry-standard chip interface products to our customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, Fujitsu, IBM, Intel, Texas Instruments, Sony, ST Micro, and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help successfully integrate our chip interface products into their semiconductors and systems. Additionally, product licensees may receive, as an adjunct to their chip interface license agreements, patent licenses as necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Our proprietary chip interface products include the XDR, XDR2 and RDRAM memory chip interface products, the FlexIO processor bus, and the ABP chip interface.

The XDR chip interface enables what we believe to be the world’s fastest production DRAM with operation up to 6.4 Gb/s. XDR DRAM has been selected as the main memory solution for Sony’s upcoming PlayStation®3 as well as a number of as yet unannounced consumer electronic applications.

The XDR2 memory chip interface incorporates our recently announced innovation of DRAM microthreading and delivers the world’s highest performance for graphics intensive applications such as gaming and digital video.

RDRAM memory has shipped in the PlayStation®2, Intel-based PCs, Texas Instruments DLPTM TVs and in Juniper routers. Our customers have sold over 500 million RDRAM devices across all applications during its history. This product is approaching end-of-life and we anticipate revenues from RDRAM will continue to decline.

The FlexIO processor bus is what we believe to be the world’s fastest. It is one of our two key chip interface products that enable the Cell processor co-developed by Sony, Toshiba and IBM.

ABP is a serial link chip interface product which provides for high speed operation in very challenging backplane environments in network switches and routers.

In addition to our proprietary products, we offer industry-standard chip interface products for DDR, DDR-2, GDDR, PCI ExpressTM and Fibre Channel. We also offer digital logic controllers for PCI Express, Gigabit and 10 Gigabit Ethernet, and SPI 4.2.

Target Markets, Applications and Customers

We work with leading and emerging semiconductor and system customers to enable their next generation products. We engage with our customers across the entire product life cycle, from system architecture development, to chip design, to system integration, to production ramp up through product maturation. Our chip interface technologies are incorporated into a broad range of high-volume applications in the computing, consumer electronics and communications markets. System level products that utilize our chip interfaces include servers, printers, video projectors, video game consoles, digital TVs, set-top boxes, routers and switches manufactured by such companies as Canon, Cisco, Cray, Hewlett-Packard, Juniper, Matsushita and Sony.

Our Strategy

The key elements of our strategy are as follows:

Develop Core Technology: Develop and patent our core technology to provide us with a fundamental competitive advantage in memory and logic chip interfaces.

Develop Products: Develop products which incorporate our core technology and provide our customers with the benefits of superior performance, faster time-to-market, lower risk and greater cost effectiveness for a range of applications in computing, communications and consumer electronics.

Engage With Leading Companies: Engage with leading semiconductor and system customers to solve their critical chip interface design problems and incorporate our high performance, low-risk, silicon-proven chip interfaces into their solutions.

License our Chip Interface Technologies: License our patented inventions and specific chip interface products to customers for use in their semiconductor and system products.

Design and Manufacturing

Our chip interface technologies are developed with high-volume manufacturing processes in mind, such as industry-standard complementary metal-oxide semiconductor processes among others, including those available from leading semiconductor manufacturers. Typically, our chip interface products are delivered in one of three ways: implementation package, custom development or off-the-shelf design. We provide implementation packages to licensees who wish to port our chip interface designs to a manufacturing process being used to develop their semiconductor products. This package typically includes a specification, a generalized circuit layout database and test parameter software. We do custom development when licensees have contracted with us to produce a specific design implementation optimized for the licensee’s manufacturing process. In such cases, the licensee provides specific design rules and transistor models for the licensee’s process. We deliver off-the-shelf products when licensees purchase a previously developed chip interface design, which is typically the case with fabless semiconductor companies where the design rules and transistor models are provided by a third-party foundry manufacturer.

Research and Development

Our ability to compete in the future will be substantially dependent on our ability to advance our chip interfaces and patented inventions in order to meet changing market needs. To this end, we have assembled a team of highly skilled engineers whose activities are focused on further development of our chip interfaces and patented inventions as well as adaptation of current chip interfaces to specific customers’ processes. Our engineers are developing new chip interfaces and new versions of existing chip interfaces that we expect will allow chip data transfer at higher speeds, as well as provide other improvements and benefits. Our design and development process is a multi-disciplinary effort requiring expertise in system architecture, digital and analog circuit design and layout, semiconductor process characteristics, packaging, printed circuit board routing, signal integrity and high-speed testing techniques.

As of January 31, 2006, we had 237 employees in our engineering departments, representing 69% of our total human resources. For the twelve months ended December 31, 2005, 2004, and 2003, research and development expenses were $41.0 million, $32.6 million and $30.4 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our license and customer service agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenues, even though some of these engineering efforts have direct applicability to our technology development.

Competition

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Some semiconductor companies have developed and support competing logic chip interfaces including their own serial link chip interfaces and parallel bus chip interfaces. We also face competition from semiconductor and intellectual property companies who provide their own DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our RDRAM and XDR licensees, produce versions of DRAM such as SDRAM, DDRx (where the “x” is a number that represents a version) and GDDRx (where the “x” is a number that represents a version) which compete with RDRAM and XDR chips. We believe that our principal competition for memory chip interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

The JEDEC Solid State Technology Association, a standards setting body including semiconductor and system companies, has standardized what they call an extension of DDR, known as DDR2. JEDEC is also standardizing what they describe as an extension of DDR that they refer to as DDR3 and a FB-DIMM standard. Other efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5, as well as new ways to integrate products such as system-in-package DRAM. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

In the industry standard and proprietary serial link chip interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link chip interfaces, as well as from competitors, such as ARM and Synopsys, who license similar serial link chip interface products and digital controllers. At the 10 Gb/s speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts under way or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our serial link chip interface business. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

In the FlexIO processor bus chip interface business, we face additional competition from semiconductor companies who develop their own parallel bus chip interfaces, as well as competitors who license similar parallel bus chip interface products. We may also see competition from industry consortia or standard setting bodies that could negatively impact our FlexIO processor bus chip interface business. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

As with our memory chip interface products, to the extent that competitive alternatives to our serial or parallel logic chip interface products might provide comparable system performance at lower or similar cost, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies.

Employees

As of December 31, 2005, we had 333 full-time employees. We believe that our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is excellent.

Patents and Intellectual Property Protection

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. We currently have more than 440 U.S. and international patents on various aspects of our technology, with expiration dates ranging from 2010 to 2022, and have over 480 pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with licensees and systems companies, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Business Segment Data, Customers and Our Foreign Operations

We operate in a single industry segment. Information concerning revenue, results of operations and revenues by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 11 of our Notes to Consolidated Financial Statements, all of which are incorporated herein by reference. Information concerning identifiable assets is set forth in Note 11 of our Notes to Consolidated Financial Statements, all of which are incorporated herein by reference. Information on customers that comprise 10% or more of our consolidated revenues and risks attendant to our foreign operations is set forth in Item 1A, “Risk Factors.”

Item 1A.    Risk Factors

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM-compatible and DDR-compatible products in 2000-01, we became involved in litigation related to such efforts. As of February 21, 2005, we are in litigation with four such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) that our patents are unenforceable based on various allegations concerning our alleged conduct in the 1990s and early 2000s, including that we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991-96 participation in the JEDEC standard setting organization.

For example, Hynix has now broadened its counterclaims to attempt to include our 1990s relationship with Intel and our alleged disparagement of DDR and SDRAM products in the 1990s and early 2000s. By way of further example, Micron, Hynix, Samsung and Nanya have alleged that we have unclean hands based on alleged litigation misconduct and document spoliation, allegations that overlap with those successfully used by Infineon to obtain the early 2005 dismissal of our patent claims in the our case against Infineon in Virginia. Although we recently defeated Hynix’s similar unclean hands and spoliation claims, Hynix has sought a new trial on these issues or permission to appeal the court’s decision. There can be no assurance that such claims will not again be successfully used to defeat or limit our patent or other claims.

There can be no assurance that parties will not succeed with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results, or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration. Among other things, there can be no assurance that we will succeed in negotiating future settlements or licenses on terms better than those recently extended in our Infineon settlement. There can be no assurances that the circumstances under which we negotiated our Infineon settlement will turn out to be significantly different from the circumstances of future cases and future settlements, although we currently believe that significant differences do exist.

Any of these matters, whether or not determined in our favor or settled by us, is costly, may cause delays, will tend to discourage future design partners, will tend to impair adoption of our existing technologies and diverts the efforts and attention of our management and technical personnel from other business operations. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Delay or any or all of these adverse results could cause a substantial decline in our revenues and stock price.

An acquisition of all of Infineon’s DRAM operations could make it more difficult for us to obtain royalty rates we believe are appropriate and could reduce the number of companies in our antitrust litigation

Our license with Infineon, which was part of our settlement, provides for the extension of certain benefits under that license to a successor in interest that, under certain conditions, acquires all of Infineon‘s DRAM operations. If such an acquisition were to occur, such successor would be entitled to the extension of such benefits, including the ability to pay a royalty calculated by multiplying the Infineon rate by the percentage increase in DRAM volume represented by the successor company’s combined operations. Such an extension of benefits could also make it more difficult for us to obtain the royalty rates we believe are appropriate from the market as a whole. Such an extension of benefits would, in addition, also operate to extend a release of claims to such successor, thus reducing the number of companies to which we believe we are entitled to look for compensation for the antitrust injury alleged by us in our pending San Francisco antitrust action.

An adverse resolution by or with a governmental agency, such as the Federal Trade Commission or the European Commission, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenues to decline substantially.

If there were an adverse determination by, or other resolution with, a government agency, it may limit our ability to enforce our intellectual property rights or to obtain licenses, which would cause our revenues to decline substantially. For example, in June 2002, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing our intellectual property rights in patents with a priority date prior to June 1996. Although the initial decision in the FTC proceeding supported our position and dismissed the complaint, that initial decision has been appealed by the FTC staff and may be reversed by the FTC or subject to some future compromise given developments in that case or the totality of circumstances we face. Among other things, the FTC has recently permitted a partial re-opening of the record. The European Commission has directed inquiries to us relating to similar topics. If proceedings by one of these agencies, or any other governmental agency, result in a resolution that could limit our ability to enforce or license our intellectual property, our revenues could decline substantially.

On May 13, 2004, the Technical Appeals Board of the European Patent Office issued its written opinion as to the revocation of European Patent No. 0525068. In addition, on January 13, 2005, an opposition board of the European Patent Office revoked our European Patent No. 004956, and issued its written decision on February 9, 2005. We are appealing this decision to an appellate panel of the European Patent Office. While this result still leaves us with additional issued patents in Europe relating to one or both of SDRAM and DDR SDRAM memory products, there are similar pending opposition proceedings with respect to some of those patents as well. If a sufficient number of such patents are similarly impaired or revoked, our ability to enforce or license our intellectual property would be significantly impaired and this could cause our revenues to decline substantially.

If we are unable to successfully protect our inventions through the issuance and enforcement of patents, our operating results could be adversely affected.

We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:

•	any current or future U.S. or foreign patent applications will be approved;

•	our issued patents will protect our intellectual property and not be challenged by third parties;

•	the validity of our patents will be upheld;

•	our patents will not be declared unenforceable;

•	the patents of others will not have an adverse effect on our ability to do business;

•	the Congress or the U.S. Courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners or alter in an adverse way the process for seeking patents; or

•	others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us.

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

If market leaders do not adopt our chip interface products, our results of operation could decline.

An important part of our strategy is to penetrate markets for chip interfaces by working with leaders in those markets. This strategy is designed to encourage other participants in those markets to follow such leaders in adopting our chip interfaces. If a high profile industry participant adopts our chip interfaces but fails to achieve success with its products or adopts and achieves success with a competing chip interface, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging our memory solutions adopted by their competitors or a strategy of otherwise undermining the market adoption of our solutions.

By way of example, we target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products such as PCs and video game consoles. We are subject to many risks beyond our control that influence whether or not a particular system company will adopt our chip interfaces, including, among others:

•	competition faced by a system company in its particular industry;

•	the timely introduction and market acceptance of a system company’s products;

•	the engineering, sales and marketing and management capabilities of a system company;

•	technical challenges unrelated to our chip interfaces faced by a system company in developing its products;

•	the financial and other resources of the system company;

•	the supply of semiconductors from our licensees in sufficient quantities and at commercially attractive prices;

•	the ability to establish the prices at which the chips containing our chip interfaces are made available to system companies; and

•	the degree to which our licensees promote our chip interfaces to a system company.

Our strategy also includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation®2, digital TVs and set top boxes. There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in generating expected royalties, nor can there be any assurance that any of our technologies selected for licensing will be implemented in a commercially developed or distributed product.

If any of these events occur and market leaders do not successfully adopt our technologies, our strategy may not be successful and, as a result, our results of operations could decline.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.

For the twelve months ended December 31, 2005, 2004 and 2003, revenues from our top five licensees accounted for approximately 73%, 74% and 75% of our revenues, respectively. For the twelve months ended December 31, 2005, revenues from Intel, Elpida, Toshiba and Matsushita each accounted for greater than 10% of our total revenues. For the twelve months ended December 31, 2004, revenues from Intel, Toshiba and Elpida each accounted for greater than 10% of our total revenues. For the twelve months ended December 31, 2003, revenues from Intel, Toshiba and Samsung each accounted for greater than 10% of our total revenues. We recently entered into agreements with Infineon and AMD, which are expected to account for a significant percentage of our revenues in 2006. We may continue to experience significant revenue concentration for the foreseeable future.

Substantially all of our licensees, including Intel, have the right to cancel their licenses. Failure to renew licenses and/or the loss of any of our top five licensees would cause revenues to decline substantially. Intel is our largest customer and is an important catalyst for the development of new memory and logic chip interfaces in the semiconductor industry. We have a patent cross-license agreement with Intel for which we will receive quarterly royalty payments through the second quarter of 2006. The patent cross-license agreement expires in September 2006, at which time, Intel will have a paid up license for the use of all of our patents claiming priority prior to September 2006. Intel has the right to cancel the agreement with us prior to the expiration of the contract. We have other licenses with Intel, in addition to the patent cross-license agreement, for the development of serial link chip interfaces. If we do not replace the revenues we previously received under the Intel contract, our results of operations may decline significantly.

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

We are in negotiations with licensees to renew SDRAM and DDR-compatible contracts. Two licensees are on interim agreements which will expire this year and one licensee is on an extension which expires this year. We are also in negotiations with new potential licensees. We expect SDRAM and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. If we are unsuccessful in renewing any of our SDRAM and DDR-compatible contracts, our results of operations may decline significantly.

Some of our revenue is subject to the pricing policies of our licensees over whom we have no control.

We have no control over our licensees’ pricing of their products and there can be no assurance that licensee products using or containing our chip interfaces will be competitively priced or will sell in significant volumes. One important requirement for our memory chip interfaces is for any premium in the price of memory and controller chips over alternatives to be reasonable in comparison to the perceived benefits of the chip interfaces. If the benefits of our technology do not match the price premium charged by our licensees, the resulting decline in sales of products incorporating our technology could harm our operating results.

We face intense competition that may cause our results of operations to suffer.

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Some semiconductor companies have developed and support competing logic chip interfaces including their own serial link chip interfaces and parallel bus chip interfaces. We also face competition from semiconductor and intellectual property companies who provide their own DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our RDRAM and XDR licensees, produce versions of DRAM such as SDRAM, DDRx (where the “x” is a number that represents a version) and GDDRx (where the “x” is a number that represents a version) which compete with RDRAM and XDR chips. We believe that our principal competition for memory chip interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

JEDEC has standardized what they call an extension of DDR, known as DDR2. JEDEC is also standardizing what they describe as an extension of DDR that they refer to as DDR3 and a FB-DIMM standard. Other efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5, as well as new ways to integrate products such as system-in-package DRAM. To the extent that these alternatives might provide comparable system performance at lower or similar cost than RDRAM and XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

In the industry standard and proprietary serial link chip interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link chip interfaces, as well as from competitors, such as ARM and Synopsys, who license similar serial link chip interface products and digital controllers. At the 10 Gb/s speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts under way or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our serial link chip interface business.

In the FlexIO processor bus chip interface business, we face additional competition from semiconductor companies who develop their own parallel bus chip interfaces, as well as competitors who license similar parallel bus chip interface products. We may also see competition from industry consortia or standard setting bodies that could negatively impact our FlexIO processor bus chip interface business.

As with our memory chip interface products, to the extent that competitive alternatives to our serial or parallel logic chip interface products might provide comparable system performance at lower or similar cost, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies, which could negatively impact our memory and logic chip interface business.

If for any of these reasons we cannot effectively compete in these primary market areas, our results of operations could suffer.

Future revenues are difficult to predict for several reasons, including our lengthy and costly licensing cycle, and our failure to predict revenues accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. By way of example, the process of persuading system companies to adopt our chip interface technologies can be lengthy and, even if adopted, there can be no assurance that our chip interfaces will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. We employ two methods of contract revenue accounting based upon the state of the technology licensed, the dollar magnitude of the program and the ability to estimate work required over the contract period. We use ratable revenue recognition for mature technologies that require insignificant support after delivery of the technology. This method results in expenses associated with a particular contract to be recognized as incurred over the contract period, whereas contract fees associated with the contract are recognized ratably over the period during which the post contract customer support is expected to be provided. We also use percentage-of-completion accounting for contracts that may require significant development and support over the contract term. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue and may result in us missing analysts’ estimates which would likely cause our stock price to decline.

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

Our common stock is quoted on the NASDAQ National Market under the symbol “RMBS.” The trading price of our common stock has been subject to wide fluctuations which may continue in the future in response to, among other things, the following:

•	any progress, or lack of progress, real or perceived, in the development of products that incorporate our chip interfaces;

•	our signing or not signing new licensees;

•	new litigation or developments in current litigation including adverse litigation results such as an adverse outcome to us in the Hynix proceedings;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results; and

•	developments with respect to patents or proprietary rights and other events or factors.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock, which may make it difficult for holders to resell their shares when desired or at attractive prices.

Our quarterly and annual operating results are unpredictable and fluctuate, which may cause our stock price to be volatile and decline.

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors other than those set forth above that could cause our operating results to fluctuate include:

•	semiconductor and system companies’ acceptance of our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of the timing of any litigation expenses;

•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts; and

•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

In the twelve months ended December 31, 2005, 2004 and 2003 royalties accounted for 83%, 83% and 87% of our total revenues, respectively, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is reasonably assured. Some royalties are also dependent upon fluctuating sales volumes and prices of licensed chips that include our technology, all of which are beyond our ability to control or assess in advance. In addition, royalty revenues are affected by the seasonal shipment patterns of systems incorporating our chip interface products, or by a system company change in its source of licensed chips, and the new source’s different royalty rates.

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

The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing improvements. We derive most of our revenue from our chip interface technologies that we have patented. We expect that this dependence on our fundamental technology will continue for the foreseeable future. The introduction or market acceptance of competing chip interfaces that render our chip interfaces less desirable or obsolete would have a rapid and material adverse effect on our business, results of operations and financial condition. The announcement of new chip interfaces by us could cause licensees or system companies to delay or defer entering into arrangements for the use of our current chip interfaces, which could have a material adverse effect on our business, financial results and condition of operations. We are dependent on the industry to develop test solutions that are adequate to test our chip interfaces and to supply such test solutions to our customers and us.

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

Finally, significant technological innovations generally require a substantial investment before their commercial viability can be determined. By way of example, our XDR and FlexIO chip interfaces and the manufacturing processes to incorporate them are new and complex, which may lead to technology and product development scheduling risks and there remains significant contract work to be completed, therefore percentage of completion accounting is used for these licenses. There can be no assurance that we have accurately estimated the amount of resources required to complete the projects, or that we will have, or be able to expend, sufficient resources required for these types of projects. In addition, there is market risk associated with these products, and there can be no assurance that unit volumes, and their associated royalties, will occur. If our technology fails to capture or maintain a portion of the high volume consumer market, our business results could suffer.

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

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens) which, among other things, requires Infineon to pay to us aggregate royalties of $50.0 million in quarterly installments of $5.9 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Infineon will be required to make additional royalty payments to us which may aggregate up to $100.0 million. We may not succeed in entering into these additional license agreements necessary to trigger Infineon’s obligations under the settlement and license agreement to pay to us additional royalty payments, thereby reducing the value of the settlement and license agreement to us.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

We have indebtedness. On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010, of which $160.0 million remains outstanding as of February 21, 2006.

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

Our business and operating results will be harmed if we are unable to manage growth in our business.

Our business has experienced periods of rapid growth that have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls. We also need to continue to expand, train and manage our employee base. We cannot assure you that we will be able to timely and effectively meet demand and maintain the quality standards required by our existing and potential customers and licensees. If we ineffectively manage our growth or are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

We may make future acquisitions or enter into mergers, strategic transactions or other arrangements that could cause our business to suffer.

We may continue to make investments in companies, products or technologies or enter into mergers, strategic transactions or other arrangements. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results. In addition:

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

A substantial portion of our revenues is derived from sources outside of the United States and these revenues are subject to risks related to international operations that are often beyond our control.

For the twelve months ended December 31, 2005, 2004 and 2003, revenues from our sales to international customers constituted approximately 71%, 69% and 64% of our total revenues, respectively. We currently have international operations in India (design), Japan (sales development), Taiwan (sales development) and Germany (sales development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

To date, all of the revenues from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in U.S. dollars, any royalties which are based as a percentage of the customers sales, that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use derivative instruments to hedge foreign exchange rate risk.

Our international operations and revenues are subject to a variety of risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•	changes to tax codes and treatment of revenues from international sources, including being subject to foreign tax laws and potentially being liable for paying taxes in that foreign jurisdiction;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;

•	operating centers outside the United States, such as our Bangalore design center; and

•	hiring, maintaining and managing a workforce remotely and under various legal systems.

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

Although we have complied with the certification and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2005, we may not be able to continue to meet such requirements annually and our failure to satisfy these requirements could adversely affect our financial results and the price of our common stock.

While we have evaluated our internal controls over financial reporting as of December 31, 2005 and complied with the management certification and our Independent Register Public Accounting Firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with this Form 10-K for the year ended December 31, 2005, we may not continue to meet such certification and attestation requirements annually. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, or if our independent registered public accounting firm is unable to attest to the evaluation, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ National Market, which could adversely affect our financial results and the market price of our common stock.

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay area. The San Francisco Bay area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should an earthquake or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2005, we occupied buildings in the leased facilities described below:

Number of Buildings	Location	Primary Use
3	United States • Los Altos, CA (Headquarters) • Chapel Hill, NC • Austin, TX	Executive and administrative offices, research and development, sales and marketing and service functions.

2	Bangalore, India	Administrative offices, research and development and service functions.

1	Tokyo, Japan	Sales office and technical support

1	Taipei, Taiwan	Sales office and technical support

In January 2006, we signed a lease for a new facility in Mountain View, California to accommodate our growing needs. The primary use of this facility will be for executive, administrative, and sales and marketing functions. We believe that with the addition of this Mountain View lease, our facilities are adequate to meet our current needs.

Item 3.    Legal Proceedings

For the information required by this item regarding legal proceeding we refer you to Note 15 titled “Litigation and Asserted Claims” of our Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq National Market under the symbol “RMBS.” The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

	Twelve Months Ended December 31, 2005		Twelve Months Ended December 31, 2004
	High	Low	High	Low
First Quarter	$23.79	$12.95	$36.56	$23.59
Second Quarter	$16.14	$13.16	$29.69	$15.55
Third Quarter	$14.65	$10.22	$18.25	$12.34
Fourth Quarter	$18.00	$10.75	$27.85	$14.87

Information regarding our securities authorized for issuance under equity compensation plans is included in Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report on Form 10-K.

As of January 31, 2006, there were 966 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Share Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our common stock principally to reduce the dilutive effect of employee stock options. As of December 31, 2005, our Board had authorized the purchase in open market transactions of up to 14.1 million shares of our outstanding common stock over an undefined period of time. As of December 31, 2005, we had repurchased 12.6 million shares of our common stock at an average price per share of $13.05, which includes 4.1 million shares repurchased in connection with our $300.0 million zero coupon senior convertible subordinated note offering on February 1, 2005. As of December 31, 2005, there remained an outstanding authorization to repurchase 1.5 million shares of our outstanding common stock as represented in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/05 - 10/31/05	606,601	$12.62	606,601	1,890,849
11/1/05 - 11/30/05	174,177	$12.84	174,177	1,716,672
12/1/05 - 12/31/05	195,907	$16.71	195,907	1,520,765

Total	976,685	$13.48	976,685	1,520,765

Item 6.    Selected Financial Data

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and notes thereto provided in Item 15 “Exhibits and Financial Statement Schedules.” For a discussion of factors that could cause the information set forth below to not be indicative of our future financial condition or results of operations, see Item 1A. “Risk Factors.”

	Twelve Months Ended December 31,			Three Months Ended December 31,		Twelve Months Ended September 30,
	2005	2004	2003	2002	2001	2002	2001
	(audited)	(audited)	(audited)	(audited)	(unaudited)	(audited)	(audited)
Operations:
Total revenues	$157,198	$144,874	$118,203	$25,704	$24,864	$95,565	$117,160
Net income	33,677	33,559	23,221	5,529	6,174	24,704	31,271
Net income per share–basic	$0.34	$0.33	$0.24	$0.06	$0.06	$0.25	$0.31
Net income per share–diluted	$0.32	$0.30	$0.22	$0.06	$0.06	$0.24	$0.29
Financial Position (at period end):
Cash, cash equivalents and marketable securities	$355,390	$236,360	$188,538	$175,832	$146,856	$156,129	$141,952
Total assets	$485,519	$376,724	$293,086	$250,523	$235,292	$232,959	$237,790
Deferred revenue	$9,290	$28,823	$42,202	$37,760	$33,725	$26,987	$38,456
Convertible notes	$160,000	—	—	—	—	—	—

On April 10, 2003, the Board of Directors of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective January 1, 2003. As a result, selected financial data above is presented for the twelve months ended December 31, 2005 (audited), 2004 (audited), 2003 (audited), the three months ended December 31, 2002 (audited), 2001 (unaudited), and the twelve months ended September 30, 2002 (audited) and 2001 (audited).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding revenues, expenses and results of operations. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A. “Risk Factors,” and below. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

Rambus invents and licenses chip interface technologies that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the time-to-market, performance, and cost-effectiveness of our customers’ semiconductor and system products for computing, communications and consumer electronics applications.

Our chip interface technologies are covered by more than 440 U.S. and international patents. Additionally, we have over 480 patent applications currently pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

We offer our customers two alternatives for using our chip interface technologies in their products:

First, we license our broad portfolio of patented inventions to semiconductor and system companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. Patent license agreements are royalty bearing.

Second, we develop proprietary and industry-standard chip interface products that we provide to our customers under license for incorporation into their semiconductor and system products. Because of the often complex nature of implementing state-of-the art chip interface technology, we offer our customers a range of engineering services to help them successfully integrate our chip interface products into their semiconductors and systems. Product license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are customarily bundled with our product licenses, and are generally performed on a fixed price basis. Further, under product licenses, our customers may receive licenses to our patents necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

We derive the majority of our annual revenues by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Elpida, Infineon, Intel, NECEL, and Renesas have taken licenses to our patents for use in their own products.

We derive additional revenues by licensing our proprietary and industry-standard chip interface products to our customers for use in their semiconductor and system products. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help successfully integrate our chip interface products into their semiconductors and systems. Additionally, product licensees may receive, as an adjunct to their chip interface license agreements, patent licenses as necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Royalties represent a substantial portion of our total revenue. The remaining part of our revenue is engineering services revenue which includes license fees and engineering services fees. Amounts invoiced to our customers in excess of recognized revenue are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms, and can have a significant impact on deferred revenues in any given period.

We have a high degree of revenue concentration, with our top five licensees representing 73%, 74% and 75% of our revenues for the twelve months ended December 31, 2005, 2004 and 2003, respectively. For the twelve months ended December 31, 2005, revenue from Intel, Elpida, Toshiba and Matsushita, each accounted for greater than 10% of our total revenues. For the twelve months ended December 31, 2004, revenue from Intel, Toshiba and Elpida, each accounted for greater than 10% of our total revenues. For the twelve months ended December 31, 2003, revenues from Intel, Toshiba and Samsung, each accounted for greater than 10% of total revenues. Our revenue from companies based outside of the United States accounted for 71%, 69% and 64% of our revenues for the twelve months ended December 31, 2005, 2004 and 2003, respectively. We expect that we will have significant revenues from companies based outside the United States for the foreseeable future and our revenue concentration will decrease over time as we license new customers.

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

Revenue Concentration

As indicated in the section titled “Overview,” we have a high degree of revenue concentration. Many of our licensees have the right to cancel their licenses, and if we are unable to replace the revenue attributable to our agreement with Intel, currently one of our top five licensees, which will end in June 2006, our revenues could decline substantially. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we expect that our revenue concentration will decrease over time as we license new customers.

The royalties we receive are partly a function of the adoption of our chip interfaces by system companies. Many system companies purchase semiconductors containing our chip interfaces from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide detail as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenues will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. There can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that our licensees will receive from sales to these companies. Additionally, there can be no assurance that a significant number of other system companies will adopt our chip interfaces or that our dependence upon particular system companies will decrease in the future.

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

For additional information concerning international revenues, see Note 11 titled “Business Segments, Exports and Major Customers” of our Notes to Consolidated Financial Statements of this Form 10-K.

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

Engineering. Engineering costs are allocated between cost of contract revenues and research and development expenses. Cost of contract revenues is determined based on the portion of engineering costs which have been incurred during the period of the adaptation of our chip interfaces for specific licensee processes. The balance of engineering costs, incurred for general development of our chip interfaces, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of development and implementation cycles. Engineering costs are recognized as incurred and do not correspond to the recognition of revenues under the related contracts.

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

Taxes. We report certain items of income and expense for financial reporting purposes in different years than they are reported for tax purposes. Specifically, we report contract fees and royalties when received for tax purposes, as required by tax law. For financial reporting purposes, however, we recognize revenues from XDR, FlexIO, and RDRAM contract fees, assuming collectibility, either ratably over the period post-contract customer support is expected to be provided or by using the percentage-of-completion method of accounting, depending upon the nature of the contract. We recognize revenues from SDRAM-compatible and DDR-compatible license fees, assuming collectibility, over the contract period and recognize royalty revenues upon notification from licensees. Thus, we recognize revenue earlier for tax than for financial reporting purposes. Accordingly, our net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations:

	Twelve Months Ended December 31,
	2005	2004	2003
Revenues:
Contract revenues	17.1%	17.1%	13.2%
Royalties	82.9	82.9	86.8

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	12.6%	14.0%	13.5%
Research and development	26.1	22.5	25.7
Marketing, general & administrative	23.2	20.3	20.5
Litigation	24.3	15.9	17.2

Total costs and expenses	86.2%	72.7%	76.9%

Operating income	13.8%	27.3%	23.1%
Interest and other income, net	22.2	5.8	5.8

Income before income taxes	36.0%	33.1%	28.9%
Provision for income taxes	14.6	9.9	9.3

Net income	21.4%	23.2%	19.6%

	Twelve Months Ended December 31,			2004 to 2005 Change	2003 to 2004 Change
	2005	2004	2003
Total Revenues (in millions)
Contract revenue	$26.9	$24.8	$15.6	8.5%	59.0%
Royalties	130.3	120.1	102.6	8.5	17.1

Total revenues	$157.2	$144.9	$118.2	8.5%	22.6%

Please refer to Critical Accounting Policies, “Revenue Recognition” on page 49 for a more detailed explanation of our revenue recognition policies on percentage of completion contracts, other contracts and royalties.

Contract Revenue

Percentage of Completion Contracts

For the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004, percentage of completion contract revenue increased by approximately $0.2 million due to new XDR and FlexIO chip interface contracts offset in part by the decrease in recognition of revenue associated with XDR, FlexIO and serial link chip interface contracts originating prior to 2005.

For the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003, percentage of completion contract revenue increased by $7.6 million due to the increase in recognition of revenue associated with our XDR, FlexIO, and serial link chip interface contracts. The increase in recognition of revenue during 2004 was primarily a result of the increase in the amount of work performed under these contracts.

We believe that percentage of completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, cash received, the amount of work performed, and by changes to work required, as well as new contracts booked in the future. Most of our XDR and FlexIO contracts were complete as of the twelve months ending December 31, 2005. If new percentage of completion contracts are not signed and implemented our contract revenue may decline.

Other Contracts

For the twelve months ended December 31, 2005 as compared to the same period in 2004, revenue which is recognized over the estimated service periods increased by approximately $1.9 million primarily due to the increase in recognition of revenue associated with DDR, serial link, XDR and FlexIO contracts.

For the twelve months ended December 31, 2004 as compared to the same period in 2003, revenue which is recognized over the estimated service periods increased by approximately $1.6 million primarily due to the increase in recognition of revenue associated with serial link interface contracts.

Royalty Revenues

Patent Licenses

In the twelve months ended December 31, 2005, 2004 and 2003, our largest source of royalties was related to the license of our patents for SDRAM and DDR-compatible products. Royalties increased by approximately $12.4 million for SDRAM and DDR-compatible products in the twelve months ended December 31, 2005 as compared to the same period in 2004, primarily due to increased shipment volumes of SDRAM and DDR controllers and the first quarterly royalty payment from Infineon. Royalties increased by approximately $20.0 million for SDRAM and DDR-compatible products in the twelve months ended December 31, 2004 as compared to the same period in 2003, primarily due to increased shipment volumes of SDRAM and DDR controllers.

As of December 31, 2005, SDRAM and DDR-compatible royalties were based on a percentage of the licensee’s revenue with the exception of four contracts; for which fixed quarterly payments are made. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We expect to recognize royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payable as the contractual terms of the agreement provide for payments on an extended term basis. The first amounts due and payable under the AMD agreement begin in the first quarter of 2006. We expect to recognize royalty revenues of

$18.8 million in the year 2006, $15.0 million in the years 2007 through 2009 and $11.3 million in the year 2010 under the AMD agreement. The AMD agreement provides a license to our patents used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces. No revenue was recognized under the AMD agreement in 2005. As of December 31, 2004, SDRAM and DDR-compatible royalties were based on a percentage of the licensee’s revenue with the exception of two contracts that allowed for fixed quarterly payments.

We are in negotiations with licensees to renew SDRAM and DDR-compatible contracts. Two licensees are on interim agreements which will expire in April and October of 2006 and one licensee is on an extension which also expires in July of 2006. We are also in negotiations with new potential licensees. We expect SDRAM and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. We estimate that SDRAM and DDR-compatible royalties will increase in 2006 as compared to 2005. The estimated increase is primarily a result of a full year’s worth of royalties for Infineon and AMD.

The Intel patent cross-license agreement represented the second largest source of royalties in the twelve months ended December 31, 2005, 2004 and 2003. Royalties under this agreement were unchanged in the twelve months ended December 31, 2005 as compared to the same periods in 2004 and 2003. We expect to continue recognizing revenue from this agreement through June 30, 2006, at which time, Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which we own applications as of that date. If we are unable to replace the revenue attributable to our agreement with Intel, currently one of our top five licensees, which will end in June 2006, our revenues could decline substantially.

Product Licenses

In the twelve months ended December 31, 2005, 2004 and 2003, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased during the twelve months ended December 31, 2005 as compared to the same period in 2004 by approximately $3.4 million, Royalties decreased during the twelve months ended December 31, 2005 as compared to the same period in 2004 as a result of lower shipment volumes of memory chips, and lower shipment volumes and lower average selling prices of memory controllers. RDRAM is approaching end-of-life and in the future, we expect RDRAM royalties will continue to decline.

In the twelve months ended December 31, 2004 as compared to the same period in 2003, royalties from RDRAM-compatible products decreased by approximately $2.7 million as a result of decreased shipments of RDRAM memory chips offset in part by an increase in royalties from RDRAM controllers. We believe that the decrease in royalties for RDRAM memory chips for the twelve months ended December 31, 2004 as compared to the same period in 2003 was mostly driven by a decline in shipments of RDRAM memory chips for Intel’s 850E chipset.

Royalties from XDR, FlexIO and serial link-compatible products represent the fourth largest category of royalties. Royalties from XDR, FlexIO and serial link-compatible products increased during the twelve months ended December 31, 2005 as compared to the same period in 2004 by approximately $1.2 million. This increase was primarily a result of minimum guaranteed royalties from a contract for serial link-compatible products. Royalties from XDR, FlexIO and serial link-compatible products increased during the twelve months ended December 31, 2004 as compared to the same period in 2003 by approximately $0.2 million.

In the future, we expect XDR, FlexIO and serial link royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix. We expect that XDR and FlexIO royalties will increase associated with the expected launch of the Sony PlayStation®3 product.

	Twelve Months Ended December 31,			2004 to 2005 Change	2003 to 2004 Change
	2005	2004	2003
Engineering costs (in millions)	$60.7	$52.9	$46.3	14.7%	14.3%

For the twelve months ended December 31, 2005 as compared to the same period in 2004, the increase in total engineering costs was a result of increased compensation costs (approximately $2.4 million) associated with the hiring of approximately 76 employees (27 in the U.S and 49 in India), increased amortization of intangible asset costs (approximately $1.8 million) associated with the purchase of digital core design assets from GDA during the second quarter of 2005 and the purchase of serial link intellectual property from Cadence during the third quarter of 2004, increased consulting costs (approximately $1.2 million), and increased depreciation and amortization costs (approximately $1.0 million).

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

In the future, we expect that engineering costs will continue to increase associated with accounting for stock-based compensation and continued investments in high performance chip interface technologies.

	Twelve Months Ended December 31,			2004 to 2005 Change	2003 to 2004 Change
	2005	2004	2003
Marketing, general and administrative costs (in millions)
Marketing, general and administrative costs	$36.4	$29.4	$24.2	23.8%	21.5%
Litigation expense	38.3	23.1	20.4	65.8	13.2

Total marketing, general and administrative costs	$74.7	$52.5	$44.6	42.3%	17.7%

The increase in total marketing, general and administrative costs including litigation expense for the twelve months ended December 31, 2005 as compared to the same period in 2004 was primarily due to increased expenses associated with the defense of our intellectual property (approximately $15.2 million), increased compensation costs (approximately $4.3 million) primarily due to the hiring of approximately 23 employees and stock-based compensation costs associated with the restricted stock grant to our CEO in the first quarter of 2005, increased information technology costs (approximately $1.8 million) primarily due to increased investment in business applications and infrastructure, and increased professional services costs (approximately $0.7 million).

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

In the future, we expect that marketing, general and administrative expenses will vary from period to period based on the legal, trade shows, advertising, and other marketing and administrative activities undertaken, accounting for stock options and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the volatility of litigation activities.

Please refer to Note 15, “Litigation and Asserted Claims” of our Notes to Consolidated Financial Statements for a more detailed explanation of our litigation activities.

	Twelve Months Ended December 31,			2004 to 2005 Change	2003 to 2004 Change
	2005	2004	2003
Interest and other income, net (in millions)	$34.8	$8.4	$6.9	314.3%	21.7%

In the twelve months ended December 31, 2005, as compared to the same period in 2004, the increase consists primarily of gains on the purchases of the outstanding convertible notes that were issued in the first quarter of 2005 (approximately $24.0 million, net of unamortized note issuance costs) and higher interest income primarily due to higher cash and marketable securities balances and interest rates (approximately $8.0 million), offset by amortization of note issuance costs (approximately $1.1 million), the 2004 pre-tax gain on the sale of our investment in Tessera (approximately $3.6 million), and the 2004 pre-tax gain in 2004 from a default on a sublease of our former headquarters (approximately $0.4 million).

In the twelve months ended December 31, 2004 as compared to the same period in 2003, the increase in interest and other income, net was primarily due to a gain on the sale of our investment in Tessera in 2004 (approximately $3.6 million).

In the future, we expect that Interest and other income, net will vary from period to period based upon notes purchases to extent the purchase value is less than face value, the amount of cash and marketable securities and interest rates.

	Twelve Months Ended December 31,			2004 to 2005 Change	2003 to 2004 Change
	2005	2004	2003
Provision for income taxes (in millions)	$22.9	$14.3	$10.9	60.1%	31.2%

In the twelve months ended December 31, 2005, our effective tax rate was approximately 40.5% as compared with a rate of approximately 29.9% for the comparable period in 2004. The effective tax rate increased primarily due to a reduction in foreign tax credits, a reduction in research and development tax credits, and nondeductible stock compensation, partially offset by a decrease in state taxes.

In the twelve months ended December 31, 2004, our effective tax rate was approximately 30% as compared with a rate of approximately 32% for the twelve months ended December 31, 2003. The effective tax rate decreased primarily due to state taxes and research and development tax credits.

In the twelve months ended December 31, 2005, we decreased our net deferred tax assets by $16.5 million, mainly due to tax benefits from the use of net operating loss, the recognition of deferred revenue, and the tax amortization of intangible assets, partially offset by an increase in tax credits.

The deferred tax asset valuation allowance of $0.9 million is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependent on sufficient levels of future taxable income and other factors.

Contingent Warrants, Common Stock Equivalents, and Options

Warrants

In October 1998, our Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of our common stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has phased out the 850E chipset, we consider the likelihood that the unvested warrants will vest is remote. As of December 31, 2005, warrants exercisable for a total of 1,520,000 shares had been issued and 280,000 remain outstanding. The remainder of these outstanding warrants expired in January 2006. The impact of these warrants has been excluded from the calculation of net income per share.

Contingent Common Stock Equivalents and Options

As of December 31, 2005, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 799,346 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to our previous Chief Executive Officer (CEO) and President in 1999 and the options were granted to certain of our employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to our statement of operations based on the fair value of the CSEs and options. Since Intel has phased out the 850E chipset, we consider the likelihood that the unvested CSEs and options will vest is remote. The impact of these CSEs and options has been excluded from the calculation of net income per share.

Share Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our common stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, our Board has authorized the purchase in open market transactions of up to 14.1 million shares of our outstanding common stock over an undefined period of time. As of December 31, 2005, we had repurchased 12.6 million shares of our common stock at an average price per share of $13.05, which includes 4.1 million shares repurchased in connection with our $300.0 million zero coupon senior convertible subordinated note offering on February 1, 2005. As of December 31, 2005, there remained an outstanding authorization to repurchase 1.5 million shares of our outstanding common stock.

Liquidity and Capital Resources

	Twelve Months Ended December 31,
	2005	2004	2003
	(audited)
Cash flows (in millions)
Net cash provided by operating activities	$33.1	$43.7	$23.4
Net cash used in investing activities	$(138.6)	$(60.9)	$(6.3)
Net cash provided by (used in) financing activities	$99.7	$23.4	$(3.9)

As of December 31, 2005, we had cash and cash equivalents and marketable securities of $355.4 million, including a long-term component of $194.6 million. As of December 31, 2005, we had total working capital of $149.2 million, including a short-term component of deferred revenue of $1.0 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Operating Activities

Cash generated by operating activities in the twelve months ended December 31, 2005 was primarily the result of net income of $33.7 million adjusted for certain non-cash and non-operating items including a gain on the repurchase of our convertible notes ($24.0 million), depreciation (approximately $9.2 million), amortization of intangible assets and note issuance costs (approximately $5.4 million), amortization of stock-based compensation (approximately $2.7 million), a decrease in prepaids, deferred taxes and other assets (approximately $16.1 million), and an increase in the tax benefit of stock options exercised (approximately $3.6 million). This cash generated by operating activities was partially offset by a net decrease in deferred revenue (approximately $14.5 million). The net decrease in deferred revenue represents revenues recognized in excess of contract billings during the period, primarily related to the revenue associated with our XDR and FlexIO contracts.

Cash generated by operating activities in the twelve months ended December 31, 2004 was primarily the result of net income of $33.6 million adjusted for certain non-cash items, including depreciation and amortization of $8.1 million and an increase in tax benefit of stock options exercised of $39.5 million. Operating activities were also affected by a decrease in accounts receivable of $8.8 million primarily related to payments received under XDR and FlexIO chip interface contracts. This cash generated from operating activities was partially offset by an increase in prepaids, deferred taxes and other assets of $31.0 million based primarily due to our election to capitalize certain research and development expenses for tax purposes and a net decrease in deferred revenue of $18.4 million resulting from contract revenues recognized in excess of contract billings primarily related to increased revenues for XDR and FlexIO chip interface contracts in which billings were made in the prior year.

In the twelve months ended December 31, 2003, net cash provided by operations was primarily the result of net income of $23.2 million adjusted for certain non-cash items, including depreciation of $5.6 million and the tax benefit resulting from stock options exercised of $19.2 million. Operating activities were also affected by a net increase to deferred revenue of $4.4 million resulting from contract billings in excess of contract revenues recognized, partially offset by an increase in accounts receivable of $9.2 million primarily due to increased billings for the XDR and FlexIO chip interface contracts and increases in prepaids, deferred taxes and other assets of $18.6 million, primarily due to increased foreign withholding taxes paid on payments received from international licensees and the renewal of software maintenance contracts.

Investing Activities

Cash used in investing activities in the twelve months ended December 31, 2005 primarily consisted of net purchases of marketable securities (approximately $125.6 million) resulting from the investment of a portion of the net proceeds from the issuance of convertible notes. In addition, $5.4 million was used to acquire certain proprietary digital core designs from GDA, $2.5 million was used to acquire certain serial link intellectual property assets from Cadence and $7.9 million was used for the purchase of property and equipment, including computer and software purchases in the United States and computer equipment, software, leasehold improvements and office equipment and furniture for a new facility in India. The change is partially offset by a reduction in restricted investments (approximately $2.8 million) due to the settlement in the Infineon case, which removed the restrictions in restricted investments, as discussed in Note 15 titled “Litigation and Asserted Claims” of our Notes to Consolidated Financial Statements of this Form 10-K.

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

Financing Activities

Net cash provided by financing activities was $99.7 million in the twelve months ended December 31, 2005. We received net proceeds from the issuance of convertible notes (approximately $292.8 million) and net proceeds from the issuance of common stock associated with exercises of employee stock options and common stock issued under our employee stock purchase plan (approximately $8.5 million). This cash provided from the issuance of convertible notes and common stock was partially offset by the repurchase of our common stock (approximately $88.2 million) and the repurchases of outstanding convertible notes (approximately $113.0 million). In addition, we paid approximately $0.4 million out of $2.8 million under an installment payment arrangement relating to a property and equipment purchase.

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

We currently anticipate that existing cash and cash equivalent balances and cash flows from our operating activities will be adequate to meet our cash needs for at least the next 12 months.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We also lease a facility in Chapel Hill, North Carolina through November 15, 2009 and lease a facility for our design center in Bangalore, India through November 30, 2009. In addition, as a result of our acquisition of GDA in 2005, we entered into a lease for an additional facility in Bangalore, India through March 31, 2007. As a result of the GDA acquisition, we also accrued $1.0 million which was due to GDA upon the second and final closing of the acquisition, which occurred in January 2006.

On February 1, 2005, we issued $300.0 million aggregate principal amount of convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank). We elected to pay the principal amount of the convertible notes in cash when they are due and the initial conversion price of the convertible notes is $26.84 per share. Subsequently, we have repurchased a total of $140.0 million face value of the outstanding notes. As a result, the convertible notes outstanding and payable as of December 31, 2005 were reduced to $160.0 million. See Note 14 titled “Convertible Notes” of our Notes to Consolidated Financial Statements for the terms of these notes.

As of December 31, 2005, our material contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$29,388	$7,919	$11,102	$10,367	$—
Long-Term Debt	$160,000	$—	$—	$160,000	$—

Total	$189,388	$7,919	$11,102	$170,367	$—

In January 2006, we signed a lease for an additional facility in Mountain View, California through November 11, 2009. Our operating lease obligations under this lease are $476,000 in the “less than 1 year” category, $1.0 million in the “1-3 years” category and $468,000 in the “3-5 years” category and are not reflected in the table above.

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

Revenue Recognition

Overview

Our revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met.

Our revenues consist of royalty revenues and contract revenues generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenues consist of product license royalties and patent license royalties. Contract revenues consist of license fees and engineering fees associated with integration of our chip interface products into our customers’ products. Reseller arrangements generally provide for the payment of license fees associated with the marketing, distribution and sublicensing, and in some circumstances, fabricating of our interface technologies. Many of our licensees have the right to cancel their licenses. Revenue is only recognized to the extent that it is permitted in the cancellation provisions and any cancellations would have an effect on revenue recognition that is prospective in nature.

Royalty Revenues

We recognize royalty revenues upon notification by the licensees if collectibility is reasonably assured. The terms of the royalty agreements generally either require licensees to give us notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, we engage accounting firms independent of our independent registered public accounting firm to perform, on our behalf, periodic audits of some of the licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. We have two types of royalty revenues: (1) product license royalties and (2) patent license royalties.

Product licenses. We develop proprietary and industry-standard chip interface products, such as RDRAM and XDR, that we provide to our customers under product license agreements which are incorporated into their semiconductor and systems products. These arrangements include royalties which can be based on either a percentage of sales or number of units sold. We recognize revenue from these arrangements on a quarterly basis upon notification from the licensee if collectibility is reasonably assured.

Patent licenses. We license our broad portfolio of patented inventions to semiconductor and systems companies, such as Intel and AMD, who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. We recognize revenue from these arrangements on a quarterly basis as amounts become due and payable as the contractual terms of the agreement provide for payments on an extended term basis.

Contract Revenue

We have elected to recognize revenue in accordance the provisions of SOP 81-1 for licenses of our chip interface products, such as XDR and FlexIO that involve significant engineering services to help our customers integrate our chip interface products into their semiconductors and systems, Revenues from such licenses are recognized over the period that we perform services. Revenues derived from such license and engineering services are recognized using the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period.

We have elected to recognize revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for licenses of our chip interface products that don’t involve significant engineering services. These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these agreements are comprised of license fees and engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, after we have delivered the product and the only undelivered element is post-contract customer support (PCS), we recognize revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. These remaining PCS obligations are essential to the functionality of the product and are primarily to keep the product updated and include activities such as responding to inquiries and periodic customer meetings. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise the estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

We assess whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluate the payment terms. If a portion of the fee is due beyond normal payment terms, we recognize the revenue on the payment due date, assuming collection is reasonably assured. We assess collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Litigation

As of December 31, 2005, we are involved in certain legal proceedings, as discussed in Note 15 titled “Litigation and Asserted Claims” of our Notes to Consolidated Financial Statements of this Form 10-K. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position, and cash flows. We recognize litigation expenses in the period in which the litigation services were provided.

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

At December 31, 2005, our balance sheet included net deferred tax assets of approximately $72.4 million, relating primarily to the difference between tax and book treatment of depreciation and amortization; employee stock related compensation expenses, deferred revenue, net operating loss and tax credit carryovers. We have established a partial valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of certain assets. The valuation allowance as of December 31, 2005 of approximately $0.9 million relates to the tax benefit of the employee stock related compensation expense.

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

Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized.

When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly.

On January 10, 2005, we granted 125,000 shares of restricted stock to our CEO and President. The price of the underlying shares is $0.001 per share. We recorded deferred stock-based compensation of $2.7 million based on the fair market value of our common stock on the date of grant. The deferred stock-based compensation was amortized ratably over the vesting period of six months and a total of $2.7 million was recorded in marketing, general and administrative expense in the year ended December 31, 2005. There was no outstanding deferred stock-based compensation balance as of December 31, 2005.

We comply with the disclosure provisions as required under Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” issued in December 2002. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized ratably to expense over the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite services. The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. For the year ended December 31, 2005, we used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation. For the years ended December 31, 2004 and 2003, we used historical volatility for the computation of stock-based compensation.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS No. 123R), revising SFAS No. 123. The revision supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires publicly-traded companies to measure the cost of equity-based awards granted to employees based on the grant-date fair value of the award. We will adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method. We will apply the Black-Scholes model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period.

Recent Accounting Pronouncements

See Note 2 titled “Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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

The table below summarizes the book value, fair value, unrealized loses and related weighted average interest rates for our marketable securities portfolio as of December 31, 2005 and 2004 (in thousands, except percentages).

	Twelve months ended December 31, 2005
	Fair Value	Book Value	Unrealized Gain/(Loss)	Average Rate of Return (annualized)
Marketable securities:
United States government agencies	$280,659	$283,018	$(2,359)	3.81%
Corporate notes and bonds	32,340	32,705	(365)	2.42%
Municipal notes and bonds	—	—	—	—

Total marketable securities	$312,999	$315,723	$(2,724)

	Twelve months ended December 31, 2004
	Fair Value	Book Value	Unrealized Gain/(Loss)	Average Rate of Return (annualized)
Marketable securities:
United States government agencies	$109,506	$110,472	$(966)	2.09%
Corporate notes and bonds	69,579	70,297	(718)	2.33%
Municipal notes and bonds	8,965	8,970	(5)	2.03%

Total marketable securities	$188,050	$189,739	$(1,689)

Item 8.    Financial Statements and Supplementary Data

See Item 15 of this Form 10-K for required financial statements and supplementary data.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2006, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Stockholders may request a free copy of our Code of Business Conduct and Ethics from:

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

Item 14.    Principal Accounting Fees and Services

The information required by this item regarding principal auditor fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

(a)(2) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rambus Inc.:

We have completed integrated audits of Rambus Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows, present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Francisco, California

February 21, 2006

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$42,391	$48,310
Marketable securities	118,416	89,483
Accounts receivable, net	954	1,435
Prepaid and deferred taxes	3,786	13,861
Prepaids and other current assets	4,235	4,094

Total current assets	169,782	157,183
Marketable securities, long term	194,583	98,567
Restricted investments	2,279	5,067
Deferred taxes, long term	69,059	75,295
Purchased intangible assets, net	23,650	21,765
Property and equipment, net	18,898	17,578
Goodwill	3,315	581
Other assets	3,953	688

Total assets	$485,519	$376,724

LIABILITIES
Current liabilities:
Accounts payable	$4,374	$6,880
Accrued salaries and benefits	4,934	3,907
Accrued litigation expenses	4,633	3,214
Other accrued liabilities	5,693	3,443
Deferred revenue	973	19,271

Total current liabilities	20,607	36,715
Convertible notes	160,000	—
Deferred revenue, less current portion	8,317	4,552
Other long-term liabilities	1,592	—

Total liabilities	190,516	41,267

Commitments and contingencies (Notes 6, 7 and 15)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2005 and December 31, 2004	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 99,397,257 shares at December 31, 2005 and 102,971,000 shares at December 31, 2004	99	103
Additional paid in capital	327,524	341,080
Accumulated deficit	(30,973)	(4,848)
Accumulated other comprehensive loss	(1,647)	(878)

Total stockholders’ equity	295,003	335,457

Total liabilities and stockholders’ equity	$485,519	$376,724

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2005	2004	2003
Revenues:
Contract revenues	$26,876	$24,742	$15,618
Royalties	130,322	120,132	102,585

Total revenues	157,198	144,874	118,203

Costs and expenses:
Cost of contract revenues	19,766	20,246	15,951
Research and development	40,972	32,627	30,380
Marketing, general and administrative (Includes stock-based compensation of $2,689, $0 and $0 in the twelve months ended December 31, 2005, 2004 and 2003, respectively)	74,698	52,484	44,582

Total costs and expenses	135,436	105,357	90,913

Operating income	21,762	39,517	27,290
Interest and other income, net	34,830	8,368	6,857

Income before income taxes	56,592	47,885	34,147
Provision for income taxes	22,915	14,326	10,926

Net income	$33,677	$33,559	$23,221

Net income per share:
Basic	$0.34	$0.33	$0.24

Diluted	$0.32	$0.30	$0.22

Number of shares used in per share calculations:
Basic	99,876	101,931	97,653

Diluted	103,993	110,050	106,544

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances, December 31, 2002	97,542	$97	$262,839	$—	$(61,628)	$1,069	$202,377
Components of comprehensive income:
Net income	—	—	—	—	23,221	—	23,221
Foreign currency translation adjustments	—	—	—	—	—	112	112
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(980)	(980)

Total comprehensive income							22,353

Issuance of Common Stock upon exercise of options, net	3,378	4	23,118	—	—	—	23,122
Issuance of Common Stock under Employee Stock Purchase Plan	485	—	2,818	—	—	—	2,818
Repurchase and Retirement of Common Stock under Repurchase Plan	(2,251)	(2)	(29,827)	—	—	—	(29,829)
Tax benefit of stock option exercises	—	—	19,239	—	—	—	19,239

Balances, December 31, 2003	99,154	$99	$278,187	$—	$(38,407)	$201	$240,080
Components of comprehensive income:
Net income	—	—	—	—	33,559	—	33,559
Foreign currency translation adjustments	—	—	—	—	—	48	48
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1,127)	(1,127)

Total comprehensive income							32,480

Issuance of Common Stock upon exercise of options, net	4,619	4	41,528	—	—	—	41,532
Issuance of Common Stock under Employee Stock Purchase Plan	543	1	3,554	—	—	—	3,555
Repurchase and Retirement of Common Stock under Repurchase Plan	(1,345)	(1)	(21,652)	—	—	—	(21,653)
Tax benefit of stock option exercises	—	—	39,463	—	—	—	39,463

Balances, December 31, 2004	102,971	$103	$341,080	$—	$(4,848)	$(878)	$335,457
Net income	—	—	—	—	33,677	—	33,677
Foreign currency translation adjustments	—	—	—	—	—	(160)	(160)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(609)	(609)

Total comprehensive income							32,908

Issuance of Common Stock upon exercise of options and restricted stock agreement, net	1,136	1	4,868	—	—	—	4,869
Issuance of Common Stock under Employee Stock Purchase Plan	319	—	3,654	—	—	—	3,654
Repurchase and Retirement of Common Stock under Repurchase Plan	(5,029)	(5)	(28,359)	—	(59,802)	—	(88,166)
Deferred stock-based compensation	—	—	2,689	(2,689)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,689	—	—	2,689
Tax benefit of stock option exercises	—	—	3,592	—	—	—	3,592

Balances, December 31, 2005	99,397	$99	$327,524	$—	$(30,973)	$(1,647)	$295,003

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$33,677	$33,559	$23,221
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit of stock option exercises	3,592	39,463	19,239
Depreciation	9,165	5,646	5,614
Amortization of intangible assets and note issuance costs	5,410	2,501	29
Gain on repurchase of convertible notes	(24,014)	—	—
Decrease in valuation allowance related to investments	—	—	(1,776)
Gain on sale of investment	—	(3,598)	—
Stock-based compensation	2,689	—	—
Loss on disposal of property and equipment	221	—	—
Change in operating assets and liabilities:
Accounts receivable	481	8,828	(9,183)
Prepaids, deferred taxes and other assets	16,062	(30,957)	(18,588)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	382	6,640	416
Increases in deferred revenue	17,384	14,116	37,860
Decreases in deferred revenue	(31,917)	(32,495)	(33,418)

Net cash provided by operating activities	33,132	43,703	23,414

Cash flows from investing activities:
Purchases of property and equipment	(7,906)	(12,259)	(4,204)
Purchase of intangible assets	(2,500)	(11,084)	(13,214)
Acquisition of business	(5,434)	—	—
Purchases of marketable securities	(347,700)	(119,456)	(383,767)
Maturities of marketable securities	222,142	76,812	383,431
Decrease (increase) in restricted investments	2,788	(491)	7,410
Proceeds from sale of investment	—	5,598	4,457
Purchase of investment	—	—	(400)

Net cash used in investing activities	(138,610)	(60,880)	(6,287)

Cash flows from financing activities:
Payments under installment payment arrangement	(400)	—	—
Net proceeds from issuance of Common Stock under stock options and employee stock purchase plan	8,523	45,087	25,940
Repurchase of Common Stock	(88,166)	(21,653)	(29,829)
Net proceeds from issuance of Convertible Notes	292,750	—	—
Repurchase of Convertible Notes	(112,988)	—	—

Net cash provided by (used in) financing activities	99,719	23,434	(3,889)

Effect of exchange rates on cash and cash equivalents	(160)	48	111

Net increase (decrease) in cash and cash equivalents	(5,919)	6,305	13,349
Cash and cash equivalents at beginning of period	48,310	42,005	28,656

Cash and cash equivalents at end of period	$42,391	$48,310	$42,005

Non-cash investing and financing activities:
Property and equipment acquired under installment payment arrangement	$2,800	—	—
Intellectual property rights received on disposition of investment	—	—	$500
Supplemental disclosure of cash flow information:
Taxes paid	$1,530	$2,494	$1

See Notes to Consolidated Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation and Business of the Company

Rambus Inc. and subsidiaries (the “Company” or “Rambus”) invent and license chip interface technologies that are foundational to nearly all digital electronics products. Rambus’ chip interface technologies designed to improve the time-to-market, performance, and cost-effectiveness of our customers’ semiconductor and system products for computing, communications and consumer electronics applications. Rambus was incorporated in California in March 1990 and reincorporated in Delaware in March 1997.

2.    Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan and Rambus, located in George Town, Grand Caymans, BWI, of which Rambus Chip Technologies (India) Private Limited and Rambus Deutschland GmbH are subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Identifiable assets and revenues of the subsidiaries are not significant. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

Revenue Recognition

Overview

Rambus’ revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). Additionally, revenue is recognized on some of Rambus’ contracts, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

Rambus recognizes revenue when persuasive evidence of an arrangement exists, Rambus has delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, Rambus defers recognizing the revenue until such time as all criteria are met.

Rambus’ revenues consist of royalty revenues and contract revenues generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenues consist of product license royalties and patent license royalties. Contract revenues consist of license fees and engineering fees associated with integration of Rambus’ chip interface products into its customers’ products. Reseller arrangements generally provide for the payment of license fees associated with the marketing, distribution and

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sublicensing, and in some circumstances, fabricating of Rambus’ interface technologies. Many of Rambus’ licensees have the right to cancel their licenses. Revenue is only recognized to the extent that it is permitted as provided for within the cancellation provisions. Many cancellation provisions within such contracts provide for a prospective cancellation with no impact to fees already remitted by customers for products provided or services rendered prior to the date of cancellation.

Royalty Revenues

Rambus recognizes royalty revenues upon notification by the licensees if collectibility is reasonably assured. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, Rambus engages accounting firms independent of our independent registered public accounting firm to perform, on Rambus’ behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. Rambus has two types of royalty revenues: (1) product license royalties and (2) patent license royalties.

Product licenses. Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR, that Rambus provide to its customers under product license agreements which are incorporated into their semiconductor and systems products. These arrangements include royalties which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements on a quarterly basis upon notification from the licensee if collectibility is reasonably assured.

Patent licenses. Rambus licenses its broad portfolio of patented inventions to semiconductor and systems companies, such as Intel and AMD, who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of Rambus’ patent portfolio. Rambus recognizes revenue from these arrangements on a quarterly basis as amounts become due and payable as the contractual terms of the agreement provide for payments on an extended term basis.

Contract Revenue

Rambus recognizes revenue in accordance the provisions of SOP 81-1 for licenses of its chip interface products, such as XDR and FlexIO that involve significant engineering services to help Rambus’ customers integrate Rambus’ chip interface products into their semiconductors and systems, Revenues from such licenses are recognized proportionately as Rambus performs services. Revenues derived from such license and engineering services are recognized using the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period. If there is significant uncertainty about the time to complete or the deliverables, Rambus would evaluate the appropriateness of applying the completed contract method of accounting. Such evaluation will be completed by Rambus on a contract by contract basis.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus recognizes revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for licenses of its chip interface products that do not involve significant engineering services. These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these agreements are comprised of license fees and minimal engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, after Rambus has delivered the product and the only undelivered element is post-contract customer support (PCS), Rambus recognizes revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. These remaining PCS obligations are essential to the functionality of the product and are primarily to keep the product updated and include activities such as responding to technical inquiries. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. Rambus reviews assumptions regarding the post-contract customer support periods on a regular basis. If Rambus determines that it is necessary to revise the estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

Rambus assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluate the payment terms. If a portion of the fee is due beyond normal payment terms, Rambus recognizes the revenue on the payment due date, assuming collection is reasonably assured. Rambus assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Amounts invoiced to Rambus’ customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Allowance for Doubtful Accounts. Rambus’ allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’ trade receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance of doubtful account of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible. For all periods presented, Rambus reported a balance of $0 in its allowance for doubtful accounts.

Research and Development

Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of Rambus’ products, are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Rambus has not capitalized any software development costs since the period between establishing technological feasibility is relatively short and as such, these costs have not been significant.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in Rambus’ consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities are based on provision of the enacted tax law and the effects of future changes in tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Computation of Net Income Per Share

Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share” (SFAS No. 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common stock and potentially dilutive securities outstanding during the period.

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

On January 10, 2005, Rambus granted 125,000 shares of restricted stock to its CEO and President. The price of the underlying shares is $0.001 per share. Rambus recorded deferred stock-based compensation of $2.7 million based on the fair market value of Rambus’ common stock on the date of grant. The deferred stock-based compensation was amortized ratably over the vesting period of six months and a total of $2.7 million was recorded in marketing, general and administrative expense in the year ended December 31, 2005. There was no outstanding deferred stock-based compensation balance as of December 31, 2005.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus complies with the disclosure provision requirements of Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” issued in December 2002. If Rambus had recognized employee compensation expense based upon the fair value of stock option awards, including shares issued under the Rambus employee stock purchase plan (collectively called stock awards), at the grant date consistent with the methodology prescribed under SFAS No. 123, Rambus’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except share data):

	Twelve Months Ended December 31,
	2005	2004	2003
Net Income, as reported	$33,677	$33,559	$23,221
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	$1,600	$—	$—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(32,221)	(34,051)	(28,027)

Pro forma net income (loss)	$3,056	$(492)	$(4,806)

Basic income (loss) per share
As reported	$0.34	$0.33	$0.24
Pro forma	$0.03	$0.00	$(0.05)

Diluted income (loss) per share
As reported	$0.32	$0.30	$0.22
Pro forma	$0.03	$0.00	$(0.05)

Number of shares used in per share calculations:
Basic	99,876	101,931	97,653

Diluted (1)	103,993	110,050	106,544

Note 1:	If the pro forma disclosures result in a net loss, the diluted shares used in the pro forma per share calculations for diluted pro forma loss per share is the same as the basic shares.

For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized ratably to expense over the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite services. The effects of applying SFAS No. 123 on the pro forma disclosures for years ended December 31, 2005, 2004 and 2003 are not necessarily indicative of the effects on the results of operations in future periods.

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plans
	Twelve Months Ended December 31,
	2005	2004	2003
Expected stock price volatility	71%	102%	100%
Risk-free interest rate	3.9%	3.4%	3.1%
Expected life of options	5.7 years	5.7 years	5.7 years
Weighted-average fair value of stock options granted	$10.10	$15.71	$16.15

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Employee Stock Purchase Plan
	Twelve Months Ended December 31,
	2005	2004	2003
Expected stock price volatility	68%	102%	103%
Risk-free interest rate	4.3%	3.2%	2.8%
Expected life of options	0.5 years	0.5 years	0.5 years
Weighted-average fair value of purchase rights granted under the purchase plan	$5.04	$8.51	$5.12

For the year ended December 31, 2005, Rambus used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation. For the years ended December 31, 2004 and 2003, Rambus used historical volatility for the computation of stock-based compensation.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Rambus’ options have characteristics significantly different from those of traded options. Changes in the subjective input assumptions can materially affect the fair value estimate.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method and are included in interest and other income.

Fair Value of Financial Instruments

The amounts reported for cash equivalents, marketable securities, account receivables, accounts payable, convertible notes and other accrued liabilities are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. In addition, Rambus has restricted investments due to lease obligations and litigation rulings.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Rambus assesses the impairment of goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Rambus considers important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of Rambus’ use of the acquired assets or the strategy for its overall business;

•	significant negative industry or economic trends;

•	significant decline in Rambus’ stock price for a sustained period; and

•	Rambus’ market capitalization relative to net book value.

When Rambus determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, Rambus measures this impairment based on a projected discounted cash flow. Rambus performed an annual impairment review in the fourth quarters of 2005 and 2004 and found no instance of impairment of its recorded goodwill of $3.3 million and $0.6 million at December 31, 2005 and 2004, respectively. If Rambus’ estimates or the related assumptions change in the future, Rambus may be required to record an impairment charge for goodwill to reduce its carrying amount to its estimated fair value.

Impairment of Long-Lived Assets and Other Intangible Assets

Rambus evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to ten years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on Rambus’ financial position and results of operations.

Investments in non-consolidated companies

Rambus makes investments in early stage private companies and private equity funds for business and strategic purposes. These investments are accounted for under the cost method, as Rambus does not have the ability to exercise significant influence over these companies’ operations. Rambus periodically monitors its investments for impairment and will record reductions in carrying values if and when necessary. The evaluation process is based on information that it requests from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition is performed. If Rambus determines that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with new third-party investors based on a valuation significantly lower than the carrying value of Rambus’ investment and the decline is other than temporary, an investment loss is recorded in Rambus’ consolidated statement of operations. In calculating the loss to be recorded, Rambus takes into account the latest

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation of each of the portfolio companies based on recent sales of equity securities to outside third party investors.

In the twelve months ended December 31, 2004, Rambus sold its investment in Tessera, a publicly traded company, for a pre-tax gain of $3.6 million, which is included in “Interest and Other Income” on the consolidated statement of operations.

Foreign Currency Translation

Rambus considers the local currency to be the functional currency for its international subsidiaries. The translation from foreign currencies to U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are included in stockholders’ equity as accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are recorded in the results of operations and have not been significant for any periods presented.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Rambus has identified one operating and reporting segment. This segment operates in five geographic regions: United States, Japan, Korea, Europe and Taiwan. Enterprise-wide information is provided in accordance with SFAS No. 131. Information concerning the geographic breakdown of revenues and identifiable assets is set forth in Note 11.

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

Litigation

As of December 31, 2005, Rambus is involved in certain legal proceedings. Based upon consultation with the outside counsel handling Rambus’ defense in these matters and an analysis of potential results, Rambus has not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, management will assess the potential liability related to pending litigation. Rambus will record accruals for losses if and when management determines the negative outcome of such matters to be probable and reasonably estimable. Management’s estimates regarding such losses could differ from actual results. Revisions in management’s estimates of the potential liability could materially impact Rambus’ results of operations, financial position, or cash flows. Rambus recognizes litigation expenses in the period in which the litigation services are provided by external parties.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF Issue No. 04-8 was effective for periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported diluted earnings per share. Under EITF Issue No. 04-8, convertible notes are included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. Rambus considered EITF Issue No. 04-8 in relation to the $300.0 million aggregate principal amount of convertible notes issued on February 1, 2005 and concluded that the adoption of EITF Issue No. 04-8 did not have an impact on previously reported financial statements as the shares were deemed to have been for all periods presented, anti-dilutive. Shares issuable under the provisions of the convertible notes were also excluded from the computation of diluted earnings per share for the year ended December 31, 2005 as the shares were anti-dilutive.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their grant date fair values. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. SFAS 123R was originally effective for all interim or annual periods beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005.

Rambus will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method. SFAS 123R requires companies that chose under SFAS 123 to recognize actual forfeitures when they occurred rather than estimate them at the grant date make a one-time cumulative adjustment at the adoption date for estimated forfeitures, regardless of the transition method. We are currently analyzing the estimated forfeiture adjustment amount for outstanding awards at adoption. Rambus will apply the Black-Scholes model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS 123R and the valuation of share-based payments for public companies. Rambus is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on Rambus’ consolidated results of operations and earnings per share beginning in the first quarter of 2006. Rambus’ assessment of the estimated compensation charges is affected by Rambus’ stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact resulting in uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). FSP 123(R)-3 provides an

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alternative transition method of accounting for the tax effects of adopting SFAS 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123(R) to the company for determination of the one-time election for purposes of transition. However, Rambus is evaluating the alternative methods.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to fiscal years beginning after December 15, 2005 and is required to be adopted by Rambus in the first quarter of 2006. Rambus is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

Rambus markets and sells its chip interfaces to a narrow base of customers and generally does not require collateral. For the twelve months ended December 31, 2005, revenue from Intel, Elpida, Toshiba and Matsushita each accounted for greater than 10% of our total revenues. For the twelve months ended December 31, 2004, revenue from Intel, Toshiba, and Elpida, each accounted for greater than 10% of Rambus’ total revenues. For the twelve months ended December 31, 2003, revenue from Intel, Toshiba and Samsung each accounted for greater than 10% of Rambus’ total revenues. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

As of December 31, 2005 and 2004, Rambus’ cash and cash equivalents were invested with principally three financial institutions in the form of commercial paper, money market accounts, and demand deposits. Rambus’ exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Rambus places its investments with high credit issuers and, by policy, attempts to limit the amount of credit exposure to any one issuer. As stated in Rambus’ policy, it will ensure the safety and preservation of Rambus’ invested funds by limiting default risk and market risk. Rambus has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

Rambus mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.

4.    Marketable Securities

Rambus invests its excess cash primarily in U.S. government agency and treasury notes; commercial paper, corporate notes and bonds; and municipal notes and bonds that mature within 3 years.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

	Twelve months ended December 31, 2005
Marketable securities:	Fair Value	Book Value	Unrealized Gain/(Loss)
United States government agencies	$280,659	$283,018	$(2,359)
Corporate notes and bonds	32,340	32,705	(365)
Municipal notes and bonds	—	—	—

Total marketable securities	$312,999	$315,723	$(2,724)

	Twelve months ended December 31, 2004
Marketable securities:	Fair Value	Book Value	Unrealized Gain/(Loss)
United States government agencies	$109,506	$110,472	$(966)
Corporate notes and bonds	69,579	70,297	(718)
Municipal notes and bonds	8,965	8,970	(5)

Total marketable securities	$188,050	$189,739	$(1,689)

The estimated fair value of short and long-term investments classified by date of contractual maturity at December 31, 2005 and 2004 are as follows (in thousands):

	Twelve months ended December 31,
Contractrual Maturity	2005	2004
Due within one year	$118,416	$89,483
Due after one year through three years	194,583	98,567

	$312,999	$188,050

The estimated fair value of investments in the table above includes an unrealized loss of $0.8 million for those investments due within one year and an unrealized loss of $1.9 million for those investments due after one year through three years as of December 31, 2005. The estimated fair value of investments in the table above includes an unrealized loss of $0.4 million for those investments due within one year and an unrealized loss of $1.3 million for those investments due after one year through three years as of December 31, 2004.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Balance Sheet Details

Purchased Intangible Assets, net

Purchased intangible assets are composed of the following (in thousands):

	December 31, 2005
	Gross	Accumulated Amortization	Net
Patents	$9,914	$(2,051)	$7,863
Serial link cells	9,784	(2,731)	7,053
Customer contracts and contractual relationships	8,000	(1,564)	6,436
Existing technology	2,700	(478)	2,222
Non-competition agreement	100	(24)	76

Total purchased intangible assets	$30,498	$(6,848)	$23,650

	December 31, 2004
	Gross	Accumulated Amortization	Net
Patents	$9,914	$(897)	$9,017
Serial link cells	7,284	(910)	6,374
Customer contracts and contractual relationships	7,100	(726)	6,374

Total purchased intangible assets	$24,298	$(2,533)	$21,765

Property and Equipment, net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2005	2004
Computer equipment	$18,012	$14,896
Computer software	21,022	14,808
Furniture and fixtures	5,683	5,307
Leasehold improvements	10,162	9,415

	54,879	44,426
Less accumulated depreciation and amortization	(35,981)	(26,848)

	$18,898	$17,578

Rambus has no capital lease items in its property and equipment.

Goodwill, net

Changes in the carrying value of goodwill in the twelve months ended December 31, 2005 are as follows (in thousands):

Balance at December 31, 2004	$581
Goodwill acquired during the period	2,734

Balance at December 31, 2005	$3,315

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Commitments and Contingencies

Contractual Obligations

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, Rambus provided a letter of credit restricting $600,000 of its cash as collateral for certain of its obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under Rambus’ investment policy. Rambus also leases a facility in Chapel Hill, North Carolina through November 15, 2009 and leases a facility for its design center in Bangalore, India through November 30, 2009. In addition, as a result of our acquisition of GDA in 2005, Rambus entered into a lease for an additional facility in Bangalore, India through March 31, 2007. As a result of the GDA acquisition, Rambus also accrued $1.0 million which was due to GDA upon the second and final closing of the acquisition, which occurred in January 2006.

On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of convertible notes due February 1, 2010 to Credit Suisse First Boston LLC (Credit Suisse) and Deutsche Bank Securities (Deutsche Bank). Rambus elected to pay the principal amount of the convertible notes in cash when they are due and the initial conversion price of the convertible notes is $26.84 per share. Subsequently, Rambus has repurchased a total of $140.0 million face value of the outstanding notes. As a result, the convertible notes outstanding and payable as of December 31, 2005 were reduced to $160.0 million. See Note 14 titled “Convertible Notes” of Rambus’ Notes to Consolidated Financial Statements for the terms of these notes.

As of December 31, 2005, Rambus’ material contractual obligations are (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$29,388	$7,919	$11,102	$10,367	$—
Long-Term Debt	160,000	—	—	160,000	—

Total	$189,388	$7,919	$11,102	$170,367	$—

In January 2006, Rambus signed a lease for an additional facility in Mountain View, California through November 11, 2009. Rambus’ operating lease obligations under this lease are $476,000 in the “less than 1 year” category, $1.0 million in the “1-3 years” category and $468,000 in the “3-5 years” category and are not reflected in the table above.

Rent expense was approximately $5.1 million for each of the twelve months ended December 31, 2005 and 2004 and $4.7 million for the twelve months ended December 31, 2003.

Deferred rent was approximately $1.7 million as of December 31, 2005 and 2004.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of December 31, 2005 or 2004.

As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that limits Rambus’ exposure and enables Rambus to recover a portion of any future amounts to be paid. As a result of Rambus’ insurance policy coverage, Rambus believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Accordingly, Rambus has no liabilities recorded for these agreements as of December 31, 2005 or 2004.

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of December 31, 2005 or 2004. Rambus assesses the need for a warranty accrual on a quarterly basis and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

Stock Option Plans

Rambus officers and employees are eligible to participate in the 1997 Stock Plan. Employees who are not executive officers are also eligible to participate in the 1999 Nonstatutory Stock Option Plan. The 1997 Stock Plan permits the Board of Directors of Rambus (Board) or the Compensation Committee of the Board to grant stock options, stock purchase rights and common stock Equivalents to employees, including executive officers, on such terms as the Board or the Compensation Committee may determine. The 1999 Nonstatuatory Stock Option Plan permits the Board or the Compensation Committee to grant stock options to employees on such terms as the Board or the Compensation Committee may determine. The Board or the Compensation Committee has authority to grant and administer stock options to all Rambus employees. The 1997 Stock Plan will expire in 2007 and the 1999 Nonstatutory Stock Option Plan will expire in 2009.

In determining the size of a stock option grant to a new officer or other key employee, the Board or the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically vest over 60 months and

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, under the 1997 Stock Plan, the Board has delegated to two executive officers the authority to grant new hire options to non-executive officer employees. Each option granted to a new employee under this authority is subject to the following terms:

•	The grant date is the first business day of the month following the employee’s first day of work and vesting starts on the employee’s hire date

•	The exercise price is Rambus’ closing price as quoted on NASDAQ on the day of grant

•	The grant must be within the range for the employee’s level as specified by the Board or Compensation Committee

•	No option grant, or series of related option grants shall be exercisable for in excess of 100,000 shares

•	The total number of shares for which options are issuable under this authority without further Board or Compensation Committee approval is 1,000,000 shares

In March 1990, Rambus adopted the 1990 Stock Plan under which 10,628,572 shares of common stock were reserved for issuance. Incentive stock options were granted with exercise prices of no less than fair market value, and nonqualified stock options could be granted with exercise prices of no less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. The options generally vest over a four-year period but may be exercised immediately subject to repurchase by the Company for those options that are not vested. As of December 31, 2005 and 2004, there were no shares held by employees that were subject to repurchase.

In May 1997, the 1990 Stock Plan was terminated and the 1997 Stock Plan was adopted. The 1997 Stock Plan authorizes the issuance of incentive stock options and nonstatutory stock options to employees and nonstatutory stock options to directors, employees or paid consultants of the Company. The 1997 Stock Plan provides for an annual increase equal to the lesser of (i) the number of Shares needed to restore the maximum aggregate number of Shares which may be optioned and sold under the Plan to 4,000,000 Shares, (ii) four percent (4%) of the outstanding Shares on such date, or (iii) a lesser amount determined by the Board of Directors. Rambus has reserved 28,670,221 shares of common stock for issuance under the Plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and in increments as specified by the Board of Directors, and expire not more than ten years from date of grant. In October 1999, the 1997 Stock Plan was revised to add the provision and ability of Rambus to grant common stock Equivalents, which are unfunded and unsecured rights to receive shares in the future.

In October 1999, Rambus adopted the 1999 Nonstatutory Stock Option Plan, which authorizes the issuance of nonstatutory options to employees and consultants. Rambus has reserved 14,800,000 shares of common stock for issuance under the 1999 Nonstatuatory Stock Option Plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date, and the exercise price (which generally is the fair market value at the date of grant).

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution for the twelve months ended December 31, 2005 and 2004 (in thousands, except percentages):

	Twelve Months Ended December 31,
	2005	2004
Shares of common stock outstanding	99,397	102,971

Granted	3,334	3,154
Canceled	(1,209)	(1,215)

Net options granted	2,125	1,939

Grant dilution (1)	2.1%	1.9%
Exercised	1,061	4,619
Exercise dilution (2)	1.1%	4.5%

Note 1:	The percentage for grant dilution is computed based on options granted for the period less options canceled for the period as a percentage of total outstanding shares of common stock as of the end of the period.

Note 2:	The percentage for exercise dilution is computed based on options exercised for the period as a percentage of total outstanding shares of common stock as of the end of the period.

The following table summarizes the options granted to the named executive officers. The named executive officers are Rambus’ Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus were in excess of $100,000.

	Ended December 31,
	2005	2004
Options granted to the named executive officers	250,000	560,000
Options granted to the named executive officers as a % of total options granted	7%	18%
Options granted to the named executive officers as a % of net options granted	12%	29%
Options granted to the named executive officers as a % of outstanding shares	0.3%	0.5%
Cumulative options held by named executive officers as a % of total options outstanding	14%	33%

The following table presents the option exercises for the twelve months ended December 31, 2005 (and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005		Intrinsic Values of Unexercised, In-the-Money Options at December 31, 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	50,000	$482,003	1,830,189	1,735,076	$7,486,544	$6,857,825

(1)	Market value of the underlying securities based on the closing price of the Rambus common stock on December 30, 2005 (the last trading day of the fourth quarter of 2005) on the Nasdaq National Market of $16.19 per share minus the exercise price per share.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under all stock option plans is as follows:

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2002	7,014,873	27,923,467	$12.85
Options granted	(4,655,500)	4,655,500	$20.44
Options exercised	—	(3,377,880)	$6.84
Options canceled	1,557,286	(1,557,286)	$13.72

Outstanding as of December 31, 2003	3,916,659	27,643,801	$14.80
Shares reserved	3,653,146	—	—
Options granted	(3,153,800)	3,153,800	$19.81
Options exercised	—	(4,618,914)	$8.97
Options canceled	1,214,603	(1,214,603)	$20.34

Outstanding as of December 31, 2004	5,630,608	24,964,084	$16.25

Shares reserved	2,211,276	—	—
Options granted	(3,333,740)	3,333,740	$15.61
Options exercised		(1,060,985)	$5.22
Options canceled	1,209,322	(1,209,322)	$23.09

Outstanding as of December 31, 2005	5,717,466	26,027,517	$16.30

The following table summarizes information about outstanding and exercisable options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25 – $ 4.67	2,437,545	4.93	$3.38	1,117,629	$3.54
$ 4.72 – $ 4.86	3,491,336	5.65	4.86	2,777,044	4.86
$ 5.93 – $ 9.30	2,688,769	6.28	8.29	1,746,981	8.45
$ 9.86 – $14.18	2,617,717	5.58	13.01	1,623,816	12.86
$14.24 – $15.23	3,023,452	7.41	14.90	1,009,393	14.82
$15.26 – $15.66	780,326	5.70	15.32	359,840	15.36
$15.67 – $15.67	2,797,366	3.80	15.67	2,797,366	15.67
$15.78 – $24.04	3,065,706	8.50	19.11	750,595	17.62
$24.15 – $31.16	2,754,800	7.95	25.78	347,458	27.74
$31.30 – $83.00	2,370,500	4.70	47.32	2,314,200	47.70

$ 1.25 – $83.00	26,027,517	6.14	$16.30	14,844,322	$16.89

As of December 31, 2005, a total of 31,744,983 shares of common stock were (of which 26,027,517 were outstanding and 5,717,466 were available for future grant) reserved for issuance under all stock option plans. As of December 31, 2005 and 2004, options for the purchase of 14,844,322 and 11,968,699 shares, respectively, were exercisable without being subject to repurchase by the Company.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In May 1997, Rambus adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”). At December 31, 2005, 1,280,723 shares of common stock were available for issuance under the Purchase Plan. The Purchase Plan provides for an annual increase equal to the lesser of (i) the number of Shares needed to restore the maximum aggregate number of Shares which may be optioned and sold under the Purchase Plan to 1,600,000 Shares, (ii) one (1%) of the outstanding Shares on such date, or (iii) a lesser amount determined by the Board of Directors. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of Rambus’ common stock at either the first day of each offering period or the date of purchase. Under the Purchase Plan, Rambus issued 319,277 shares in the twelve months ended December 31, 2005 and 543,129 shares in the twelve months ended December 31, 2004 at an average price per share of $11.45 and $6.55, respectively.

Warrants

In October 1998, Rambus’ Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of its common stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has phased out the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of December 31, 2005, warrants exercisable for a total of 1,520,000 shares had been issued and 280,000 remain outstanding. The remainder of these outstanding warrants expired in January 2006. The impact of these warrants has been excluded from the calculation of net income per share.

Contingent Common Stock Equivalents and Options

As of December 31, 2005, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 799,346 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’ previous Chief Executive Officer (CEO) and President in 1999 and the options were granted to certain of Rambus’ employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to our statement of operations based on the fair value of the CSEs and options. Since Intel has phased out the 850E chipset, we consider the likelihood that the unvested CSEs and options will vest is remote. The impact of these CSEs and options has been excluded from the calculation of net income per share.

Restricted Stock

As described in Note 2, Rambus granted 125,000 shares of restricted stock to its Chief Executive Officer. On July 19, 2005, the vesting period ended and the shares were exercised at a total cost of $125.00 on the same day.

Share Repurchase Program

In October 2001, Rambus’ Board of Directors approved a stock repurchase program of its common stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, Rambus’

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board has authorized the purchase in open market transactions of up to 14.1 million shares of Rambus’ outstanding common stock over an undefined period of time. As of December 31, 2005, Rambus had repurchased 12.6 million shares of its common stock at an average price per share of $13.05, which includes 4.1 million shares repurchased in connection with Rambus’ $300.0 million zero coupon senior convertible subordinated note offering on February 1, 2005. As of December 31, 2005, there remained an outstanding authorization to repurchase 1.5 million shares of Rambus’ outstanding common stock.

Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus is required to record a portion of the purchase price of the repurchased shares as a reduction to retained earnings when the cost of the shares repurchased exceeds the original proceeds received from the issuance of common stock. Through December 31, 2004, the cumulative purchase price of the shares repurchased was less than the original proceeds received from the issuance of common stock. Accordingly, Rambus recorded the repurchases as a reduction of common stock and APIC and did not allocate any of the purchase price of the shares repurchased to retained earnings. In the twelve months ended December 31, 2005, Rambus determined the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $59.8 million was recorded as a reduction of retained earnings.

8.    Employee Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the Plan. Rambus, at the discretion of its Board of Directors, may match employee contributions to the Plan. For the twelve months ended December 31, 2005 and 2004, Rambus made matching contributions totaling $260,000 and $233,000, respectively.

9.    Income Taxes

The provision for income taxes comprises (in thousands):

	Twelve Months Ended December 31,
	2005	2004	2003
Federal:
Current	$8,001	$5,098	$11,215
Deferred	10,135	791	(9,216)
State:
Current	1,756	2,925	3,105
Deferred	1,797	268	(1,116)
Foreign:
Current	1,226	5,244	6,938

	$22,915	$14,326	$10,926

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are:

	Twelve Months Ended December 31,
	2005	2004	2003
Expense at U.S. federal statutory rate	35.0%	35.0%	35.0%
Expense at state statutory rate	5.7%	8.2%	4.2%
R&D credit	(3.2)%	(4.8)%	(7.3)%
Foreign tax credit	—	(8.5)%	0.1%
Non-deductible stock compensation	1.7%	—	—
Other	1.3%	—	—

	40.5%	29.9%	32.0%

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Deferred revenue	$1,315	$9,707
Depreciation and amortization	26,717	29,733
Other liabilities and reserves	3,903	4,563
Employee stock-based compensation	894	1,203
Net operating loss carryover	16,458	22,871
Tax credits	23,982	21,988

Total deferred tax asset	73,269	90,065
Valuation allowance	(894)	(1,203)

Deferred tax assets, net	$72,375	$88,862

Rambus has established a partial valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of certain tax assets. The valuation allowance as of December 31, 2005 of approximately $0.9 million relates to the tax benefit of the employee stock related compensation expense. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. The actual taxable income, stock option exercises in the future and other factors that determine how much benefit Rambus ultimately realizes from the deferred tax benefit could vary materially from its estimates.

In the event that actual results differ from the estimates or Rambus adjusts in future periods the estimates upon which the valuation allowance has been determined, an additional valuation allowance may have to be recorded, which could materially impact Rambus’ financial position and results of operation.

As of December 31, 2005, Rambus has federal and state net operating loss carryforwards of $ 42.1 million and $28.3 million, respectively, which expire through 2024. As of December 31, 2005, Rambus has federal and state research and experimentation tax credit carryforwards of $19.6 million and $14.9 million, respectively. Rambus’ net operating loss and tax credit carryforwards may be subject to an annual limitation in the case of a greater than 50% change in stock ownership as defined by federal and state law.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus is subject to tax examinations of its tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. Rambus regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

10.    Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share data):

	Twelve Months Ended December 31,
	2005	2004	2003
	(audited)
Numerator:
Net income	$33,677	$33,559	$23,221

Denominator:
Weighted average shares used to compute basic EPS	99,876	101,931	97,653
Dilutive potential shares	4,094	8,061	8,843
Dilutive common stock warrants	23	58	48

Weighted average shares used to compute diluted EPS	103,993	110,050	106,544

Net income per share:
Basic	$0.34	$0.33	$0.24
Diluted	$0.32	$0.30	$0.22

For the twelve months ended December 31, 2005, there were approximately 14.8 million anti-dilutive shares which were excluded from the calculation of diluted weighted average shares outstanding. Options to purchase 6.3 million shares and 3.2 million shares of common stock were not included in the computation of diluted shares for the twelve months ended December 31, 2004 and 2003, respectively. Exercise prices of these options were greater than the average market price of the common shares for the period or the options, CSEs or warrants, were contingent upon the satisfaction of certain conditions, as described in Note 7 under “Warrants” and “Contingent Common Stock Equivalents and Options” that had not been met as of years ended December 31, 2005, 2004 and 2003.

11.    Business Segments, Exports and Major Customers

Rambus operates in a single industry segment.

The top four customers accounted for 26%, 17%, 11% and 10%, respectively, of revenues in the year ending December 31, 2005. Three customers accounted for 28%, 15% and 13%, respectively, of revenues in the twelve months ended December 31, 2004. Three customers accounted for 34%, 18% and 12%, respectively, of revenues in the twelve months ended December 31, 2003. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. The net income for all periods presented is derived primarily from Rambus’ North American operations, which generates revenues from customers in the following geographic regions (in thousands):

	Twelve Months Ended December 31,
	2005	2004	2003
Japan	$96,465	$85,382	$53,986
United States	46,098	45,351	42,445
Korea	8,440	13,807	20,269
Europe	5,975	254	742
Taiwan	220	80	761

	$157,198	$144,874	$118,203

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. Long-lived assets are primarily located in the United States.

12.    Acquisition

On April 15, 2005, Rambus completed the acquisition of a portion of GDA including certain proprietary digital core designs for a preliminary total of $6.4 million in cash, including transaction costs. Rambus did not have a pre-existing relationship with GDA before the acquisition. Under the terms of the purchase agreement, Rambus paid a total of $5.3 million in cash to GDA at the initial closing. Rambus is contractually obligated to pay out an additional $1.0 million in conjunction with its acquisition of intellectual property from GDA, and has recorded the corresponding accrual. In addition, Rambus paid $184,000 for legal fees incurred in connection with this transaction. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” As a result of the acquisition, Rambus recorded $3.7 million of purchased intangible assets and $2.7 million of goodwill. The valuation of the purchased intangible assets was determined based on their estimated fair values at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intangible assets. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses, and discount rates. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the investment, as well as the time value of money.

The purchased intangible assets are being amortized over useful lives of three to five years using the straight-line method. The useful life of existing technology was based on management estimates and the estimated length of economic benefit derived from the technology. The useful life of the non-competition agreement was based on the contractual term of the agreement. The useful life of customer contracts and related relationships was based on estimated customer attrition and technology obsolescence. Amortization expense was $0.6 million in the twelve months ended December 31, 2005. Rambus estimates that it will expense approximately $0.9 million in each of the twelve months ending December 31, 2006 through 2008, $0.4 million in the twelve months ending December 31, 2009 and $0.1 million in the twelve months ending December 31, 2010.

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA’s products. The earn-out period is one year from the initial closing date and cash collection may occur up to one year beyond the earn-out

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. Payment is earned based upon cash collections. A maximum of $5.0 million can be earned. Using guidance provided by SFAS No. 141, “Business Combinations,” Rambus concluded that the earn-out payment is a contingent payment and that the amount was not determinable as of December 31, 2005. As a result, Rambus has not recorded a liability for the earn-out payment as of December 31, 2005. Any accruals for the earn-out payment will be recorded as adjustments to the purchase price and will result in increases to goodwill.

The preliminary purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:
Existing technology	$2,700
Non-competition agreement	100
Customer contracts and relationships	900
Goodwill	2,734

Total preliminary purchase price	$6,434

13.    Acquisition of Intellectual Property

Cadence Design Systems

In July 2004, Rambus completed the acquisition of certain serial link intellectual property from Cadence for $11.0 million in cash. As a result of this acquisition, Rambus acquired intellectual property to be incorporated into Rambus’ serial link product line of serial link cells. In addition, if Cadence achieves certain milestones by a pre-determined time, Rambus has the option, but not the obligation, to purchase additional serial link intellectual property from Cadence for $5.0 million in cash, which intellectual property would also be incorporated into Rambus’ serial link product line of serial link cells. Rambus acquired additional serial link intellectual property from Cadence for an initial price of $2.5 million in December 2005 under the agreement. Cadence Engineering Services will gain access to Rambus’ portfolio of serial link cells to deliver customized design solutions as needed. Cadence will be the exclusive EDA industry reseller of Rambus’ foundry serial link cells and will exclusively sell only Rambus foundry serial link cells off-the-shelf. The technology is valuable for currently available products and continues to be the basis for products under development.

As a result of the acquisition, Rambus recorded $11.1 million of purchased intangible assets, including transaction costs, in 2004 and $2.5 million of purchased intangible assets in 2005. The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition dates. Management estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market. These assets are being amortized over their useful lives of four to seven years. Amortization expense of these purchased intangible assets was $2.4 million and $1.2 million for the twelve months ended December 31, 2005 and 2004, respectively, Rambus estimates that it will expense approximately $3.0 million in each of the twelve months ending December 31, 2006 and 2007, $2.1 million in the twelve months ending December 31, 2008, $1.2 million in the twelve months ending December 31, 2009, $0.5 million in the twelve months ending December 31, 2010 and $0.3 million in the twelve months ending December 31, 2011.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of purchased intangibles assets are as follows (in thousands):

Serial Link Cells	$9,784
Patents	3,800

Purchased intangible assets:	$13,584

Velio Communications, Inc.

In December 2003, Rambus completed the acquisition of certain high speed signaling assets from Velio for $13.0 million in cash. As a result of this acquisition, Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition date. The acquired intangible assets include the acquisition of certain Velio high speed signaling assets, the related Velio patent portfolio and the existing Velio licensing business. Rambus integrated these assets into its serial link product line. The technology is valuable for currently available products and continues to be the basis for products under development under an existing contract with one important customer. The value of this contract, along with interviews and management’s estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market. These assets are being amortized over their useful lives of ten years. Amortization expense of purchased intangible assets was $1.3 million in each of the twelve months ended 2005 and 2004 and $29,000 for the twelve months ended December 31, 2003. There were no contingent payments required as part of this acquisition. Rambus estimates that it will expense a total of approximately $1.3 million, ratably, for each of the twelve months ending December 31, 2006 through 2013.

The components of purchased intangible assets are as follows (in thousands):

Contractual relationships	$7,100
Patents	6,114

Purchased intangible assets	$13,214

14.    Convertible Notes

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of this issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets which are being amortized over the term of the notes. For the year ended December 31, 2005, Rambus recorded amortization expense of $1.1 million. Rambus estimates that it will expense a total of approximately $.8 million, ratably, in each of the twelve months ending December 31, 2006 through 2009 and $0.1 million in the twelve months ending December 31, 2010.

On July 20, 2005, Rambus repurchased $60.0 million face value of the outstanding notes, for a price of approximately $49.6 million. The gain of approximately $10.4 million, less related unamortized note issuance costs of approximately $1.3 million was recognized as other income in the year ended December 31, 2005.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 30, 2005, Rambus repurchased $45.0 million face value of the outstanding notes for a price of approximately $34.5 million. The gain of approximately $10.5 million, less related unamortized notes issuance costs of approximately $1.0 million was recognized as other income in the year ended December 31, 2005.

On October 20, 2005, Rambus repurchased $35.0 million face value of the outstanding notes for a price of approximately $28.9 million. The gain of approximately $6.1 million, less related unamortized notes issuance costs of approximately $0.7 million was recognized as other income in the year ended December 31, 2005.

These repurchases were financed from Rambus’ investment portfolio.

The gain from the repurchase of the $140.0 million face value of the notes was treated as a discrete item for the purposes of calculating the quarter’s tax provision.

As of December 31, 2005, $160.0 million of the convertible notes remained outstanding.

15.    Litigation and Asserted Claims

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon, and its North American subsidiary for infringement of two U.S. patents. In February 2005, the Virginia court held a four-day bench trial on Infineon’s unclean hands defense, which included allegations of litigation misconduct and spoliation of evidence. On March 1, 2005, the Virginia court orally stated that Infineon had proven that Rambus had unclean hands, that Rambus had spoliated evidence, and that dismissal of Rambus’ patent infringement case was the appropriate sanction. On March 21, 2005, before the Virginia court issued written findings of fact and conclusions of law, the parties reached a global settlement of all disputes between them, and dismissed with prejudice all outstanding lawsuits between the companies worldwide. Although the parties settled their dispute, in one patent infringement action in Germany, Infineon’s attorneys continue to dispute with Rambus the amount of court fees that Rambus is required to pay under German law following the European Patent Office’s dismissal of a Rambus European patent, EP 0 525 068. The issue has been fully briefed, but the Mannheim court has not yet issued a decision.

Hynix Litigation

U.S District Court of the Northern District of California

On August 29, 2000, Hynix (formerly Hyundai) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California (the “California court”). The case was assigned to the Honorable Ronald M. Whyte. The complaint, as amended, asserts claims for breach of contract, fraud, negligent misrepresentation, and violations of federal antitrust laws and deceptive practices in connection with Rambus’ participation in JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are invalid and not infringed by Hynix, compensatory and punitive damages, and attorneys’ fees. Rambus denied Hynix’s claims and has filed counterclaims alleging that Hynix has infringed and is infringing 59 patent claims in 15 Rambus patents.

The California court divided the case into three phases: (1) Hynix’s unclean hands and spoliation of evidence defenses; (2) Rambus’ patent infringement case and Hynix’s patent-related affirmative defenses; and (3) Hynix’s claims arising from Rambus’ conduct at JEDEC and other alleged misconduct not directly tied to patent issues. The unclean hands trial was held in October 2005. Under the current court calendar, the patent trial is set to begin on March 6, 2006, and the conduct trial on May 15, 2006; these dates, however, are subject to change.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2005, the California court held on summary judgment that Hynix infringed 29 Rambus patent claims. Hynix filed a motion on January 25, 2005, for relief from the court’s order as to certain of those claims under Rule 60(b)(1) due to its “excusable neglect.” The California court granted Hynix’s motion on March 4, 2005, and vacated its grant of summary judgment as to 18 claims previously held infringed. Two of the remaining 11 claims held infringed on summary judgment are among the 10 claims selected by Rambus for the phase 2 patent trial. On October 18, 2005, Hynix moved for reconsideration of the court’s summary judgment order due to an intervening appellate court decision regarding claims construction. The California court denied Hynix’s motion on February 21, 2006.

Relying on the Virginia court’s oral ruling in the Infineon case in March 2005, Hynix moved to dismiss this case on the grounds of collateral estoppel. The California court denied Hynix’s motion on April 25, 2005.

In September 2005, Samsung and Nanya—defendants in a separate but related patent infringement cases filed by Rambus—sought to intervene and consolidate their own unclean hands defenses in the Hynix unclean hands trial. They also sought to reset the trial to a later date. The California court denied Samsung and Nanya’s request on October 3, 2005, and denied Samsung’s renewed motion to consolidate on January 4, 2006.

The first phase of the Hynix-Rambus trial—on unclean hands and spoliation—began as scheduled on October 17, 2005 and concluded on November 1, 2005. On January 4, 2006, the California court issued its Findings of Fact and Conclusions of Law. Among other things, the court found that Rambus did not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents. Accordingly, the California court held that Hynix’s unclean hands defense failed. On January 19, 2006, Hynix filed a motion for new trial or permission to appeal the court’s unclean hands decision. The hearing on this motion is set for February 23, 2006. The effect of this motion, if any, on the January 4, 2006 decision, the March 6, 2006 patent trial, or the May 15, 2006 conduct trial, or any other aspect of this case is presently unknown.

At the California court’s direction, the parties in the three related cases pending before the court—Rambus, Hynix, Samsung, and Nanya—agreed to explore settlement of their various disputes in mediation. Rambus, Hynix, Samsung, and Micron also agreed to mediation of the price-fixing dispute at the urging of San Francisco Superior Court (see below). As a result, there were three separate mediations: a Rambus-Samsung mediation on December 12-13, 2005; a Rambus-Hynix-Micron mediation on January 10-11, 2006; and a Rambus-Hynix-Samsung-Nanya mediation on January 17-18 and 20, 2006. None of the mediations has resulted in settlement to date, and no additional mediation sessions are currently scheduled. There can be no assurances of any settlement prior to further litigation in these cases.

European Patent Infringement Case

Beginning on September 4, 2000, Rambus filed suit against Hynix in multiple European jurisdictions for infringement of European patent, EP 0 525 068 (the “‘068 patent”). Rambus later filed a further infringement action against Hynix in Mannheim, Germany on a second patent, EP 1 004 956 (the “‘956 patent”). Both patents were opposed by Hynix, Micron, and Infineon in the European Patent Office (EPO). The ‘068 patent was revoked by an Appeal Board in 2004, and the ‘956 patent was revoked in the first instance by an Opposition Board on January 13, 2005. The decision with respect to the ‘956 patent is being appealed. As a result of these developments, only the infringement case with respect to the ‘956 patent remains pending against Hynix in Europe.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Micron Litigation

U.S District Court in Delaware

On August 28, 2000, Micron filed suit against Rambus in the U.S. District Court in Delaware (the “Delaware court”). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed, and the award to Micron of a royalty-free license to the Rambus patents. In February 2001, Rambus filed its answer and counterclaims, whereby Rambus disputed Micron’s claims and asserted infringement by Micron of the eight U.S. patents.

On July 14, 2005, the Delaware court indicated at a status conference that trial in this case would not occur until after the conclusion of the Hynix case in the Northern District of California. On January 13, 2006, the Delaware court issued an order confirming that trial here will proceed in three phases in the same general order as in the Hynix case: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and related issues (“conduct”).

Also on January 13, 2006, the Delaware court issued an order lifting the stay that had prevented Rambus from filing certain new patent litigation against Micron since February 27, 2002, and granting Rambus leave to amend and supplement its counterclaims in the Delaware action. As a result, four Rambus patents have been added to this lawsuit. During a scheduling conference on February 9, 2006, the Delaware court set the unclean hands trial to begin on October 22, 2006; the patent trial to begin on November 5, 2007; and the conduct trial to begin on November 10, 2008.

As discussed above, Micron participated in the Rambus-Hynix-Micron mediation on January 10-11, 2006, but declined an invitation to participate in the mediation on January 17, 2006. No other mediation sessions are currently scheduled with Micron.

On February 14, 2006, Rambus filed a motion to transfer this case to the Northern District of California.

U.S. District Court of the Eastern District of Virginia

On February 21, 2006, Micron filed suit against Rambus in the District Court in the Eastern District of Virginia, asserting claims for violation of the federal civil Racketeer Influenced and Corrupt Organizations Act (RICO) and Virginia state conspiracy laws. Among other things, the complaint alleges document spoliation and litigation misconduct. Rambus believes these claims lack merit, and intends to defend itself vigorously.

European Patent Infringement Cases

On September 11, 2000, Rambus filed suit against Micron in multiple European jurisdictions for infringement of its ‘068 patent (described above), which was later revoked. Additional suits were filed pertaining to the ‘956 patent and a third Rambus patent, EP 1 022 642 (the “‘642 patent”). Currently, Rambus has pending litigation against Micron in Italy and Germany only. Two proceedings in Italy relate to the ‘956 and ‘642 patents; in December 2005, the courts postponed those proceedings until late 2006. Rambus’ suit against Micron for infringement of the ‘642 patent in Mannheim, Germany, has not been active.

On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million.

DDR2, GDDR2 & GDDR3 Litigation

U.S District Court in the Northern District of California

On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court in the Northern District of California against Hynix, Infineon, Nanya, and Inotera regarding DDR2 and GDDR2, and GDDR3 products. Judge Whyte has granted Rambus’ motion to have this case declared ‘as related to’ the Hynix case, such that both cases are currently pending before him.

Pursuant to the settlement with Infineon noted above, Rambus dismissed Infineon with prejudice from this litigation. Rambus added Samsung as a defendant on June 6, 2005. On July 18, 2005, Inotera moved to dismiss on the grounds that it does not sell product or conduct business in the United States. Inotera was dismissed from the lawsuit without prejudice by way of stipulated order on October 5, 2005. Accordingly, this case is currently pending against Hynix, Samsung, and Nanya only. These defendants have all filed answers denying Rambus’ claims, as well as counterclaims against Rambus.

On July 15, 2005, Rambus filed a motion to dismiss certain of Samsung’s and Nanya’s defenses and counterclaims. On August 20, 2005, Rambus also filed a motion to dismiss certain of Hynix’s defenses and counterclaims. On October 28, 2005, the California court granted Rambus’ motions as to all defendants and gave defendants leave to amend their pleadings.

On November 18, 2005, the court issued a temporary stay in this case to conserve resources and allow the parties to focus on the mediation efforts discussed above. This stay expired on January 31, 2006.

Samsung Litigation

U.S. District Court in the Northern District of California

On June 6, 2005, Rambus filed a lawsuit against Samsung in the U.S. District Court in the Northern District of California. The suit alleges that Samsung’s manufacture, use and sale of SDRAM and DDR SDRAM parts infringe 11 of Rambus’ patents. (The number of patents was later reduced by two, after Rambus gave Samsung the covenant not to sue discussed below.) Judge Whyte has granted Rambus’ motion to have this case declared ‘as related to’ the Hynix and DDR2 cases currently pending before him.

Samsung answered the complaint on June 22, 2005, and filed counterclaims for non-infringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license, and breach of duty of good faith and fair dealing. Samsung also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a former Samsung employee who allegedly misused proprietary Samsung information. On July 15, 2005, Rambus denied Samsung’s counterclaims and moved to dismiss certain of Samsung’s defenses and counterclaims. On October 28, 2005, the California court granted Rambus’ motion and gave Samsung leave to amend its pleading.

On November 18, 2005, the California court issued a temporary stay in this case to conserve resources and allow the parties to focus on the mediation efforts discussed above. This stay expired on January 31, 2006.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S District Court in the Eastern District of Virginia

On June 7, 2005, Samsung sued Rambus in the U.S. District Court in the Eastern District of Virginia. In its complaint, as amended, Samsung seeks a declaratory judgment that four Rambus patents are invalid, unenforceable and/or not infringed. Rambus answered the complaint on July 12, 2005, disputing Samsung’s claims, and granting a covenant not to sue Samsung for infringement of two patents for which Samsung sought declaratory relief: 5,954,804 (the “‘804 patent”) and 6,032,214 (the “‘214 patent”). Samsung stated that the language in the covenant not to sue was not acceptable. On August 8, 2005, Samsung moved for partial summary judgment of patent unenforceability based on the February 2005 Infineon unclean hands hearing before the same court.

On September 6, 2005, Rambus filed a revised covenant not to sue Samsung with respect to the ‘804 and ‘214 patents. The parties filed a stipulation on September 13, 2005 dismissing without prejudice Samsung’s claims that those two patents are invalid, unenforceable and/or not infringed. On September 22, 2005, Rambus granted Samsung a second covenant not to sue for infringement of the remaining two patents in suit—U.S. patent nos. 5,953,263 and 6,034,918. Consequently, Rambus’ counterclaims against Samsung for infringement of these two patents were dismissed with prejudice on September 28, 2005.

On September 27, 2005, Rambus filed a motion to dismiss this action on the ground that the two covenants not to sue divested the Virginia court of subject matter jurisdiction. On October 3, 2005, Rambus submitted an offer to Samsung to pay its attorneys’ fees; Rambus believes that this offer mooted any claim by Samsung for attorneys’ fees. Samsung did not accept the offer. Instead, Samsung opposed Rambus’ motion to dismiss on October 5, 2005, arguing that it is entitled to a judicial determination of whether this litigation was exceptional warranting the payment of its attorneys’ fees under 35 U.S.C. § 285.

On November 8, 2005, the Virginia court issued orders on the various matters pending before it. The court (1) denied Samsung’s motion for partial summary judgment as moot; (2) granted Rambus’ motion to dismiss with respect to Samsung’s claims for declaratory judgment but denied the motion with respect to Samsung’s claim for attorney’s fees pursuant to 35 U.S.C. §285; and (3) ordered that the Rambus v. Infineon record shall be made part of the record in this action for purposes of deciding the exceptional case issue. The Virginia court also set the procedures for adjudication of the exceptional case issue and Samsung’s attorneys’ fees claim. Samsung seeks to recover more than $476,000 in attorneys’ fees.

Rambus notified the Virginia court that it made a Rule 68 offer of judgment to Samsung on November 30, 2005, and that this offer divested the court of any remaining subject matter jurisdiction. Samsung did not accept the Rule 68 offer. A hearing on the jurisdiction issue and supplemental argument on the exceptional case issue is set for February 21, 2006.

Delaware Chancery Court

On June 23, 2005, Samsung sued Rambus in the Delaware Chancery Court asserting claims similar to their counterclaims in the Northern District of California action. The suit seeks a declaration that Rambus patents claiming a priority date prior to the termination of its former employee’s employment with Samsung be declared unenforceable as against Samsung as a result of Samsung’s allegations charging Rambus with aiding and abetting breach of fiduciary duty and intentional interference with contract. Rambus filed an answer on July 18, 2005, denying Samsung’s claims. Discovery in this litigation is ongoing.

FTC Complaint

On June 19, 2002, the Federal Trade Commission, or FTC, filed a complaint against Rambus. The FTC alleged that through Rambus’ action and inaction at a standards setting organization called JEDEC, Rambus

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC also alleged that Rambus’ action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC sought to enjoin Rambus’ right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards.

On February 17, 2004, the FTC Chief Administrative Law Judge issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds. The FTC’s Complaint Counsel appealed this decision. All substantive briefing and argument on this appeal is complete.

As previously reported, Complaint Counsel has moved to reopen the record to admit documents regarding Rambus’ alleged spoliation of evidence. At the FTC’s request, the parties filed responses in December 2004, designating portions of the record that pertain to the alleged spoliation. Rambus believes that a number of allegations made by Complaint Counsel in its response were improper and inaccurate. Following the Virginia court’s oral ruling on unclean hands and spoliation in the Infineon case, Complaint Counsel again moved to reopen the record to permit further examination of the spoliation allegations. On May 13, 2005, the FTC granted this motion in part, limiting the reopening of the record to the evidence Infineon submitted during the Infineon hearing in February 2005. The FTC ruled on July 20, 2005 that supplemental evidence would be accepted into the record.

The parties submitted supplemental proposed findings of fact on August 10, 2005. On the same date, Complaint Counsel filed a motion seeking sanctions due to alleged spoliation by Rambus. On September 20, 2005, Rambus moved to reopen the record to admit newly obtained evidence from the San Francisco price-fixing case, discussed below, that Rambus believes rebuts Complaint Counsel’s proposed findings. Although these documents are subject to a protective order, Rambus moved to amend the protective order in the San Francisco case to permit their use in this action. On September 29, 2005, Complaint Counsel moved to reopen the record to admit certain documents from Rambus’ backup tapes pertaining to Rambus’ alleged spoliation of evidence. In a non-public order on February 2, 2006, the FTC Commissioners granted in part Complaint Counsel’s motion to reopen the record. In the same order, the Commissioners denied Rambus’ motion to reopen the record, but they did so without prejudice to Rambus being able to refile the motion depending on the ruling on Rambus’ motion in the San Francisco court to amend the protective order. The hearing on Rambus’ motion to amend the protective order in the San Francisco price-fixing case is set for February 23, 2006.

European Commission Competition Directorate-General

On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the “EU Directorate”) that it had received complaints from Infineon and Hynix. Rambus answered the ensuing requests for information prompted by those complaints on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the EU Directorate in late July 2003, and on October 8, 2003, at the request of the Directorate, filed its response. Rambus has not heard from the EU Directorate on this matter since that date.

On June 18, 2004, Rambus requested that the EU Directorate investigate the collusive activities of Infineon/Siemens, Hynix, and Micron, as described in Rambus’ complaint filed in the “price fixing” case in the San Francisco Superior Court. On March 10, 2005, Rambus received a responsive letter from the EU Directorate requesting certain additional information. Rambus replied to this request on May 23, 2005. On March 29, 2005, as part of its settlement with Infineon, Rambus withdrew its complaint to the extent that it was directed to Infineon/Siemens. Rambus received a second letter from the EU Directorate on August 3, 2005, requesting further information following the settlement agreement with Infineon. Rambus responded on August 23, 2005.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Price-Fixing Case

Superior Court of California for the County of San Francisco

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court (the “San Francisco court”) seeking damages for conspiring to fix prices (California Bus. & Prof. Code §16720), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§16720), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§17200). Damages are estimated to significantly exceed $1.0 billion dollars (and, when trebled, may significantly exceed $10 billion dollars). This lawsuit alleges that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’ RDRAM product

Pursuant to its settlement with Infineon, Rambus dismissed with prejudice Infineon and Siemens from this action on March 21, 2005. On May 23, 2005, Hynix filed a motion to compel arbitration of Rambus’ dispute with the Hynix defendants. The San Francisco court denied Hynix’s motion to compel arbitration at a hearing on July 12, 2005. Hynix filed a notice of appeal of the court’s decision on October 11, 2005. Micron’s motion to stay this action pending Hynix’s appeal was denied on October 31, 2005.

On June 15, 2005, after receiving access to documents produced by Micron and Hynix to the Department of Justice (the “DOJ”) Rambus added three Samsung-related entities as defendants. On September 29, 2005, Samsung filed a motion to compel arbitration of Rambus’ dispute with the Samsung defendants. The San Francisco court denied Samsung’s motion on October 31, 2005, and entered its Statement of Decision on January 3, 2006. Samsung filed a notice of appeal of this decision on February 6, 2006.

As a result of the DOJ’s on-going investigation, three DRAM companies—Infineon, Hynix, and Samsung—have to date pled guilty to a DRAM price fixing conspiracy that was designed to eliminate competition and that extended from 1999 through 2002. A fourth company, Elpida, which is not a defendant in the San Francisco action, recently agreed to plead guilty to the DRAM price fixing conspiracy as well. The Samsung plea agreement expressly included an admission specific to RDRAM price fixing. The plea agreement for Hynix expressly required the company to cooperate in an ongoing investigation of RDRAM price fixing. Elpida’s plea agreement has not been approved by the court and is not yet public. A fifth company, Micron, has indicated that it is cooperating with the DOJ, and that, although it does not expect fines or jail sentences, there is evidence that it did fix prices with fellow DRAM manufacturers. Total fines agreed to date by the co-conspirators (excluding Elpida) in connection with this DOJ price fixing investigation exceed $645.0 million.

Alberta Telecommunications Research Centre Litigation

On November 15, 2005, Alberta Telecommunications Research Centre, dba TR Labs, a Canadian company, filed suit against Rambus in the U.S. District Court in the Eastern District of Virginia. The complaint alleges that Alberta is the owner of U.S. patent no. 5,361,277 (the “‘277 patent”), and asserts claims for interferences-in-fact pursuant to 35 U.S.C. §291 between the ‘277 patent and Rambus’ U.S. patent nos. 5,243,703 (the “‘703 patent”) and 5,954,804 (the “‘804 patent”); infringement of the ‘277 patent by Rambus; and unjust enrichment. Alberta seeks an order assigning the claims of the ‘703 and ‘804 patent to Alberta, disgorgement of Rambus’ profits from licensing the ‘703 and ‘804 patents, compensatory and punitive damages, attorneys’ fees, and injunctive relief.

Rambus moved to dismiss Alberta’s claims on January 26, 2006, and to transfer the action to the Northern District of California in the event the Virginia district court does not grant Rambus’ motion to dismiss in its entirety. Briefing on these motions was completed on February 9, 2006. On January 30, 2006, the Virginia court ordered Rambus to answer the complaint within 11 days and the parties to participate in a court-supervised

RAMBUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement conference within 50 days. Rambus filed an answer on February 10, 2006. The Virginia court has set the hearing on these motions for March 16, 2006, and it will conduct an initial pretrial conference on the same date.

Potential Future Litigation

In addition to the litigation described above, participants in the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that any ongoing or future litigation will be successful. Rambus spends substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations—as well as delay in their resolution—could affect Rambus’ ability to license its intellectual property going forward.

16.    Subsequent Events

Effective January 13, 2006, at the request of Geoffrey Tate, Chairman of the Board of Rambus, Mr. Tate entered into an agreement with the Rambus, pursuant to which Mr. Tate agreed to cancel an aggregate of (i) 665,000 unvested options to purchase common stock of the Rambus and (ii) 500,000 unvested common stock equivalents of the Rambus held by him. This action was taken by Mr. Tate unilaterally in connection with his wishing to conform his compensation going forward as a non-employee Board member of Rambus to Rambus’ current policies with respect to Board and executive compensation.

On January 23, 2006, Rambus announced that its Board of Directors approved an increase in the authorization under the Rambus’ stock repurchase program, which has been in effect since October 2001. Rambus is authorized to repurchase up to an additional five million shares of its outstanding common stock over an undefined period of time, depending on market conditions, share price and other factors. This is in addition to the remaining current authorization for 1.5 million shares. The repurchases may be made on the open market, in block trades or otherwise and may include derivative transactions. The program may be suspended or discontinued at any time.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

(in thousands, except share data)

(unaudited)

	Fiscal Years by Quarter
	Twelve Months Ended December 31, 2005				Twelve Months Ended December 31, 2004
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Revenue:
Contract Revenues	$6,904	$7,983	$5,390	$6,600	$6,038	$8,276	$5,349	$5,079
Royalties	34,685	28,031	34,595	33,011	32,571	30,483	29,616	27,462

Total revenues	41,589	36,014	39,985	39,611	38,609	38,759	34,965	32,541

Costs and expenses
Cost of contract revenues	4,742	4,455	4,965	5,603	5,512	4,543	4,957	5,234
Research and development	11,848	10,598	9,934	8,591	8,430	8,841	7,929	7,427
Marketing, general and administrative (1)	17,687	17,033	19,482	20,498	15,078	14,727	11,471	11,208

Total costs and expenses	34,277	32,086	34,381	34,692	29,020	28,111	24,357	23,869

Operating Income	7,312	3,928	5,604	4,919	9,589	10,648	10,608	8,672
Interest and other income, net (2)	8,084	21,202	3,414	2,129	916	1,149	2,199	4,104

Income before income taxes	15,396	25,130	9,018	7,048	10,505	11,797	12,807	12,776
Provision for (benefit from) income taxes (3)	6,015	10,634	3,658	2,608	3,962	1,410	4,483	4,471

Net income	9,381	14,496	5,360	4,440	6,543	10,387	8,324	8,305

Net income per share—basic	0.09	0.15	0.05	0.04	0.06	0.10	0.08	0.08

Net income per share—diluted	0.09	0.14	0.05	0.04	0.06	0.10	0.08	0.07

Shares used in per share calculations—basic	99,688	99,944	99,596	100,280	102,380	101,875	102,500	100,966

Shares used in per share calculations—diluted	103,561	103,211	103,675	105,913	109,017	107,573	109,850	111,198

Stock prices:
High	$17.73	$14.64	$15.67	$22.88	$27.50	$17.86	$29.44	$35.20
Low	$10.82	$10.29	$13.33	$13.12	$15.15	$12.69	$15.70	$24.35

(1) Stock-based compensation included in marketing, general and administrative expenses	$—	$268	$1,281	$1,140	$—	$—	$—	$—

(2)    Interest and other income, net includes gains from repurchases made in the third and fourth quarters of 2005 of a portion of the outstanding convertible notes that were issued in the first quarter of 2005.

(3)    Provision for income taxes increased in the third and fourth quarters of 2005 due to higher income before taxes and higher utilization of foreign tax credits. For purposes of calculating the provision, the gains from repurchases of a portion of outstanding notes were treated as discrete items.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

Date: February 21, 2006	By:	/s/ ROBERT K. EULAU
Robert K. Eulau, Sr. Vice President, Finance and Chief Financial Officer

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

Signature	Title	Date

/s/ HAROLD HUGHES Harold Hughes	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2006

/s/ ROBERT K. EULAU Robert K. Eulau	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2006

/s/ GEOFFREY TATE Geoffrey Tate	Chairman of the Board of Directors	February 21, 2006

/s/ BRUCE DUNLEVIE Bruce Dunlevie	Director	February 21, 2006

/s/ P. MICHAEL FARMWALD P. Michael Farmwald	Director	February 21, 2006

/s/ J. THOMAS BENTLEY J. Thomas Bentley	Director	February 21, 2006

/s/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	February 21, 2006

/s/ MARK HOROWITZ Mark Horowitz	Director	February 21, 2006

/s/ KEVIN KENNEDY Kevin Kennedy	Director	February 21, 2006

/s/ DAVID MOORING David Mooring	Director	February 21, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(9)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3(12)	Amended and Restated Bylaws of Registrant dated November 21, 2002.

3.4(14)	Amendment No. 1 to Amended and Restated Bylaws of Registrant dated March 28, 2003.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3(10)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.

4.3.2(15)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.

4.4(5)	Common Stock Purchase Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)(2)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.2.1(4)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.3(8)	1990 Stock Plan, as amended, and related forms of agreements.

10.4(16)	1997 Stock Plan (as amended and restated as of July 10, 2003).

10.5(8)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.6(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.

10.7(17)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos—El Camino Associates, LLC.

10.8(17)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.9(17)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.10(6)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.11(7)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.12(2)(11)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

10.13(13)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

10.14(14)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

Exhibit Number	Description of Document

10.15(14)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.

10.16(14)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.

10.17(18)	Amended and Restated John Danforth Employment Agreement, dated February 1, 2006, between Registrant and John Danforth, filed herewith.

10.18(19)	Stock Option and Common Stock Equivalent Cancellation Agreement, effective as of January 13, 2006, between Registrant and Geoff Tate.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(6)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(8)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(9)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(10)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(11)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(12)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(13)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(14)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(15)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(16)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.
(17)	Incorporated by reference to the Form 10-K405 filed on December 23, 1999.
(18)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(19)	Incorporated by reference to the Form 8-K filed on January 18, 2006.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.