Form 10-Q
period 2006-03-31
RAMBUS INC
filed 2006-05-09
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 102,759,764 as of April 18, 2006.

RAMBUS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$98,223	$42,391
Marketable securities	173,164	118,416
Accounts receivable, net	1,808	954
Prepaid and deferred taxes	3,786	3,786
Prepaids and other current assets	6,023	4,235

Total current assets	283,004	169,782
Marketable securities, long term	119,264	194,583
Restricted investments	2,298	2,279
Deferred taxes, long term	80,355	69,059
Property and equipment, net	20,885	18,898
Purchased intangible assets, net	22,351	23,650
Goodwill	3,315	3,315
Other assets	4,166	3,953

Total assets	$535,638	$485,519

LIABILITIES
Current liabilities:
Accounts payable	$6,558	$4,374
Accrued salaries and benefits	6,641	4,934
Accrued litigation expenses	6,307	4,633
Other accrued liabilities	5,604	5,693
Deferred revenue	1,369	973

Total current liabilities	26,479	20,607
Convertible note	160,000	160,000
Deferred revenue, less current portion	7,984	8,317
Other long-term liabilities	1,302	1,592

Total liabilities	195,765	190,516

Commitments and contingencies (Notes 7 and 9)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at March 31, 2006 and December 31, 2005	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 102,505,771 shares at March 31, 2006 and 99,397,257 shares at December 31, 2005	103	99
Additional paid in capital	379,845	327,524
Accumulated deficit	(38,354)	(30,973)
Accumulated other comprehensive loss	(1,721)	(1,647)

Total stockholders’ equity	339,873	295,003

Total liabilities and stockholders’ equity	$535,638	$485,519

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Contract revenues	$5,564	$6,600
Royalties	41,681	33,011

Total revenues	47,245	39,611

Costs and expenses:
Cost of contract revenues: includes non-cash stock-based compensation of $1,351 in quarter ended March 31, 2006	6,765	5,603
Research and development: includes non-cash stock based compensation of $2,700 in quarter ended March 31, 2006	16,752	8,591
Marketing, general and administrative: includes non-cash stock based compensation of $4,324 and $1,140 in quarters ended March 31, 2006 and 2005, respectively	24,192	20,498

Total costs and expenses: includes non-cash stock based compensation of $8,375 and $1,140 in quarters ended March 31, 2006 and 2005, respectively	47,709	34,692

Operating income (loss)	(464)	4,919
Interest and other income, net	3,445	2,129

Income before income taxes	2,981	7,048
Provision for income taxes	1,164	2,608

Net income (loss)	$1,817	$4,440

Net income per share:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Number of shares used in per share calculations:
Basic	101,142	100,280

Diluted	109,332	105,913

See Notes to Unaudited Consolidated Condensed Financial Statements.

RAMBUS INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,817	$4,440
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,375	1,141
Depreciation	2,815	1,972
Amortization of intangible assets and debt issuance costs	1,492	1,163
Tax benefit of stock option exercises	12,362	774
Change in operating assets and liabilities:
Accounts receivable	(854)	(2,161)
Prepaids, deferred taxes and other assets	(13,490)	883
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	6,476	4,227
Increases in deferred revenue	5,627	3,478
Decreases in deferred revenue	(5,564)	(8,540)

Net cash provided by operating activities	19,056	7,377

Cash flows from investing activities:
Purchases of property and equipment	(4,692)	(2,524)
Acquisition of intangible assets	(1,000)	—
Purchases of marketable securities	(4,000)	(85,370)
Maturities of marketable securities	24,494	20,571
Increase in restricted investments	(19)	(9)

Net cash provided by (used in) investing activities	14,783	(67,332)

Cash flows from financing activities:
Payments under installment arrangement	(400)	—
Net proceeds from issuance of Common Stock	43,346	1,968
Repurchase of Common Stock	(20,956)	(75,000)
Net proceeds from the issuance of convertible debt	—	292,750

Net cash provided by financing activities	21,990	219,718

Effect of exchange rates on cash and cash equivalents	3	(52)

Net increase in cash and cash equivalents	55,832	159,711
Cash and cash equivalents at beginning of period	42,391	48,310

Cash and cash equivalents at end of period	$98,223	$208,021

Non-Cash disclosure
Property and equipment acquired under installment payment plan	$400	—

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

The consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2005, included in Rambus’ 2005 Annual Report filed on Form 10-K with the SEC on February 21, 2006.

2. Significant Accounting Policies and Recent Accounting Pronouncements

SFAS No. 123(R) Stock-Based Compensation Expense: On January 1, 2006, the first day of fiscal year 2006, Rambus adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) on a modified prospective basis. SFAS 123(R) replaced Statement of Financial Accounting Standards No. 123 and requires the measurement and recognition of compensation expense for all stock-based payment compensation to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). SFAS 123(R) supersedes Rambus’ previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and disclosure under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). Rambus has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Rambus estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using implied volatility of Rambus’ at-the-money traded options only.

3. Revenue Recognition

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

Rambus’ revenues consist of royalty revenues and contract revenues generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenues consist of product license royalties and patent license royalties. Contract revenues consist of license fees and engineering fees associated with integration of Rambus’ chip interface products into its customers’ products. Reseller arrangements generally provide for the payment of license fees associated with the marketing, distribution and sublicensing, and in some circumstances, fabricating of Rambus’ interface technologies. Many of Rambus’ licensees have the right to cancel their licenses. Revenue is only recognized to the extent that it is permitted as provided for within the cancellation provisions. Many cancellation provisions within such contracts provide for a prospective cancellation with no impact to fees already remitted by customers for products provided or services rendered prior to the date of cancellation.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Royalty Revenues

Rambus recognizes royalty revenues upon notification by the licensees if collectibility is reasonably assured. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter in which the corresponding sale was made. From time to time, Rambus engages accounting firms independent of our independent registered public accounting firm to perform, on Rambus’ behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. Rambus has two types of royalty revenues: (1) product license royalties and (2) patent license royalties.

Product licenses. Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR, that Rambus provides to its customers under product license agreements which are incorporated into their semiconductor and systems products. These arrangements include royalties which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements on a quarterly basis upon notification from the licensee if collectibility is reasonably assured.

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

Contract Revenue

Rambus recognizes revenue in accordance the provisions of SOP 81-1 for licenses of its chip interface products, such as XDR and FlexIO that involve significant engineering services to help Rambus’ customers integrate Rambus’ chip interface products into their semiconductors and systems. Revenues from such licenses are recognized proportionately as Rambus performs services. Revenues derived from such license and engineering services are recognized using the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Rambus reviews assumptions regarding the work necessary to complete projects on a quarterly basis. If Rambus determines that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period. If there is significant uncertainty about the time to complete or the deliverables, Rambus would evaluate the appropriateness of applying the completed contract method of accounting. Such evaluation will be completed by Rambus on a contract by contract basis.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Rambus assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, Rambus recognizes the revenue on the payment due date, assuming collection is reasonably assured. Rambus assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Amounts invoiced to Rambus’ customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Allowance for Doubtful Accounts. Rambus’ allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’ trade receivables balances are not overstated due to uncollectibility. Rambus performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance of doubtful account of up to 100% of the invoice value is provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible. For all periods presented, Rambus reported a balance of $0 in its allowance for doubtful accounts.

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

Comprehensive income is as follows (in thousands; unaudited):

	Three Months Ended March 31,
	2006	2005
Net Income	$1,817	$4,440
Other comprehensive loss:
Foreign currency translation adjustments	3	(52)

Unrealized loss on marketable securities, net of tax	(77)	(687)

Other comprehensive loss	(74)	(739)

Total comprehensive income	$1,743	$3,701

5. Stock-Based Compensation

Effective January 1, 2006, Rambus adopted SFAS 123(R), using the modified prospective transition method. This method does not require a restatement of prior periods. No change to the value of the awards granted prior to the adoption of SFAS 123(R) is required. However, awards granted and still unvested on the date of adoption will be attributed to expense under SFAS 123(R), including the application of the forfeiture rate on a prospective basis. Rambus’ Consolidated Financial Statements as of and for the quarter ended March 31, 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the quarter ended March 31, 2006 was $8.4 million.

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), Rambus accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as permitted under Statement of Financial Accounting Standards No. 123,

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

“Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123, stock-based compensation expense had been disclosed but not recognized in Rambus’ Consolidated Statement of Operations. In Rambus’ pro forma disclosure required under SFAS 123 for the periods prior to fiscal 2006, Rambus accounted for forfeitures as they occurred. In addition, under SFAS 123 required disclosure, Rambus attributed the value of stock-based compensation to expense using the straight-line single option method.

Adoption of SFAS 123(R)

Effective January 1, 2006, Rambus adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to Rambus employees and directors, including employee stock options and employee stock purchases related to all Rambus’ stock based compensation plans based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The fair value of the award is recognized as expense over the requisite service periods in Rambus’ Consolidated Statement of Operations using the straight-line single option method consistent with the method used under FAS 123. Under FAS 123(R) the attributed stock-based compensation expense must be reduced by an estimate of the annualized rate of stock option forfeitures. The forfeiture rate used by Rambus is based upon Rambus’ historical experience. Prior to the adoption of SFAS 123(R), Rambus accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Rambus will use the Black-Scholes-Merton model (“BSM”) to value stock-based compensation. This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The BSM model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Rambus’ expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because Rambus’ employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of Rambus’ employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense, related to employee stock options and employee stock purchases under SFAS 123(R) for the quarter ended March 31, 2006, which is allocated as follows (in thousands):

Three Months Ended March 31, 2006
Stock based compensation expense by type of award:
Employee stock options	$7,924
Employee stock purchase plan	$356
Restricted stock	$95

Total stock-based compensation expense	$8,375
Tax effect on stock-based compensation expense	$3,175

Net effect on net income	$5,200

Effect on net income per share:
Basic	$(0.05)
Diluted	$(0.04)

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, net of tax, as it relates to Rambus’ statement of operations (in thousands):

Three Months Ended March 31, 2006
Stock-based compensation expense included in:
Cost of Sales	$1,351
Research and development	2,700
Marketing, general and administrative	4,324

Stock-based compensation expense included in operating expenses	$8,375

Tax Benefit	$3,175

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$5,200

Stock Options: During the quarter ended March 31, 2006, Rambus granted approximately 1.4 million stock options with an estimated total grant-date fair value of $22.3 million. During the quarter ended March 31, 2006, Rambus recorded stock-based compensation related to stock options of $8.4 million for all unvested options granted prior and after the adoption of SFAS 123(R) which was adjusted for an annualized forfeiture rate of 10.58%.

The total APB 25 intrinsic value of options exercised was $79.0 million for the quarter ended March 31, 2006 as compared to $3.0 million for the same period in 2005.

Employee Stock Purchase Plan: The compensation cost in connection with the plan for the quarter ended March 31, 2006 was $0.4 million. This cost is amortized on a straight-line basis over a weighted average period of 6 months. In the quarter ended March 31, 2006, there was no new subscription period for the employee stock purchase period.

Valuation Assumptions

Rambus estimated the fair value of stock options using the Black-Scholes-Merton model (“BSM”). This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The BSM model determines the fair value of stock-based compensation and is affected by Rambus’ stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Rambus’ expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because Rambus’ employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of Rambus’ employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions listed in the following table:

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31
Stock Option Plans	2006	2005
Expected stock price volatility	61%	80%
Risk-free interest rate	4.35% - 4.40%	3.87%
Expected term	6.6 years	5.5
Weighted-average fair value of stock options granted	$15.75	$13.72

	Three Months Ended March 31
Employee Stock Purchase Plan	2006 (1)	2005
Expected stock price volatility	68%	80%
Risk-free interest rate	4.4%	3.87%
Expected term	0.5 years	5.5
Weighted-average fair value of purchase rights granted under the purchase plan	$5.04	$13.72

Note (1): Valuation for Employee Stock Purchase Plan reflects subscription period beginning in quarter ended December 31, 2005.

Expected stock price volatility: The fair value of stock-based payments made through the fiscal year ended December 31, 2005, were valued using the BSM valuation method with a volatility factor based on a combination of Rambus’ historical stock prices and implied volatility of its publicly traded options on its common stock, with a term of one year or greater. Effective January 1, 2006, Rambus re-evaluated the assumption used to estimate volatility and determined that under SAB 107 given the volume of market activity in its market traded options greater than one year, it would use the implied volatility of its at-the-money traded options only.

Risk-free interest rate: Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected term of Rambus’ stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus performed a straight line interpolation to determine the rate from the available maturities.

Expected term: Rambus’ expected life of options represents the period that Rambus’ stock based awards are expected to be outstanding. Rambus has chosen to use the Monte-Carlo Simulation Model to determine the expect term giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Forfeiture rate: Rambus’ forfeiture rate represents the historical rate at which Rambus stock-based awards were surrendered prior to vesting over the trailing four years. This timeframe was chosen in order to eliminate the effects of unusual and unique historical events.

Tax effects of stock-based compensation

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Rambus is still evaluating whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). Therefore, for stock-based compensation expense recognized in the quarter ended March 31, 2006, Rambus has recognized the tax effects of stock-based compensation under the “long method”, which requires a detailed calculation of the January 1, 2006 balance of the portion of the excess/shortfall tax benefit credits to additional paid-in capital account. Under FASB Staff Position No. SFAS 123(R)-3, Rambus has one year from the adoption date of SFAS 123(R) to make a decision on which method to use.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Employee Stock Option Plans

Stock Option Plans

Rambus’ officers and employees are eligible to participate in the 1997 Stock Plan. Employees who are not executive officers are also eligible to participate in the 1999 Stock Plan. The 1997 Stock Plan permits the Board of Directors of Rambus (Board) or the Compensation Committee of the Board to grant stock options, stock purchase rights and Common Stock Equivalents to employees, including executive officers, on such terms as the Board or the Compensation Committee may determine. The 1999 Stock Plan permits the Board or the Compensation Committee to grant stock options to employees on such terms as the Board or the Compensation Committee may determine. The Board or the Compensation Committee has authority to grant and administer stock options to all Rambus employees.

In determining the size of a stock option grant to a new officer or other key employee, the Board or the Compensation Committee takes into account equity participation by comparable employees within Rambus, external competitive circumstances and other relevant factors. These options typically have a requisite service period of 60 months and have graded vesting schedules. Additional options may be granted to current employees to reward exceptional performance or to provide additional unvested equity incentives for retention. The method of vesting of additional options granted to current employees has and will vary over time based on the determination of the Board or the Compensation Committee.

In addition, under the 1997 Stock Plan, the Board has delegated to two executive officers the authority to grant new hire options to non-executive officer employees. Each option granted to a new employee under this authority is subject to the following terms:

•	The grant date is the first business day of the month following the employee’s first day of work

•	The exercise price is Rambus’ closing price as quoted on NASDAQ National Market on the day of grant

•	The grant must be within the range for the employee’s level as specified by the Board or Compensation Committee and all such grants are subject to a pre-determined cap

•	No options grant, or series of related options grants shall be exercisable for in excess of 100,000 shares

•	The total number of shares for which options issuable under this authority without further Board or Compensation Committee approval is 1,000,000 shares

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution of options granted and exercised during the periods presented (in thousands, except percentages; unaudited):

	Three Months Ended March 31,
	2006	2005
Shares of common stock outstanding	102,506	99,324

Granted	1,414	579
Forfeited	(1,055)	(208)

Net options granted	359	371

Grant dilution (1)	0.4%	0.4%
Exercised	3,770	280
Exercise dilution (2)	3.7%	0.3%

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the options granted to the named executive officers. The named executive officers are Rambus’ Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the year ended December 31, 2005 were in excess of $100,000.

	Three Months Ended March 31,
	2006	2005
Options granted to the named executive officers (1)	585,000	250,000
Options granted to the named executive officers as a % of total options granted	41.4%	43.2%
Options granted to the named executive officers as a % of net options granted (2)	162.9%	67.3%
Options granted to the named executive officers as a % of outstanding shares	0.6%	0.3%
Cumulative options held by named executive officers as a % of total options outstanding (3)	14.0%	34.3%

Note (1) Includes options granted to Mr. Eulau in the quarter ended March 31, 2006, which were subsequently cancelled due to his resignation on March 1, 2006.

Note (2) Includes cancellation of 665,000 unvested options pursuant to an agreement entered into by Mr. Tate and Rambus and options cancelled as a result of the resignation of Mr. Eulau.

Note	(3) Includes shares granted to Mr. Hughes during his tenure as member of the Rambus Board of Directors

General Option Information

A summary of activity under all stock option plans is as follows:

	Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2005	5,717,466	26,027,517	$16.30

Shares reserved	2,418,836	—	—
Options granted	(1,413,850)	1,413,850	$25.44
Options exercised	—	(3,770,279)	$11.49
Options canceled	1,054,683	(1,054,683)	$19.26

Outstanding as of March 31, 2006	7,777,135	22,616,405	$17.53

The following table summarizes information about outstanding and exercisable options as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25 - $ 4.67	2,222,780	4.62	$3.35	1,035,639	$3.52
$ 4.72 - $ 4.86	2,737,429	5.41	4.86	2,322,492	4.86
$ 5.93 - $ 12.25	2,268,082	5.59	9.12	1,487,594	9.41
$ 12.26 - $ 14.24	1,679,614	6.09	13.54	895,595	13.43
$ 14.75 - $ 15.23	2,597,204	7.63	14.93	712,067	14.82
$ 15.26 - $ 15.80	2,538,522	4.23	15.58	2,116,611	15.64
$ 15.83 - $ 19.13	1,816,962	8.43	17.12	469,203	17.43
$ 21.51 - $ 24.15	1,777,000	9.23	23.08	107,832	22.08
$ 25.16 - $ 35.00	2,684,812	7.95	26.85	394,520	28.65
$ 37.66 - $ 83.00	2,294,000	4.33	47.87	2,254,000	48.03

$ 1.25 - $ 83.00	22,616,405	6.26	$17.53	11,795,553	$18.21

As of March 31, 2006, a total of 30,393,540 shares of Common Stock (22,616,405 of which are outstanding and 7,777,135 of which are available for future grant) were reserved for issuance under all stock option plans. As of March 31, 2006 and December 31, 2005, options for the purchase of 11,795,553 and 14,844,322 shares, respectively, were exercisable without being subject to repurchase by Rambus. As of the quarter ended March 31, 2006, the aggregate intrinsic value of total vested and unvested options outstanding was $890 million and the aggregate intrinsic value of total options exercisable was $464 million based on the closing price of Rambus’ Common Stock on March 31, 2006 (the last trading day of the quarter ended March 31, 2006) on the Nasdaq National Market of $39.34 per share.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table presents the option exercises for the quarter ended March 31, 2006 and option values as of that date for the named executive officers:

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2006		Intrinsic Values of Options at Unexercised, In-the-Money March 31, 2006 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Named executive officers	678,435	$14,932,971	1,288,489	1,874,187	$28,496,498	$37,448,318

Note (1): Market value of the underlying securities based on the closing price of Rambus’ Common Stock on March 31, 2006 (the last trading day of the quarter ended March 31, 2006) on the Nasdaq National Market of $39.34 per share minus the exercise price per share.

Note (2): Includes options granted to Mr. Hughes during his tenure as a member of Rambus’ Board of Directors.

7. Stockholders’ Equity

Warrants

In October 1998, Rambus’ Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of its Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets, which could result in a non-cash charge to the statement of operations based on the fair value of the warrants if and when the achievement of the Intel milestones becomes probable. Since Intel has phased out the 850E chipset, the likelihood that the unvested warrants will vest is considered remote. As of March 31, 2006, the remainder of these outstanding warrants have expired.

Contingent Common Stock Equivalents and Options

As of December 31, 2005, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 799,346 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. These CSEs were granted to Rambus’ previous Chief Executive Officer (CEO) and President in 1999 and the options were granted to certain of Rambus’ employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. If and when the achievement of the Intel milestones become probable, there would be an almost entirely non-cash charge to Rambus’ statement of operations based on the fair value of the CSEs and options. Since Intel has phased out the 850E chipset, Rambus considers the likelihood that the unvested CSEs and options will vest is remote. The impact of these CSEs and options has been excluded from the calculation of net income per share.

On January 13, 2006, at the request of Geoffrey Tate, Rambus’ previous CEO and current Chairman of the Board of Rambus, Mr. Tate entered into an agreement with Rambus, pursuant to which Mr. Tate agreed to cancel an aggregate of 665,000 unvested options to purchase Common Stock and 500,000 unvested CSEs held by him. This action was taken unilaterally by Mr. Tate.

As of March 31, 2006, there were 500,000 contingent unvested CSEs and 749,346 contingent unvested options. As per above, none are expected to vest.

Restricted Stock

On February 1, 2006, Rambus entered into an employment agreement with its Senior Vice President and General Counsel, John Danforth. Pursuant to the terms of the Agreement, Mr. Danforth was granted 36,603 of restricted stock and will be employed as a full-time employee during a period in which Rambus and Mr. Danforth shall mutually agree and afterwards as a part-time employee for a subsequent twelve-month period. The price of the underlying shares is $0.001 per share. The restricted stock grant was valued using the BSM model giving it a valuation of $999,957 which will be attributed to expense over the 21 month vesting period beginning February 1, 2006. As of March 31, 2006, Rambus recorded stock-based compensation of approximately $0.1 million.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Program

In October 2001, Rambus’ Board of Directors approved a stock repurchase program of its Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, Rambus’ Board has authorized the purchase in open market transactions of up to 19.1 million shares of Rambus’ outstanding Common Stock over an undefined period of time. As of March 31, 2006, Rambus had repurchased 13.3 million shares of its Common Stock at an average price per share of $13.95. As of March 31, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock.

Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus is required to record a portion of the purchase price of the repurchased shares as a reduction to retained earnings when the cost of the shares repurchased exceeds the original proceeds received from the issuance of Common Stock. In the fiscal year ended December 31, 2005, Rambus determined the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $59.8 million was recorded as a reduction of retained earnings. For the quarter ended March 31, 2006, the cumulative purchase price of the shares repurchased remained in excess of the original proceeds received from the issuance of Common Stock. Accordingly, Rambus recorded the excess of $9.2 million as a reduction to retained earnings.

8. Net Income Per Share

The table below reflects net income and net income per share as of March 31, 2006 compared with the information for the quarter ended March 31, 2005 (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$1,817	$4,440

Denominator:
Weighted average shares used to compute basic EPS	101,142	100,280
Dilutive potential shares (1)	8,147	5,585
Dilutive common stock warrants	43	48

Weighted average shares used to compute diluted EPS	109,332	105,913

Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

(1)	Includes unvested restricted stock in the quarter ended March 31, 2006

For the quarter ended March 31, 2006, there were approximately 2.6 million anti-dilutive shares which were excluded from the calculation of diluted weighted average shares outstanding. In contrast, for the quarter ended March 31, 2005, there were approximately 7.0 million anti-dilutive shares, which were excluded from the calculation of diluted weighted average shares outstanding. Exercise prices of these options were greater than the average market price of the common shares for the period or the options, CSEs or warrants, were contingent upon the satisfaction of certain conditions, as described in Note 8 under “Warrants” and “Contingent Common Stock Equivalents and Options” that had not been met as of quarters ended March 31, 2006 and 2005. Shares issuable under the provision of convertible notes were dilutive and were included in the computation of diluted net income per share for the quarter ended March 31, 2006.

9. Litigation and Asserted Claims

Please refer to Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the full names of the companies discussed below.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

In January 2005, the California court held on summary judgment that Hynix infringed 29 Rambus patent claims. Hynix filed a motion on January 25, 2005, for relief from the court’s order as to certain of those claims under Rule 60(b)(1) due to its “excusable neglect.” The California court granted Hynix’s motion on March 4, 2005, and vacated its grant of summary judgment as to 18 claims previously held infringed. Two of the remaining 11 claims held infringed on summary judgment were among the 10 claims selected by Rambus for the patent infringement trial. On October 18, 2005, Hynix moved for reconsideration of the court’s summary judgment order due to an intervening appellate court decision regarding claims construction. The California court denied Hynix’s motion on February 22, 2006.

Relying on the Virginia court’s oral ruling in the Infineon case in March 2005, Hynix moved to dismiss this case on the grounds of collateral estoppel. The California court denied Hynix’s motion on April 25, 2005.

The first phase of the Hynix-Rambus trial—on unclean hands and spoliation—began on October 17, 2005 and concluded on November 1, 2005. On January 4, 2006, the California court issued its Findings of Fact and Conclusions of Law. Among other things, the court found that Rambus did not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents. Accordingly, the California court held that Hynix’s unclean hands defense failed. On January 19, 2006, Hynix filed a motion for new trial or permission to appeal the California court’s unclean hands decision. On February 23, 2006, the California court denied Hynix’s motion for new trial and its request for an immediate appeal.

The second phase of the Hynix-Rambus trial—on patent infringement, validity and damages—began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues, and awarded Rambus a total of $306.9 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims were invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the California court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. The jury further found that Rambus suffered $30.5 million in damages as a result of infringement by Hynix’s SDR SDRAM products and $276.4 million in damages as a result of infringement by Hynix’s DDR SDRAM products. The California court set a schedule for post-trial briefing, and will hold a hearing on Hynix’s motions for judgment as a matter of law and Rambus’ motion for prejudgment interest on June 27, 2006.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The third phase of the Hynix-Rambus trial—on Rambus’ alleged misconduct in connection with, inter alia, a standard setting body— has been rescheduled from May 2006 to August 2006 due to conflicts in the court’s schedule. On February 24, 2006, Rambus filed four motions relating to this phase of the trial: (1) a motion for judgment on the pleadings on Hynix’s equitable estoppel defense; (2) a motion for summary judgment on Hynix’s breach of contract and fraud claims and summary adjudication of certain issues relating to Rambus’ alleged duty to disclose; (3) a motion for summary judgment, or in the alternative summary adjudication, that Hynix’s antitrust and unfair competition claims based on “RDRAM dominance” and “DDR suppression” fail as a matter of law; and (4) a motion for summary adjudication that Rambus’ filing and prosecution of its infringement claims against DRAM manufacturers is privileged conduct that cannot, as a matter of law, support the imposition of liability under the antitrust laws, California unfair competition laws (Cal. Bus. & Prof. Code § 17200) or any other tort or contract theory asserted by Hynix. The California Court heard oral argument on these motions on March 31, 2006, and took them under submission. No opinion has issued to date.

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

Also on January 13, 2006, the Delaware court issued an order confirming that the trial there will proceed in three phases in the same general order as in the Hynix case: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and related issues (“conduct”). In a scheduling order dated March 16, 2006, the Delaware court set the unclean hands trial to begin on October 23, 2006; the patent trial to begin on November 5, 2007; and the conduct trial to begin on November 10, 2008.

On February 14, 2006, Rambus filed a motion to transfer this case to the Northern District of California. On February 28, 2006, Rambus filed a motion to enjoin Micron from pursuing its suit in the Eastern District of Virginia (described below). On March 29, 2006, the Delaware court granted Rambus’ motion to enjoin Micron’s suit in the Eastern District of Virginia and denied Rambus’ motion to transfer. Micron has since indicated that it will seek to have its RICO claims added to the Delaware unclean hands trial.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

U.S. District Court of the Northern District of California

Following the lifting of the stay by the Delaware court, Rambus also filed suit against Micron in the U.S. District Court in the Northern District of California on January 13, 2006, alleging the infringement of 18 patents, including four patents that had been added to the Delaware action. After the Delaware court denied Rambus’ motion to transfer, Rambus elected to pursue the four overlapping patents in the Delaware action. Thus, on April 7, 2006, Rambus filed an amended complaint in California alleging that 14 Rambus patents are infringed by Micron’s DDR2, GDDR3, and other advanced memory products. Rambus seeks compensatory and punitive damages, attorneys’ fees, and injunctive relief. Micron’s responsive pleading is not yet due.

U.S. District Court of the Eastern District of Virginia

On February 21, 2006, Micron filed suit against Rambus in the U.S. District Court in the Eastern District of Virginia, asserting claims for violation of the federal civil Racketeer Influenced and Corrupt Organizations Act (RICO) and Virginia state conspiracy laws. Among other things, the complaint alleged document spoliation and litigation misconduct. Rambus believes these claims lack merit. On April 10, 2006, the parties notified the Virginia court that the Delaware court had granted Rambus’ motion to enjoin Micron from pursuing its suit in the Eastern District of Virginia. On April 21, 2006, the Virginia court entered an order transferring the case to the U.S. District Court in Delaware.

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

On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million. Micron formally filed suit against Rambus relating to this seizure in February 2006. Rambus’ first written defense is due on April 24, 2006.

DDR2, GDDR2 & GDDR3 Litigation (“DDR2”)

U.S District Court in the Northern District of California

On January 25, 2005, Rambus filed a patent infringement suit in the California court against Hynix, Infineon, Nanya, and Inotera regarding DDR2 and GDDR2, and GDDR3 products. Judge Whyte has granted Rambus’ motion to have this case declared ‘as related to’ the Hynix case, such that both cases are currently pending before him.

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

On July 15, 2005, Rambus filed a motion to dismiss certain of Samsung’s and Nanya’s defenses and counterclaims. On August 20, 2005, Rambus also filed a motion to dismiss certain of Hynix’s defenses and counterclaims. On October 28, 2005, the California court granted Rambus’ motions as to all defendants and gave defendants leave to amend their pleadings. On November 17, 2005, Samsung filed amended defenses and counterclaims.

On February 21, 2006, Rambus filed a motion to dismiss certain of Samsung’s amended defenses and counterclaims. A hearing on Rambus’ motion was held on April 7, 2006. The court took the matter under submission and has yet to issue a written decision.

On February 16, 2006, Hynix requested a short extension of the temporary stay that had been in effect in this case; Rambus and Nanya agreed with Hynix’s request, but Samsung opposed it. The California court heard the parties on this issue at a case management conference on March 3, 2006. In view of the upcoming phase 2 and 3 trial dates in the related Hynix v. Rambus case, the stay was extended to promote the efficient use of resources, to permit coordinating discovery among the related cases, and to avoid duplication. Accordingly, except for certain limited matters, this case has been temporarily stayed until May 31, 2006.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Samsung answered the complaint on June 22, 2005, and filed counterclaims for non-infringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license, and breach of duty of good faith and fair dealing. Samsung also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a former Samsung employee who allegedly misused proprietary Samsung information. On July 15, 2005, Rambus denied Samsung’s counterclaims and moved to dismiss certain of Samsung’s defenses and counterclaims. On October 28, 2005, the California court granted Rambus’ motion and gave Samsung leave to amend its pleading. On November 17, 2005, Samsung filed amended defenses and counterclaims.

On February 21, 2006, Rambus filed a motion to dismiss certain of Samsung’s amended defenses and counterclaims. A hearing on Rambus’ motion was held on April 7, 2006. The court took the matter under submission and has yet to issue a written decision.

On February 17, 2006, Rambus requested, and Samsung opposed, a short extension of the temporary stay that had been in effect in this case. The California court heard the parties on this issue at a case management conference on March 3, 2006. In view of the upcoming phase 2 and 3 trial dates in the related Hynix v. Rambus case, the stay was extended to promote the efficient use of resources, to permit coordinating discovery among the related cases, and to avoid duplication. Accordingly, except for certain limited matters, this case has been temporarily stayed until May 31, 2006.

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

On September 6, 2005, Rambus filed a revised covenant not to sue Samsung with respect to the ‘804 and ‘214 patents. The parties filed a stipulation on September 13, 2005 dismissing without prejudice Samsung’s claims that those two patents are invalid, unenforceable and/or not infringed. On September 22, 2005, Rambus granted Samsung a second covenant not to sue for infringement of the remaining two patents in suit—U.S. patent nos. 5,953,263 (the “‘263 patent”) and 6,034,918 (the “‘918 patent”). Consequently, Rambus’ counterclaims against Samsung for infringement of these two patents were dismissed with prejudice on September 28, 2005.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Rambus notified the Virginia court that it made a Rule 68 offer of judgment to Samsung on November 30, 2005, and that this offer divested the court of any remaining subject matter jurisdiction. Samsung did not accept the Rule 68 offer. A hearing on the jurisdiction issue and supplemental argument on the exceptional case issue was held on February 21, 2006. The court subsequently ordered that the Hynix v. Rambus record from the phase one unclean hands trial in California should be made part of the record in the Samsung action and took the jurisdictional issue and the exceptional case issue under submission. No opinion has been issued to date.

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

FTC Complaint

On June 19, 2002, the Federal Trade Commission, or FTC, filed a complaint against Rambus. The FTC alleged that through Rambus’ action and inaction at a standards setting organization called JEDEC, Rambus violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in—or that by acting with intent to monopolize it created a dangerous probability of monopolization in—synchronous DRAM technology markets. The FTC also alleged that Rambus’ action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC sought to enjoin Rambus’ right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards.

On February 17, 2004, the FTC Chief Administrative Law Judge issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds. The FTC’s Complaint Counsel (the “Complaint Counsel”) appealed this decision. All substantive briefing and argument on this appeal is complete.

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

The parties submitted supplemental proposed findings of fact on August 10, 2005. On the same date, Complaint Counsel filed a motion seeking sanctions due to alleged spoliation by Rambus. On September 20, 2005, Rambus moved to reopen the record to admit newly obtained evidence from the San Francisco price-fixing case, discussed below, that Rambus believes rebuts Complaint Counsel’s proposed findings. Although these documents are subject to a protective order, Rambus moved to amend the protective order in the San Francisco case to permit their use in this action. On September 29, 2005, Complaint Counsel moved to reopen the record to admit certain documents from Rambus’ backup tapes pertaining to Rambus’ alleged spoliation of evidence. In a non-public order on February 2, 2006, the FTC Commissioners granted in part Complaint Counsel’s motion to reopen the record. In the same order, the Commissioners denied Rambus’ motion to reopen the record, but they did so without prejudice to Rambus being able to refile the motion depending on the ruling on Rambus’ motion in the Court of San Francisco, California to amend the protective order. The San Francisco court denied Rambus’ motion to amend the protective order in the San Francisco price-fixing case at a hearing on February 23, 2006. On April 4, 2006, the San Francisco court indicated that a subset of these documents were not entitled to protection under the parties’ stipulated protective order, but allowed further briefing on specific issues. That issue is expected to be resolved at the trial court level by early mid-May 2006, although Micron and Hynix will be given an opportunity to take a writ to an appellate court.

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

European Commission Competition Directorate-General

On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the “EU Directorate”) that it had received complaints from Infineon and Hynix. Rambus answered the ensuing requests for information prompted by those complaints on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the EU Directorate in late July 2003, and on October 8, 2003, at the request of the EU Directorate, filed its response. Rambus has not heard from the EU Directorate on this matter since that date.

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

Hynix and Micron are currently appealing the court’s denial of their respective motions to compel arbitration. The San Francisco court has held that certain limited discovery may be conducted while their appeals are pending.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Virginia court’s order of January 30, 2006, Rambus filed an answer on February 10, 2006, denying Alberta’s claims.

Rambus moved to dismiss Alberta’s claims on January 26, 2006, and to transfer the action to the Northern District of California in the event the Virginia district court does not grant Rambus’ motion to dismiss in its entirety. The Virginia court held a hearing on these motions on March 16, 2006. At the end of the hearing, the Virginia court requested further briefing. Supplemental briefing was completed on March 31, 2006. On April 13, 2006, the court granted Rambus’ motion to transfer (without deciding Rambus’ motion to dismiss) and ordered that this matter be transferred to the Northern District of California in its entirety.

Potential Future Litigation

In addition to the litigation described above, participants in the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that any ongoing or future litigation will be successful. Rambus incurs substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations—as well as any delay in their resolution—could affect Rambus’ ability to license its intellectual property going forward.

10. Convertible Notes

On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities in a private offering.

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

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

As a result of this issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets which was subsequently reduced to $4.3 million related to the repurchases our outstanding notes. The $4.3 million in costs is being amortized over the term of the notes. For the quarter ended March 31, 2006, Rambus recorded amortization expense of $0.2 million.

These repurchases were financed from Rambus’ investment portfolio.

As of March 31, 2006, $160.0 million of the convertible notes remained outstanding.

11. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment.

The top five customers accounted for 21%, 12%, 12%, 11% and 10%, respectively, of revenues during the quarter ended March 31, 2006. Three customers accounted for 25%, 17% and 10%, respectively, of revenues during the quarter ended March 31, 2005.

Rambus sells its interfaces and licenses to customers in the Far East, North America, and Europe. The net income for all periods presented is derived primarily from Rambus’ North American operations, which generates revenues from the following geographic regions (in thousands):

	Three Months Ended March 31,
	2006	2005
Japan	$23,778	$24,487
United States	17,215	11,204
Taiwan	150	60
Korea	175	3,807
Europe	5,927	53

	$47,245	$39,611

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered.

Long-lived assets are primarily located in the United States.

12. Acquisition

On April 15, 2005, Rambus completed the acquisition of a portion of GDA including certain proprietary digital core designs for a preliminary total of $6.4 million in cash, including transaction costs. Rambus did not have a pre-existing relationship with GDA Technologies before the acquisition. Under the terms of the purchase agreement, Rambus paid a total of $5.3 million in cash to GDA Technologies at the initial closing. Rambus was contractually obligated to pay out an additional $1.0 million in conjunction with its acquisition of intellectual property from GDA Technologies, and has paid this amount in quarter ended March 31, 2006. In addition, Rambus paid $184,000 for legal fees incurred in connection with this transaction. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” As a result of the acquisition, Rambus recorded $3.7 million of purchased intangible assets and $2.7 million of goodwill. The valuation of the purchased intangible assets was determined based on their estimated fair values at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intangible assets. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses, and discount rates. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the investment, as well as the time value of money.

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

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA’s products. The earn-out period is one year from the initial closing date and cash collection may occur up to one year beyond the earn-out period. Payment is earned based upon cash collections. A maximum of $5.0 million can be earned. Using guidance provided by SFAS No. 141, “Business Combinations,” Rambus concluded that the earn-out payment is a contingent payment and that the amount was not determinable as of March 31, 2006. As a result, Rambus has not recorded a liability for the earn-out payment as of March 31, 2006. Any accruals for the earn-out payment will be recorded as adjustments to the purchase price and will result in increases to goodwill.

The preliminary purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:
Existing technology	$3,700
Non-competition agreement	100
Customer contracts and relationships	900
Goodwill	2,734

Total preliminary purchase price	$6,434

RAMBUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Pro Forma information has not been presented because the impact on prior periods is not considered material.

13. Subsequent Event

In the Hynix-Rambus trial, on patent infringement, the jury has found that all ten Rambus patent claims at issue in that trial are valid and infringed by Hynix. The jury also awarded Rambus infringement damages in the amount of $306.9 million, which represent compensation only for that portion of Hynix’s SDRAM, DDR SDRAM and DDR2 memory products sold in the United States. The damage award covered Hynix sales between June 2000 and the end of 2005. This award does not yet include any pre-judgment interest, which is a typical element of damages that requires further consideration by the trial judge.

Rambus has also asked for permanent injunctive relief against Hynix to stop the manufacture, use, sale, or import of infringing Hynix memory products. The issue of an injunction will be addressed in future proceedings and will likely await resolution of a third phase of the Hynix case.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Sources, amounts and concentration of revenue;

•	Product development;

•	Improvements in technology;

•	Engineering, marketing and general and administration expenses;

•	Research and development expenses;

•	Success in the market of our or our licensees’ products;

•	Success in renewing license agreements;

•	Sources of competition;

•	Outcome and effect of current and potential future litigation;

•	Protection of intellectual property;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Status of our leveraged positions;

•	Cash and cash equivalents position;

•	Lease commitments;

•	Adoption and impact of accounting pronouncements;

•	Terms of our licenses;

•	Trading price of our Common Stock;

•	Operating results;

•	Realization of deferred tax assets;

•	Accounting estimates and procedures;

•	Completion of our stock repurchase program;

•	Valuation allowance for deferred tax assets; and

•	Amortization of intangible assets.

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

Advanced Micro Devices, Inc.	AMD
ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Elpida Memory, Inc.	Elpida
Fujitsu Limited	Fujitsu
GDA Technologies, Inc.	GDA Technologies
Hynix Semiconductor	Hynix
Hyundai Electronics Industries Co., Ltd.	Hyundai
Infineon Technolgies AG	Infineon
Intel Corporation	Intel
Micron Technolgies, Inc.	Micron
Nanya Technology Corporation	Nanya
NEC Corporation	NEC
NEC Electronics Corporation	NECEL
Samsung Electronics Co., Ltd.	Samsung
Siemens Nixdorf Informations System AG/FI	Siemens
Sony Corporation	Sony
Synopsys Inc.	Synopsys
Toshiba Corporation	Toshiba

Overview

Rambus invents and licenses chip interface technologies that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the time-to-market, performance, and cost-effectiveness of our customers’ semiconductor and system products for computing, communications and consumer electronics applications.

Our chip interface technologies are covered by approximately 485 U.S. and international patents. Additionally, we have approximately 480 patent applications currently pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

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

We derive the majority of our annual revenues by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Elpida, Infineon, Intel, NECEL, and Fujitsu have taken licenses to our patents for use in their own products.

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

We have a high degree of revenue concentration, with our top five licensees representing 67%, and 70% of our revenues for the quarters ended March 31, 2006, and 2005 respectively. For the quarter ended March 31, 2006, revenue from Intel, Elpida, Infineon, and Fujitsu, each accounted for greater than 10% of our total revenues. For the quarter ended March 31, 2005, revenue from Intel and Elpida, each accounted for greater than 10% of our total revenues. Our revenue from companies based outside of the United States accounted for 64% and 72% of our revenues for the quarters ended March 31, 2006 and 2005, respectively. We expect that we will have significant revenues from companies based outside the United States for the foreseeable future and our revenue concentration will decrease over time as we license new customers.

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

Effective at the beginning of the first quarter of 2006, we began recognizing stock-based compensation pursuant to the provisions of SFAS 123(R), which require that we recognize stock-based compensation to an employee over the period in which an employee is required to provide service in exchange for the award. The stock-based compensation recognized on the Statement of Operations is a non-cash expense. We derive the fair value of stock-based compensation using a Black-Scholes Merton Model. Our stock is highly volatile. The higher the volatility of a stock, the higher the stock-based compensation cost calculated by the model we employ. We have elected to transition to SFAS 123(R) using the Modified Prospective Method, which does not require a restatement of prior periods. Management focuses on non-GAAP operating income (before stock-based compensation) as a key planning and analysis metric. We have included non-GAAP financial information in this report in order to facilitate quarter to quarter comparison and to allow investors to see our financial results “through the eyes of management.” The non-GAAP financial information presented herein should be considered in addition to, not as a substitute for, financial measures calculated in accordance with GAAP.

Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated condensed statements of operations (unaudited):

	Three Months Ended March 31,
	2006 (1)	2005
	(unaudited)	(unaudited)
Revenues:
Contract revenues	11.8%	16.7%
Royalties	88.2%	83.3%

Total revenues	100.0%	100.0%

Costs and expenses:
Cost of contract revenues	14.3%	14.1%
Research and development	35.5%	21.7%
Marketing, general and administrative	51.2%	51.7%

Total costs and expenses	101.0%	87.5%

Operating income	(1.0)%	12.5%
Interest and other income, net	7.3%	5.4%

Income before income taxes	6.3%	17.9%
Provision for income taxes	2.5%	6.6%

Net income	3.8%	11.3%

(1)	Effective January 1, 2006, Results of Operations includes stock-based compensation expense per SFAS 123(R).

	Three Months Ended March 31,
	2006	2005	Change
	(unaudited)	(unaudited)
Total Revenues (in millions)
Royalties	$41.7	$33.0	26.4%
Contract revenue	$5.5	$6.6	(16.7)%

Total revenues	$47.2	$39.6	19.2%

Royalty Revenues

Patent Licenses

In the quarters ended March 31, 2006 and 2005, our largest source of royalties was related to the license of our patents for SDRAM and DDR-compatible products. Royalties increased by approximately $8.8 million for SDRAM and DDR-compatible products in the quarter ended March 31, 2006 as compared to the same period in 2005, primarily due to the first quarterly royalty payments from AMD and Fujitsu and fixed payments from Infineon not received in the same quarter of 2005. This increase was partially offset by the cancellation of the Samsung license, the completion of amortization for back payments of SDRAM and DDR compatible product licenses, and payments received from licensees on interim agreements.

As of March 31, 2006, we had both variable and fixed royalty agreements for our SDRAM and DDR-compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We expect to recognize royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payable because the contractual terms of the agreement provide for payments on an extended term basis. The first amounts due and payable under the AMD agreement were received during the quarter ended March 31, 2006 and totaled $4.7 million. We expect to recognize royalty revenues of $18.8 million in fiscal year 2006, $15.0 million in fiscal years 2007 through 2009 and $11.3 million in the fiscal year 2010 under the AMD agreement. The AMD agreement provides a license to our patents used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

On March 16, 2006, we entered into a five-year patent license agreement with Fujitsu. We expect to recognize royalty revenues under the Fujitsu agreement on a quarterly basis as amounts become due and payable as the contractual terms of the agreement provide for payments on an extended term basis. The first amounts due and payable under the Fujitsu agreement were received during the quarter ended March 31, 2006 and totaled $5.0 million. We expect to recognize a total of $41.6 million of royalty revenues in fiscal year 2006. The Fujitsu agreement provides a license that covers semiconductors, components and systems, but does not include a license to Fujitsu for its own manufacturing of commodity synchronous DRAM other than limited amounts of single data rate DRAM annually.

We are in negotiations with licensees to renew SDRAM and DDR-compatible contracts. Two license contracts have been extended by way of re-negotiated interim agreements of which one expired in April and the other will expire in October of 2006 and one licensee is on an extension of the original agreement which will expire in July 2006. We are also in negotiations with new potential licensees. We expect SDRAM and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.

The Intel patent cross-license agreement represented the second largest source of royalties in the quarter ended March 31, 2006. Royalties under this agreement were unchanged in the quarter ended March 31, 2006, as compared to the same period in 2005. We expect to continue recognizing revenue from this agreement through June 30, 2006, at which time, Intel will have a paid-up license for the use of all of the patents that we own claiming priority prior to September 30, 2006 and for which we own applications as of that date. If we are unable to replace the revenue attributable to our agreement with Intel, currently one of our top five licensees, which will end in June 2006, our revenues could decline substantially.

Product Licenses

In the quarter ended March 31, 2006, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased during the quarter ended March 31, 2006 as compared to the same period in 2005 by approximately $0.4 million. Royalties decreased during the quarter ended March 31,

2006 as compared to the same period in 2005 as a result of lower shipment volumes of memory chips on which royalties are paid primarily due to a customer who has reached their maximum royalty obligation on a specific type of RDRAM. RDRAM is approaching end-of-life and in the future, we expect RDRAM royalties will continue to decline.

Royalties from XDR, FlexIO and serial link-compatible products represent the fourth largest category of royalties. Royalties from XDR, FlexIO and serial link-compatible products increased during the quarter ended March 31, 2006 as compared to the same period in 2005 by approximately $0.2 million. This increase was primarily a result increased shipments of serial link-compatible and XDR products.

In the future, we expect XDR, FlexIO and serial link royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix. We expect that XDR and FlexIO royalties will increase associated with the expected launch of the Sony PlayStation®3 product in the second half of 2006.

Contract Revenue

Percentage-of-Completion Contracts

For the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, percentage-of-completion contract revenue decreased by approximately $2.8 million due to completion of the XDR and FlexIO chip interface contracts originating prior to 2005 offset in part by the recognition of revenue associated with new FlexIO and serial link chip interface contracts.

We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, cash received, the amount of work performed, and by changes to work required, as well as new contracts booked in the future. Most of our XDR and FlexIO contracts were complete as of the quarter ended March 31, 2006. If new percentage-of-completion contracts are not signed our contract revenue may continue to decline.

Other Contracts

For the quarter ended March 31, 2006 as compared to the same period in 2005, revenue which is recognized over the estimated service periods increased by approximately $1.7 million primarily due to the increase in recognition of revenue associated with DDR, serial link, and XDR contracts.

Cost of Contract Revenues and Research and Development Expenses

	Three Months Ended March 31,		Change
	2006	2005
	(unaudited)	(unaudited)
Cost of Contract Revenue and Research and Development Expenses	$19.4	$14.2	36.6%
Stock-based compensation	$4.1	$—	100%

Total engineering costs including stock-based compensation (in millions)	$23.5	$14.2	65.5%

For the quarter ended March 31, 2006 as compared to the same period in 2005, the increase in total research and development costs which includes cost of contract revenue, was primarily a result of stock-based compensation costs (approximately $4.1 million) due to the expensing of stock options in compliance with SFAS 123(R), increased compensation costs (approximately $1.4 million) associated with the hiring of approximately 68 employees (11 in the United States and 57 in India), other employee related expenses such as quarterly bonuses and benefits (approximately $2.0 million), and an increase in depreciation was primarily due to the addition of software tools (approximately $0.7 million).

In the future, we expect that engineering costs will continue to increase associated with accounting for stock-based compensation and continued investment in high performance chip interface technologies.

	Three Months Ended March 31,		Change
	2006	2005
	(unaudited)	(unaudited)
Marketing, general and administrative costs (in millions)
Marketing, general and administrative costs	$11.4	$8.3	37.3%
Litigation Expense	$8.5	$11.1	(23.4)%
Stock-based compensation	$4.3	$1.1	290.9%

Total Marketing, general and administrative costs including stock-based compensation	$24.2	$20.5	18.0%

The increase in total marketing, general and administrative costs including litigation expense for the quarter ended March 31, 2006 as compared to the same period in 2005 was primarily due to an increase in expensing of stock based compensation costs (approximately $3.2 million) in compliance with SFAS 123(R) and increased employee compensation costs (approximately $2.7 million) associated with the hiring of approximately 43 employees (36 in the United States and 7 international) partially offset by decreased expenses associated with the defense of our intellectual property (approximately $2.7 million).

In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the volatility of litigation activities.

	Three Months Ended March 31,		Change
	2006	2005
	(unaudited)	(unaudited)
Interest and other income, net (in millions)
Interest and other income, net	$3.4	$2.1	61.9%

In the quarter ended March 31, 2006, as compared to the same period in 2005, interest income was higher primarily due to higher interest rates (approximately $1.3 million).

In the future, we expect that Interest and other income, net will vary from period to period based upon notes purchases to extent the purchase value is less than face value, the amount of cash and marketable securities and interest rates.

	Three Months Ended March 31,		Change
	2006	2005
	(unaudited)	(unaudited)
Provision for income taxes (in millions)
Provision for income taxes	$1.2	$2.6	(53.8)%

In the quarter ended March 31, 2006, our effective tax rate was 39% as compared with a rate of 37% for the same period in 2005. The effective tax rate increased primarily due to non-deductible stock related compensation expenses and the expiration of the Federal Research and Development credit. If the Federal Research and Development credit is reinstated, the impact to our effective tax rate will be recognized in the quarter in which the tax law change is enacted.

As of March 31, 2006, our balance sheet included net deferred tax assets of approximately $83.7 million, relating primarily to the difference between tax and book treatment of depreciation and amortization; employee stock related compensation expenses and deferred revenue, net operating loss carryovers and tax credits. In the quarter ended March 31, 2006, net deferred tax assets increased by $11.3 million, mainly due to the tax benefits from the exercise of employee stock options and the SFAS 123(R) stock compensation expense recorded for the books.

As of March 31, 2006, an additional $17.8 million of deferred tax asset for net operating losses related to stock option exercise excess tax benefits had not been recognized pursuant to footnote 82 of SFAS 123(R). If realized, the benefit of the deferred tax asset will be recorded to additional paid in capital. Excess tax benefits for stock options exercised is the excess of the tax deduction over the statutory tax related total cumulative book compensation cost both recognized in the financial statements under SFAS 123(R) and disclosed in the pro forma FAS 123 footnote.

The deferred tax asset valuation allowance is subject to periodic adjustment as facts and circumstances warrant. The ability to realize the deferred tax asset is dependent on sufficient levels of future taxable income and other factors. We regularly assess all available evidence, both positive and negative, to determine the realizability of our deferred tax asset.

Stock Repurchase Program

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, our Board has authorized the purchase in open market transactions of up to 19.1 million shares of our outstanding Common Stock over an undefined period of time. As of March 31, 2006, we had repurchased 13.3 million shares of our Common Stock at an average price per share of $13.95. As of March 31, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock.

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

Recent Accounting Pronouncements

SFAS No. 123(R) Stock-Based Compensation Expense: On January 1, 2006, the first day of fiscal year 2006, Rambus adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) on a modified prospective basis. SFAS 123(R) replaced Statement of Financial Accounting Standards No. 123 and requires the measurement and recognition of compensation expense for all stock-based payment compensation to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). SFAS 123(R) supersedes Rambus’ previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and disclosure under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). Rambus has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Rambus estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using implied volatility of Rambus’ at-the-money traded options only.

Revenue Recognition

Overview

Our revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). Additionally, revenue is recognized on some of our contracts, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met.

Our revenues consist of royalty revenues and contract revenues generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenues consist of product license royalties and patent license royalties. Contract revenues consist of license fees and engineering fees associated with integration of our chip interface products into its customers’ products. Reseller arrangements generally provide for the payment of license fees associated with the marketing, distribution and sublicensing, and in some circumstances, fabricating of our interface technologies. Many of our licensees have the right to cancel their licenses. Revenue is only recognized to the extent that it is permitted as provided for within the cancellation provisions. Many cancellation provisions within such contracts provide for a prospective cancellation with no impact to fees already remitted by customers for products provided or services rendered prior to the date of cancellation.

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

Contract Revenue

We recognize revenue in accordance the provisions of SOP 81-1 for licenses of its chip interface products, such as XDR and FlexIO that involve significant engineering services to help our customers integrate our chip interface products into their semiconductors and systems. Revenues from such licenses are recognized proportionately as we perform services. Revenues derived from such license and engineering services are recognized using the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor-hours incurred. A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. We review assumptions regarding the work necessary to complete projects on a quarterly basis. If we determine that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees would be recognized over a longer period. If there is significant uncertainty about the time to complete or the deliverables, we would evaluate the appropriateness of applying the completed contract method of accounting. Such evaluation will be completed by us on a contract by contract basis.

We recognize revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for licenses of its chip interface products that do not involve significant engineering services. These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these agreements are comprised of license fees and minimal engineering service fees. Contract fees are bundled together as the total price of the agreement does not vary as a result of inclusion or exclusion of services and vendor specific objective evidence, or VSOE, for the undelivered element has not been established. Accordingly, after we have delivered the product and the only undelivered element is post-contract customer support (PCS), we recognize revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. These remaining PCS obligations are essential to the functionality of the product and are primarily to keep the product updated and include activities such as responding to technical inquiries. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees are due on pre-determined dates and include significant up-front fees. We review assumptions regarding the post-contract customer support periods on a regular basis. If we determine that it is necessary to revise the estimates of the support periods, the total amount of revenue recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

We assess whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluate the payment terms. If a portion of the fee is due beyond normal payment terms, we recognize the revenue on the payment due date, assuming collection is reasonably assured. We assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We perform ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance of doubtful account of up to 100% of the invoice value will be provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible. For all periods presented, we reported a balance of $0 in its allowance for doubtful accounts.

Litigation

As of March 31, 2006, we are involved in certain legal proceedings, as discussed in Note 8 titled “Litigation and Asserted Claims” of our Notes to Unaudited Consolidated Condensed Financial Statements. Based upon consultation with the outside counsel handling our defense in these matters and an analysis of potential results, we have not accrued any amounts for potential losses related to these proceedings. Because of uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation. We will record accruals for losses if and when we determine the negative outcome of such matters to be probable and reasonably estimable. Our estimates regarding such losses could differ from actual results. Revisions in our estimates of the potential liability could materially impact our results of operations, financial position, and cash flows. We recognize litigation expenses in the period in which the litigation services were provided.

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

At March 31, 2006, our balance sheet included net deferred tax assets of approximately $83.7 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses and deferred revenue, net operating loss carryovers and tax credits. We have established a partial valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of certain assets. The valuation allowance as of March 31, 2006 of approximately $0.9 million relates primarily to the tax benefit of the employee stock related compensation expense.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2006	2005
Cash flows (in millions)	(unaudited)	(unaudited)
Net cash provided by operating activities	$19.1	$7.4
Net cash used in investing activities	$14.8	$(67.3)
Net cash provided by financing activities	$22.0	$219.7

As of March 31, 2006, we had cash and cash equivalents and marketable securities of $390.6 million, including a long-term component of $119.3 million. As of March 31, 2006, we had total working capital of $256.5 million, including a short-term component of deferred revenue of $1.4 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Operating Activities

Cash generated by operating activities in the quarter ended March 31, 2006 was primarily the result of net income of $1.8 million adjusted for certain non-cash items including stock-based compensation expense of $8.4 million, depreciation of $2.8 million, amortization of intangible assets and debt costs of $1.5 million, and an increase in the tax benefit related to stock based compensation including stock options exercised of $12.4 million. In addition, accounts and taxes payable, accrued salaries and benefits and other accrued liabilities increased by $6.5 million primarily due to an increase in accrued legal expenses. This cash generated by operating activities was partially offset by a net increase in deferred revenue of approximately $0.1 million and a decrease in accounts receivable of approximately $0.9 million. The net increase in deferred revenue represents contract billings in excess of revenues recognized. The decrease in accounts receivable was primarily due to an increase in payments received.

Cash generated by operating activities in the quarter ended March 31, 2005 was primarily the result of net income of $4.4 million adjusted for certain non-cash items including depreciation of $2.0 million, amortization of intangible assets and debt costs of $1.2 million, amortization of stock-based compensation of $1.1 million and an increase in the tax benefit of stock options exercised of approximately $0.8 million. In addition, accounts and taxes payable, accrued salaries and benefits and other accrued liabilities increased by $4.2 million primarily due to an increase in accrued legal expenses. This cash generated by operating activities was partially offset by a net decrease in deferred revenue of $5.1 million and an increase in accounts receivable of $2.2 million. The net decrease in deferred revenue represents revenues recognized in excess of contract billings, primarily related to the revenue associated with our XDR and FlexIO contracts which we expect to continue recognizing through 2006. The increase in accounts receivable was primarily due to an increase in royalties receivable.

Investing Activities

Cash provided by investing activities in the quarter ended March 31, 2006 primarily consisted of net maturities of marketable securities of $20.5 million. In addition, $4.7 million was used for the purchase of property and equipment, primarily computer and software license purchases in the United States and $1.0 million was used to make the final closing payment for the purchase of intangible assets in relation to the GDA acquisition.

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

Financing Activities

Net cash provided by financing activities in the quarter ended March 31, 2006 was $22.0 million. We received $43.3 million of net proceeds from the issuance of Common Stock associated with exercises of employee stock options. This cash provided from the issuance of convertible debt and Common Stock was partially offset by $21.0 million we used to repurchase Common Stock.

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

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We also lease a facility in Mountain View, California, through November 11, 2009, Chapel Hill, North Carolina through November 15, 2009 and lease a facility for our design center in Bangalore, India through November 30, 2009. In addition, as a result of our acquisition of GDA in 2005, we entered into a lease for an additional facility in Bangalore, India through March 31, 2007.

On February 1, 2005, we issued $300.0 million aggregate principal amount of convertible notes due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities. We elected to pay the principal amount of the convertible notes in cash when they are due and the initial conversion price of the convertible notes is $26.84 per share. Subsequently, we repurchased a total of $140.0 million face value of the outstanding notes. As a result, the convertible notes outstanding and payable as of March 31, 2006 were reduced to $160.0 million. See Note 9 titled “Convertible Notes” to our Notes to Unaudited Consolidated Condensed Financial Statements for the terms of these notes.

As of March 31, 2006, our material net contractual obligations are (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Leases	$28,389	$7,263	$11,762	$9,364	$—
Convertible Debt	$160,000	$—	$—	$160,000	$—

Total	$188,389	$7,263	$11,762	$169,364	$—

RISK FACTORS

Because of the following factors, as well as other variables affecting or operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDRAM-compatible and DDR-compatible products in 2000-01, we became involved in litigation related to such efforts. As of May 8, 2006, we are in litigation with four such potential SDRAM-compatible and DDR-compatible licensees. In each of these cases, we have claimed infringement of our patents while the potential licensees have generally sought damages and a determination that our patents at suit are invalid and not infringed. These potential licensees have also relied or may rely upon defenses and counterclaims (some not yet formally asserted) that our patents are unenforceable based on various allegations concerning our alleged conduct in the 1990s and early 2000s, including that we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991-96 participation in the JEDEC standard setting organization.

For example, Hynix has now broadened its counterclaims to attempt to include our 1990s relationship with Intel and our alleged disparagement of DDR and SDRAM products in the 1990s and early 2000s. By way of further example, Micron, Hynix, Samsung and Nanya have alleged that we have unclean hands based on alleged litigation misconduct and document spoliation, allegations that overlap with those successfully used by Infineon to obtain the early 2005 dismissal of our patent claims in the our case against Infineon in Virginia. Micron also recently asserted new claims against us for violation of the federal civil Racketeer Influenced and Corrupt Organizations Act (RICO) and Virginia state conspiracy laws based in part on the same allegations. Although we recently obtained an injunction against Micron’s new RICO case from proceeding in Virginia, and we recently defeated Hynix’s unclean hands and spoliation claims based on a subset of these allegations. There can be no assurance that such claims will not again be reasserted (as Micron has attempted to do through a transfer of its RICO claims to Delaware), or successfully used to defeat or limit our patent or other claims.

There can be no assurance that parties will not succeed, either at the trial or appellate level, with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results, or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patents or that the pending litigations and other circumstances will not reach a point where we elect to compromise for less than what we now believe to be fair consideration. Among other things, there can be no assurance that we will succeed in negotiating future settlements or licenses on terms better than those recently extended in our Infineon settlement. There can be no assurances that the circumstances under which we negotiated our Infineon settlement will turn out to be significantly different from the circumstances of future cases and future settlements, although we currently believe that significant differences do exist.

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

An acquisition of all of Infineon’s DRAM operations could make it more difficult for us to obtain royalty rates we believe are appropriate and could reduce the number of companies in our antitrust litigation.

Our license with Infineon, which was part of our settlement, provides for the extension of certain benefits under that license to a successor in interest that, under certain conditions, acquires all of Infineon’s DRAM operations. If such an acquisition were to occur, such successor would be entitled to the extension of such benefits, including the ability to pay a royalty calculated by multiplying the Infineon rate by the percentage increase in DRAM volume represented by the successor company’s combined operations. Such an extension of benefits could also make it more difficult for us to obtain the royalty rates we believe are appropriate from the market as a whole. Such an extension of benefits would, in addition, also operate to extend a release of claims to such successor, thus reducing the number of companies to which we believe we are entitled to look for compensation for the antitrust injury alleged by us in our pending San Francisco antitrust action.

An adverse resolution by or with a governmental agency, such as the Federal Trade Commission or the European Commission, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenues to decline substantially.

If there were an adverse determination by, or other resolution with, a government agency, it might limit our ability to enforce our intellectual property rights or to obtain licenses, which would cause our revenues to decline substantially. For example, in June 2002, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our participation in the establishment of SDRAM standards with JEDEC and that we should be precluded from enforcing our intellectual property rights in patents with a priority date prior to June 1996. Although the initial decision in the FTC proceeding supported our position and dismissed the complaint, that initial decision has been appealed by the FTC staff and may be reversed by the FTC or subject to some future compromise given developments in that case or the totality of circumstances we face. Among other things, the FTC has recently permitted a partial re-opening of the record. The European Commission has directed inquiries to us relating to similar topics. If proceedings by one of these agencies, or any other governmental agency, result in a resolution that could limit our ability to enforce or license our intellectual property, our revenues could decline substantially.

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

For the quarters ended March 31, 2006 and 2005, revenues from our top five licensees accounted for approximately 67% and 70% of our revenues, respectively. For the quarter ended March 31, 2006, revenues from Intel, Elpida, Infineon, and Fujitsu, each accounted for greater than 10% of our total revenues. For the quarter ended March 31, 2005, revenues from Intel and Elpida each accounted for greater than 10% of our total revenues. We may continue to experience significant revenue concentration for the foreseeable future.

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

For the quarters ended March 31, 2006 and 2005 royalties accounted for 88% and 83% of our total revenues, respectively, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is reasonably assured. Some royalties are also dependent upon fluctuating sales volumes and prices of licensed chips that include our technology, all of which are beyond our ability to control or assess in advance. In addition, royalty revenues are affected by the seasonal shipment patterns of systems incorporating our chip interface products, or by a system company change in its source of licensed chips, and the new source’s different royalty rates.

As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

FASB’s adoption of Statement 123(R) and other changes to existing accounting pronouncements or taxation rules or practices may adversely affect our reported results of operations or how we conduct our business.

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to all our employees and directors, including employee stock options and employee stock purchases related to the 1997 Employee Stock Purchase Plan, based on estimated fair values derived by the BSM model. SFAS 123(R) requires estimation of the fair value of share-based payment awards on the date of grant. The model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. These factors are arcane and may be difficult to analyze. Therefore, it is possible that the attribution of this non-cash charge may be misunderstood and cause increased volatility in our stock price.

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

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens) which, among other things, requires Infineon to pay to us aggregate royalties of $50.0 million in quarterly installments of

$5.8 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Infineon will be required to make additional royalty payments to us which may aggregate up to $100.0 million. We may not succeed in entering into these additional license agreements necessary to trigger Infineon’s obligations under the settlement and license agreement to pay to us additional royalty payments, thereby reducing the value of the settlement and license agreement to us.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

We have indebtedness. On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon senior convertible notes due February 1, 2010, of which $160.0 million remains outstanding as of March 31, 2006.

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

For the quarters ended March 31, 2006 and 2005, revenues from our sales to international customers constituted approximately 64% and 72% of our total revenues, respectively. We currently have international operations in India (design), Japan (sales development), Taiwan (sales development) and Germany (sales development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

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

Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel who can enhance our existing technologies and introduce new technologies. Competition for qualified personnel, particularly those with significant industry experience, is intense. We are also dependent upon our senior management personnel, many of whom have worked together for us for many years. The loss of the services of any of our senior management personnel, or key sales personnel in critical markets, or critical members of staff, or of a significant number of our engineers could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.

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

While we have evaluated our internal controls over financial reporting as of December 31, 2005 and complied with the management certification and our Independent Registered Public Accounting Firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with this Form 10-K for the year ended December 31, 2005, we may not continue to meet such certification and attestation requirements annually. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, or if our independent registered public accounting firm is unable to attest to the evaluation, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ National Market, which could adversely affect our financial results and the market price of our Common Stock.

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

The fair market value of the zero coupon senior convertible notes is subject to interest rate risk and market risk due to the convertible feature of these notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of these notes will also increase as the market price of our stock increases and decrease as the market price fall. The interest and market value changes affect the fair market value of these notes but do not impact our financial position, cash flow, or results of operations.

The table below summarizes the book value, fair value, unrealized loses and related weighted average interest rates for our marketable securities portfolio as of March 31, 2006 and December 31, 2005 (in thousands, except percentages).

	March 31, 2006
	Fair Value	Book Value	Unrealized Gain/ (Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$269,728	$272,339	$(2,611)	3.86%
Corporate notes and bonds	22,749	22,988	(239)	2.25%

Total marketable securities	$292,477	$295,327	$(2,850)

	December 31, 2005
	Fair Value	Book Value	Unrealized Gain/ (Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$280,659	$283,018	$(2,359)	3.81%
Corporate notes and bonds	32,340	32,705	(365)	2.42%

Total marketable securities	$312,999	$315,723	$(2,724)

The following table shows the gross unrealized losses and fair values of Rambus’ investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2006:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government debt securities	$150,609	$(1,196)	$119,120	$(1,415)	$269,728	$(2,611)
Corporate notes and bonds	$22,749	$(239)	$—	$—	$22,749	$(239)

United States government agencies: The unrealized losses on our investments in U.S. government agencies were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold the investments until there is a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at March 31, 2006. As of March 31, 2006, we had a total of 91 investments in U.S. government agency securities that had unrealized losses.

Corporate notes and bonds: The unrealized losses on our investments in corporate notes and bonds were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold the investments until there is a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at March 31, 2006. As of March 31, 2006, we had a total of 17 investments in corporate notes and bonds that had unrealized losses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 8 titled “Litigation and Asserted Claims” of the Notes to Unaudited Consolidated Condensed Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In October 2001, our Board of Directors approved a stock repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. Since the beginning of the program, our Board has authorized the purchase in open market transactions of up to 19.1 million shares of our outstanding Common Stock over an undefined period of time. As of March 31, 2006, we had repurchased 13.3 million shares of our Common Stock at an average price per share of $13.95. As of March 31, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock.

Period	Total Number of Shares Purchased	Total Paid	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/01/06 - 1/31/06	500,000	$15,187,375	$30.37	500,000	6,020,765
2/01/06 - 2/28/06	200,000	5,767,700	$28.84	200,000	5,820,765
3/01/06 - 3/31/06	—	—	$—	—	5,820,765
Total	700,000	$20,955,075	$29.94	700,000	5,820,765

Item 3. Defaults Upon Senior Securities—Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5. Other Information—

The material terms of Satish Rishi’s employment with us are set forth in that certain offer letter dated April 7, 2006, which is attached as Exhibit 10.19.

Pursuant to the terms of an employment agreement, dated January 6, 2006, with John Danforth, Senior Vice President and General Counsel of Rambus Inc. (the “Registrant”), on February 1, 2006, Mr. Danforth received an aggregate of 36,603 restricted stock units which, subject to Mr. Danforth’s continued employment with the Registrant, shall vest ratably on a quarterly basis until all restricted stock units have vested on October 22, 2007.

Item 6. Exhibits

Please refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: May 9, 2006	By:	/s/ SATISH RISHI
Satish Rishi Senior Vice President, Finance, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(9)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3(12)	Amended and Restated Bylaws of Registrant dated April 13, 2005.

3.4(14)	Amendment No. 1 to Amended and Restated Bylaws of Registrant dated March 28, 2003.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3(10)	Amended and Restated Preferred Stock Rights Agreement, dated as of’ July 31, 2000, between Registrant and Fleet National Bank.

4.3.1(15)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.

4.4(5)	Common Stock Purchase Warrant No. 1-REV dated January 7, 1997 issued to Intel Corporation to purchase shares of the Registrant’s common stock.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)(2)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.2.1(4)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.3(8)	1990 Stock Plan, as amended, and related forms of agreements.

10.4(16)	1997 Stock Plan (as amended and restated as of July 10, 2003).

10.5(8)	1997 Employee Stock Purchase Plan and related forms of agreements.

10.6(1)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.

10.7(17)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos—El Camino Associates, LLC.

10.8(17)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and Geoff Tate.

10.9(17)	Common Stock Equivalent Agreement, dated as of October 20, 1999, between the Registrant and David Mooring.

10.10(6)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.11(7)	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 10, 2002).

10.12(2)(11)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

10.13(13)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

10.14(14)(2)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

10.15(14)(2)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.

10.16(14)(2)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.

10.17(18)(20)	Amended and Restated John Danforth Employment Agreement, dated February 1, 2006, between Registrant and John Danforth.

10.18(19)	Stock Option and Common Stock Equivalent Cancellation Agreement, effective as of January 13, 2006, between Registrant and Geoff Tate.

10.19	Offer Letter to Satish Rishi dated April 7, 2006, filed herewith.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.

(1)	Incorporated by reference to Registration Statement No. 333-22885.
(2)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(5)	Incorporated by reference to the Form 8-K filed on July 7, 2000.
(6)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2002 (file no. 333-86140).
(8)	Incorporated by reference to the Registration statement on Form S-8 filed June 6, 1997, (file no. 333-28597).
(9)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(10)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(11)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(12)	Incorporated by reference to the Form 10-Q filed on April 29, 2005.
(13)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(14)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(15)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(16)	Incorporated by reference to the Form 10-Q filed on July 29, 2003.
(17)	Incorporated by reference to the Form 10-K405 filed on December 23, 1999.
(18)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(19)	Incorporated by reference to the Form 8-K filed on January 18, 2006.
(20)	Incorporated by reference to the Form 10-K filed on February 21, 2006.