Form 10-Q
period 2006-06-30
RAMBUS INC
filed 2007-09-14
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 103,820,383 as of May 31, 2007.

RAMBUS INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Outcome and effect of current and potential future intellectual property litigation;

•	Resolution of the Federal Trade Commission and European Commission matters involving us;

•	Accounting, tax, regulatory, legal and other outcomes and effects of the stock option investigation;

•	Consequences of the derivative, class-action and other lawsuits related to the stock option investigation;

•	The actions of our Special Litigation Committee;

•	Actions of governmental authorities and other regulators, including Nasdaq, the SEC and the IRS;

•	Sources, amounts and concentration of revenue, including royalties;

•	Product development;

•	Improvements in technology;

•	Engineering, marketing and general and administration expenses;

•	Litigation expenses;

•	Success in the markets of our or our licensees’ products;

•	Terms of our licenses;

•	Success in renewing license agreements;

•	Pricing policies of our licensees;

•	Sources of competition;

•	Protection of intellectual property;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Indemnification and technical support obligations;

•	Likelihood of paying dividends;

•	Cash and cash equivalents position;

•	Lease commitments;

•	Ability to attract and retain qualified personnel;

•	Internal control environment;

•	Adoption of new accounting pronouncements;

•	Trading price of our Common Stock;

•	Continued listing of our Common Stock on The Nasdaq Global Select Market;

•	Operating results;

•	Realization of deferred tax assets;

•	Accounting estimates and procedures;

•	The level and terms of our outstanding debt;

•	Interest and other income, net;

•	Effective tax rates; and

•	Amortization of intangible assets.

You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

Explanatory Note

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 includes restatements of previously filed unaudited consolidated financial statements, financial data and related disclosures as of three and six month periods ended June 30, 2005. See Note 3, “Restatement of Consolidated Financial Statements,” of Notes to Unaudited Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

Our previously issued consolidated financial statements for the fiscal years 2005 and prior, which are included in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q filed with respect to each of the applicable quarters in these fiscal years and the consolidated financial statements included in our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2006, should no longer be relied upon.

As a result of an investigation of our historical stock option practices by the Audit Committee of our Board of Directors, and a concurrent internal review by our management under the oversight of the Audit Committee, we determined that our previous accounting should be adjusted for: (a) stock option grants for which the Audit Committee determined that the actual grant date for accounting purposes was different from the stated grant date for new hire grants to employees, annual and other grants to employees, and any grants to officers; (b) grants made to individuals who had extensions of option termination dates and, in some cases, extensions of vesting periods pursuant to separation agreements under which the individuals did not perform any significant duties during the separation period but were still listed as employees; (c) payroll tax withholding liabilities for certain repriced stock grants that no longer qualify for Incentive Stock Option (“ISO”) tax treatment; and (d) other miscellaneous adjustments for modifications and errors, including adjustments for grants to non-employees providing consulting services and adjustments for continued vesting after an individual converted from an employee to a consultant role. For further information on the details of the investigation and related findings, see Note 3 “Restatement of Consolidated Financial Statements” of the Notes to Unaudited Consolidated Financial Statements.

We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), through the fiscal year ended December 31, 2005. Under the provisions of APB 25, a non-cash, stock-based compensation expense was required to be recognized for any option granted for which the exercise price was below the market price on the actual grant date. Because most of our remeasured options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the options. Starting in fiscal year 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”). As a result, beginning in fiscal year 2006, the stock-based compensation expense required to be recorded for each remeasured option is equal to the fair value of the option on the actual grant date, amortized over the remaining expected requisite service period of the option. We did not record these stock-based compensation expenses under APB 25 or SFAS 123(R) in our previously issued consolidated financial statements and that is why we are restating them in this filing.

As a result of the issues identified, we recorded additional pre-tax, non-cash, stock-based compensation expense of $169.4 million under APB 25 for the period between May 13, 1997 (the date of our initial public offering) and December 31, 2005, comprised of $146.9 million related to remeasured stock options and $22.5 million related to other stock compensation adjustments. The cumulative tax benefit from the recording of these adjustments was $67.0 million. The impact of these adjustments, net of taxes, decreased previously reported cumulative net income by $102.4 million for the same period. The tax benefit amount differs from the statutory tax benefit principally as a result of limitations on our ability to deduct certain executive stock-based compensation and changes in geographical mix of expenses.

For the three and six months ended June 30, 2005, we recorded additional pre-tax, non-cash, stock-based compensation expense of $4.2 million and $8.9 million, respectively, under APB 25, substantially related to remeasured stock options. For the three and six months ended June 30, 2006, we recorded additional pre-tax, non-cash, stock-based compensation expense of $1.7 million and $4.3 million, respectively, under SFAS 123(R), substantially related to remeasured stock options. As of June 30, 2006, we had $9.0 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of June 30, 2006 and does not reflect any events that occurred after June 30, 2006 other than the Audit Committee investigation, resulting restatements and related matters. Our previously filed financial statements for the quarter ended March 31, 2006, related Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are restated in Exhibit 99.1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2006	December 31, 2005 As restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$121,020	$42,391
Marketable securities	224,416	118,416
Accounts receivable	1,976	954
Unbilled receivables	682	—
Deferred and prepaid taxes	3,834	3,827
Prepaids and other current assets	5,764	4,419

Total current assets	357,692	170,007
Marketable securities, long term	70,516	194,583
Restricted cash	2,269	2,279
Deferred taxes, long term	111,426	98,544
Purchased intangible assets, net	21,337	23,650
Property and equipment, net	21,411	19,622
Goodwill	3,315	3,315
Other assets	4,310	3,953

Total assets	$592,276	$515,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,279	$4,374
Accrued salaries and benefits	9,707	5,894
Accrued litigation expenses	14,364	4,633
Other accrued liabilities	3,560	4,538
Deferred revenue	1,754	973

Total current liabilities	37,664	20,412
Convertible notes	160,000	160,000
Deferred revenue, less current portion	5,167	8,317
Other long-term liabilities	2,792	3,757

Total liabilities	205,623	192,486

Commitments and contingencies (Notes 14 and 15)
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at June 30, 2006 and December 31, 2005	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 103,807,711 shares at June 30, 2006 and 99,397,257 shares at December 31, 2005	104	99
Additional paid in capital	535,123	478,519
Deferred stock-based compensation	—	(20,122)
Accumulated deficit	(146,819)	(133,382)
Accumulated other comprehensive loss	(1,755)	(1,647)

Total stockholders’ equity	386,653	323,467

Total liabilities and stockholders’ equity	$592,276	$515,953

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005 As restated(1)	2006	2005 As restated(1)
Revenues:
Contract revenues	$7,745	$5,390	$13,409	$11,990
Royalties	41,699	34,595	83,380	67,606

Total revenues	49,444	39,985	96,789	79,596

Costs and expenses:
Cost of contract revenues *	9,521	5,962	16,889	12,770
Research and development *	15,841	11,928	33,858	22,366
Marketing, general and administrative *	32,883	20,737	57,755	42,847
Costs of restatement and related legal activities	1,894	—	1,894	—

Total costs and expenses	60,139	38,627	110,396	77,983

Operating income (loss)	(10,695)	1,358	(13,607)	1,613
Interest and other income, net	4,076	3,414	7,521	5,543

Income (loss) before income taxes	(6,619)	4,772	(6,086)	7,156
Provision for (benefit from) income taxes	(12,728)	1,956	(12,847)	(4,685)

Net income	$6,109	$2,816	$6,761	$11,841

Net income per share:
Basic	$0.06	$0.03	$0.07	$0.12

Diluted	$0.06	$0.03	$0.06	$0.11

Weighted average shares used in per share calculations:
Basic	103,414	99,596	102,285	99,936

Diluted	110,495	103,209	109,904	104,486

* Includes stock-based compensation:
Cost of contract revenues	$2,524	$991	$4,506	$2,203
Research and development	$3,003	$1,953	$7,173	$3,784
Marketing, general and administrative	$3,822	$2,537	$8,679	$5,290

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2006	2005 As restated(1)
Cash flows from operating activities:
Net income	$6,761	$11,841
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,358	11,277
Depreciation	5,353	4,260
Amortization of intangible assets and note issuance costs	2,999	2,633
Tax benefit (shortfall) from equity incentive plans	(112)	799
Loss on disposal of property and equipment	99	—
Change in operating assets and liabilities:
Accounts receivable and unbilled receivables	(1,704)	(232)
Prepaids, deferred taxes and other assets	(14,977)	(8,192)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	16,674	6,553
Increases in deferred revenue	10,158	7,171
Decreases in deferred revenue	(12,527)	(16,329)

Net cash provided by operating activities	33,082	19,781

Cash flows from investing activities:
Purchases of property and equipment	(6,908)	(5,814)
Purchases of leasehold improvements	(333)	(557)
Purchase of intangible assets	(300)	—
Acquisition of business	(1,000)	(5,414)
Purchases of marketable securities	(31,415)	(248,395)
Maturities of marketable securities	49,373	35,588
Decrease in restricted cash	10	2,765

Net cash provided by (used in) investing activities	9,427	(221,827)

Cash flows from financing activities:
Payments under installment arrangement	(400)	—
Net proceeds from issuance of Common Stock under stock options and employee stock purchase plan	57,474	6,003
Repurchase and retirement of Common Stock	(20,955)	(75,000)
Net proceeds from the issuance of convertible notes	—	292,750

Net cash provided by financing activities	36,119	223,753

Effect of exchange rates on cash and cash equivalents	1	(88)

Net increase in cash and cash equivalents	78,629	21,619
Cash and cash equivalents at beginning of period	42,391	48,310

Cash and cash equivalents at end of period	$121,020	$69,929

Non-cash disclosure:
Property and equipment acquired under installment payment arrangement	$—	$2,800

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Rambus Inc. (“Rambus” or the “Company”) and its wholly-owned subsidiaries, Rambus K.K., located in Tokyo, Japan, Rambus Deutschland GmbH, located in Pforzheim, Germany, Rambus, located in George Town, Grand Caymans, BWI, Rambus Chip Technologies (India) Private, Limited located in Bangalore, India and Rambus Korea, located in Seoul, Korea. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.

In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary to state fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2006.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is effective for the Company beginning January 1, 2008. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice used to quantify financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. As of June 30, 2006, no material misstatements exist in the Company’s financial statements. As a result, application of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The Company does not currently hold any such instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008. The Company has not completed the process of evaluating the impact of the adoption of SFAS 157.

In July 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”). The adoption of EITF 06-3 did not have an impact on Rambus’ consolidated financial position and results of operations. The Company’s accounting policy has been to present the above mentioned taxes, if any, on a net basis, excluded from revenues.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by Rambus in the first quarter of fiscal 2007.

As a result of the adoption of FIN 48 on January 1, 2007, the Company’s unrecognized tax benefits are expected to decrease by $0.3 million, which will be accounted for as a $0.3 million decrease to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits will be reclassified from long-term deferred tax assets to long-term taxes payable.

3. Restatement of Consolidated Financial Statements

Audit Committee Investigation of Historical Stock Option Practices

In early 2006, an academic study and numerous subsequent press reports began to publicize the likely widespread occurrence of accounting and corporate governance irregularities with respect to the granting of stock options and other equity awards at over 100 companies, many in the high-tech sector. One report included Rambus as one of the companies surveyed with a high risk of having backdated stock option grants. As a result, in late May 2006, the Company conducted an initial review in which it discovered apparent irregularities in past stock option grants and reported its findings to the Audit Committee and the Board of Directors.

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and other related accounting issues. Each of the members of the Audit Committee had joined the Company’s Board of Directors and Audit Committee after January 1, 2005. The Audit Committee retained independent legal counsel and an independent accounting firm to assist in the investigation.

On July 17, 2006, the Audit Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, Rambus concluded that it should have recognized material amounts of stock-based compensation expense which were not accounted for in its previously issued consolidated financial statements. Therefore, the Audit Committee and management concluded that Rambus’ previously issued consolidated financial statements for the fiscal years 2003, 2004 and 2005 which were included in the Company’s 2005 Annual Report on Form 10-K, Rambus’ Quarterly Reports on Form 10-Q filed with respect to each of the applicable quarters in these fiscal years, and the consolidated financial statements included in its Quarterly Report on Form 10-Q for the first quarter of fiscal year 2006, should no longer be relied upon and would be restated.

Findings and Remedial Actions

By October 18, 2006, the Audit Committee had substantially completed its findings with respect to the timing of the Company’s historical stock option grants. The independent investigation over the previous four months included a review of over 200 stock option granting actions from the time of its initial public offering through the commencement of the investigation in late May 2006. The review encompassed over 1.5 million emails and other documents, and over 50 interviews with current and former executive officers, directors, employees and advisors.

The results of the investigation were consistent with the Audit Committee’s earlier conclusion that the Company’s previously filed consolidated financial statements should no longer be relied upon. Rambus is disclosing the restatement of the consolidated financial statements for the affected periods by filing the Form 10-K for the year ended December 31, 2006, which includes the restatement of the 2005 and 2004 fiscal years, as well as restated supplementary financial data for the first quarter of 2006. In these quarterly consolidated financial statements on Form 10-Q, the cumulative impact of the errors as of December 31, 2004 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred taxes as of January 1, 2005. The cumulative impact of the errors as of December 31, 2005 is included in the December 31, 2005 consolidated balance sheet reflected herein.

On August 30, 2007, the Audit Committee completed its investigation. The Audit Committee concluded that: (1) there was retroactive pricing of stock options granted to nearly all employees who received options, primarily during the periods from September 30, 1997 to December 31, 2004; (2) the retroactively priced options were not accounted for correctly in the Company’s previously issued consolidated financial statements; (3) the retroactive pricing of options in many instances was intentional, not inadvertent or as a result of administrative error; (4) the retroactive pricing of options involved the selection of low exercise prices by certain former executive officers, and other former executives may have been aware of this conduct; (5) vesting terms on stock options for certain terminating employees were changed without proper authorization; and (6) the retroactive pricing of options in many instances involved the falsification of Stock Option Committee Memoranda, Unanimous Written Consents (UWC) and minutes of the Compensation Committee and offer letters to employees, resulting in erroneous statements being made in financial and other reports previously filed with the SEC, as well as in information previously provided to the Company’s independent registered public accounting firm.

Because the retroactive pricing was the result of the actions of only a few individuals, the Board of Directors decided that the Company should continue to honor the retroactively priced options in most instances.

The Audit Committee further concluded that our former Chief Financial Officers and Controllers should have been more involved in understanding whether stock option grants were being properly accounted for, and either knew the proper accounting rules or should have taken steps to become aware of the proper accounting rules for stock option grants. At the time of these practices, it was the reasonable practice of our former Chief Financial Officers and Controllers to rely on senior executives of the Company to create accurate records of the stock option approvals and grants. Our former CEO participated in the approval of misdated stock option grants. He knew or should have been aware of the fact that date selection practices were occurring and that the approval memoranda he signed were not properly reflecting the actual approval dates. However, the Audit Committee also concluded that it was reasonable for the former CEO to believe that the Senior Vice President, Administration was handling the Company’s stock option grants in accordance with the appropriate legal and accounting rules for stock option grants and understood the Company’s actual practices.

Concurrent with the review by the Audit Committee, Rambus’ management, under the oversight of the Audit Committee, completed an internal review in order to prepare the restated consolidated financial statements which included evaluations of previous accounting and led to adjustments for: (a) stock option grants for which the Audit Committee determined that the actual grant date for accounting purposes was different from the stated grant date for new hire grants to employees, annual and other grants to employees, and any grants to officers; (b) grants made to individuals who had extensions of option termination dates and, in some cases, extensions of vesting periods pursuant to separation agreements under which the individuals did not perform any significant duties during the separation period but were still listed as employees; (c) payroll tax withholding liabilities for certain re-priced stock grants that no longer qualify for ISO tax treatment; and (d) other miscellaneous adjustments for modifications and errors, including adjustments for grants to non-employees providing consulting services and adjustments for continued vesting after an individual converted from an employee to a consultant role.

Summary of Accounting Adjustments by Category

These restated consolidated financial statements include adjustments that are primarily related to the stock option matters as well as adjustments that are related to other matters resulting from Rambus’ internal review and the preparation of these restated consolidated financial statements.

The primary components of the restatement of Rambus’ historical consolidated financial statements related to stock-based compensation are as follows:

•

New Hire Grants to Employees Rambus determined that during the period from February 1999 through October 2003, the individuals responsible for stock option grants to newly hired non-executive employees had a regular practice of selecting an exercise price equal to the lowest price of the quarter between the employee’s start date and the end of the quarter for such grants. On certain occasions, individual employees were given a formal employment start date which preceded the date on which they actually began working for the Company. The result of this practice was that certain employees received a new hire grant at a grant price that was lower than the price of the stock on the employee’s actual start date.

There were three new hire grants to non-executive employees between October 2003 and December 2004, for which there were administrative errors made by Rambus’ human resources department.

There were no material measurement date differences relating to grants to non-executive new hires in the fiscal years 2005 and 2006.

•

Annual and Other Grants to Employees Rambus determined that between September 1998 and October 2003, the Stock Option Committee granted approximately 13.0 million stock options to non-executive employees for which the appropriate measurement dates differed from the recorded grant dates. The Stock Option Committee during this time period consisted of the Company’s CEO, Geoff Tate, as its sole member. The majority of the measurement date differences during this time period were caused by the creation of incorrect documentation concerning the date on which the stock options were approved. The human resources department usually created Stock Option Committee memoranda reflecting stock option grants which purported to issue the grants on certain dates which differed from the actual dates on which the approvals were obtained. In October 2003 the Stock Option Committee was dissolved and this practice ceased.

In late 2003 and 2004 there were grants to non-executive employees for which the price was set on the same date that the Compensation Committee meeting had met and discussed a pool of stock options. However, the individual allocations of the stock option pool had not been completed by management until after the date of those meetings and, consequently, Rambus recorded a retroactively selected measurement date for those grants.

There were no material measurement date differences relating to annual or other grants to non-executive employees in the fiscal years 2005 and 2006.

•

Grants to Officers Rambus determined that, during each of the years between 1997 and 2001, officers were granted stock options that were not approved by the Compensation Committee of the Board of Directors on the date listed on the approval documentation. Instead, on some occasions, the dates were selected to coincide with a low price for a period. The grants were typically documented using a Unanimous Written Consent (“UWC”) prepared in most instances by the human resources department. The UWCs did not appropriately reflect that the approval date was not the date indicated in the document. With the following exceptions, this practice appears to have ended in 2001.

Between December 1999 and January 2003 there were instances where officers received a new hire grant that was dated on a date different from the date on which the Compensation Committee approved the grant. Each of these grants was documented using a UWC prepared by the human resources department. The UWCs did not appropriately reflect that the approval date was not the date indicated in the document. This practice, with one exception in January 2003, appears to have ended in July 2002.

In late 2003, there was one granting action for which the exercise price of the options coincided with the date of a Compensation Committee meeting, but for which Rambus was unable to establish that all of the specific allocations and approvals had been completed as of the date of that meeting. Consequently, Rambus has concluded that the grants relating to some of the officers receiving that grant had incorrect measurement dates.

There were no material measurement date differences related to new hire or annual grants to officers in the fiscal years 2005 and 2006.

•

Extension of Termination Dates Rambus determined that from 1997 to March 2005 it had not maintained accurate documentation, and had not properly accounted for stock-based compensation, for stock options granted to individuals who had extensions of option termination dates and, in some cases, extensions of vesting periods pursuant to separation agreements under which the individuals did not perform any significant duties during the separation period but were still listed as employees. These types of modifications were not always communicated to the finance department, were not identified in Rambus’ financial reporting processes and were therefore not properly reflected in its consolidated financial statements.

•

Payroll Tax Withholding Liability Rambus determined that certain of its stock grants which had incorrect measurement dates for accounting purposes had been originally issued as ISO’s but no longer qualified for ISO tax treatment. The disqualification of the ISO classification and the resulting conversion to non-qualified stock option (“NSO”) status exposes Rambus to additional withholding taxes and penalties for failure to properly withhold taxes on the exercise of those options. These expenses reverse in the period in which the related statute of limitations expires.

•

Other Stock-based Compensation Adjustments Rambus determined that other miscellaneous modifications and errors had occurred related to employee options that were not identified in its financial reporting processes and therefore not properly reflected in its consolidated financial statements. These miscellaneous items included adjustments for grants to non-employees providing consulting services, adjustments for continued vesting after an individual converted from an employee to a consultant and adjustments in 2006 related to the accounting for the Company’s employee stock purchase plan (“ESPP”) under FAS123(R).

In connection with the restatement and Rambus’ internal review of other accounting items relating to transactions occurring in fiscal years 1997 through 2006, the Company identified certain other errors in accounting determinations and judgments which, although immaterial, have been reflected in the restated consolidated financial statements. These primarily include timing differences for revenue and expense recognition and certain balance sheet reclassifications.

Rambus previously applied APB 25 and its related interpretations and provided the required pro forma disclosures under SFAS 123 through its fiscal year ended December 31, 2005. Under the provisions of APB 25, a non-cash, stock-based compensation expense was required to be recognized for any option granted for which the exercise price was below the market price on the actual grant date. Because most of the Company’s remeasured options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the options. Starting in fiscal year 2006, Rambus adopted SFAS 123(R). As a result, beginning in fiscal year 2006, the stock-based compensation expense required to be recorded for each remeasured option is equal to the fair value of the option on the actual grant date, amortized over the remaining expected requisite service period of the option. Rambus did not record these stock-based compensation expenses under APB 25 or SFAS 123(R) in its previously issued consolidated financial statements, and that is why it is restating them in this filing.

Restatement and Impact on Consolidated Financial Statements

As a result of the issues identified, Rambus recorded additional pre-tax, non-cash, stock-based compensation expense of $169.4 million in accordance with APB 25 for the period between May 13, 1997 (the date of Rambus’ initial public offering) and December 31, 2005, comprised of $146.9 million related to remeasured stock options and $22.5 million related to other stock compensation adjustments. The cumulative tax benefit from the recording of these adjustments was $67.0 million. The impact of these adjustments, net of taxes, decreased Rambus’ previously reported cumulative net income by $102.4 million for the same period. The tax benefit amount differs from the statutory tax benefit principally as a result of limitations on Rambus’ ability to deduct certain executive stock-based compensation and changes in geographical mix of expenses.

For the three and six months ended June 30, 2005, Rambus recorded additional pre-tax, non-cash, stock-based compensation expense of $4.2 million and $8.9 million, respectively in accordance with APB 25, substantially related to remeasured stock options. For the three and six months ended June 30, 2006, Rambus recorded pre-tax, non-cash, stock-based compensation expense of $1.7 million and $4.3 million, respectively, under SFAS 123(R), substantially related to remeasured stock options. As of June 30, 2006, the Company had $9.0 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of June 30, 2006 and does not reflect any events that occurred after June 30, 2006 other than the Audit Committee investigation, resulting restatements and related matters. The Company’s previously filed financial statements for the quarter ended March 31, 2006 related Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are restated in Exhibit 99.1 of its Annual Report on Form 10-K for the year ended December 31, 2006.

Because certain options formerly classified as ISO grants were determined to have been granted with an exercise price below the fair market value of Rambus’ stock on the actual grant date, they do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to NSO status exposes Rambus to additional withholding taxes and penalties for failing to properly withhold taxes on exercise of those options. The cumulative impact of the disqualification of ISO’s as of June 30, 2006 was $1.2 million. These amounts are included in the other stock-based compensation adjustments discussed above. Rambus is currently under IRS remote examination with regards to this issue.

Rambus was unable to record additional deferred tax assets related to stock-based compensation in accordance with limits imposed by Section 162(m) of the Internal Revenue Code on certain executive compensation. Consequently, Rambus was required to reduce its available tax net operating loss carry-forwards arising from certain exercised stock options by $15.6 million for periods through December 31, 2005 because of this Section 162(m) limitation.

For explanatory purposes, Rambus has classified the stock option and other adjustments that were affected by the restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by the Company to the extent particular stock option related accounting errors may fall within more than one category As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category. For the six months ended June 30, 2005, Rambus had previously recorded stock-based compensation expense of $2.4 million with a related tax benefit of $0.1 million in its reported consolidated financial statements. For the six months ended June 30, 2005, total stock-based compensation, as restated, was $11.3 million, with a related tax benefit of $11.1 million.

The effect of these adjustments on Rambus’ previously reported Consolidated Statements of Operations is as follows:

(Unaudited) (In thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as previously reported	$5,360	$9,800
Stock-based compensation adjustments:
Additional compensation expense resulting from improper measurement dates for stock option grants:
New hire grants to employees	(199)	(402)
Annual and other grants to employees	(3,335)	(6,308)
All grants to officers	(909)	(2,107)

Subtotal charges for changes to measurement date	(4,443)	(8,817)
Other stock-based compensation adjustments:
Terminations	—	(277)
Payroll tax benefit	243	238
Other matters related to stock-based compensation	—	—

Subtotal other stock-based compensation adjustments	243	(39)

Total stock-based compensation adjustments	(4,200)	(8,856)

Tax related effects of stock-based compensation adjustments	1,682	10,927

Additional compensation expense, net of tax	(2,518)	2,071

Other miscellaneous adjustments	(46)	(54)
Tax related effects for other miscellaneous adjustments	20	24

Other adjustments, net of tax	(26)	(30)

Total adjustments to net income	(2,544)	2,041

Net income, as restated	$2,816	$11,841

Costs of Restatement and Related Legal Activities

Rambus has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation, its internal review, restatement activities, preparation of restated consolidated financial statements and related legal matters. These expenses were approximately $1.9 million for the six months ended June 30, 2006. Through December 2006 and the second quarter of fiscal year 2007, the Company has incurred additional expenses of approximately $29.5 million and $14.4 million, respectively, for the above noted activities, including the accrual of $18.0 million in the third quarter of 2006 related to the potential settlement of the consolidated class action lawsuit pertaining to the Company’s accounting for stock option grants and related disclosures. Rambus expects to continue to incur significant expenses in connection with the derivative and private lawsuits and other stock option investigation related matters. See Note 14 “Litigation and Asserted Claims.”

Default and Potential Acceleration of Convertible Notes

For a complete discussion of the convertible notes and related alleged default and potential acceleration, see Note 13 “Convertible Notes.”

Impact on Consolidated Financial Statements

The following tables reflect the impact of the adjustments for stock-based compensation and other adjustments, including the related tax impacts on:

•	the consolidated statements of operations for the three and six months ended June 30, 2005

•	the consolidated balance sheet as of December 31, 2005

•	the consolidated statement of cash flows for the six months ended June 30, 2005

•	the pro forma information required by SFAS No. 123 for the three and six months ended June 30, 2005

•	net income per share for the three and six months ended June 30, 2005

Consolidated Statement of Operations for the three and six months ended June 30, 2005:

(Unaudited)	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
(In thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
Contract revenues	$5,390	$—	$5,390	$11,990	$—	$11,990
Royalties	34,595	—	34,595	67,606	—	67,606

Total revenues	39,985	—	39,985	79,596	—	79,596

Costs and expenses:
Cost of contract revenues *	4,965	997	5,962	10,568	2,202	12,770
Research and development *	9,934	1,994	11,928	18,525	3,841	22,366
Marketing, general and administrative *	19,482	1,255	20,737	39,980	2,867	42,847

Total costs and expenses	34,381	4,246	38,627	69,073	8,910	77,983

Operating income	5,604	(4,246)	1,358	10,523	(8,910)	1,613
Interest and other income, net	3,414	—	3,414	5,543	—	5,543

Income before income taxes	9,018	(4,246)	4,772	16,066	(8,910)	7,156
Provision for (benefit from) income taxes	3,658	(1,702)	1,956	6,266	(10,951)	(4,685)

Net income	$5,360	$(2,544)	$2,816	$9,800	$2,041	$11,841

Net income per share:
Basic	$0.05	$(0.02)	$0.03	$0.10	$0.02	$0.12

Diluted	$0.05	$(0.02)	$0.03	$0.09	$0.02	$0.11

Weighted average shares used in per share calculations:
Basic	99,596		99,596	99,936		99,936

Diluted	103,675		103,209	104,693		104,486

* Includes stock-based compensation:
Cost of contract revenues	$—	$991	$991	$—	$2,203	$2,203
Research and development	$—	$1,953	$1,953	$—	$3,784	$3,784
Marketing, general and administrative	$1,281	$1,256	$2,537	$2,421	$2,869	$5,290

Consolidated Balance Sheet as of December 31, 2005:

(Unaudited)	December 31, 2005
(In thousands, except share and per share amounts)	As previously reported	Adjustments	As restated
ASSETS

Current assets:
Cash and cash equivalents	$42,391	$—	$42,391
Marketable securities	118,416	—	118,416
Accounts receivable	954	—	954
Deferred and prepaid taxes	3,786	41	3,827
Prepaids and other current assets	4,235	184	4,419

Total current assets	169,782	225	170,007
Marketable securities, long term	194,583	—	194,583
Restricted cash	2,279	—	2,279
Deferred taxes, long term	69,059	29,485	98,544
Purchased intangible assets, net	23,650	—	23,650
Property and equipment, net	18,898	724	19,622
Goodwill	3,315	—	3,315
Other assets	3,953	—	3,953

Total assets	$485,519	$30,434	$515,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,374	$—	$4,374
Accrued salaries and benefits	4,934	960	5,894
Accrued litigation expenses	4,633	—	4,633
Other accrued liabilities	5,693	(1,155)	4,538
Deferred revenue	973	—	973

Total current liabilities	20,607	(195)	20,412
Convertible notes	160,000	—	160,000
Deferred revenue, less current portion	8,317	—	8,317
Other long-term liabilities	1,592	2,165	3,757

Total liabilities	190,516	1,970	192,486

Commitments and contingencies (Notes 14 and 15)
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2005	—	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 99,397,257 shares at December 31, 2005	99	—	99
Additional paid in capital	327,524	150,995	478,519
Deferred stock-based compensation	—	(20,122)	(20,122)
Accumulated deficit	(30,973)	(102,409)	(133,382)
Accumulated other comprehensive loss	(1,647)	—	(1,647)

Total stockholders’ equity	295,003	28,464	323,467

Total liabilities and stockholders’ equity	$485,519	$30,434	$515,953

Consolidated Statement of Cash Flows for the six months ended June 30, 2005

(Unaudited)	Six Months Ended June 30, 2005
(In thousands)	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$9,800	$2,041	$11,841
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,421	8,856	11,277
Depreciation	4,315	(55)	4,260
Amortization of intangible assets and note issuance costs	2,633	—	2,633
Tax benefit net from equity incentive plans	2,401	(1,602)	799
Change in operating assets and liabilities:
Accounts receivable	(232)	—	(232)
Prepaids, deferred taxes and other assets	1,364	(9,556)	(8,192)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	5,559	994	6,553
Increases in deferred revenue	7,171	—	7,171
Decreases in deferred revenue	(16,329)	—	(16,329)

Net cash provided by operating activities	19,103	678	19,781

Cash flows from investing activities:
Purchases of property and equipment	(5,136)	(678)	(5,814)
Purchases of leasehold improvements	(557)	—	(557)
Acquisition of business	(5,414)	—	(5,414)
Purchases of marketable securities	(248,395)	—	(248,395)
Maturities of marketable securities	35,588	—	35,588
Decrease in restricted cash	2,765	—	2,765

Net cash used in investing activities	(221,149)	(678)	(221,827)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	6,003	—	6,003
Repurchase and retirement of Common Stock	(75,000)	—	(75,000)
Net proceeds from the issuance of convertible notes	292,750	—	292,750

Net cash provided by financing activities	223,753	—	223,753

Effect of exchange rates on cash and cash equivalents	(88)	—	(88)

Net increase in cash and cash equivalents	21,619	—	21,619
Cash and cash equivalents at beginning of period	48,310	—	48,310

Cash and cash equivalents at end of period	$69,929	$—	$69,929

Non-cash disclosure:
Property and equipment acquired under installment payment arrangement	$2,800	$—	$2,800

Pro forma net loss for the three and six months ended June 30, 2005:

(Unaudited)	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
(In thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income, as reported	$5,360	$(2,544)	$2,816	$9,800	$2,041	$11,841
Add: Stock-based employee compensation expense included in reported net earnings, net of tax (2)	761	2,960	3,721	1,477	(1,274)	203
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(7,552)	(3,059)	(10,611)	(16,453)	(5,907)	(22,360)

Pro forma net loss	$(1,431)	$(2,643)	$(4,074)	$(5,176)	$(5,140)	$(10,316)

Basic earnings (loss) per share
As reported	$0.05	$(0.02)	$0.03	$0.10	$0.02	$0.12
Pro forma	$(0.01)	$(0.03)	$(0.04)	$(0.05)	$(0.05)	$(0.10)

Diluted earnings (loss) per share
As reported	$0.05	$(0.02)	$0.03	$0.09	$0.02	$0.11
Pro forma (1)	$(0.01)	$(0.03)	$(0.04)	$(0.05)	$(0.05)	$(0.10)

Weighted average shares used in per share calculations:
Basic	99,596		99,596	99,936		99,936

Diluted (1)	103,675		103,209	104,693		104,486

(1)	When results of operations are a net loss, the diluted shares are the same as the basic shares.
(2)	Adjustments to stock-based compensation expense for the three and six months ended June 30, 2005 include the adjustment of $2.5 and ($2.1) million, respectively, related to the restatement as well as an adjustment of $0.4 and $0.8 million, respectively, to the tax effect allocated to stock-based compensation as previously reported.

Net income per share for the three and six months ended June 30, 2005:

(Unaudited)	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
(In thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Numerator:
Net income	$5,360	$(2,544)	$2,816	$9,800	$2,041	$11,841

Denominator:
Weighted average shares used to compute basic EPS	99,596	—	99,596	99,936	—	99,936
Dilutive potential shares from stock options, ESPP, restricted stock and stock units and conversion of convertible debt	4,079		3,613	4,757		4,550

Weighted average shares used to compute diluted EPS	103,675		103,209	104,693		104,486

Earnings per share:
Basic	$0.05	$(0.02)	$0.03	$0.10	$0.02	$0.12
Diluted	$0.05	$(0.02)	$0.03	$0.09	$0.02	$0.11

4. Revenue Recognition

Overview

Rambus’ revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by Statement of Position 98-4 (“SOP 98-4”) and Statement of Position 98-9 (“SOP 98-9”). For certain of Rambus’ revenue contracts, revenue is recognized according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

In application of the specific authoritative literature cited above, Rambus complies with Financial Accounting Standards Board Statement of Financial Accounting Concepts No. 5 and 6. Rambus recognizes revenue when persuasive evidence of an arrangement exists, Rambus has delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, Rambus defers recognizing the revenue until such time as all criteria are met. . Determination of whether or not these criteria have been met may require the Company to make judgments, assumptions and estimates based upon current information and historical experience.

Rambus’ revenues consist of royalty revenues and contract revenues generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenues consist of patent license royalties and product license royalties. Contract revenues consist of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ chip interface products into its customers’ products. Contract revenues may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by its customer for use of Rambus’ patent and product licenses. Rambus does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. We do not pay commissions to the reseller for these arrangements.

Many of Rambus’ licensees have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. Unbilled receivables represent enforceable claims and are deemed collectible in connection with the Company’s revenue recognition policy.

Royalty Revenues

Rambus recognizes royalty revenues upon notification by the licensees and if collectibility is reasonably assured. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, Rambus engages accounting firms other than its independent registered public accounting firm to perform, on Rambus’ behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. Rambus has two types of royalty revenues: (1) patent license royalties and (2) product license royalties.

Patent licenses. Rambus licenses its broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of Rambus’ patent portfolio. Rambus generally recognizes revenue from these arrangements as amounts become due and payable. The contractual terms of the agreements generally provide for payments over an extended period of time.

Product licenses. Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that Rambus provides to its customers under product license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements upon notification from the licensee and if collectibility is reasonably assured.

Contract Revenues

Rambus generally recognizes revenue in accordance with the provisions of SOP 81-1 for development contracts related to licenses of its chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenues derived from such license and engineering services may be recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress-to-completion using input measures based upon labor-hours incurred. Rambus has evaluated use of output measures versus input measures and has determined that its output is not sufficiently uniform in respect of cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If Rambus determines that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the new estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees will be recognized over a longer period. If there is significant uncertainty about the time to complete, or the deliverables by either party, Rambus evaluates the appropriateness of applying the completed contract method of accounting under SOP 81-1. Such evaluation is completed by Rambus on a contract-by-contract basis. For all contracts where revenue recognition must be delayed until the contract deliverables are substantially complete, Rambus evaluates the realizability of the assets which the accumulated costs would represent and defers or expenses as incurred based upon the conclusions of its realization analysis.

If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, the Company will recognize the revenue and record an unbilled receivable. Amounts invoiced to Rambus’ customers in excess of recognizable revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues or unbilled receivables in any given period.

Rambus also recognizes revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for development contracts related to licenses of its chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. Rambus’ rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, the Company does not have a sufficient population of contracts from which to derive vendor specific objective evidence.

Therefore, as required by SOP 97-2, after Rambus delivers the product, if the only undelivered element is PCS, Rambus will recognize revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. Rambus reviews assumptions regarding the PCS periods on a regular basis. If Rambus determines that it is necessary to revise the estimates of the support periods, the total amount of revenue to be recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

5. Comprehensive Income

Rambus’ comprehensive income consists of its net income plus other compressive income (loss) consisting of foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of taxes.

The components of comprehensive income, net of tax, are as follows:

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005 As restated(1)	2006	2005 As restated(1)
Net income	$6,109	$2,816	$6,761	$11,841

Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	(36)	1	(88)
Unrealized gain (loss) on marketable securities, net of tax	(32)	625	(109)	(62)

Other comprehensive income (loss)	(34)	589	(108)	(150)

Total comprehensive income	$6,075	$3,405	$6,653	$11,691

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

6. Stock-Based Compensation

For the six months ended June 30, 2006 and 2005, the Company maintained stock plans covering a broad range of potential equity grants including stock options, restricted stock, performance stock and stock units. In addition, the Company sponsors an ESPP, whereby eligible employees were entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 7 “Employee Stock Option Plans” for a detailed description of the Company’s plans.

Effective January 1, 2006, Rambus adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Rambus’ previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and disclosure under SFAS 123. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). Rambus has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Under SFAS 123(R), compensation cost for all stock-based awards, including grants of employee stock options, restricted stock and other equity awards, is measured at fair value at grant date and recognized as compensation expense on a straight line basis over the employees’ expected requisite service period. In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. The Company selected the modified prospective method of adoption, which recognizes compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. This method does not require a restatement of prior periods. However, awards granted and still unvested on the date of adoption will be attributed to expense under SFAS 123(R), including the application of forfeiture rate on a prospective basis. Rambus’ forfeiture rate represents the historical rate at which Rambus stock-based awards were surrendered prior to vesting over the trailing four years. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123.

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for employee stock-based awards and its ESPP using the intrinsic value method in accordance with APB 25, FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25,” FASB Technical Bulletin No. 97-1 (“FTB 97-1”) “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and related interpretations. The Company accounted for non-employee stock-based awards under the fair value method in accordance with EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under the intrinsic value method, no stock-based compensation expense for options had been recognized in the Company’s Unaudited Consolidated Statement of Operations if the exercise price of the

Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant and shares granted under the ESPP were not issued at greater than a 15% discount. As a result of the Company’s stock option investigation, it was determined that there were a significant number of grants that were issued below fair market value and the accounting disclosures and related charges are reflected in Note 3, “Restatement of Consolidated Financial Statements” of Notes to Unaudited Consolidated Financial Statements.

Had stock-based compensation for 2005 been determined based on the estimated fair value at the grant date for all equity awards consistent with the provisions of SFAS 123, the Company’s net income and earnings (loss) per share for the three and six month periods ended June 30, 2005, as restated, would have been adjusted to the following pro forma amounts:

(Unaudited)	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2005 As restated (2)	June 30, 2005 As restated (2)
Net income, as reported	$2,816	$11,841
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	3,721	203
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(10,611)	(22,360)

Pro forma net (loss)	$(4,074)	$(10,316)

Basic earnings (loss) per share
As reported	$0.03	$0.12
Pro forma	$(0.04)	$(0.10)

Diluted earnings (loss) per share
As reported	$0.03	$0.11
Pro forma	$(0.04)	$(0.10)

Weighted average shares used in per share calculations:
Basic	99,596	99,936

Diluted (1)	103,209	104,486

(1)	When results of operations are a net loss, the diluted shares are the same as the basic shares.
(2)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

Adoption of SFAS 123(R)

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The fair value of the award is recognized as expense over the requisite service periods in Rambus’ Unaudited Consolidated Statement of Operations using the straight-line method consistent with the methodology used under SFAS 123. Under SFAS 123(R) the attributed stock-based compensation expense must be reduced by an estimate of the annualized rate of stock option forfeitures. The unrecognized expense of awards not yet vested at the date of adoption is recognized in earnings in the periods after the date of adoption, using the same valuation method and assumptions determined under the original provisions of SFAS 123. Additionally, the deferred stock compensation balance of $20.1 million as of December 31, 2005 (as restated), which was accounted for under APB 25, was reclassified into additional paid-in-capital upon the adoption of SFAS 123(R) on January 1, 2006.

The incremental effect of adopting SFAS 123(R) for the three and six months ended June 30, 2006, including the effect of the restatements, was as follows:

(Unaudited)
(In thousands except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Additional pre-tax stock-based compensation	$6,746	$14,641
Additional stock-based compensation, net of tax	$4,011	$9,189
Effect on earnings per share
Basic	$0.04	$0.09
Diluted	$0.04	$0.08

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchase grants, and other equity grants under SFAS 123(R) for the three and six month periods ended June 30, 2006:

(Unaudited)
	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2006	June 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$9,185	$19,099
Employee stock purchase plan	(192)	808
Nonvested equity stock and equity stock units	356	451

Total stock-based compensation expense	9,349	20,358
Tax effect on the stock-based compensation expense	3,761	7,731

Net effect of stock-based compensation on net income	$5,588	$12,627

Effect on net income per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.11

Stock Options: During the six months ended June 30, 2006, Rambus granted 1,876,850 stock options with an estimated total grant-date fair value of $35.3 million. During the three and six months ended June 30, 2006, Rambus recorded stock-based compensation related to stock options of $9.2 and $19.1 million, respectively, for all unvested options granted prior to and after the adoption of SFAS 123(R). The amount for the six months ended June 30, 2006 also includes the restatement of amounts previously reported. (See Note 3, “Restatement of Consolidated Financial Statements.”)

The total intrinsic value of options exercised was $31.2 and $110.0 million for the three and six months ended June 30, 2006, respectively, and $4.4 and $7.4 million for the three and six months ended June 30, 2005, respectively. Intrinsic value is the total value of exercised shares on the date of exercise less the cash received from the employees to exercise the options.

The total cash received from employees as a result of employee stock option exercises was $55.2 and $4.1 million for the six months ended June 30, 2006 and 2005, respectively.

The tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the six months ended June 30, 2006 calculated in accordance with SFAS 123 (R) was $0.0 million and for the six months ended June 30, 2005 calculated in accordance with APB 25 was $0.8 million. The Company had a net tax shortfall from stock option exercises, stock plan purchases and vesting of equity stock and stock units through the six months ended June 30, 2006, primarily due to the forfeiture of stock options by a former officer.

Employee Stock Purchase Plan: The compensation cost in connection with the plan for the three and six months ended June 30, 2006 includes a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the plan, if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the three and six months ended June 30, 2006, the Company recorded $0.0 and $0.2 million, respectively, in modification charges related to the ESPP which is included in the table above under the caption “Employee Stock Purchase Plan.” In addition, in connection with the suspension of the ESPP plan in July 2006, the Company changed its estimate of contributions that would be made under the remaining purchase periods and reversed approximately $0.5 million of expenses in the three months ended June 30, 2006, which are included in the amount shown above.

Valuation Assumptions

Rambus estimated the fair value of stock options using the Black-Scholes-Merton model (“BSM”). This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The BSM model determines the fair value of stock-based compensation and is affected by Rambus’ stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life of the award are the two assumptions that significantly affect the grant date fair value. The BSM option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, if actual results differ significantly from these estimates, stock-based compensation expense and Rambus’ results of operations could be materially impacted.

The fair value of stock awards and ESPP offerings is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

(Unaudited)	Three Months Ended June 30		Six Months Ended June 30
Stock Option Plans	2006	2005 As restated(1)	2006	2005 As restated(1)
Expected stock price volatility	67%	70% - 74%	61% - 67%	70% - 81%
Risk-free interest rate	4.97%	3.64% - 4.18%	4.40% - 4.97%	3.64% - 4.18%
Expected term (in years)	6.6	4.0 - 6.0	6.6	4.0 - 6.0

Weighted-average fair value of stock options granted	$27.67	$9.39	$18.78	$10.50

			Six Months Ended June 30
Employee Stock Purchase Plan			2006(2)	2005 As restated(1)
Expected stock price volatility			—	64 - 67%
Risk-free interest rate			—	3.19 - 3.64%
Expected term (in years)			—	0.5 - 2.0

Weighted-average fair value of purchase rights granted under the purchase plan			—	$6.52

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.
(2)	No grants were made under the employee stock purchase plan in 2006.

Expected Stock Price Volatility: Effective January 1, 2006, Rambus re-evaluated the assumptions used to estimate volatility and determined that under SAB 107, given the volume of market activity in its market traded options greater than one year, it would use the implied volatility of its nearest to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility. If there is not sufficient volume in its market traded options, for any period, the Company will use an equally weighted blend of historical and implied volatility. For the three and six months ended June 30, 2005, the Company used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation.

Risk-free Interest Rate: Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of Rambus’ stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus used the nearest rate from the available maturities.

Expected Term: The expected term of options granted represents the period of time that options granted are expected to be outstanding. Prior to the adoption of SFAS 123(R), the Company used only historical data to estimate option exercise and employee termination within the model. For the three and six months ended June 30, 2006, the average expected life was determined using a Monte Carlo simulation model. The expected term of ESPP grants was based upon the length of each respective purchase period or tranche for each offering (0.5 to 2.0 years).

Tax Effects of Stock-Based Compensation

Rambus will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, Rambus has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the statement of operations as part of the tax effect of stock-based compensation.

On January 1, 2006, Rambus adopted the “long method” in accordance with SFAS 123(R) to calculate the excess tax credit pool. The long method requires a detailed calculation of the January 1, 2006 balance of the portion of the excess/shortfall tax benefit credits recorded in the additional paid-in capital account. The tax effect on stock-based compensation is calculated as the stock-based compensation that the Company believes is deductible, multiplied by the applicable statutory tax rate.

7. Employee Stock Option Plans

Stock Option Plans

1997 Stock Option Plan

In May 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which, as amended, provided for the issuance of incentive and nonqualified stock options to employees, directors and non-employees. The 1997 Stock Plan provided for an annual increase equal to the lesser of: (i) the number of Shares needed to restore the maximum aggregate number of Shares which may be optioned and sold under the Plan to 4,000,000 Shares; (ii) four percent (4%) of the outstanding Shares on such date; or (iii) a lesser amount determined by the Board of Directors. The Company reserved 31,089,057 shares of Common Stock for issuance under the Plan. The plan was set to expire ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options would be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and increments as specified by the Board of Directors, typically had a requisite service period of 60 months, had graded vesting schedules and expire not more than ten years from date of grant. In October 1999, the 1997 Stock Plan was revised to add the provision and ability of the Company to grant common stock equivalents, which are unfunded and unsecured rights to receive shares in the future. (See Note 8 “Stockholders’ Equity” for a discussion of these common stock equivalents). Effective with stockholder approval of the 2006 Equity Incentive Plan on May 10, 2006, the ability to grant options under the 1997 Plan expired. No further awards will be made under this plan, but it will continue to govern awards previously granted under this plan.

1999 Non-statutory Stock Option Plan

In October 1999, the Company adopted the 1999 Non-statutory Stock Option Plan (the “1999 Plan”), which, as amended, provides for the issuance of nonqualified stock options to employees and non-employees. Under the 1999 Plan, 14.8 million shares of Common Stock have been authorized for issuance. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date and the exercise price (which generally is the fair market value at the date of grant). These options typically had a requisite service period of 60 months, graded vesting schedules, and expired not more than ten years from date of grant. Effective with stockholder approval of the 2006 Equity Incentive Plan on May 10, 2006, the ability to grant options under the 1999 Plan terminated. No further awards will be made under this plan, but it will continue to govern awards previously granted under the plan.

2006 Equity Incentive Plan

In March 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”), subject to stockholder approval, which, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of shares at less than fair market value, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of the 2006 Plan on May 10, 2006, the 1997 Stock Plan was replaced and the 1999 Stock Plan was terminated. Those who will be eligible for awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months, have straight-line vesting schedules, and expire not more than ten years from date of grant. The Board expects that the number of shares reserved for issuance under the 2006 Plan will be sufficient to operate the plan for two years from its inception without having to request the approval of additional shares from the Company’s stockholders. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares earlier or later than this period, as needed. As of June 30, 2006, 8,386,700 shares remain available for issuance under this plan.

The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s Plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2005	5,592,466

Additional shares reserved	10,818,836
Stock options granted	(1,876,850)
Stock options forfeited	1,562,892
Stock options expired	(7,607,261)
Nonvested equity stock and stock units granted	(103,383)

Total available for grant June 30, 2006	8,386,700

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the six months ended June 30, 2006 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2006.

	Options Outstanding
(Dollars in thousands, except share and per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	26,027,517	$16.30

Options granted	1,876,850	29.38
Options exercised	(4,860,003)	11.35
Options forfeited	(1,562,892)	18.85

Outstanding as of June 30, 2006	21,481,472	$18.38	6.15	$171,743

Vested or expected to vest at June 30, 2006	19,123,621	$18.81	6.04	$149,780

Options exercisable at June 30, 2006	11,426,542	$18.48	4.57	$108,378

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at June 30, 2006, based on the $22.81 closing stock price of Rambus’ Common Stock on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2006 was 14,866,027 and 8,753,941, respectively.

The following table summarizes the information about stock options outstanding and exercisable as of June 30, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25	-	$ 4.67	2,105,222	4.43	$3.35	1,008,181	$3.60
$ 4.72	-	$ 4.86	2,396,551	5.16	4.86	2,219,906	4.86
$ 5.93	-	$ 12.78	2,186,211	4.91	9.68	1,638,122	9.99
$ 12.80	-	$ 14.75	2,380,298	7.71	14.17	793,455	13.96
$ 14.77	-	$ 15.67	3,645,374	4.97	15.37	2,325,421	15.45
$ 15.78	-	$ 22.88	2,255,504	8.04	17.78	785,887	17.70
$ 22.94	-	$ 25.16	2,807,500	8.23	24.30	109,500	25.10
$ 25.51	-	$ 37.66	2,179,112	5.87	34.06	1,502,070	35.96
$ 38.48	-	$ 77.36	1,505,700	6.07	53.88	1,024,000	59.61
$ 83.00	-	$ 83.00	20,000	4.26	83.00	20,000	83.00

$ 1.25	-	$ 83.00	21,481,472	6.15	18.38	11,426,542	18.48

As of June 30, 2006, there was $91.0 million of total unrecognized stock-based compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements granted under the Stock Option Plans. That cost is expected to be recognized over a weighted-average period of 3.17 years. The total fair value of shares vested as of June 30, 2006 was $224.3 million.

Employee Stock Purchase Plans

1997 Employee Stock Purchase Plan

In May 1997, the Company adopted the 1997 Employee Stock Purchase Plan, as amended, (the “1997 Purchase Plan”), and reserved 1,600,000 shares of Common Stock for issuance thereunder. This plan allowed for an annual increase equal to the lesser of: (i) the number of shares needed to restore the maximum aggregate number of shares which may be optioned and sold under the plan to 1,600,000 shares; (ii) 1;% of the number of shares of Common Stock which are issued and outstanding on the last day of the preceding fiscal year or (iii) a lesser number of shares determined by the Board of Directors. Employees generally were eligible to participate in the 1997 Purchase Plan if they had been employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. This plan provided for offerings of four consecutive, overlapping six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees were able to purchase stock at the lower of 85% of the fair market value on the first day of the 24 month offering period (the enrollment date), or the purchase date (the exercise date). Employees generally were not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period. This plan was suspended effective July 19, 2006 due to the stock options investigation. For all participants electing to stay in the plan, contributions made through that date are being held and will be applied towards the first purchase date subsequent to the reinstatement of the plan. It is the Company’s intention to reinstate this plan as soon as practicable after it is current on its filings with the Securities and Exchange Commission. No further offerings will be made under this plan and the plan will terminate effective with the October 31, 2007 purchase date in accordance with its governing documents.

Under the 1997 Purchase Plan, the Company issued 208,820 shares at an average price per share of $10.88 in the three and six months ending June 30 2006, and 156,279 shares of Common Stock at an average price per share of $12.08 in the three and six months ended June 30, 2005. Due to the fact that the 1997 Purchase Plan was suspended effective July 19, 2006 no purchases were made subsequent to the most recent purchase date, April 30, 2006. As of June 30, 2006, there were 1,391,180 shares available for issuance under this Plan.

2006 Employee Stock Purchase Plan

In March 2006, the Company adopted the 2006 Employee Stock Purchase Plan, as amended (the “2006 Purchase Plan”) and reserved 1,600,000 shares, subject to stockholder approval which was received on May 10, 2006. Employees generally will be eligible to participate in this plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the exercise date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date. There have been no offerings under this plan and as such there has been no shares issued under this plan. As of June 30, 2006, there were 1,600,000 shares available for issuance under this Plan. The first offering under this plan will be made as soon as practicable after the Company is current with its SEC filings and the underlying shares have been registered with the SEC.

As of June 30, 2006, there was $0.9 million of total unrecognized stock-based compensation cost related to share-based compensation arrangements granted under the ESPP Plans. That cost is expected to be recognized over 16 months.

8. Stockholders’ Equity

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

Warrants

In October 1998, Rambus’ Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. Warrants exercisable for a total of 1,520,000 shares had been issued under the program. As of June 30, 2006, all warrants have expired and none were exercised.

Contingent Common Stock Equivalents and Options

As of December 31, 2005, there were 1,000,000 contingent unvested Common Stock Equivalents (“CSEs”), and 799,346 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM 850E chipsets. These CSEs were granted to Rambus’ previous CEO and President in 1999 and the options were granted to certain of Rambus’ employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 per share and a term of 10 years. It was previously expected that there would be a non-cash charge to the statement of operations, based on fair value of the CSEs and options, when the achievement of certain Intel milestones became probable. Intel has since phased out the 850E chipset and as a result the unvested CSEs and options will never vest. The impact of these CSEs and options has been excluded from the calculation of net income per share.

During the six month period ended June 30, 2006, 59,000 contingent unvested options were forfeited and all of the contingent unvested CSEs were forfeited unvested when the officers terminated their service. The forfeitures of the contingent unvested options are included in the forfeitures in the table in Note 7 “Employee Stock Option Plans” summarizing stock option activity.

As of June 30, 2006, there were no contingent unvested CSEs and 740,346 contingent unvested options. As per above, none are expected to vest.

Nonvested Equity Stock and Stock Units

On January 10, 2005, Rambus granted 125,000 shares of nonvested equity stock to its CEO and President, Harold Hughes. The price of the underlying shares was $.001 per share. The nonvested equity stock was valued at fair market value at the date of grant, giving it a valuation of $2.7 million. Rambus recorded $1.3 and $2.4 million of stock-based compensation expense during the three and six month periods ended June 30, 2005, respectively. There was $0.3 million outstanding deferred stock-compensation balance as of June 30, 2005 which was to be amortized over the remaining one month vesting period.

On February 1, 2006, Rambus entered into an amended and restated employment agreement with its then Senior Vice President and General Counsel, John Danforth. Pursuant to the terms of the Agreement, Mr. Danforth was granted 36,603 and 26,780 nonvested equity stock units on February 1, 2006 and May 2, 2006, respectively. The nonvested equity stock units were valued at fair market value at the date of grant, assuming no shares would be forfeited, giving each a valuation of $1.0 million which will be attributed to expense over the 21 and 18 month vesting periods beginning February 1, 2006 and May 2, 2006, respectively. For the three and six months periods ended June 30, 2006, Rambus recorded stock-based compensation of approximately $0.3 and $0.4 million, respectively. Unrecognized stock-based compensation cost related to these grants was $1.6 million at June 30, 2006.

On April 11, 2006, Rambus granted its Chief Financial Officer, Satish Rishi 40,000 shares of nonvested equity stock at an exercise price of $.001 per share. . These shares are not transferable until vested and any unvested shares are subject to repurchase upon termination. The nonvested equity stock grant was valued at fair market value at the date of grant, assuming no shares would be forfeited, giving it a valuation of $1.6 million which will be attributed to expense over the 4 year vesting period beginning April 11, 2006. For the three and six month periods ended June 30, 2006, Rambus recorded stock-based compensation of approximately $0.1 million related to this grant. Unrecognized stock-based compensation cost related to this grant was $1.5 million at June 30, 2006.

The following table reflects the activity related to nonvested equity stock and stock units for the six month period ended June 30, 2006:

(In thousands, except per share amounts)	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	103,383	$35.13
Vested	(5,229)	$27.32
Forfeited	—	—

Nonvested at June 30, 2006	98,154	$35.55

Share Repurchase Program

In October 2001, Rambus’ Board of Directors approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. On January 23, 2006 Rambus’ Board of Directors approved an authorization to repurchase up to an additional five million shares of its Common Stock, giving the Company a total authorization to purchase up to 19.0 million shares of its outstanding Common Stock over an undefined period of time. During the six month period ended June 30, 2006, Rambus repurchased 0.7 million shares at an average price per share of $29.94. As of June 30, 2006, Rambus had repurchased a cumulative total of 13.2 million shares of its Common Stock at an average price per share of $13.95 since the commencement of this program. This amount includes 4.1 million shares repurchased in connection with Rambus’ $300.0 million zero coupon convertible senior subordinated note offering on February 1, 2005. As of June 30, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. The Company will not repurchase additional shares until after it is current with its SEC filings.

Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. In the six month period ended June 30, 2006, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $20.2 million was recorded as an increase to the accumulated deficit for the six month period ended June 30, 2006.

9. Earnings Per Share

Earnings per share is calculated in accordance with, Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is calculated by dividing the earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. The impact of the CSEs (See Note 8, “Stockholders’ Equity”) has been excluded from all periods because the CSEs are not expected to vest. No potential dilutive common shares were included in the computation of any diluted per share amount when a net loss was reported.

The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005 As restated(1)	2006	2005 As restated(1)
Numerator:
Net income	$6,109	$2,816	$6,761	$11,841

Denominator:
Weighted average shares used to compute basic EPS	103,414	99,596	102,285	99,936
Dilutive potential shares from stock options, ESPP, restricted stock and stock units and conversion of convertible debt	7,081	3,613	7,619	4,550

Weighted average shares used to compute diluted EPS	110,495	103,209	109,904	104,486

Earnings per share:
Basic	$0.06	$0.03	$0.07	$0.12
Diluted	$0.06	$0.03	$0.06	$0.11

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

For the three and six months ended June 30, 2006, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during these periods. For the three and six months ended June 30, 2005, approximately 11.2 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during these periods. For the three months ended June 30, 2006 and 2005 options to purchase approximately 4.8 and 14.7 million shares, respectively, and for the six months ended June 30, 2006 and 2005, options to purchase approximately 4.8 and 8.9 million shares, respectively, were excluded from the calculation because they were antidilutive after considering proceeds from exercise, taxes, and related unrecognized stock-based compensation costs.

10. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Three customers accounted for 20%, 12%, and 12% of revenues in the quarter ended June 30, 2006. Three customers accounted for 27%, 17% and 12%, of revenues in the quarter ended June 30, 2005. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenues from customers in the following geographic regions were recognized:

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Japan	$25,517	$25,123	$49,335	$49,610
North America	17,168	11,571	34,443	22,775
Taiwan	200	60	350	120
Korea	109	3,195	284	7,002
Europe	6,450	36	12,377	89

	$49,444	$39,985	$96,789	$79,596

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. At June 30, 2006, approximately $20.1 million of long-lived assets are located in the United States and approximately $1.2 million are located in India.

11. Acquisition

On April 15, 2005, Rambus completed the acquisition of a portion of GDA Technologies (“GDA”) including certain proprietary digital core designs for a preliminary total of $6.4 million in cash, including transaction costs. Rambus did not have a pre-existing relationship with GDA before the acquisition. Under the terms of the purchase agreement, Rambus paid a total of $5.3 million in cash to GDA at the initial closing. Rambus was contractually obligated to pay out an additional $1.0 million in conjunction with its acquisition of intellectual property from GDA, and has paid this amount in the quarter ended March 31, 2006. In addition, Rambus paid $0.2 million for legal fees incurred in connection with this transaction. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”). As a result of the acquisition, Rambus recorded $3.7 million of purchased intangible assets and $2.7 million of goodwill. The valuation of the purchased intangible assets was determined based on their estimated fair values at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intangible assets. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses, and discount rates. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the investment, as well as the time value of money.

The purchased intangible assets are being amortized over useful lives of three to five years using the straight-line method. The useful life of existing technology was based on management estimates and the estimated length of economic benefit derived from the technology. The useful life of the non-competition agreement was based on the contractual term of the agreement. The useful life of customer contracts and related relationships was based on estimated customer attrition and technology obsolescence. Amortization expense was $0.2 million and $0.4 million in the quarter and six months ended June 30, 2006, respectively. Amortization expense was $0.2 million in the quarter and six months ended June 30, 2005, respectively.

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA products. Effective April 11, 2006, Rambus and GDA entered into an amendment to the original agreement that extended the earn-out period from one year from the initial closing date to March 31, 2007. The amendment also reduced the maximum earn-out amount from $5.0 million to $3.8 million. Using guidance provided by SFAS 141, Rambus concluded that the earn-out payment is a contingent payment and that the existence of a liability was not determinable as of June 30, 2006. Accordingly, Rambus has not recorded a liability for the earn-out payment as of June 30, 2006. In March 2007, the Company was notified, and later confirmed, that cash collections from the sale or license of these products had exceeded the minimum amount as defined in the purchase agreement and that additional payments were due GDA. As a result, Rambus recorded a liability for the earn-out payment and an increase to goodwill of approximately $1.1 million in the first quarter of fiscal 2007.

The purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:
Existing technology	$2,700
Non-competition agreement	100
Customer contracts and relationships	900
Goodwill	2,734

Total purchase price	$6,434

12. Acquisition of Intellectual Property

Cadence Design Systems

As a result of an acquisition of certain intellectual property from Cadence Design Systems beginning in 2004, Rambus has cumulatively recorded $13.9 million of purchased intangible assets as of June 30, 2006. These assets are being amortized over their useful lives of four to seven years. Amortization expense of these purchased intangible assets was $0.8 million and $1.5 million in the quarter and six months ended June 30, 2006, respectively. Amortization expense of these purchased intangible assets was $0.6 million and $1.2 million in the quarter and six months ended June 30, 2005, respectively.

The components of purchased intangibles assets are as follows (in thousands):

Serial Link Cells	$10,084
Patents	3,800

Purchased intangible assets:	$13,884

The net book value of the Cadence related purchased intangible assets at June 30, 2006 was $8.8 million.

Velio Communications, Inc.

As a result of an acquisition of certain high speed signaling assets from Velio Communications, Inc., Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. These assets are being amortized over their useful lives of ten years. Amortization expense of purchased intangible assets was $0.5 million in the three months ended June 30 2006 and 2005. Amortization expense of purchased intangible assets was $1.0 in the six months ended June 30, 2006 and 2005.

The components of purchased intangible assets are as follows (in thousands):

Contractual relationships	$7,100
Patents	6,114

Purchased intangible assets	$13,214

The net book value of the Velio related purchased intangible assets at June 30, 2006 was $9.9 million.

The valuation and useful lives of the Cadence and Velio acquired intangible assets were allocated based on estimated fair values at the acquisition dates. The value of the agreements, along with interviews and management’s estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market.

13. Convertible Notes

On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities in a private offering that were then sold to institutional investors.

The convertible notes are unsecured senior obligations, ranking equally in right of payment with all of Rambus’ existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the convertible notes.

The convertible notes are convertible at any time prior to the close of business on the maturity date into, in respect of each $1,000 principal of convertible notes:

•	cash in an amount equal to the lesser of

(1)	the principal amount of each note to be converted and

(2)	the “conversion value,” which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price, as defined.

•

if the conversion value is greater than the principal amount of each note, a number of shares of Rambus Common Stock (the “net shares”) equal to the sum of the daily share amounts, calculated as defined. However, in lieu of delivering net shares, Rambus, at its option, may deliver cash, or a combination of cash and shares of its Common Stock, with a value equal to the net shares amount.

The initial conversion price is $26.84 per share of Common Stock (which represents an initial conversion rate of 37.2585 shares of Rambus Common Stock per $1,000 principal amount of convertible notes). The initial conversion price is subject to adjustment as defined.

The convertible notes are carried at fair value at June 30, 2006 and December 31, 2005 due to the cash settlement feature. The convertible notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the convertible notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

Upon the occurrence of an event of default, Rambus’ obligations under the convertible notes may become immediately due and payable. An event of default is defined as:

•	default in the payment when due of any principal of any of the convertible notes at maturity, upon exercise of a repurchase right or otherwise;

•	default in the payment of liquidated damages, if any, which default continues for 30 days;

•	default in Rambus’ obligation to provide notice of the occurrence of fundamental change when required by the indenture;

•

failure to comply with any of Rambus’ other agreements in the convertible notes or the indenture upon its receipt of notice to it of such default from the trustee or to Rambus and the trustee from holders of not less than 25% in aggregate principal amount at maturity of the convertible notes, and Rambus fails to cure (or obtain a waiver of) such default within 60 days after it receives such notice;

•

failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by Rambus or any of its subsidiaries in excess of $30.0 million principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, by the end of a period of ten days after written notice to Rambus by the trustee or to Rambus and the trustee by the holders of at least 25% in principal amount of the outstanding convertible notes; and

•	certain events of bankruptcy, insolvency or reorganization relating to Rambus.

Rambus may not redeem the convertible notes prior to their maturity date.

On July 20, 2005, Rambus repurchased $60.0 million face value of the outstanding convertible notes, for a price of approximately $49.6 million. The gain of approximately $10.4 million, less related unamortized note issuance costs of approximately $1.3 million was recognized as other income in the year ended December 31, 2005.

On August 30, 2005, Rambus repurchased $45.0 million face value of the outstanding convertible notes for a price of approximately $34.5 million. The gain of approximately $10.5 million, less related unamortized notes issuance costs of approximately $1.0 million was recognized as other income in the year ended December 31, 2005.

On October 20, 2005, Rambus repurchased $35.0 million face value of the outstanding convertible notes for a price of approximately $28.9 million. The gain of approximately $6.1 million, less related unamortized notes issuance costs of approximately $0.7 million was recognized as other income in the year ended December 31, 2005.

At the time of the issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets which was subsequently reduced to $4.2 million related to the repurchases of outstanding convertible notes in 2005. The $4.2 million in costs is being amortized over the term of the convertible notes. For the quarter and six months ended June 30, 2006, Rambus recorded amortization expense of $0.2 million and $0.4 million, respectively. For the quarter and six months ended June 30, 2005, Rambus recorded amortization expense of $0.4 million and $0.6 million, respectively.

These repurchases were financed from Rambus’ investment portfolio.

On August 17, 2006, Rambus received a notice of default from U.S. Bank National Association, as trustee (the “Trustee”) for the convertible notes. The notice asserted that the Company’s failure to file its Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between Rambus and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if Rambus did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, Rambus received a notice from the Trustee stating that since the Company had not cured the default that had been asserted by the Trustee within the sixty day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, Rambus received an additional notice of default from the Trustee relating to the Company’s failure to file its Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, Rambus received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable. Default interest on the convertible notes accrues at a rate of 2% per annum from the date on which full payment of the convertible notes is due to the date that full payment is made. Rambus is evaluating its options with respect to the convertible notes as a result of the receipt of the notice of acceleration and believes that it has adequate financial resources to pay any unpaid principal and any accrued or default interest due on the convertible notes.

As of June 30, 2006, the convertible notes and unamortized note issuance costs were still classified as long-term because the default event had not yet occurred. However, as of December 31, 2006, the Company has reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. In addition, approximately $2.4 million additional amortization of notes issuance cost was expensed in the quarter ended December 31, 2006, in connection with the acceleration of the convertible notes.

14. Litigation and Asserted Claims

Stock option investigation related claims

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues.

On May 31, 2006, the first of three shareholder derivative actions was filed in the Northern District of California against Rambus (as a nominal defendant) and certain current and former executives and board members. On August 9, 2006, these actions were consolidated for all purposes under the caption, In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), and Howard Chu and Gaetano Ruggieri were appointed lead plaintiffs. On October 2, 2006, a consolidated complaint was filed. On November 3, 2006, plaintiffs filed an amended consolidated complaint. The complaint alleges violations of certain federal and state securities laws as well as other state law causes of action. The complaint seeks disgorgement and damages in an unspecified amount, unspecified equitable relief, and attorneys’ fees and costs.

On July 24, 2006, another shareholder derivative action was filed in Santa Clara Superior Court against Rambus (as a nominal defendant) and certain current and former executives and board members (Soffer v. Tate et al., 1-06-cv-067853 (Santa Clara Sup. Court)). Rambus filed a motion to dismiss this suit on August 23, 2006. On October 10, 2006, the California court heard oral argument on Rambus’ motion. In an order filed on October 20, 2006, the California court granted Rambus’ motion and dismissed the complaint.

On August 22, 2006, another shareholder derivative action was filed in Delaware Chancery Court against Rambus (as a nominal defendant) and certain current and former executives and board members (Bell v. Tate et al., 2366-N (Del. Chancery)). Pursuant to agreement of the parties, no deadline for Rambus to respond to the complaint has been set.

On October 18, 2006, the Board of Directors formed a Special Litigation Committee (the “SLC”) to evaluate potential claims or other actions arising from the stock option granting activities. The Board of Directors has appointed J. Thomas Bentley, Chairman of the Audit Committee, and Abraham Sofaer, a retired federal judge and Chairman of the Legal Affairs Committee, both of whom joined the Rambus Board of Directors in 2005, to comprise the SLC.

On August 24, 2007, the final written report setting forth the findings of the Special Litigation Committee was filed with the California court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and equivalent value as well as substantial additional value to the Company relating to the relinquishment of claims to over 2.7 million stock options. The SLC intends to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the California court. At a case management conference on September 7, 2007, Rambus informed the California court that it intended to file a motion to terminate in accordance with the SLC’s recommendations. Rambus’ motion is due by October 5, 2007. Plaintiffs stated their intention to oppose Rambus’ motion and to file a motion for leave to amend their complaint. The California court scheduled a hearing on both motions for January 18, 2008.

On August 30, 2007, another shareholder derivative action was filed in the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP. Rambus is evaluating the complaint but believes the action should be transferred to the Northern District of California and made part of In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), pursuant to the consolidation order dated August 9, 2006.

On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against Rambus and certain current and former executives and board members. On September 26, 2006, these class action suits were consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.). On November 9, 2006, Ronald L. Schwarcz was appointed lead plaintiff. An amended consolidated complaint was filed on February 14, 2007, naming as defendants Rambus, certain of its current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of various federal securities laws. The complaint seeks damages in an unspecified amount as well as attorneys’ fees and costs. On April 2, 2007, Rambus and certain individual defendants filed a motion to dismiss the lawsuit. PricewaterhouseCoopers LLP filed a motion to dismiss on May 7, 2007. Per agreement of the parties, briefing on the motions to dismiss has been suspended, and a hearing on the motion to dismiss previously scheduled for June 22, 2007, was taken off calendar. No new date for the hearing has been set. Subject to approval by the California court, the parties have agreed in principle to settle this dispute. The settlement, which is subject to final documentation as well as review by the California court, provides for a payment by Rambus of $18.0 million and would lead to a dismissal with prejudice of all claims against all defendants in the class action litigation.

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members. and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). On April 25, 2007, the plaintiffs filed an amended complaint adding Wilson Sonsini Goodrich & Rosati, P.C., as a defendant. The plaintiffs filed second and third amended complaints without leave of court on May 8 and 14, 2007, respectively. On May 14, 2007 this case was related to the class action, In re Rambus Inc. Securities Litigation, C-06-4346-JF. Rambus and the other named defendants filed or joined various motions to dismiss the third amended complaint on June 4 and 5, 2007. On May 8, 2007, a substantially identical pro se lawsuit was filed in the Northern District of California by another purported Rambus shareholder against the same parties. These two pro se lawsuits each allege violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. The two lawsuits were consolidated into a single action by court order dated June 25, 2007. Rambus’ pending motion to dismiss was taken off calendar, and plaintiffs filed a consolidated amended complaint on July 25, 2007. Rambus and other defendants filed motions to dismiss on August 10, 2007. At a hearing on these motions held on September 7, 2007, the California court stated its intention to dismiss the complaint with leave to amend, but no written order has been issued to date.

All of these cases relate to stock options issues. There can be no assurance that additional claims or actions arising out of or related to stock option issues will not be asserted against Rambus and its current or former executives and board members.

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

On February 17, 2004, the FTC Chief Administrative Law Judge issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds (the “Initial Decision”). The FTC’s Complaint Counsel (“Complaint Counsel”) appealed this decision.

On August 2, 2006, the FTC released its July 31, 2006, opinion and order reversing and vacating the Initial Decision and determining that Rambus violated Section 5 of the Federal Trade Commission Act. The FTC characterized Complaint Counsel’s proposal for a full ban on enforcement of Rambus’ patents as “extreme[]” and ordered further briefing on issues relating to remedy. Rambus and Complaint Counsel each filed simultaneous briefs on September 15 and 29, 2006. Following submission of briefs by Complaint Counsel, Rambus, and various amici curiae, the FTC heard oral argument on remedy issues on November 15, 2006.

On February 5, 2007, the FTC released its February 2, 2007, opinion and order on remedy. The remedy order sets the maximum royalty rate that Rambus can collect on the manufacture, use or sale in the United States of certain JEDEC-compliant parts after the Order becomes effective, as follows: 0.25% for SDRAM products; 0.5% for DDR SDRAM products; 0.5% for SDRAM memory controllers or other non-memory chip components; and 1.0% for DDR SDRAM memory controllers or other non-memory chip components. The order specifies that these maximum rates will be in effect for three years, after which time the maximum rates for these products will be 0%. The order also mandates that Rambus offer a license for these products at rates no higher than the maximums set by the FTC, including a further cap on rates for the affected non-memory products. The order further requires Rambus to take certain steps to comply with the terms of the order and applicable disclosure rules of any standard setting organization of which it may become a member.

The FTC’s order explicitly does not set maximum rates or other conditions with respect to Rambus’ royalty rates for DDR2 SDRAM, other post-DDR JEDEC standards, or for non-JEDEC-standardized technologies such as those used in RDRAM or XDR DRAM.

On February 16, 2007, Rambus filed with the FTC: i) a motion for a stay of the remedy order pending its appeal; and ii) a petition for reconsideration of the remedy order. On February 26, 2007, Complaint Counsel filed an opposition in part to Rambus’ motion to stay and a response to Rambus’ petition for reconsideration.

On March 16, 2007, the FTC issued an order granting in part and denying in part Rambus’ motion for a stay. The March 16 order permits Rambus to acquire rights to royalty payments for use of the patented technologies affected by the February 2 remedy order during the period of the stay in excess of the FTC-imposed maximum royalty rates on SDRAM and DDR SDRAM products, provided that funds above the maximum allowed rates be placed into an escrow account to be distributed in accordance with the ultimate decision of the court of appeals. In an opinion accompanying its order, the FTC clarified that it intended its remedy to be “forward-looking” and “prospective only,” and therefore unlikely to be construed to require Rambus to refund royalties already paid or to restrict Rambus from collecting royalties for the use of its technologies during past periods.

On April 4, 2007, Rambus filed a petition for review of the FTC’s liability and remedy orders in the United States Court of Appeals for the District of Columbia.

On April 27, 2007, the FTC issued an order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order. The FTC’s order and accompanying opinion on Rambus’ petition for reconsideration clarified the remedy order in certain respects. For example, (a) the FTC explicitly stated that the remedy order does not require Rambus to make refunds or prohibit it from collecting royalties in excess of maximum allowable royalties that accrue up to the effective date of the remedy order (i.e., April 12, 2007); (b) the remedy order was modified to specifically permit Rambus to seek damages in litigation up to three times the specified maximum allowable royalty rates on the ground of willful infringement and any allowable attorneys’ fees; and (c) under the remedy order, licensees may pay Rambus a flat fee in lieu of running royalties, even if this resulted in payments above the FTC’s rate caps in certain circumstances.

On May 3, 2007, Rambus filed a petition for review of the FTC’s order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order in the United States Court of Appeals for the District of Columbia. On June 27, 2007, this petition was consolidated with its earlier-filed petition appealing the FTC’s liability and remedy orders. Rambus’ opening appellate brief is due by September 21, 2007; the Commission may file an opposition by November 21, 2007; any reply by Rambus is due by December 21, 2007. No hearing date has been set.

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon, and its North American subsidiary for infringement of two U.S. patents. In February 2005, the Virginia court held a four-day bench trial on Infineon’s unclean hands defense, which included allegations of litigation misconduct and spoliation of evidence. On March 1, 2005, the Virginia court orally stated that Infineon had proven that Rambus had unclean hands, that Rambus had spoliated evidence, and that dismissal of Rambus’ patent infringement case was the appropriate sanction. On March 21, 2005, before the Virginia court issued written findings of fact and conclusions of law, the parties reached a global settlement of all disputes between them, and dismissed with prejudice all outstanding lawsuits between the companies worldwide. Although the parties settled their dispute, in one patent infringement action in Germany, Infineon’s attorneys disputed the amount of court fees that Rambus is required to pay under German law following the European Patent Office’s dismissal of a Rambus European patent, EP 0 525 068 (the “’068 patent”). On August 21, 2006, the Mannheim court issued decisions setting Rambus’ owed court costs at approximately 330,000 Euros, and applying a statutory multiple. Rambus appealed the issue of whether the statutory multiple is properly applied. On June 20, 2007, Rambus’ appeal was denied, resulting in an aggregate liability of 840,000 Euros. Payment of this amount has now finally resolved all liabilities arising out of the disputes between Rambus and Infineon world wide.

Hynix Litigation

U.S District Court of the Northern District of California

On August 29, 2000, Hynix (formerly Hyundai) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California (the “California court”). The case was assigned to the Honorable Ronald M. Whyte. The complaint, as amended, asserts claims for breach of contract, fraud, negligent misrepresentation, and violations of federal antitrust laws and deceptive practices in connection with Rambus’ participation in JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are invalid and not infringed by Hynix, compensatory and punitive damages, and attorneys’ fees. Rambus denied Hynix’s claims and filed counterclaims alleging that Hynix has infringed and is infringing 59 patent claims in 15 Rambus patents.

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

The first phase of the Hynix-Rambus trial—on unclean hands and spoliation—began on October 17, 2005 and concluded on November 1, 2005. On January 4, 2006, the California court issued its Findings of Fact and Conclusions of Law. Among other things, the court found that Rambus did not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents. Accordingly, the California court held that Hynix’s unclean hands defense failed. On February 23, 2006, the California court denied a motion filed by Hynix for a new trial and its request for an immediate appeal. On September 15, 2006, Hynix moved to certify for interlocutory appeal (1) the April 25, 2005, order denying Hynix’s motion to dismiss for unclean hands on the basis of collateral estoppel; and (2) the January 4, 2006, Findings of Fact and Conclusions of Law rejecting Hynix’s unclean hands defense. The California court denied Hynix’s motion on December 19, 2006.

The second phase of the Hynix-Rambus trial—on patent infringement, validity and damages—began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues, and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims were invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the California court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. The jury further found that Rambus suffered approximately $31 million in damages as a result of infringement by Hynix’s SDR SDRAM products and approximately $276 million in damages as a result of infringement by Hynix’s DDR SDRAM products.

On May 5, 2006, Hynix filed motions for judgment as a matter of law and new trial on certain issues relating to validity, infringement, and damages; Rambus filed a motion for prejudgment interest. The California court held a hearing on the parties’ post-trial motions on June 27, 2006, and took them under submission. On July 17, 2006, the California court granted Hynix’s motion for a new trial on the issue of damages unless Rambus agreed within 30 days to a reduction of the total jury award to approximately $134 million. The California court found that while the royalty rates in certain negotiated Rambus patent licenses (.75% for SDR SDRAM and 3.5% for DDR SDRAM) were conservative and could be adjusted upward to calculate damages, the evidence did not support the adjustment applied by the jury. Rather, the California court found that the record supported a maximum royalty rate of 1% for SDR SDRAM and 4.25% for DDR SDRAM, which the court applied to the stipulated U.S. sales of infringing Hynix products through December 31, 2005 to reach the approximately $134 million. On July 27, 2006, Rambus elected remittitur of the jury’s award to approximately $134 million. No opinion has issued to date on any of the parties’ other post-trial motions.

The third phase of the Hynix-Rambus trial involves Hynix’s allegations that Rambus engaged in misconduct in connection with, inter alia, a standard setting body. On February 24, 2006, Rambus filed four motions relating to this phase of the trial. The California court heard oral argument on these motions on March 31, 2006. On July 6, 2006, the California court granted Rambus’ motion for summary adjudication on Hynix’s antitrust and unfair competition claims to the extent they were based on Hynix’s alleged theories of “RDRAM dominance” and “DDR suppression,” but denied Rambus’ motion for judgment on the pleadings on Hynix’s equitable estoppel defense. On July 7, 2006, the California court granted Rambus’ motion for summary adjudication that Rambus’ use or threats of litigation to enforce its patents is protected petitioning activity, and that Hynix’s claims are thus barred to the extent they are solely based on Rambus’ litigation activities. On July 17, 2006, the California court issued an order (i) granting Rambus’ motion for summary judgment on Hynix’s breach of contract, promissory estoppel, and constructive fraud claims; (ii) denying Rambus’ motion for summary judgment on Hynix’s actual fraud claim; (iii) granting summary adjudication on certain issues relating to Rambus’ alleged duty to disclose; and (iv) denying summary adjudication on certain other issues relating to Rambus’ alleged duty to disclose, including whether any alleged breach caused no injury to Hynix.

The third phase of the trial was scheduled to begin on August 21, 2006. However, prior to the start of trial, the Federal Trade Commission (the “FTC”) issued its liability opinion finding that Rambus engaged in deceptive conduct at JEDEC in violation of Section 5 of the Federal Trade Commission Act (see above). At a pretrial conference hearing on August 3, 2006, the California court ordered the parties to submit briefs addressing the issue of what effect, if any, the FTC’s liability opinion might have on the third phase of the trial. On August 22, 2006, the California court stayed the third phase of the trial until the earlier of February 2, 2007, or issuance of a final order of the FTC. The stay was conditioned upon (a) Hynix’s agreement to post security adequate to ensure payment of previously awarded damages, prejudgment interest, and royalties for infringing sales between January 1, 2006 and February 2, 2007; and (b) Hynix’s designation within ninety days of any specific findings by the FTC that Hynix contends should be accorded prima facie evidentiary effect in the third phase of the trial. Hynix formally agreed to the conditions of the stay on August 24, 2006, and posted a bond in the amount of approximately $192 million on September 22, 2006. The California court has since granted Hynix’s motion for release of the bond following the automatic expiration of the stay on February 2, 2007.

In the latter half of 2006, the parties filed several motions relating to the impact, if any, of the FTC’s liability opinion on the third phase of the Hynix trail. On October 16, 2006, Hynix filed its brief seeking to give prima facie evidentiary effect to certain findings by the FTC in the third phase of the Hynix trial. Hynix also filed a motion in which it argued that the FTC had made findings entitling it to summary judgment on its state unfair competition claim and its equitable estoppel defense. On October 16, 2006, Rambus filed a motion for partial reconsideration of the California court’s August 22 order to the extent that it had suggested that any portion of the FTC’s opinion could be given evidentiary effect in the third phase of the trial. On December 1, 2006, Hynix filed a motion for new trial on patent damages based on the FTC’s liability opinion. The California court heard oral argument on all four of these motions on January 26, 2007. On August 15, 2007, the California court denied without prejudice Hynix’s motion for a new trial on patent damages based on the FTC’s liability opinion. The California court has not yet issued a written decision on any of the other motions, but it did indicate at the hearing that it would deny Rambus’ motion for partial reconsideration.

On April 4, 2007, the California court held a case management conference involving Rambus, Hynix, Micron, Samsung, and Nanya to discuss how each of the various actions involving Rambus and these other parties should proceed. On April 24, 2007, the California court ordered that this action (Hynix v Rambus, Case No. C 00-20905 RMW) and three others pending before the same court (Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, each described in further detail below) shall have a coordinated trial beginning on January 22, 2008, of certain common claims and defenses related to the claims set to be tried in the third phase of the Hynix 00-20905 action. The order states that it is the California court’s intention that the Hynix 00-20905 action will be ready for entry of final judgment shortly after the conclusion of the January 22, 2008 trial.

As a result of the coordinated proceedings, the California court permitted supplemental briefing on issues relating to what effect, if any, the FTC opinion has on the claims to tried in the January 22, 2008 trial (see below). Oral argument on these briefs was heard on August 3, 2007.

On June 27, 2007, the California court granted Hynix’s request to file a short brief regarding what effect, if any, the Supreme Court’s decision in KSR has on the patent verdict. Hynix filed its opening brief on July 6, 2007. Rambus filed an opposition brief on August 3, 2007. The California court will advise the parties if it wishes to hear any oral argument.

European Patent Infringement Case

Beginning on September 4, 2000, Rambus filed suit against Hynix in multiple European jurisdictions for infringement of the ’068 patent. Rambus later filed a further infringement action against Hynix in Mannheim, Germany on a second patent, EP 1 004 956 (the “’956 patent”). Both patents were opposed by Hynix, Micron, and Infineon in the European Patent Office (EPO). The ’068 patent was revoked by an Appeal Board in 2004, and the ’956 patent was revoked in the first instance by an Opposition Board on January 13, 2005. The decision with respect to the ’956 patent is being appealed.

Micron Litigation

U.S District Court in Delaware: Case No. 00-792-SLR

On August 28, 2000, Micron filed suit against Rambus in the U.S. District Court in Delaware (the “Delaware court”). The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed, and the award to Micron of a royalty-free license to the Rambus patents. Rambus has filed an answer and counterclaims disputing Micron’s claims and asserting infringement by Micron of twelve U.S. patents.

On January 13, 2006, the Delaware court issued an order lifting the stay that had prevented Rambus from filing certain new patent litigation against Micron since February 27, 2002. Also on January 13, 2006, the Delaware court issued an order confirming that the trial there will proceed in three phases in the same general order as in the Hynix case: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and related issues (“conduct”). In a scheduling order dated March 16, 2006, the Delaware court set the unclean hands trial to begin on October 23, 2006; the patent trial to begin on November 5, 2007; and the conduct trial to begin on November 10, 2008.

On April 25, 2006, the Virginia court transferred Micron’s RICO and conspiracy case (described below as U.S District Court in Delaware: Case No. 06-269----) to the District of Delaware. On May 8, 2006, Micron filed a motion to consolidate its RICO and conspiracy action into the Delaware unclean hands trial. Rambus filed an opposition to Micron’s motion to consolidate on May 22, 2006. During a hearing on June 14, 2006, Micron withdrew its motion to consolidate.

On June 29, 2006, Micron moved for leave to file a second amended complaint to add new factual allegations and a claim for unfair competition under California Business & Professions Code sections 17200 et seq., to be tried as part of the conduct phase. On July 13, 2007, the Delaware court granted Micron’s motion to amend and Micron filed a second amended complaint on September 5, 2007.

On September 18, 2006, the Delaware court postponed the “unclean hands” trial previously scheduled for October 23, 2006, and later reset the trial date to May 2007 in view of Judge Kent A. Jordan’s nomination to the United States Court of Appeals for the Third Circuit. On December 15, 2006, this action was reassigned to the vacant judicial position left by the elevation of Judge Jordan to the Third Circuit, and the trial dates were subsequently vacated. On March 26, 2007, Rambus filed a renewed motion to transfer this case to the Northern District of California. On April 2, 2007, this case was reassigned to Judge Joseph J. Farnan. On June 14, 2007, the Delaware court denied Rambus’ motion to transfer and set Micron’s “unclean hands” claims for trial commencing October 15, 2007. On July 16, 2007, this case was reassigned to Judge Sue L. Robinson.

U.S District Court in Delaware: Case No. 06-269----

On February 21, 2006, Micron filed suit against Rambus in the U.S. District Court in the Eastern District of Virginia, asserting claims for violation of the federal civil Racketeer Influenced and Corrupt Organizations Act (RICO) and Virginia state conspiracy laws. Among other things, the complaint alleges document spoliation and litigation misconduct. Rambus believes these claims lack merit. On February 28, 2006, Rambus filed a motion to enjoin Micron from pursuing its RICO and conspiracy suit in the Eastern District of Virginia. On March 29, 2006, the Delaware court granted Rambus’ motion to enjoin Micron’s suit in the Eastern District of Virginia. On April 10, 2006, the parties notified the Virginia court that the Delaware court had granted Rambus’ motion to enjoin Micron from pursuing its suit in the Eastern District of Virginia. On April 21, 2006, the Virginia court entered an order transferring the case to the U.S. District Court in Delaware.

On May 26, 2006, Rambus moved to dismiss Micron’s complaint on the grounds that, among other things: (1) Micron’s claims are barred by the statute of limitations; (2) Micron’s claims fail on the merits; and (3) Micron’s claims are barred by the Noerr-Pennington doctrine. Briefing on this motion is complete. Micron has requested oral argument, but no hearing date has been set. On December 15, 2006, this action was reassigned to the vacant judicial position left by the elevation of Judge Kent A. Jordan to the United States Court of Appeals for the Third Circuit.

U.S. District Court of the Northern District of California

Following the lifting of the stay by the Delaware court, Rambus filed suit against Micron in the U.S. District Court in the Northern District of California on January 13, 2006. In its amended complaint, filed April 7, 2006, Rambus alleges that 14 Rambus patents are infringed by Micron’s DDR2, GDDR3, and other advanced memory products. Rambus seeks compensatory and punitive damages, attorneys’ fees, and injunctive relief. On June 2, 2006, Micron filed an answer denying Rambus’ allegations and alleging counterclaims for violations of federal antitrust laws, unfair trade practices, equitable estoppel, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, injunctive relief, compensatory and punitive damages, attorneys’ fees, and a declaratory judgment of invalidity, unenforceability, and noninfringement of the 14 patents in suit.

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed a motion to dismiss certain of Micron’s counterclaims. On June 19, 2007, the California court issued an order denying Rambus’ motion. On July 9, 2007, Rambus filed its reply to Micron’s amended counterclaims, as well as its own counterclaims asserting infringement by Micron’s DDR3 products. On July 30, 2007, Micron filed a motion to strike, or alternatively to stay, Rambus’ infringement counterclaims in reply. A hearing on Micron’s motion is currently set for October 26, 2007.

On April 24, 2007, the California court ordered that Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, shall have a coordinated trial beginning on January 22, 2008, of certain common claims and defenses related to the claims set to be tried in the third phase of the Hynix 00-20905 action. The California court also coordinated these cases for certain other purposes, including discovery and preparation (but not trial) of the patent infringement claims and defenses. A claim construction hearing is currently scheduled for March 25-26, 2008, and one or more trial on Rambus’ patent infringement claims is set to begin on January 19, 2009.

As a result of the coordinated proceedings, the California court permitted supplemental briefing on issues relating to what effect, if any, the FTC opinion has on the claims to tried in the January 22, 2008 trial. On June 28, 2007, Micron, Nanya, and Samsung filed (1) a joint motion seeking to give prima facie evidentiary effect to certain findings by the FTC in the January 22, 2008 trial; and (2) a joint brief in support of Hynix’s motion for summary judgment in the Hynix 00-20905 action on Hynix’s state unfair competition claim and equitable estoppel defense based on findings made by the FTC. Rambus filed opposition briefs to these motions on July 16, 2007. Micron, Nanya, and Samsung filed reply briefs on July 23 and 24, 2007. Oral argument on these motions was held on August 3, 2007. The Court took the motions under submission, and no opinion has issued to date on these motions.

European Patent Infringement Cases

On September 11, 2000, Rambus filed suit against Micron in multiple European jurisdictions for infringement of its ’068 patent (described above), which was later revoked. Additional suits were filed pertaining to the ’956 patent and a third Rambus patent, EP 1 022 642 (the “’642 patent”). Rambus’ suit against Micron for infringement of the ’642 patent in Mannheim, Germany, has not been active.

One proceeding in Italy relating to the ’642 patent was adjourned at a hearing on June 15, 2007, each party bearing its own costs. In a second proceeding in Italy relating to the ’956 patent, the court has scheduled a hearing for November 8, 2007, regarding continuation of the proceedings. On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million. Micron formally filed suit against Rambus relating to this seizure in February 2006. Rambus filed its written defense on April 24, 2006. The Italian court has ordered further briefing on issues related to Rambus’ suit in Italy for infringement of its ’068 patent. A hearing in the Italian court is set for October 30, 2007, on both proceedings involving the ’068 patent and Micron’s claim for damages related to seizure of evidence.

DDR2, GDDR2 & GDDR3 Litigation (“DDR2”)

U.S District Court in the Northern District of California

On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court in the Northern District of California court against Hynix, Infineon, Nanya, and Inotera regarding DDR2 and GDDR2, and GDDR3 products. Pursuant to the settlement with Infineon noted above, Rambus dismissed Infineon with prejudice from this litigation. Rambus added Samsung as a defendant on June 6, 2005. Inotera was dismissed from the lawsuit without prejudice by way of stipulated order on October 5, 2005. Accordingly, this case is currently pending against Hynix, Samsung, and Nanya only. These defendants have all filed answers denying Rambus’ claims and asserting counterclaims against Rambus.

On February 21, 2006, Rambus filed a motion to dismiss certain of Samsung’s amended defenses and counterclaims. A hearing on Rambus’ motion was held on April 7, 2006. On January 4, 2007, the California court granted Rambus’ motion with leave to amend. On January 31, 2007, Samsung filed second amended defenses and counterclaims.

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed motions to dismiss certain of Samsung’s, Hynix’s, and Nanya’s counterclaims. On June 19, 2007, the California court issued orders denying Rambus’ motions as to Hynix’s and Nanya’s counterclaims. No opinion on the motion to dismiss Samsung’s counterclaims has issued to date. On July 9, 2007, Rambus filed replies to Hynix, Nanya, and Samsung’s respective amended counterclaims, as well as its own counterclaims asserting infringement by defendants’ respective DDR3 products as well as the GDDR4 products of Hynix and Samsung. On July 30, 2007, Hynix filed an answer to Rambus’ counterclaims and a motion to strike certain of Rambus’ affirmative defenses. On August 2, 2007, Samsung and Nanya filed separate motions to strike Rambus’ infringement counterclaims in reply. On August 20, 2007, Rambus filed a response to Hynix’s counterclaims in reply, and on September 6, 2007, Hynix filed a further motion to strike certain of Rambus’ affirmative defenses. A hearing on these motions to strike is currently set for October 26, 2007.

On April 4, 2007, Samsung filed a motion for summary judgment on the ground that findings in the proceeding before the U.S. District Court in the Eastern District of Virginia (described below) should be given collateral estoppel effect in this action. A hearing on each of those motions was held on May 24, 2007. On June 19, 2007, the California court issued an order deferring any ruling on Samsung’s motion for summary judgment until after the Federal Circuit issues its decision in the matter Rambus is appealing from the U.S. District Court in the Eastern District of Virginia, described below.

On April 24, 2007, the California court ordered that Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, shall have a coordinated trial beginning on January 22, 2008, of certain common claims and defenses related to the claims set to be tried in the third phase of the Hynix 00-20905 action. The California court also coordinated these cases for certain other purposes, including discovery and preparation (but not trial) of the patent infringement claims and defenses. A claim construction hearing is currently scheduled for March 25-26, 2008, and one or more trial on Rambus’ patent infringement claims is set to begin on January 19, 2009.

As a result of the coordinated proceedings, the California court permitted supplemental briefing on issues relating to what effect, if any, the FTC opinion has on the claims to tried in the January 22, 2008 trial. On June 28, 2007, Micron, Nanya, and Samsung filed (1) a joint motion seeking to give prima facie evidentiary effect to certain findings by the FTC in the January 22, 2008 trial; and (2) a joint brief in support of Hynix’s motion for summary judgment in the Hynix 00-20905 action on Hynix’s state unfair competition claim and equitable estoppel defense based on findings made by the FTC. Rambus’ filed opposition briefs to these motions on July 16, 2007, and Micron, Nanya, and Samsung filed reply briefs on July 23 and 24, 2007. Oral argument on these motions was held on August 3, 2007. The Court took the motions under submission, and no opinion has issued to date on these motions.

Samsung Litigation

U.S District Court in the Northern District of California

On June 6, 2005, Rambus filed a lawsuit against Samsung in the U.S. District Court in the Northern District of California. The suit alleges that Samsung’s manufacture, use and sale of SDRAM and DDR SDRAM parts infringe 9 of Rambus’ patents. Samsung has denied Rambus’ claims and asserted counterclaims for non-infringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license, and breach of duty of good faith and fair dealing. Samsung has also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a former Samsung employee who allegedly misused proprietary Samsung information. On July 15, 2005, Rambus denied Samsung’s counterclaims and moved to dismiss certain of Samsung’s defenses and counterclaims. On October 28, 2005, the California court granted Rambus’ motion and gave Samsung leave to amend its pleading. On November 17, 2005, Samsung filed amended defenses and counterclaims.

On February 21, 2006, Rambus filed a motion to dismiss certain of Samsung’s amended defenses and counterclaims. A hearing on Rambus’ motion was held on April 7, 2006. On January 4, 2007, the California court granted Rambus’ motion with leave to amend. On January 24, 2007, Samsung filed second amended defenses and counterclaims.

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed a motion to dismiss certain of Samsung’s amended counterclaims. The court has not yet ruled on Rambus’ motion. On July 9, 2007, Rambus filed its reply to Samsung’s amended counterclaims. On August 2, 2007, Samsung filed a motion to strike Rambus’ infringement counterclaims in reply. A hearing on Samsung’s motion is currently set for October 26, 2007.

On April 4, 2007, Samsung filed a motion for summary judgment on the ground that findings in the proceeding before the U.S. District Court in the Eastern District of Virginia (described below) should be given collateral estoppel effect in this action. A hearing on each of those motions was held on May 24, 2007. On June 19, 2007, the California court issued an order deferring any ruling on Samsung’s motion for summary judgment until after the Federal Circuit issues its decision in the matter Rambus is appealing from the U.S. District Court in the Eastern District of Virginia, described below.

On April 24, 2007, the California court ordered that Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, shall have a coordinated trial beginning on January 22, 2008, of certain common claims and defenses related to the claims set to be tried in the third phase of the Hynix 00-20905 action. The California court also coordinated these cases for certain other purposes, including discovery and preparation (but not trial) of the patent infringement claims and defenses. A claim construction hearing is currently scheduled for March 25-26, 2008, and one or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.

As a result of the coordinated proceedings, the California court permitted supplemental briefing on issues relating to what effect, if any, the FTC opinion has on the claims to tried in the January 22, 2008 trial. On June 28, 2007, Micron, Nanya, and Samsung filed (1) a joint motion seeking to give prima facie evidentiary effect to certain findings by the FTC in the January 22, 2008 trial; and (2) a joint brief in support of Hynix’s motion for summary judgment in the Hynix 00-20905 action on Hynix’s state unfair competition claims and equitable estoppel defenses based on findings made by the FTC. Rambus filed opposition briefs to these motions on July 16, 2007. Micron, Nanya, and Samsung filed reply briefs on July 23 and 24, 2007. Oral argument on these motions was held on August 3, 2007. The Court took the motions under submission, and no opinion has issued to date on these motions.

U.S District Court in the Eastern District of Virginia

On June 7, 2005, Samsung sued Rambus in the U.S. District Court in the Eastern District of Virginia seeking a declaratory judgment that four Rambus patents are invalid, unenforceable and/or not infringed. Rambus answered the complaint, disputing Samsung’s claims. Rambus granted Samsung two separate covenants not to sue Samsung for infringement of the four patents for which Samsung sought declaratory relief: one covenant for U.S. patent nos. 5,954,804 and 6,032,214, and a second covenant for U.S. patent nos. 5,953,263 and 6,034,918.

On September 27, 2005, Rambus filed a motion to dismiss this action on the ground that the two covenants not to sue divested the Virginia court of subject matter jurisdiction. On October 3, 2005, Rambus submitted an offer to Samsung to pay its attorneys’ fees; Rambus believes that this offer mooted any claim by Samsung for attorneys’ fees. Samsung did not accept the offer and opposed Rambus’ motion to dismiss on October 5, 2005, arguing that it was entitled to a judicial determination of whether this litigation was exceptional warranting the payment of its attorneys’ fees under 35 U.S.C. § 285. Samsung sought to recover more than $476,000 in attorneys’ fees. On November 8, 2005, the Virginia court issued orders (1) granting Rambus’ motion to dismiss with respect to Samsung’s claims for declaratory judgment but denying the motion with respect to Samsung’s claim for attorney’s fees pursuant to 35 U.S.C. § 285; and (3) ordering that the Rambus v. Infineon record shall be made part of the record in this action for purposes of deciding the exceptional case issue.

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

On July 19, 2006, the Virginia court issued orders filed the day before on the jurisdictional and exceptional case issues. The court found that: (1) it had subject matter jurisdiction over Samsung’s motions; (2) Samsung is a “prevailing party;” (3) Rambus had spoliated evidence in anticipation of litigation against DRAM manufacturers such as Samsung; (4) Rambus’ spoliation rendered the case exceptional; (5) Rambus did not assert its counterclaims in subjective bad faith or for the purpose of vexation; (6) Rambus’ counterclaims were not objectively baseless at the time they were filed; and (7) Samsung was not entitled to an award of attorneys’ fees.

Rambus filed a notice of appeal to the Federal Circuit on August 16, 2006. On September 11, 2006, Rambus moved for a preliminary ruling that it lacked standing to appeal on the ground that Rambus was the prevailing party on the issue of Samsung’s request for attorneys’ fees and that the Virginia court’s determinations could have no future preclusive effect. Samsung opposed Rambus’ motion. In an order dated October 12, 2006, the Federal Circuit denied Rambus’ motion for preliminary ruling without prejudice.

Rambus filed its opening appellate brief on December 5, 2006, Samsung filed its opposition brief on March 2, 2007, and Rambus filed its reply brief on April 2, 2007. Oral argument was heard on August 7, 2007. No opinion has issued to date.

Delaware Chancery Court

On June 23, 2005, Samsung sued Rambus in the Delaware Chancery Court asserting claims similar to its counterclaims in the Northern District of California action. The suit seeks a declaration that Rambus patents claiming a priority date prior to the termination of its former employee’s employment with Samsung be declared unenforceable as against Samsung as a result of Samsung’s allegations charging Rambus with aiding and abetting breach of fiduciary duty and intentional interference with contract. Rambus filed an answer on July 18, 2005, denying Samsung’s claims. On September 6, 2006, Rambus filed a motion for summary judgment on the ground that Samsung’s claims are barred because it released its claims pursuant to the patent license agreement between Rambus and Samsung executed in 2000. At the conclusion of oral argument on December 4, 2006, the Delaware Chancery Court indicated that it would deny Rambus’ motion for summary judgment without prejudice to the reassertion of the motion after the completion of further discovery and that it would stay the action until after the next status conference in the actions with similar counterclaims pending in the Northern District of California. At the request of the Delaware Chancery Court, the parties submitted separate updates on the status of this matter on September 7, 2007.

Indirect Purchaser Class Action

On August 10, 2006, the first of nine class action lawsuits were filed against Rambus in 2006 alleging violations of federal and state antitrust laws, violations of state consumer protection laws, and various common law claims based almost entirely on the same conduct which was the subject of the FTC’s July 31, 2006, opinion. Five of these lawsuits were filed in the Northern District of California (Chernomorets v. Rambus, C-06-4852 JCS (filed August 10, 2006), Grande v. Rambus, C-06-4853 RS (filed August 10, 2006), Seley v. Rambus, C-06-4937 PVT (filed August 17, 2006), Alvarez v. Rambus, C-06-4997 RS (filed August 18, 2006), Winder v. Rambus, C-06-5455 RS (filed September 6, 2006)). Those five cases have been consolidated under the caption, In re Rambus Antitrust Litigation, 06-4852 RMW (N.D. Cal.). On January 12, 2007, plaintiffs filed a consolidated complaint. The complaint seeks injunctive and declaratory relief, disgorgement, restitution and compensatory and punitive damages in an unspecified amount, and attorneys’ fees and costs. On March 28, 2007, Rambus filed a motion to dismiss the consolidated complaint. Plaintiffs filed an opposition brief on May 25, 2007, and Rambus filed a reply on June 25, 2007. At a hearing on Rambus’ motion on July 27, 2007, the California court heard oral argument and took the matter under submission. No final order has issued to date.

Two substantially similar class action lawsuits were filed in the Southern District of New York (Ratanyake v. Rambus, 06cv6418 (filed August 23, 2006) and Rhodes v. Rambus, 06cv6551 (filed August 30, 2006)), and another was filed in the Eastern District of Michigan (Austin v. Rambus, 06cv13666 (filed August 17, 2006)). Pursuant to agreement of the parties, these three cases have been dismissed without prejudice to refiling in the Northern District of California.

A ninth substantially similar class action lawsuit was filed on April 2, 2007, in the Northern District of California. That case was consolidated into the In re Rambus Antitrust Litigation proceeding pursuant to the California court’s earlier consolidation order.

European Commission Competition Directorate-General

On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the “European Commission”) that it had received complaints from Infineon and Hynix. Rambus answered the ensuing requests for information prompted by those complaints on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the European Commission in late July 2003, and on October 8, 2003, at the request of the European Commission, filed its response. The European Commission sent Rambus a further request for information on December 22, 2006, which Rambus answered on January 26, 2007. On August 1, 2007, Rambus received a statement of objections from the European Commission. The statement of objections alleges that through Rambus’ participation in the JEDEC standards setting organization and subsequent conduct, Rambus violated European Union competition law. Rambus is evaluating the statement of objections and plans to respond in due course.

On June 18, 2004, Rambus requested that the European Commission investigate the collusive activities of Infineon/Siemens, Hynix, and Micron, as described in Rambus’ complaint filed in the “price fixing” case in the San Francisco Superior Court. On March 10, 2005, Rambus received a responsive letter from the EU Directorate requesting certain additional information. Rambus replied to this request on May 23, 2005. On March 29, 2005, as part of its settlement with Infineon, Rambus withdrew its complaint to the extent that it was directed to Infineon/Siemens. Rambus received a second letter from the European Commission on August 3, 2005, requesting further information following the settlement agreement with Infineon. Rambus responded on August 23, 2005. In a letter dated May 24, 2007, Rambus notified the European Commission that it was withdrawing its complaint without prejudice. This case is now closed.

Price-Fixing Case

Superior Court of California for the County of San Francisco

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court (the “San Francisco court”) seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§ 16720 et seq.), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§ 16720 et seq.), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§ 17200 et seq.). This lawsuit alleges that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’ RDRAM product.

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

Hynix and Samsung appealed the San Francisco court’s denial of their respective motions to compel arbitration. The California appellate court heard oral argument on November 15, 2006, and on January 3, 2007, it affirmed the San Francisco court’s denial of the motions to compel arbitration. On February 13, 2006, Hynix filed, and Samsung joined, a petition for review of the appellate court’s affirmance in the California Supreme Court. On March 21, 2007, the California Supreme Court denied the petition for review. On March 26, 2007, the California appellate court issued a remittitur returning full jurisdiction of the case to the San Francisco court. On June 20, 2007, Hynix filed a petition seeking review of the denial of its motion to compel arbitration by the U.S. Supreme Court. Rambus filed an opposition to this petition on August 17, 2007 and Hynix filed a reply on September 5, 2007. No action on Hynix’s petition has been taken to date.

The San Francisco court had held that certain limited discovery could be conducted during the pendency of the arbitration appeals. Now that the denial of arbitration has been finally affirmed by the state courts, full discovery is ongoing. On April 2, 2007, Hynix filed a motion for summary judgment on the ground that Rambus’ claims should have been brought as compulsory counterclaims in its pending patent infringement litigation with Hynix. After hearing oral argument on Hynix’s motion on July 16, 2007, the San Francisco court denied Hynix’s motion for summary judgment.

Alberta Telecommunications Research Centre Litigation

On November 15, 2005, Alberta Telecommunications Research Centre, dba TR Labs, a Canadian company, filed suit against Rambus in the U.S. District Court in the Eastern District of Virginia. The complaint alleges that Alberta is the owner of U.S. patent no. 5,361,277 (the “’277 patent”), and asserts claims for interferences-in-fact pursuant to 35 U.S.C. § 291 between the ’277 patent and Rambus’ U.S. patent nos. 5,243,703 (the “’703 patent”) and 5,954,804 (the “’804 patent”); infringement of the ’277 patent by Rambus; and unjust enrichment. Alberta seeks an order assigning the claims of the ’703 and ’804 patent to Alberta, disgorgement of Rambus’ profits from licensing the ’703 and ’804 patents, compensatory and punitive damages, attorneys’ fees, and injunctive relief. Rambus filed an answer on February 10, 2006, denying Alberta’s claims.

Rambus moved to dismiss Alberta’s claims on January 26, 2006, and to transfer the action to the Northern District of California. On April 13, 2006, the Virginia court ordered that this matter be transferred to the Northern District of California in its entirety (without deciding Rambus’ motion to dismiss). The case was filed in the Northern District of California on April 17, 2006. On October 23, 2006, the California court granted in part Rambus’ motion to dismiss with leave to amend. Alberta filed an amended complaint on November 8, 2006, and Rambus moved to dismiss the amended complaint 19 days later. On August 2, 2007, the California court denied Rambus’ motion to dismiss. On August 30, 2007, Rambus filed an answer denying the allegations in the compliant. Discovery in this case is ongoing.

General Litigation Matters

The Company is a party from time to time to lawsuits. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

In addition to all of the litigation described above, participants in the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that any ongoing or future litigation will be successful. Rambus spends substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations, as well as any delay in their resolution, could affect Rambus’ ability to license its intellectual property going forward.

15. Commitments and Contingencies

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, the Company provided a letter of credit restricting $600,000 of its cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company’s investment policy. Rambus also leases a facility in Mountain View, California, through November 11, 2009, Chapel Hill, North Carolina through November 15, 2009 and leases a facility for the Company’s design center in Bangalore, India through November 30, 2009. In addition, as a result of the Company’s acquisition of GDA in 2005, it entered into a lease for an additional facility in Bangalore, India through March 31, 2007, which was recently extended to mid-November 2007. The Company also leases office facilities in Austin, Texas and various international locations under non-cancelable leases that range in terms from month-to-month to one year.

In May 2006, Rambus signed an agreement to lease a new office facility in Bangalore, India into which it intends to consolidate all of the Company’s Bangalore operations. Rambus is currently awaiting receipt of a certificate of occupancy or confirmation of deemed occupancy under local statutes in order for Rambus to occupy the building.

On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. Rambus elected to pay the principal amount of the convertible notes in cash when they are due and the initial conversion price of the convertible notes is $26.84 per share. Subsequently, Rambus repurchased a total of $140.0 million face value of the outstanding convertible notes. As a result, the convertible notes outstanding and payable as of December 31, 2005 were reduced to $160.0 million.

On August 17, 2006, Rambus received a notice of default from U.S. Bank National Association, as trustee (the “Trustee”) for the convertible notes. The notice asserted that the Company’s failure to file its Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between Rambus and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if Rambus did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, Rambus received a notice from the Trustee stating that since the Company had not cured the default that had been asserted by the Trustee within the sixty day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, Rambus received an additional notice of default from the Trustee relating to the Company’s failure to file its Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, Rambus received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable. Default interest on the convertible notes accrues at a rate of 2% per annum from the date on which full payment of the convertible notes is due to the date that full payment is made

Rambus is evaluating its options with respect to the convertible notes as a result of the receipt of the notice of acceleration and believes that it has adequate financial resources to pay any unpaid principal and any accrued or default interest due on the convertible notes. See Note 13, “Convertible Notes,” for a detailed discussion of this matter.

As of June 30, 2006, Rambus’ material contractual obligations are:

(In thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$25,900	$6,290	$11,722	$7,888	$—
Convertible Debt	160,000	—	—	160,000	—
Purchased software and licenses (1)	2,484	1,292	1,192	—	—

Total	$188,384	$7,582	$12,914	$167,888	$—

(1)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2006, which are also listed on Rambus’ balance sheet under current and other long-term liabilities.

As a result of having received default notices beginning on August 17, 2006 and a payment acceleration notice on July 31, 2007 from the Trustee for the convertible notes, Rambus has reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities as of December 31, 2006. See Note 13 “Convertible Notes,” for a detailed discussion of this matter.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of June 30, 2006 or December 31, 2005.

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions under investigation. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers. As of December 31, 2006, the Company had made payments of approximately $0.9 million on their behalf. Through the second quarter of fiscal 2007, the Company had made additional payments of approximately $3.5 million.

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of June 30, 2006 or December 31, 2005. Rambus assesses the need for a warranty accrual on a quarterly basis and there can be no guarantee that a warranty accrual will not become necessary in the future.

16. Subsequent Events

Under IRC Section 409A (and, as applicable, under California and other state tax laws), repriced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax. If the 409A affected options are amended to increase the exercise price to the market price on the actual grant date, these options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option agreements had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A affected options. Only one of the Company’s option holders was subject to the December 31, 2006 deadline and had his options amended to increase the exercise price.

Because virtually all holders of options for which the measurement dates and grant prices were adjusted in connection with the restatement (see Note 3, “Restatement of Consolidated Financial Statements”) were not involved in the original stock option granting process, the Company decided to compensate substantially all current and former non-executive employees for the 409A penalty taxes (grossed up for taxes on the compensation) imposed on them in 2006 for revised options that were exercised in 2006. Because this decision to assume the liability was not made by management and the Board of Directors until March 2007, the Company will record approximately $6.8 million of compensation expense in the first quarter of 2007. The Company has also notified all employees that it will not provide a similar benefit for 2007 and forward penalties that may be assessed by the IRS or the states.

In February 2007, the Compensation Committee approved the granting of 100,000 restricted stock units to Satish Rishi, the Company’s Chief Financial Officer. The restricted stock units will be granted as soon as practicable after the Company becomes current with its SEC filings and registers its 2006 Equity Incentive Plan under which these units would be granted.

In June 2007, an appellate court in Germany notified the Company that it had denied the Company’s appeal to reduce the amount owed for court costs related to Rambus’ European patent case with Infineon. The Company recorded its best estimate of the liability from this case in September 2006. Because the amount was subsequently adjusted and the financial statements had not yet been issued, the Company increased its accrual for these court costs as of September 30, 2006 in connection with the appellate court’s ruling. (See Note 14, “Litigation and Asserted Claims” for more information).

In the third quarter of 2007, the Company reached a preliminary agreement in principle with the lead plaintiffs in the class action litigation related to the stock option investigation (see Note 14, “Litigation and Asserted Claims”). Because the complaints giving rise to the potential settlement of this litigation were filed in the third quarter of 2006, and the financial statements for that period had not yet been issued, the potential settlement amount of $18.0 million is being recorded as of September 30, 2006 in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”). This amount will be included in the Company’s Statement of Operations in the line item “Costs of restatement and related legal activities,” for the three months ended September 30, 2006.

On August 17, 2007, the Company was notified by the Nasdaq Listings Qualification Panel that it was given an extension until October 17, 2007 to become current on all of its delinquent SEC filings for fiscal periods in 2006 and 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding revenues, expenses and results of operations, as well as the outcome of our stock option investigation and related litigation. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the “Special Note Regarding Forward-Looking Statements,” Item 1A of Part II, “Risk Factors,” and below. We assume no obligation to update the forward-looking statements or such risk factors.

Rambus, RDRAM, XDR, FlexIO and FlexPhase are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this quarterly report on Form 10-Q are the property of their respective owners.

Industry terminology, used widely throughout this quarterly report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Advanced Backplane	ABP
Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Fully Buffered—Dual Inline Memory Module	FB-DIMM
Gigabytes per second	Gb/s
Graphics Double Data Rate	GDDR
Input/Output	I/O
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAM
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDR

From time to time we will refer to the abbreviated names of certain companies and, as such, have provided a chart to indicate the full names of those companies for your convenience.

Advanced Micro Devices Inc.	AMD
ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Cisco Systems, Inc.	Cisco
Elpida Memory, Inc.	Elpida
Fujitsu Limited	Fujitsu
GDA Technologies, Inc.	GDA
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electron Device Engineering Council	JEDEC
Juniper Networks, Inc.	Juniper
Matsushita Electrical Industrial Co.	Matsushita
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NECEL
Optical Internetworking Forum	OIF
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Peripheral Component Interconnect – Special Interest Group	PCI-SIG
Renesas Technology Corporation	Renesas
S3 Graphics, Inc.	S3 Graphics
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics	ST Micro
Synopsys Inc.	Synopsys
Tessera Technologies, Inc.	Tessera
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba
Velio Communications	Velio

Restatement of Consolidated Financial Statements, Audit Committee, Special Litigation Committee and Company Findings, Remedial Measures and Related Proceedings

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 includes restatements of previously filed financial statements, financial data and related disclosures for our unaudited consolidated financial statements as of and for our three and six month periods ended June 30, 2005. See Note 3, “Restatement of Consolidated Financial Statements,” of Notes to Unaudited Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

Our previously issued consolidated financial statements for the fiscal years 2005 and prior, which are included in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q filed with respect to each of the applicable quarters in these fiscal years and the consolidated financial statements included in our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2006, should no longer be relied upon.

Audit Committee Investigation of Historical Stock Option Practices

In early 2006, an academic study and numerous subsequent press reports began to publicize the likely widespread occurrence of accounting and corporate governance irregularities with respect to the granting of stock options and other equity awards at over 100 companies, many in the high-tech sector. One report included Rambus as one of the companies surveyed with a high risk of having backdated stock option grants. As a result, in late May 2006, we conducted an initial review in which it discovered apparent irregularities in past stock option grants and reported our findings to the Audit Committee and the Board of Directors.

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and other related accounting issues. Each of the members of the Audit Committee had joined our Board of Directors and Audit Committee after January 1, 2005. The Audit Committee retained independent legal counsel and an independent accounting firm to assist in the investigation.

On July 17, 2006, the Audit Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, we concluded that we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued consolidated financial statements. Therefore, the Audit Committee and management concluded that our previously issued consolidated financial statements for the fiscal years 2003, 2004 and 2005 which were included in our 2005 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q filed with respect to each of the applicable quarters in these fiscal years, and the consolidated financial statements included in our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2006, should no longer be relied upon and would be restated.

Findings and Remedial Actions

By October 18, 2006, the Audit Committee had substantially completed its findings with respect to the timing of our historical stock option grants. The independent investigation over the previous four months included a review of over 200 stock option granting actions from the time of our initial public offering through the commencement of the investigation in late May 2006. The review encompassed over 1.5 million emails and other documents, and over 50 interviews with current and former executive officers, directors, employees and advisors.

The results of the investigation were consistent with the Audit Committee’s earlier conclusion that our previously filed consolidated financial statements should no longer be relied upon. We are disclosing the restatement of the consolidated financial statements for the affected periods by filing the Form 10-K for the year ended December 31, 2006, which includes the restatement of the consolidated financial statements for the 2005 and 2004 fiscal years, as well as restated supplementary financial data for the first quarter of 2006. In these quarterly consolidated financial statements on Form 10-Q, the cumulative impact of the errors as of December 31, 2004 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred taxes as of January 1, 2005. The cumulative impact of the errors as of December 31, 2005 is included in the December 31, 2005 consolidated balance sheet reflected herein.

On August 30, 2007, the Audit Committee completed its investigation. The Audit Committee concluded that: (1) there was retroactive pricing of stock options granted to nearly all employees who received options, primarily during the periods from September 30, 1997 to December 31, 2004; (2) the retroactively priced options were not accounted for correctly in the Company’s previously issued consolidated financial statements; (3) the retroactive pricing of options in many instances was intentional, not inadvertent or as a result of administrative error; (4) the retroactive pricing of options involved the selection of low exercise prices by certain former executive officers, and other former executives may have been aware of this conduct; (5) vesting terms on stock options for certain terminating employees were changed without proper authorization; and (6) the retroactive pricing of options in many instances involved the falsification of Stock Option Committee Memoranda, Unanimous Written Consents (UWC) and minutes of the Compensation Committee and offer letters to employees, resulting in erroneous statements being made in financial and other reports previously filed with the SEC, as well as in information previously provided to the Company’s independent registered public accounting firm.

Because the retroactive pricing was the result of the actions of only a few individuals, the Board of Directors decided that the Company should continue to honor the retroactively priced options in most instances.

The Audit Committee further concluded that our former Chief Financial Officers and Controllers should have been more involved in understanding whether stock option grants were being properly accounted for, and either knew the proper accounting rules or should have taken steps to become aware of the proper accounting rules for stock option grants. At the time of these practices, it was the reasonable practice of our former Chief Financial Officers and Controllers to rely on senior executives of the Company to create accurate records of the stock option approvals and grants. Our former CEO participated in the approval of misdated stock option grants. He knew or should have been aware of the fact that date selection practices were occurring and that the approval memoranda he signed were not properly reflecting the actual approval dates. However, the Audit Committee also concluded that it was reasonable for the former CEO to believe that the Senior Vice President, Administration was handling the Company’s stock option grants in accordance with the appropriate legal and accounting rules for stock option grants and understood the Company’s actual practices.

Concurrent with the review by the Audit Committee, our management, under the oversight of the Audit Committee, completed an internal review in order to prepare the restated consolidated financial statements which included evaluations of our previous accounting for stock options and led to adjustments for: (a) stock option grants for which the Audit Committee determined that the actual grant date for accounting purposes was different from the stated grant date for new hire grants to employees, annual and other grants to employees, and any grants to officers; (b) grants made to individuals who had extensions of option termination dates and, in some cases, extensions of vesting periods pursuant to separation agreements under which the individuals did not perform any significant duties during the separation period but were still listed as employees; (c) payroll tax withholding liabilities for certain re-priced stock grants that no longer qualify for Incentive Stock Option (“ISO”) tax treatment; and (d) other miscellaneous adjustments for modifications and errors, including adjustments for grants to non-employees providing consulting services and adjustments for continued vesting after an individual converted from an employee to a consultant role.

Summary of Accounting Adjustments by Category

These restated consolidated financial statements include adjustments that are primarily related to the stock option matters as well as adjustments that are related to other matters resulting from our internal review and the preparation of these restated consolidated financial statements.

The primary components of the restatement of our historical consolidated financial statements related to stock-based compensation are as follows:

•

New Hire Grants to Employees We determined that during the period from February 1999 through October 2003, the individuals responsible for stock option grants to newly hired non-executive employees had a regular practice of selecting an exercise price equal to the lowest price of the quarter between the employee’s start date and the end of the quarter for such grants. On certain occasions, individual employees were given a formal employment start date which preceded the date on which they actually began working for us. The result of this practice was that certain employees received a new hire grant at a grant price that was lower than the price of the stock on the employee’s actual start date.

There were three new hire grants to non-executive employees between October 2003 and December 2004 for which there were administrative errors made by our human resources department.

There were no material measurement date differences relating to grants to non-executive new hires in the fiscal years 2005 and 2006.

•

Annual and Other Grants to Employees We determined that between September 1998 and October 2003, the Stock Option Committee granted approximately 13.0 million stock options to non-executive employees for which the appropriate measurement dates differed from the recorded grant dates. The Stock Option Committee during this time period consisted of our CEO, Geoff Tate, as its sole member. The majority of the measurement date differences during this time period were caused by the creation of incorrect documentation concerning the date on which the stock options were approved. The human resources department usually created Stock Option Committee memoranda reflecting stock option grants which purported to issue the grants on certain dates which differed from the actual dates on which the approvals were obtained. In October 2003 the Stock Option Committee was dissolved and this practice ceased.

In late 2003 and 2004 there were grants to non-executive employees for which the price was set on the same date that the Compensation Committee had met and discussed a pool of stock options. However, the individual allocations of the stock option pool had not been completed by management until after the date of those meetings and, consequently, we retroactively selected measurement date for those grants.

There were no material measurement date differences relating to annual or other grants to non-executive employees in the fiscal years 2005 and 2006.

•

Grants to Officers We determined that, during each of the years between 1997 and 2001, officers were granted stock options that were not approved by the Compensation Committee of the Board of Directors on the date listed on the approval documentation. Instead, on some occasions, the dates were selected to coincide with a low price for a period. The grants were typically documented using a UWC prepared in most instances by the human resources department. The UWCs did not appropriately reflect that the approval date was not the date indicated in the document. With the following exceptions, this practice appears to have ended in 2001.

Between December 1999 and January 2003 there were instances where officers received a new hire grant that was dated on a date different from the date on which the Compensation Committee approved the grant. Each of these grants was documented using a UWC prepared by the human resources department. The UWCs did not appropriately reflect that the approval date was not the date indicated in the document. This practice, with one exception in January 2003, appears to have ended in July 2002.

In late 2003, there was one granting action for which the exercise price of the options coincided with the date of a Compensation Committee meeting, but for which we were unable to establish that all of the specific allocations and approvals had been completed as of the date of that meeting. Consequently, we have concluded that the grants relating to some of the officers receiving that grant had incorrect measurement dates.

There were no material measurement date differences related to new hire or annual grants to officers in the fiscal years 2005 and 2006.

•

Extension of Termination Dates We determined that from 1997 to March 2005 we had not maintained accurate documentation, and had not properly accounted for stock-based compensation, for stock options granted to individuals who had extensions of option termination dates and, in some cases, extensions of vesting periods pursuant to separation agreements under which the individuals did not perform any significant duties during the separation period but were still listed as employees. These types of modifications were not always communicated to our finance department, were not identified in our financial reporting processes and were therefore not properly reflected in our consolidated financial statements.

•

Payroll Tax Withholding Liability We determined that certain of our stock grants which had incorrect measurement dates for accounting purposes had been originally issued as ISOs, but no longer qualified for ISO tax treatment. The disqualification of the ISO classification and the resulting conversion to non-qualified stock option (“NSO”) status exposes us to additional withholding taxes and penalties for failure to properly withhold taxes on the exercise of those options. These expenses reverse in the period in which the related statute of limitations expires.

•

Other Stock-based Compensation Adjustments We determined that other miscellaneous modifications and errors had occurred related to employee options that were not identified in our financial reporting processes and therefore not properly reflected in our consolidated financial statements. These miscellaneous items included adjustments for grants to non-employees providing consulting services, adjustments for continued vesting after an individual converted from an employee to a consultant and adjustments in 2006 related to the accounting for our ESPP under FAS 123(R).

In connection with the restatement, we and the Audit Committee conducted certain investigative procedures to determine whether we could continue to rely upon the work performed by the accounting, finance and legal personnel as it relates to fiscal 2006, 2005, 2004 and prior periods, and the extent to which our prior accounting and controls for non-stock option related matters could be relied upon for purposes of the preparation and certification of the restated consolidated financial statements. In this process, and our internal review of other accounting items relating to transactions occurring in fiscal years 1997 through 2006, we identified certain other errors in accounting determinations and judgments which, although immaterial, have been reflected in the restated consolidated financial statements. These primarily include timing differences for revenue and expense recognition and certain balance sheet reclassifications.

We previously applied APB 25 and its related interpretations and provided the required pro forma disclosures under SFAS 123 through our fiscal year ended December 31, 2005. Under the provisions of APB 25, a non-cash, stock-based compensation expense was required to be recognized for any option granted for which the exercise price was below the market price on the actual grant date. Because most of our remeasured options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the options. Starting in fiscal 2006, we adopted SFAS 123(R). As a result, beginning in fiscal year 2006, the stock-based compensation expense required to be recorded for each remeasured option is equal to the fair value of the option on the actual grant date, amortized over the remaining expected requisite service period of the option. We did not record these stock-based compensation expenses under APB 25 or SFAS 123(R) in our previously issued consolidated financial statements, and that is why we are restating them in this filing.

Restatement and Impact on Consolidated Financial Statements

As a result of the issues identified, we recorded additional pre-tax, non-cash, stock-based compensation expense of $169.4 million under APB 25 for the period between May 13, 1997 (the date of our initial public offering) and December 31, 2005, comprised of $146.9 million related to remeasured stock options and $22.5 million related to other stock compensation adjustments. The cumulative tax benefit from the recording of these adjustments was $67.0 million. The impact of these adjustments, net of taxes, decreased previously reported cumulative net income by $102.4 million for the same period. The tax benefit amount differs from the statutory tax benefit principally as a result of limitations on our ability to deduct certain executive stock-based compensation and changes in geographical mix of expenses.

For the three and six months ended June 30, 2005, we recorded additional pre-tax, non-cash, stock-based compensation expense of $4.2 million and $8.9 million, respectively, under APB 25, substantially related to remeasured stock options. For the three and six months ended June 30, 2006, in accordance with SFAS 123(R), we recorded additional pre-tax, non-cash, stock-based compensation expense of $1.7 million and $4.3 million, respectively, substantially related to remeasured stock options. As of June 30, 2006, we had $9.0 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of June 30, 2006 and does not reflect any events that occurred after June 30, 2006 other than the Audit Committee investigation, resulting restatements and related matters. Our previously filed financial statements for the quarter ended March 31, 2006, related Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are restated in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006.

Because certain options formerly classified as ISO grants were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date, they do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to NSO status exposes us to additional withholding taxes and penalties for failing to properly withhold taxes on exercise of those options. The cumulative impact of the disqualification of ISO’s as of June 30, 2006 was $1.2 million. These amounts are included in the other stock-based compensation adjustments discussed above. We are currently under IRS remote examination with regards to this issue.

We were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits imposed by Section 162(m) of the Internal Revenue Code on certain executive compensation. Consequently, we were required to reduce our available tax net operating loss carry-forwards arising from certain exercised stock options by $15.6 million for periods through December 31, 2005 because of this Section 162(m) limitation.

For explanatory purposes, we have classified the stock option and other adjustments that were affected by the restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by us to the extent particular stock option related accounting errors may fall within more than one category As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category. For the six months ended June 30, 2005, we had previously recorded stock-based compensation expense of $2.4 million with a related tax benefit of $0.1 million in our reported consolidated financial statements. For the six months ended June 30, 2005, total stock-based compensation, as restated, was $11.3 million, with a related tax benefit of $11.1 million.

The effect of these adjustments on our previously reported Consolidated Statements of Operations is as follows:

(Unaudited) (In thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as previously reported	$5,360	$9,800
Stock-based compensation adjustments:
Additional compensation expense resulting from improper measurement dates for stock option grants:
New hire grants to employees	(199)	(402)
Annual and other grants to employees	(3,335)	(6,308)
All grants to officers	(909)	(2,107)

Subtotal charges for changes to measurement date	(4,443)	(8,817)
Other stock-based compensation adjustments:
Terminations	—	(277)
Payroll tax benefit	243	238
Other matters related to stock-based compensation	—	—

Subtotal other stock-based compensation adjustments	243	(39)

Total stock-based compensation adjustments	(4,200)	(8,856)

Tax related effects of stock-based compensation adjustments	1,682	10,927

Additional compensation expense, net of tax	(2,518)	2,071

Other miscellaneous adjustments	(46)	(54)
Tax related effects for other miscellaneous adjustments	20	24

Other adjustments, net of tax	(26)	(30)

Total adjustments to net income	(2,544)	2,041

Net income, as restated	$2,816	$11,841

Costs of Restatement and Related Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation, our internal review, restatement activities, preparation of restated consolidated financial statements and related legal matters. These expenses were approximately $1.9 million for the six months ended June 30, 2006.

Through December 2006 and the second quarter of fiscal year 2007, we have incurred additional expenses of approximately $29.5 million and $14.4 million, respectively, for the above noted expenses, including an accrual of $18.0 million in the third quarter of 2006 related to the potential settlement of the class action lawsuit pertaining to the accounting for stock option grants and related disclosures. We expect to continue to incur significant expenses in connection with the derivative and private lawsuits and other stock option investigation related matters.

Regulatory Inquiries Related to Historical Stock Option Practices

We have periodically met and discussed the results of the stock option investigation with the staff of the SEC and the United States Attorney’s Office for the Northern District of California. Such government agencies will likely review such findings and may pursue inquiries of their own, which could lead to further investigations and government action, such as fines or injunctions. At this time, we cannot predict what, if any, government actions may result from the completion of the investigation. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies. Any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. An unfavorable outcome or significant judgments, settlements and legal expenses related to resolution of any potential regulatory proceeding or action, or further restatement of our consolidated financial statements, could have a material adverse effect on us. We will continue to cooperate with the appropriate government authorities regarding the investigation.

Late SEC Filings and Nasdaq Delisting Proceedings

We failed to timely file with the SEC our Forms 10-Q for the periods ended June 30, 2006, September 30, 2006, March 31, 2007 and June 30, 2007 and our Form 10-K for the year ended December 31, 2006 as a result of the ongoing Audit Committee investigation. We announced in August and November 2006 and March, May and August 2007 that we had received Nasdaq Staff Determination notices stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) as a result of failing to file our Forms 10-Q and Form 10-K with the SEC and, therefore, were subject to potential delisting from The Nasdaq Global Select Market. We requested, met with and/or submitted appropriate information to Nasdaq throughout 2006 and 2007 in order to request continued listing, and on August 17, 2007, we, were granted a stay of delisting from the Board of Directors of Nasdaq in order to file our delayed SEC reports until October 17, 2007. We remain subject to potential delisting as a result of our failure to timely file our Forms 10-Q for the periods ended March 31, and June 30, 2007 that have yet to be filed with the SEC.

Special Litigation Committee

On October 18, 2006, the Audit Committee recommended, and the Board of Directors approved, the formation of a Special Litigation Committee (the “SLC”) to evaluate potential claims or other actions arising from the findings of the Audit Committee’s investigation. The Board of Directors has appointed Mr. J. Thomas Bentley, Chairman of the Audit Committee, and Mr. Abraham Sofaer, a retired federal judge and Chairman of the Legal Affairs Committee, both of whom joined the Rambus Board of Directors in 2005, to comprise the SLC. We have confirmed that Messrs. Bentley and Sofaer are disinterested directors for the purpose of the SLC and they are not believed to have past or present business dealings with any potential subjects of the investigation that would impair their ability to act independently and in good faith.

The SLC has now concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of our present and former officers and directors and filed a written report setting out its findings with the U.S. District Court for the Northern District of California. For additional information about the findings of the SLC, please see “Shareholder Litigation Related to Historical Stock Option Practices” below.

Default and Potential Acceleration of Zero Coupon Convertible Senior Notes

For a complete discussion of the convertible notes and related alleged default and potential acceleration, see Note 13 “Convertible Notes” of Notes to Unaudited Consolidated Financial Statements.

Shareholder Litigation Related to Historical Stock Option Practices

Derivative Lawsuits

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and other related accounting issues.

On May 31, 2006, the first of three shareholder derivative actions was filed in the Northern District of California against us (as a nominal defendant) and certain current and former executives and board members. On August 9, 2006, these actions were consolidated for all purposes under the caption, In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), and Howard Chu and Gaetano Ruggieri were appointed lead plaintiffs. On October 2, 2006, a consolidated complaint was filed. On November 3, 2006, plaintiffs filed an amended consolidated complaint. The complaint alleges violations of certain federal and state securities laws as well as other state law causes of action. The complaint seeks disgorgement and damages in an unspecified amount, unspecified equitable relief, and attorneys’ fees and costs.

On July 24, 2006, another shareholder derivative action was filed in Santa Clara Superior Court against us (as a nominal defendant) and certain current and former executives and board members (Soffer v. Tate et al., 1-06-cv-067853 (Santa Clara Sup. Court)). We filed a motion to dismiss this suit on August 23, 2006. In an order filed on October 20, 2006, the California court granted our motion and dismissed the complaint.

On August 22, 2006, another shareholder derivative action was filed in Delaware Chancery Court against us (as a nominal defendant) and certain current and former executives and board members (Bell v. Tate et al., 2366-N (Del. Chancery)). Pursuant to agreement of the parties, no deadline for us to respond to the complaint has been set.

The SLC has concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of our present and former officers and directors. The SLC has determined that all claims should be terminated and dismissed against the named defendants in the derivative actions with the exception of claims against Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC has entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in the derivative actions. The aggregate value of the settlements to us exceeds $6.5 million in cash and equivalent value as well as substantial additional value to us relating to the relinquishment of claims to over 2.7 million stock options. On August 24, 2007, the written report setting out the findings of the SLC was filed with the U.S. District Court for the Northern District of California. The conclusions of the SLC are subject to review by the court. At a case management conference on September 7, 2007, Rambus informed the California court that it intended to file a motion to terminate in accordance with the SLC’s recommendations. Rambus’ motion is due by October 5, 2007. Plaintiffs stated their intention to oppose Rambus’ motion and to file a motion for leave to amend their complaint. The California court scheduled a hearing on both motions for January 18, 2008.

Class Action Lawsuits

On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against us and certain current and former executives and board members. On September 26, 2006, these class action suits were consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.). On November 9, 2006, Ronald L. Schwarcz was appointed lead plaintiff. An amended consolidated complaint was filed on February 14, 2007, naming as defendants us, certain of our current and former executives and board members, and PricewaterhouseCoopers. The complaint alleges violations of various federal securities laws. The complaint seeks damages in an unspecified amount as well as attorneys’ fees and costs. On April 2, 2007, we and certain individual defendants filed a motion to dismiss the lawsuit. PricewaterhouseCoopers filed a motion to dismiss on May 7, 2007. Per agreement of the parties, briefing on the motions to dismiss has been suspended, and a hearing on the motion to dismiss previously scheduled for June 22, 2007, was taken off calendar. No new date for the hearing has been set. Subject to approval by the California court, the parties have agreed in principle to settle this dispute. The settlement, which is subject to final documentation as well as review by the California court, provides for a payment by Rambus of $18.0 million and would lead to a dismissal with prejudice of all claims against all defendants in the class action litigation.

Private Lawsuits

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against us, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). On April 25, 2007, the plaintiffs filed an amended complaint adding Wilson Sonsini Goodrich & Rosati as a defendant. The plaintiffs filed second and third amended complaints without leave of court on May 8 and 14, 2007 respectively. On May 14, 2007 this case was related to the class action, In re Rambus Inc. Securities Litigation, C-06-4346-JF. We and the other named defendants filed or joined various motions to dismiss the third amended complaint on June 4 and 5, 2007. On May 8, 2007, a substantially identical pro se lawsuit was filed in the Northern District of California by another purported Rambus shareholder against the same parties. These two pro se lawsuits each allege violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. The two lawsuits were consolidated into a single action by court order dated June 25, 2007. Our pending motion to dismiss was taken off calendar, and plaintiffs filed a consolidated amended complaint on July 25, 2007. We and the other defendants filed motions to dismiss on August 10, 2007. At a hearing on these motions held on September 7, 2007, the California court stated its intention to dismiss the complaint with leave to amend, but no written order has been issued to date.

Business Overview

We design, develop and license chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the time-to-market, performance and cost-effectiveness of our customers’ semiconductor and system products for computing, communications and consumer electronics applications.

As of May 31, 2007, our chip interface technologies are covered by more than 600 U.S. and international patents. Additionally, we have approximately 500 patent applications currently pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

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

Second, we develop “leadership” (which are Rambus-proprietary products widely licensed to our customers) and industry-standard chip interface products that we provide to our customers under license for incorporation into their semiconductor and system products. Because of the often complex nature of implementing state-of-the art chip interface technology, we offer our customers a range of engineering services to help them successfully integrate our chip interface products into their semiconductors and systems. Product license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are customarily bundled with our product licenses, and are generally performed on a fixed price basis. Further, under product licenses, our customers may receive licenses to our patents necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

We derive the majority of our annual revenues by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Elpida, Fujitsu, Qimonda, Intel, Matsushita, NECEL, Renesas, Spansion and Toshiba have licensed our patents for use in their own products.

We derive additional revenues by licensing our leadership and industry-standard chip interface products to our customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, Fujitsu, IBM, Intel, Matsushita, Texas Instruments, Sony, ST Micro, Qimonda and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help successfully integrate our chip interface products into their semiconductors and systems. Additionally, product licensees may receive, as an adjunct to their chip interface license agreements, patent licenses as necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Royalties represent a substantial portion of our total revenues. The remaining part of our revenue is engineering services revenue which includes license fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues or unbilled receivables in any given period.

We have a high degree of revenue concentration, with our top five licensees representing 63% and 64% of our revenues for the quarter and six months ended June 30, 2006, respectively. This compares with the quarter and six months ended June 30, 2005 where revenues from our top five licensees accounted for approximately 74% and 72% of our revenues, respectively. For the quarter ended June 30, 2006, revenues from Elpida, Qimonda and Intel each accounted for greater than 10% of our total revenues. For the quarter ended June 30, 2005, revenues from Intel, Elpida, NEC and Toshiba each accounted for greater than 10% of total revenues.

Our revenue from companies headquartered outside of the United States accounted for 65% and 64% of our total revenues for the quarter and six months ended June 30, 2006, respectively, as compared to the quarter and six months ended June 30, 2005 when our revenue from outside of the United States accounted for 71% of our total revenues. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.

Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses to continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue would likely decline.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 As restated(1)	2006	2005 As restated(1)
Revenues:
Contract revenues	15.7%	13.5%	13.9%	15.1%
Royalties	84.3%	86.5%	86.1%	84.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues *	19.3%	14.9%	17.4%	16.0%
Research and development *	32.0%	29.8%	35.0%	28.1%
Marketing, general and administrative *	66.5%	51.9%	59.7%	53.8%
Costs of restatement and related legal activities	3.8%	0.0%	2.0%	0.0%

Total costs and expenses	121.6%	96.6%	114.1%	97.9%

Operating income (loss)	(21.6)%	3.4%	(14.1)%	2.1%
Interest and other income, net	8.2%	8.5%	7.8%	7.0%

Income (loss) before income taxes	(13.4)%	11.9%	(6.3)%	9.1%
Provision for (benefit from) income taxes	(25.7)%	4.9%	(13.3)%	(5.9)%

Net income	12.3%	7.0%	7.0%	15.0%

* Includes stock-based compensation:
Cost of contract revenues	5.1%	2.5%	4.7%	2.8%
Research and development	6.1%	4.9%	7.4%	4.8%
Marketing, general and administrative	7.7%	6.3%	9.0%	6.6%

Total stock-based compensation	18.9%	13.7%	21.1%	14.2%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

(Unaudited)	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Total Revenues
Contract revenues	$7.7	$5.4	42.6%	$13.4	$12.0	11.7%
Royalties	41.7	34.6	20.5%	83.4	67.6	23.4%

Total revenues	$49.4	$40.0	23.5%	$96.8	$79.6	21.6%

Contract Revenues

Percentage-of-Completion Contracts

For the quarter and six months ended June 30, 2006 as compared to the same periods ended June 30, 2005, percentage-of-completion contract revenue decreased (approximately $0.6 million and $3.4 million) respectively, due to completion of leadership chip interface contracts during 2005, including XDR and FlexIO products.

We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

Revenue for other contracts is recognized over the estimated service periods or on a completed contract basis. For the quarter and six month ended June 30, 2006 as compared to the same period in 2005, revenue increased (approximately $2.9 million and $4.8 million, respectively) primarily due to increased revenue from leadership and industry standard chip interface contracts.

Royalty Revenues

Patent Licenses

In the quarter and six month ended June 30, 2006, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties increased (approximately $7.5 million) for SDR and DDR-compatible products in the quarter ended June 30, 2006 and increased (approximately $16.3 million) for the six months ended June 30, 2006 as compared to the same periods in 2005, primarily due to the commencement of quarterly royalty payments from AMD, Fujitsu and Qimonda. This increase was partially offset by a reduction in royalties from Samsung, NEC and Matsushita.

As of June 30, 2006, we had both variable and fixed royalty agreements for our SDR and DDR-compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We expect to recognize royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payable because the contractual terms of the agreement provide for payments on an extended term basis. We expect to recognize royalty revenues of $18.8 million in fiscal year 2006, $15.0 million in fiscal years 2007 through 2009 and $11.3 million in the fiscal year 2010 under the AMD agreement. The AMD agreement provides a license of our patents or patented technology used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

On March 16, 2006, we entered into a five-year patent license agreement with Fujitsu. We expect to recognize royalty revenues under the Fujitsu agreement on a quarterly basis as amounts become due and payable as the contractual terms of the agreement provide for payments on an extended term basis. We expect to recognize a total of $34.8 million of royalty revenues in fiscal year 2006. The Fujitsu agreement provides a license that covers semiconductors, components and systems, but does not include a license to Fujitsu for its own manufacturing of commodity SDRAM other than limited amounts of SDR SDRAM annually.

We are in negotiations with new prospective licensees. We expect SDR and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.

The Intel patent cross-license agreement represented the second largest source of royalties in the quarter ended June 30, 2006. Royalties under this agreement were unchanged in the quarter ended June 30, 2006, as compared to the same period in 2005. The patent cross-license agreement expires in September 2006 and no further royalty payments are owed to us under it. Intel will have a paid up license for the use of all of our patents which claimed priority prior to September 2006.

Product Licenses

In the quarter and six months ended June 30, 2006, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers increased (approximately $0.1 million) for the quarter and decreased (approximately $0.2 million) for the six months ended June 30, 2006 as compared to the same periods in 2005. RDRAM is approaching end-of-life and in the future, we expect RDRAM royalties will continue to decline.

Royalties from XDR, FlexIO and serial link-compatible products represent the fourth largest category of royalties. Royalties from XDR, FlexIO and serial link-compatible products decreased during the quarter and six month periods ended June 30, 2006 as compared to the same period in 2005 (approximately $0.5 million and $0.3 million respectively) primarily due to the cancellation of a customer’s serial link-compatible product project.

In the future, we expect XDR, FlexIO and serial link royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix. We expect that XDR and FlexIO royalties will increase as a result of the expected launch of the Sony PLAYSTATION®3 product in the second half of 2006.

Engineering Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited) (Dollars in millions)	2006	2005 As restated(1)	Change	2006	2005 As restated(1)	Change
Engineering costs
Cost of contract revenues	$7.0	$5.0	40.0%	$12.4	$10.6	17.0%
Stock-based compensation	2.5	1.0	150.0%	4.5	2.2	104.5%

Total cost of contract revenues	9.5	6.0	58.3%	16.9	12.8	32.0%

Research and development	12.8	9.9	29.3%	26.7	18.6	43.5%
Stock-based compensation	3.0	2.0	50.0%	7.2	3.8	89.5%

Total research and development	15.8	11.9	32.8%	33.9	22.4	51.3%

Total engineering costs	$25.3	$17.9	41.3%	$50.8	$35.2	44.3%

Stock-based compensation included above
Cost of contract revenues	$2.5	$1.0	150.0%	$4.5	$2.2	104.5%
Research and development expenses	3.0	2.0	50.0%	7.2	3.8	89.5%

Total stock-based compensation	$5.5	$3.0	83.3%	$11.7	$6.0	95.0%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

For the quarter ended June 30, 2006 as compared to the same period in 2005, the increase in total engineering costs which includes cost of contract revenue, was primarily a result of increased stock-based compensation costs (approximately $2.5 million) due to the expensing of stock options in compliance with SFAS 123(R), increased salary and benefit costs (approximately $1.4 million) primarily associated with the increase of approximately 39 employees (16 in the United States and 23 in India), increased bonus (approximately $1.1 million) primarily due to anticipated higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, increased information technology costs due to spending related to personnel, consulting and depreciation (approximately $0.7 million), increased consulting services (approximately $0.4 million), and increased depreciation and intangible amortization (approximately $0.4 million).

For the six months ended June 30, 2006 as compared to the same period in 2005, the increase in total engineering costs was primarily a result of increased stock-based compensation costs (approximately $5.7 million) due to the expensing of stock options in compliance with SFAS 123(R), increased salary and benefit costs (approximately $3.6 million) primarily associated with the average increase of approximately 60 employees (23 in the United States and 37 in India), increased bonus (approximately $1.9 million) primarily due to anticipated higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, increased depreciation and intangible amortization (approximately $1.1 million), increased information technology costs due to spending related to personnel, consulting and depreciation (approximately $1.0 million), increased consulting services (approximately $0.8 million), and higher payroll taxes (approximately $0.7 million) associated with high stock option exercises in the first half of 2006.

In certain periods, the cost of contract revenues may exceed contract revenues. This can be a result of expensing pre-contract costs, expensing completed contract costs where the realizability of an asset is uncertain, and low utilization of project resources.

In the near term, we expect engineering costs will continue to increase as we make investments in the infrastructure and technologies required to maintain our leadership position in chip interface technologies, and increase headcount.

Marketing, general and administrative costs:

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited) (Dollars in millions)	2006	2005 As restated(1)	Change	2006	2005 As restated(1)	Change
Marketing, general and administrative costs
Marketing, general and administrative costs	$12.1	$8.2	47.6%	$23.6	$16.4	43.9%
Litigation expense	17.0	10.0	70.0%	25.5	21.1	20.9%
Stock-based compensation	3.8	2.5	52.0%	8.7	5.3	64.2%

Total marketing, general and administrative costs including stock-based compensation	$32.9	$20.7	58.9%	$57.8	$42.8	35.0%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

The increase in total marketing, general and administrative costs including litigation expense for the quarter ended June 30, 2006 as compared to the same period in 2005 was primarily due to increased litigation expense (approximately $7.0 million) due to a bonus paid to a law firm, increased salary and benefit costs (approximately $1.6 million) primarily associated with an increase of approximately 44 employees (34 in the United States and 10 internationally), increased stock-based compensation costs (approximately $1.3 million) in compliance with SFAS 123(R), and increased bonus (approximately $1.0 million) primarily due to anticipated higher achievement of bonus targets and an increased number of participants in the corporate bonus plan.

The increase in total marketing, general and administrative costs including litigation expense for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily due to increased litigation expense (approximately $4.4 million) due to a bonus paid to a law firm, increased stock-based compensation costs (approximately $3.4 million) in compliance with SFAS 123(R), increased salary and benefit costs (approximately $2.7 million) primarily associated with an average increase of approximately 37 employees (29 in the United States and 8 internationally), and increased bonus (approximately $2.0 million) primarily due to anticipated higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, higher payroll taxes (approximately $1.1 million) associated with high stock option exercises in the first half of 2006 and increased depreciation and amortization (approximately $0.6 million).

In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities. Litigation and other expenses related to the stock option investigation are tracked separately in the Statement of Operations under “Costs of restatement and related legal activities.”

Interest and other income

(Unaudited)	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Interest and other income, net
Interest and other income, net	$4.1	$3.4	20.6%	$7.5	$5.5	36.4%

In the quarter ended June 30, 2006, as compared to the same period in 2005, interest and other income was higher (approximately $0.7 million) due to higher interest rates.

In the six months ended June 30, 2006, as compared to the same period in 2005, interest and other income was higher (approximately $2.0 million) due to higher interest rates.

In the future, we expect that Interest and other income, net will vary from period to period based on, the amount of cash and marketable securities and interest rates.

Provision for (benefit from) income taxes:

(Unaudited)	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2006	2005 As restated(1)	Change	2006	2005 As restated(1)	Change
Provision for (benefit from) income taxes	$(12.7)	$1.9	(768.4)%	$(12.8)	$(4.7)	172.3%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

In the quarter ended June 30, 2006, our effective tax rate was 192.3% as compared with a rate of 41.0% for the same period in 2005. The tax benefit for the quarter ended June 30, 2006 is primarily due to the Company’s year to date loss as compared to the forecasted income for 2006, as well as the recognition of tax benefits for stock related compensation related to the Company’s officers and disqualifying dispositions of ESPPs. The effective tax rate for the quarter ended June 30, 2006 includes the impact of the expiration of the Federal Research and Development credit. If the Federal Research and Development credit is reinstated, the impact to our effective tax rate will be recognized in the quarter in which the tax law change is enacted.

The effective tax rate for the quarter ended June 30, 2006 differs from the statutory rate primarily due to the lack of deductibility of certain executive compensation and stock-based compensation expense under SFAS 123(R). The effective tax rate for the quarter ended June 30, 2005 differs from the statutory rate primarily due to limitations on the deductibility of certain executive compensation.

As of June 30, 2006, our balance sheet included net deferred tax assets of approximately $114.8 million, relating primarily to the difference between tax and book treatment of depreciation and amortization; employee stock related compensation expenses, net operating loss carryovers and tax credits.

The ability to realize the deferred tax asset is dependent on sufficient levels of future taxable income and other factors. We regularly assess all available evidence, both positive and negative, to determine the realizability of our deferred tax asset.

Liquidity and Capital Resources

(Unaudited)	Six Months Ended June 30,
(In millions)	2006	2005 As restated(1)
Net cash provided by operating activities	$33.1	$19.8
Net cash provided by (used in) investing activities	$9.4	$(221.8)
Net cash provided by financing activities	$36.1	$223.8

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes of Unaudited Consolidated Financial Statements

Operating Activities

Cash generated by operating activities was $33.1 million in the six months ended June 30, 2006, and was primarily the result of increases from net income of $6.8 million adjusted for certain non-cash items, including stock compensation of $20.4 million, depreciation of $5.3 million, amortization of intangible assets and note issuance costs of $3.0 million, a tax shortfall from stock options exercised of $0.1 million, and a loss on disposal of assets of $0.1 million. In addition, accounts and taxes payable, accrued salaries and benefits and other accrued liabilities increased by approximately $16.7 million, primarily due to litigation and employee bonus accruals. This cash generated by operating activities was partially offset by an increase in prepaid expenses, deferred taxes and other assets of $15.0 million (primarily due to an increase in deferred tax assets generated from stock-based compensation), a net decrease in deferred revenue of $2.4 million and an increase in billed and unbilled accounts receivable of $1.7 million. The net decrease in deferred revenue represents revenues recognized in excess of contract billings.

Cash generated by operating activities was $19.8 million in the six months ended June 30, 2005, and was primarily the result of increases from net income of $11.8 million adjusted for certain non-cash items including amortization of deferred stock-based compensation of $11.3 million, depreciation of $4.3 million, amortization of intangible assets and note issuance costs of $2.6 million and the tax benefit of stock options exercised of $0.8 million. In addition, accounts and taxes payable, accrued salaries and benefits and other accrued liabilities increased by $6.6 million primarily due to an increase in legal expenses. This cash generated by operating activities was partially offset by a net decrease in deferred revenue of $9.2 million, an increase in prepaid expenses, deferred taxes and other assets of $8.2 million and an increase in accounts receivable of $0.2 million. The net decrease in deferred revenue represents revenues recognized in excess of contract billings, primarily related to the revenue associated with our XDR and FlexIO contracts.

Investing Activities

Cash provided by investing activities was $9.4 million in the six months ended June 30, 2006, and primarily consisted of net proceeds from the maturities of marketable securities of $17.9 million resulting from the investment of a portion of the net proceeds from the issuance of stock. In addition, $7.2 million was used for the purchase of property and equipment, including leasehold improvements and computer and software purchases, $1.0 million was used to acquire certain proprietary assets from GDA and $0.3 million was used to purchase intangible assets.

Cash used in investing activities was $221.8 million in the six months ended June 30, 2005, and primarily consisted of net purchases of marketable securities of $212.8 million resulting from the investment of a portion of the net proceeds from the issuance of convertible notes. In addition, $6.4 million was used for the purchase of property and equipment, including computer and software purchases in the United States and computer equipment, software, leasehold improvements and office equipment and furniture for a new facility in India and $5.4 million was used to acquire a portion of GDA including certain proprietary digital core designs. Restricted cash decreased $2.8 million due to the settlement in the Infineon case.

Financing Activities

Net cash provided by financing activities was $36.1 million in the six months ended June 30, 2006. We received net proceeds from the exercise of employee stock options and common stock issued under our employee stock purchase plan of $57.5 million. This cash provided from the issuance of stock was partially offset by $21.0 million we used to repurchase Common Stock. In addition, we made a $0.4 million installment payment on a $2.8 million installment payment agreement related to a fixed asset purchase in 2005.

Net cash provided by financing activities was $223.8 million in the six months ended June 30, 2005. We received net proceeds from the issuance of convertible notes of $292.8 million, and net proceeds from the issuance of Common Stock associated with exercises of employee stock options and Common Stock issued under our employee stock purchase plan of $6.0 million. This cash provided from the issuance of convertible notes and Common Stock was partially offset by $75.0 million we used to repurchase Common Stock.

We currently anticipate that existing cash and cash equivalents will be adequate to meet our cash needs for at least the next 12 months. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this report, we are involved in on-going litigation related to our intellectual property and our stock option investigation. Any adverse settlements or judgments in this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur. In addition, as described elsewhere in this report, the Trustee for our convertible notes has alleged that an event of default with respect to the convertible notes has occurred and has called for the acceleration of payment of those convertible notes. We are evaluating our options with respect to the convertible notes as a result of the receipt of the notice of acceleration. We believe that we have adequate financial resources to pay any unpaid principal and any accrued or default interest due on the convertible notes.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through June 30, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We also lease a facility in Mountain View, California, through November 11, 2009, Chapel Hill, North Carolina through November 15, 2009 and lease a facility for our design center in Bangalore, India through November 30, 2009. In addition, as a result of our acquisition of GDA in 2005 we entered into a lease for an additional facility in Bangalore, India through March 31, 2007, which was subsequently extended through mid-November 2007. The Company also leases office facilities in Austin, Texas and various international locations under non-cancelable leases that range in terms from month-to-month to one year.

In May 2006, we signed an agreement to lease a new office facility in Bangalore, India into which we intend to consolidate all of our Bangalore operations. We are currently awaiting receipt of a certificate of occupancy or confirmation of deemed occupancy under local statutes in order us to occupy the building.

On February 1, 2005, we issued $300.0 million aggregate principal amount of convertible notes due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities, as initial purchasers who then sold the convertible notes to institutional investors. We elected to pay the principal amount of the convertible notes in cash when they are due and the initial conversion price of the convertible notes is $26.84 per share. Subsequently, we repurchased a total of $140.0 million face value of the outstanding convertible notes. As a result, the convertible notes outstanding and payable as of June 30, 2005 were reduced to $160.0 million.

On August 17, 2006, we received a notice of default from the Trustee for the convertible notes. The notice asserted that our failure to file our Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between us and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if we did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, we received a notice from the Trustee stating that since we had not cured the default that had been asserted by the Trustee within the sixty day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, we received an additional notice of default from the Trustee relating to our failure to file our Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, we received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable. Default interest on the convertible notes accrues at a rate of 2% per annum from the date on which full payment of the convertible notes is due to the date that full payment is made.

As of June 30, 2006, our material contractual obligations are:

(In thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Leases	$25,900	$6,290	$11,722	$7,888	$—
Convertible Debt	160,000	—	—	160,000	—
Purchased software and licenses (1)	2,484	1,292	1,192	—	—

Total	$188,384	$7,582	$12,914	$167,888	$—

(1)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2006, which are also listed on our balance sheet under current and other long-term liabilities.

As a result of having received notices that an event of default occurred in October 2006 and a payment acceleration notice on July 31, 2007 from the Trustee for the convertible notes, we have reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities as of December 31, 2006. See Note 13 “Convertible Notes” of Notes to Unaudited Consolidated Financial Statements.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. On January 23, 2006 our Board of Directors approved an authorization to repurchase up to an additional five million shares of our Common Stock, giving us a total authorization to purchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. During the six month period ended June 30, 2006, we repurchased 0.7 million shares at an average price per share of $29.94. As of June 30, 2006, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. This amount includes 4.1 million shares repurchased in connection with our $300.0 million zero coupon convertible senior subordinated note offering on February 1, 2005. As of June 30, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock. In connection with the stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. We will not repurchase additional shares until after we are current with our SEC filings.

We record stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” we record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. In the six month period ended June 30, 2006, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $20.2 million was recorded as an increase to the accumulated deficit for the six month period ended June 30, 2006.

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

Revenue Recognition

Overview

Our revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by Statement of Position 98-4 (“SOP 98-4”) and Statement of Position 98-9 (“SOP 98-9”). For certain of our revenue contracts, revenue is recognized according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

In application of the specific authoritative literature cited above, we comply with Financial Accounting Standards Board Statement of Financial Accounting Concepts No. 5 and 6. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Determination of whether or not these criteria have been met may require us to make judgments, assumptions and estimates based upon current information and historical experience.

Our revenue consists of royalty revenues and contract revenues generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenues consist of patent license royalties and product license royalties. Contract revenues consist of fixed license fees, fixed engineering fees and service fees associated with integration of our chip interface products into our customers’ products. Contract revenues may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by its customer for use of our patent and product licenses. We do not recognize revenue for these arrangements until we have received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. We do not pay commissions to the reseller for these arrangements.

Many of our licensees have the right to cancel their licenses. In such arrangements revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payments for services rendered prior to the date of cancellation. Unbilled receivables represent enforceable claims and are deemed collectible in connection with our revenue recognition policy.

Royalty Revenues

We recognize royalty revenues upon notification by the licensees and if collectibility is reasonably assured. The terms of the royalty agreements generally either require licensees to give us notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, we engage accounting firms other than our independent registered public accounting firm to perform, on our behalf, periodic audits of some of the licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. We have two types of royalty revenues: (1) patent license royalties and (2) product license royalties.

Patent licenses. We license our broad portfolio of patented inventions to semiconductor and systems companies to use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. We generally recognize revenue from these arrangements as amounts become due and payable. The contractual terms of the agreements generally provide for payments over an extended period of time.

Product licenses. We develop proprietary and industry-standard chip interface products, such as RDRAM and XDR that we provide to our customers under product license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We recognize revenue from these arrangements upon notification from the licensee and if collectibility is reasonably assured.

Contract Revenues

We generally recognize revenue in accordance the provisions of SOP 81-1 for development contracts related to licenses of our chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenues derived from such license and engineering services may be recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based upon labor-hours incurred We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If we determine that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees will be recognized over a longer period. If there is significant uncertainty about the time to complete, or the deliverables by either party, we evaluate the appropriateness of applying the completed contract method of accounting under SOP 81-1. Such evaluation is completed by us on a contract-by-contract basis. For all contracts where revenue recognition must be delayed until the contract deliverables are substantially complete, we evaluate the realizability of the assets which the accumulated costs would represent and defer or expense as incurred based upon the conclusions of our realization analysis.

If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, we will recognize the revenue and record an unbilled receivable. Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues or unbilled receivables in any given period.

We recognize revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for development contracts related to licenses of our chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. Our rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, we do not have a sufficient population of contracts from which to derive vendor specific objective evidence.

Therefore, as required by SOP 97-2, after we deliver the product, if the only undelivered element is PCS, we will recognize revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. We review assumptions regarding the PCS periods on a regular basis. If we determine that it is necessary to revise the estimates of the support periods, the total amount of revenue to be recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.

Litigation

We are involved in certain legal proceedings, as discussed in Note 14, “Litigation and Asserted Claims” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we accrue for losses related to litigation if we determine that a loss is probable and can be reasonably estimated. If a specific loss amount cannot be estimated, we review the range of possible outcomes and accrue the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

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

We periodically evaluate the realizability of the deferred tax assets based on all available evidence, both positive and negative. Future taxable income and other factors could determine how much benefit we ultimately realize from deferred tax assets. If our estimate of future taxable income or the overall expected realizability of the deferred tax assets changes, a valuation allowance may have to be recorded which could materially impact our financial position and results of operation.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards and our Employee Stock Purchase Plan using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25,” FASB Technical Bulletin No. 97-1 (“FTB 97-1”) “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and related Interpretations and provided the required pro forma disclosures of SFAS 123 “Accounting for Stock-Based Compensation.” In accordance with APB 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date and for any grants that were modified from their original terms. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the options. The charge for modifications of options in general was equal to the number of options modified multiplied by the difference between the market price of the options on the modification date and the grant price. The charge for modified options was taken over the remaining service period, if any. See Note 3, “Restatement of Consolidated Financial Statements” of Notes to Unaudited Consolidated Financial Statements for more information on the restatement of our financial statements for periods prior to January 1, 2006.

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. We selected the modified prospective method of adoption which recognizes compensation expense for the fair value of all stock-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of our stock option and Employee Stock Purchase Plan (“ESPP”) awards consistent with the provisions of SFAS 123(R). The BSM option-pricing model requires the estimation of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that most significantly affect the grant date fair value. The expected stock price volatility assumption was determined using the implied volatility of the Company’s Common Stock. We use implied volatility for both our stock options and ESPP shares based on freely traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical or blended volatility. If there is not sufficient volume in our market traded options for any period, we will use an equally weighted blend of historical and implied volatility. The expected term assumption for our stock option grants was determined using a Monte Carlo simulation model which projects future option holder behavior patterns based upon actual historical option exercises. SFAS 123(R) also requires the application of a forfeiture rate to the calculated fair value of stock options on a prospective basis. Our assumption of forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting over the trailing four years. If our assumption of forfeiture rate changes, we would have to make a cumulative adjustment in the current period. We monitor the assumptions used to compute the fair value of our stock options and ESPP awards on a regular basis and we will revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of these awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See “Note 6 “Stock-based compensation” of Notes to Unaudited Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” of Notes to Unaudited Consolidated Financial Statements for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate policy, we limit the amount of our credit exposure to $10.0 million for any one commercial issuer. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. In addition, we may make investments in securities with maturities up to 36 months. However, the bias of our investment policy is toward shorter maturities.

We invest our cash equivalents and short-term investments in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Repurchase Agreements, Commercial Paper and Bankers’ Acceptance. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2006, we had an investment portfolio of fixed income marketable securities of $294.9 million excluding Cash and Cash Equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of June 30, 2006, the fair value of the portfolio would decline by approximately $0.9 million. Actual results may differ materially from this sensitivity analysis.

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of business development offices of from 3 to 11 people in any one country and one design center in India. We monitor our foreign currency exposure; however, as of June 30, 2006, our foreign currency exposure is not material enough to warrant foreign currency hedging.

The table below summarizes the book value, fair value, unrealized losses and related weighted average interest rates for our marketable securities portfolio as of June 30, 2006 and December 31, 2005.

(Unaudited)	June 30, 2006
(Dollars in thousands)	Fair Value	Book Value	Unrealized Gain/(Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$271,101	$273,749	$(2,648)	4.03%
Corporate notes and bonds	23,831	23,990	(159)	3.35%

Total marketable securities	$294,932	$297,739	$(2,807)

(Unaudited)	December 31, 2005
(Dollars in thousands)	Fair Value	Book Value	Unrealized Gain/(Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$280,659	$283,018	$(2,359)	3.81%
Corporate notes and bonds	32,340	32,705	(365)	2.42%

Total marketable securities	$312,999	$315,723	$(2,724)

The following table shows the gross unrealized losses and fair values of Rambus’ investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2006:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)
Description of Securities
United States government debt securities	$203,383	$(1,692)	$67,718	$(956)	$271,101	$(2,648)
Corporate notes and bonds	$21,033	$(141)	$2,798	$(18)	$23,831	$(159)

United States government agencies: The unrealized losses on our investments in U.S. government agencies were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold the investments until there is a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2006. As of June 30, 2006, we had a total of 88 investments in U.S. government agency securities that had unrealized losses.

Corporate notes and bonds: The unrealized losses on our investments in corporate notes and bonds were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold the investments until there is a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2006. As of June 30, 2006, we had a total of 13 investments in corporate notes and bonds that had unrealized losses.

Item 4.	Controls and Procedures

In early 2006, an academic study and numerous subsequent press reports began to publicize the likely widespread occurrence of accounting and corporate governance irregularities with respect to the granting of stock options and other equity awards at over 100 companies, many in the high-tech sector. One report included Rambus as one of the companies surveyed with a high risk of having backdated stock option grants. As a result, in late May 2006, we conducted an initial review in which we discovered apparent irregularities in past stock option grants and reported our findings to the Audit Committee and the Board of Directors. The Audit Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. We concluded that we should have recognized material amounts of stock-based compensation which were not accounted for in our previously issued financial statements. Accordingly, we restated our previously issued consolidated financial statements through December 31, 2005 and for the quarter ended March 31, 2006 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For further details, see that Report and, in particular, Item 9A in the 2006 Form 10-K report.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current Chief Executive Officer (“CEO”) and current Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to our management, including our CEO and CFO. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal control over financial reporting.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2006 and, therefore, as of June 30, 2006. See Item 9A of our Form 10-K for the year ended December 31, 2006 for more information.

Changes in Internal Controls over Financial Reporting

Management is committed to remediating the material weaknesses identified as noted above by implementing changes to our internal control over financial reporting. See Item 9A in our Form 10-K for the year ended December 31, 2006 for more information.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 14 “Litigation and Asserted Claims” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. See also “Forward-looking Statements” elsewhere in this report.

Risks Related to Litigation and Regulation; Business Risks Related to our Intellectual Property

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products in 2000 and 2001, we became involved in litigation related to such efforts. As of the date of this report, we are in litigation with four such potential SDR SDRAM-compatible and DDR SDRAM-compatible licensees. In each of these cases, we have claimed infringement of certain of our patents, while the potential licensees have generally sought damages and a determination that our patents at suit are invalid, unenforceable, and not infringed. These potential licensees have relied or may rely upon defenses and counterclaims (some not yet formally asserted) that our patents are unenforceable based on various allegations concerning our alleged conduct in the 1990’s and early 2000’s, including that we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition).

For example, Hynix’s claims attempt to include our 1990’s relationship with Intel and our alleged disparagement of SDR and DDR SDRAM products in the 1990’s and early 2000’s. As further discussed below, Hynix has also asserted that the Federal Trade Commission’s (the “FTC”) finding that we acted improperly at JEDEC should be given prima facie evidentiary effect in the private action and/or should entitle it to summary judgment on certain counterclaims. Micron, Samsung, and Nanya (collectively with Hynix, the “Manufacturers”) recently asserted similar arguments in support of their respective counterclaims. While we have opposed the Manufacturers’ attempt to use the FTC’s findings in private litigation, there can be no assurance that we will succeed. If any Manufacturer prevails, we could be limited in our ability to enforce certain of our patents. Furthermore, in August of 2007, the Company received a Statement of Objections from the European Commission, alleging violations of competition law arising from the same basic facts as the FTC decision. There is no assurance that the ultimate decision in that case will not restrict our ability to enforce certain of our patents.

In addition, Micron, Hynix, Samsung and Nanya have alleged that we have unclean hands based on alleged litigation misconduct and document spoliation, allegations that overlap with those successfully used by Infineon to obtain the early 2005 dismissal of our patent claims in our case against Infineon in Virginia. Micron has also attempted to assert claims against us for violation of the federal civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and Virginia state conspiracy laws based in part on the same allegations. Although we defeated Hynix’s unclean hands and spoliation claims based on a subset of these allegations, a federal district court in Virginia subsequently found that we had spoliated evidence and engaged in litigation misconduct in the course of deciding, and ultimately denying, Samsung’s motion for attorneys’ fees. There can be no assurance that such claims or counterclaims will not again be reasserted or successfully used to defeat or limit our patent or other claims.

There can be no assurance that parties will not succeed, either at the trial or appellate level, with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results, or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patented technology. In addition, there is the risk that the pending litigations and other circumstances may cause us to accept less than what we now believe to be fair consideration in settlement. Among other things, there can be no assurance that we will succeed in negotiating future settlements or licenses on terms better than those extended in our Infineon settlement. There can be no assurances that the circumstances under which we negotiated our Infineon settlement will turn out to be significantly different from the circumstances of future cases and future settlements, although we currently believe that significant differences do exist.

Any of these matters, whether or not determined in our favor or settled by us, is costly, may cause delays, will tend to discourage future design partners, will tend to impair adoption of our existing technologies and divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in our litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Delay or any or all of these adverse results could cause a substantial decline in our revenues and stock price.

Litigation or other third-party claims of intellectual property infringement could require us to expend substantial resources and could prevent us from developing or licensing our technology on a cost effective-basis.

Our research and development programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our research and development programs. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our technology infringes upon the intellectual property rights of third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new product introductions.

An adverse resolution by or with a governmental agency, such as the Federal Trade Commission or the European Commission, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenues to decline substantially .

If there were an adverse determination by, or other resolution with, a government agency, it might limit our ability to enforce our intellectual property rights or to obtain licenses, which would cause our revenues to decline substantially. For example, in June 2002, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our membership in JEDEC while it established SDRAM standards and that we, therefore, should be precluded from enforcing certain of our intellectual property rights in patents with a priority date prior to June 1996. In August 2006, the FTC found that our conduct at JEDEC was improper. On February 2, 2007, the FTC issued its remedy order, which among other things, imposes maximum royalty rates that we can charge for certain SDR and DDR SDRAM products made, used or sold in the United States; the FTC subsequently granted a partial stay of this order, which allows us to charge but not collect royalties above the FTC-imposed maximums, pending our anticipated appeal of the FTC’s decision. The FTC has required that royalties above these maximums be placed into an escrow account or held through a contingent contractual agreement. Despite this partial stay, the FTC’s remedy order may significantly limit our ability to enforce or license our patents or collect royalties from existing or potential licensees. The European Commission has issued a Statement of Objections, similar to the filing of a complaint under U.S. law, relating to similar topics. Proceedings by one of these agencies, or any other governmental agency, have already and may result in outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenues to decline substantially.

In addition, third parties have and may attempt to use the FTC’s findings to limit our ability to enforce our patents in private litigations and to assert claims for monetary damages against us. Several class actions were filed in various federal courts against us alleging violations of federal and state antitrust laws, violations of state consumer protection laws and various common law claims based almost entirely on the same conduct as the FTC’s findings. There can be no assurance that such third parties will not be successful or that additional claims or actions arising out of the FTC’s findings will not be asserted against us.

Further, in Fall 2006, Samsung filed three inter partes reexamination requests with respect to three of our patents: U.S. Patent Nos. 6,426,916; 6,182,184; and 6,324, 120. These requests ask the United States Patent & Trademark Office (the “PTO”) to reconsider the patentability of the inventions claimed in the patents. An adverse decision by the PTO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. patents. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenues to decline substantially. There can be no assurance that Samsung will not be successful or that additional inter partes reexamination requests will not be filed by Samsung or other third parties against us.

On May 13, 2004, a Technical Appeals Board of the European Patent Office issued its written opinion as to the revocation of European Patent No. 0525068. In addition, on January 13, 2005, an opposition board of the European Patent Office revoked our European Patent No. 1 004 956, and issued its written decision on February 9, 2005. We are appealing this decision to an appellate panel of the European Patent Office. While this result still leaves us with additional issued patents in Europe relating to one or both of SDR and DDR SDRAM memory products, there are similar pending opposition proceedings with respect to some of those patents as well. If a sufficient number of such patents are similarly impaired or revoked, our ability to enforce or license our intellectual property would be significantly impaired and this could cause our revenues to decline substantially.

If we are unable to successfully protect our inventions through the issuance and enforcement of patents, our operating results could be adversely affected.

We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:

•	any current or future U.S. or foreign patent applications will be approved and not be challenged by third parties;

•	our issued patents will protect our intellectual property and not be challenged by third parties;

•	the validity of our patents will be upheld;

•	our patents will not be declared unenforceable;

•	the patents of others will not have an adverse effect on our ability to do business;

•	the Congress or the U.S. Courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners or alter in an adverse way the process for seeking patents;

•	new legal theories and strategies utilized by our competitors will not be successful; or

•	others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us.

If any of the above were to occur, our operating results could be adversely affected.

Our inability to protect and own the intellectual property we create would cause our business to suffer.

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law, and contractual provisions to protect our non-patentable intellectual property rights. If we fail to protect these intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on the use of our intellectual property in the products of third party manufacturers, and our ability to enforce intellectual property rights against them to obtain appropriate compensation. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so, our business will suffer.

We might experience payment disputes for amounts owed to us under our licensing agreements, and this may harm our results of operations.

Many of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. We have performed royalty audits from time to time, using accounting firms that are independent of our independent registered public accounting firm, but we primarily rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in our receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. The result of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits or dispute resolutions may result in us missing analyst estimates and causing our stock price to decline. Royalty audits may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

We may not be able to satisfy the requirements under the Qimonda settlement and license agreement that would require Qimonda to pay us up to an additional $100.0 million in royalty payments.

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda. The settlement and license agreement, among other things, requires Qimonda to pay to us aggregate royalties of $50.0 million in quarterly installments of approximately $5.85 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional royalty payments to us that may aggregate up to $100.0 million. We may not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations under the settlement and license agreement to pay to us additional royalty payments, thereby reducing the value of the settlement and license agreement to us.

An acquisition of all of Qimonda’s DRAM operations could make it more difficult for us to obtain royalty rates we believe are appropriate and could reduce the number of companies in our antitrust litigation.

Our license with Qimonda (formerly Infineon’s DRAM operations), which was part of our settlement with Infineon, provides for the extension of certain benefits under that license to a successor in interest that, under certain conditions, acquires all of Qimonda’s DRAM operations. If such an acquisition were to occur, such successor would be entitled to the extension of such benefits, including the ability to pay a royalty calculated by multiplying the Qimonda rate by the percentage increase in DRAM volume represented by the successor company’s combined operations. Such an extension of benefits could also make it more difficult for us to obtain the royalty rates we believe are appropriate from the market as a whole. Such an extension of benefits would, in addition, also operate to extend a release of claims to such successor, thus reducing the number of companies from which we believe we may seek compensation for the antitrust injury alleged by us in our pending price-fixing action in San Francisco.

Any dispute regarding our intellectual property may require us to indemnify certain licensees, the cost of which could severely hamper our business operations and financial condition.

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities, some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology, and we may agree to indemnify others in the future. Our indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition.

Risks Related to the Investigation of Past Stock Option Practices and the Related Restatement of our Prior Financial Results.

The matters relating to the independent investigation of our historical stock option granting practices and the restatement of our financial statements have required, and may continue to require, a significant amount of management time and accounting, financial and legal resources, which could adversely affect our business, financial condition and results of operations

On May 30, 2006, we announced the commencement of our Audit Committee’s internal investigation of the timing of stock option grant practices and related accounting issues. The Audit Committee has determined that a significant number of our historical stock option grants were not correctly dated and our previous accounting should be adjusted. As a result of the Audit Committee’s investigation and our own review of our historical financial statements, we concluded that our previously filed financial statements should no longer be relied upon. We have restated the affected periods by filing an Annual Report on Form 10-K for the year ended December 31, 2006, which includes restatements of the various previously filed financial statements as detailed therein. For a discussion of the investigation, its findings and the effects of this restatement on our previously filed financial statements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Audit Committee, Special Litigation Committee and Company Findings, Remedial Measures and Related Proceedings” and Note 3, “Restatement of Consolidated Financial Statements,” of Notes to Unaudited Consolidated Financial Statements.

On October 18, 2006, our Board of Directors established a Special Litigation Committee (“the SLC”) to evaluate potential claims or other actions arising from our stock option granting activities. The SLC has now concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of our present and former officers and directors and filed a written report setting out its findings with the U.S. District Court for the Northern District of California. For additional information about the findings of the SLC, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shareholder Litigation Related to Historical Stock Option Practices.”

Addressing all the matters related to the Audit Committee’s investigation, the SLC’s work and the financial restatement has and will continue to require significant management and financial resources which could otherwise be devoted to the operation of our business. The costs of becoming current with our periodic reports and any settlements, payment of claims, fines, taxes and other costs of the stock option investigation as detailed throughout these risk factors and this report will cause us to incur substantial expenses and could materially affect our cash balances and cash flow from operations. In addition, the recent restatement of our financial results, the ongoing investigations and any negative outcome that may occur from these investigations could impact our reputation, including our relationships with our investors and our licensees, our ability to hire and retain qualified personnel, our ability to acquire new licensees and other business partners and, ultimately, our ability to generate revenue. Furthermore, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

We have been named as a party to several lawsuits arising from matters relating to the investigation which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.

Several shareholder derivative actions were filed in state and federal courts against certain of our current and former officers and directors related to the stock option granting actions under investigation by the Audit Committee and the SLC. The actions were brought by persons identifying themselves as shareholders and purporting to act on our behalf. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. The complaints allege that certain of these defendants violated securities laws and/or breached their fiduciary duties to us and obtained unjust enrichment in connection with grants of stock options to certain of our officers that were allegedly improperly dated. The SLC was formed to evaluate potential claims or other actions arising from the stock option granting activities. The complaints seek unspecified monetary damages and disgorgement from the defendants, as well as unspecified equitable relief.

Additionally, several securities fraud class actions and individual lawsuits were filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal securities laws by filing documents with the SEC containing false statements regarding our accounting treatment of the stock option granting actions under investigation. The complaints seek unspecified monetary relief from the defendants. The class actions have been consolidated into a single proceeding. The individual lawsuits allege not only federal and state securities law violations, but also state law claims for fraud and breach of fiduciary duty.

There can be no assurance that further lawsuits by parties who allege they suffered injury as a consequence of our past stock option granting practices will not be filed in the future. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have accrued an estimate of certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation will exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in the litigation related to our past stock option granting practices could have material adverse impacts on our business, financial condition, results of operations and the trading price of our Common Stock.

We are subject to the risk of regulatory proceedings, actions or litigation in connection with the investigation and the restatement of our financial statements, which could require significant management time and result in unfavorable outcomes and significant judgments, settlements and legal expenses which could have an adverse effect on our business, financial condition and results of operations.

We have periodically met and discussed the results of the stock option investigation with the staff of the SEC and the United States Attorney’s Office for the Northern District of California. Such government agencies will likely review such findings and may pursue inquiries of their own, which could lead to further investigations and government action, such as fines or injunctions. At this time, we cannot predict what, if any, government actions may result from the completion of the investigation of stock option grants. We are also under remote examination by the Internal Revenue Service (“IRS”) on the various tax reporting implications resulting from the investigation. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies, including the IRS and other tax authorities. In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or failed to report, the corresponding financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated. Any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. An unfavorable outcome or significant judgments, settlements and legal expenses related to resolution of any potential regulatory proceeding or action, or further restatement of our financial statements, could have a material adverse effect on our business, financial condition and results of operations.

We may suffer adverse tax consequences in connection with our historical stock option practices, which could have a negative impact on our results of operations and financial condition.

As a result of our investigation into historical stock option practices, we have determined that certain options that had formerly been classified as ISO grants did not qualify for such ISO tax treatment because the grants had an exercise price below the fair market value of our Common Stock on the actual grant date. The IRS is currently auditing us with respect to this issue. In addition, we could face penalties, certain payment obligations for our employees or other costs in connection with the treatment of certain stock options impacted by the deferred compensation rules under Section 409A of the Internal Revenue Code (and other similar provisions of the California and other state tax laws).Also, we were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits imposed by Section 162(m) of the Internal Revenue Code which reduced our available tax net operating loss carry-forwards for certain historical periods. These and other tax consequences related to our historical stock option practices could give rise to monetary liabilities for us and/or our current and former employees which may have to be satisfied in a future period. There can be no assurance that further regulatory inquiries or actions will not be commenced by the IRS or other state or foreign regulatory taxation authorities regarding the tax implications of our historical stock option practices. The unfavorable resolution of any potential tax regulatory proceeding or action could require us to make significant payments in overdue taxes, penalties and fines or otherwise record charges (or reduce tax assets) that may adversely affect our results of operations and financial condition.

We may be required to indemnify our current and former directors, officers and employees in connection with the litigation and other actions related to the investigation which could result in significant legal expenses and other costs to us.

Our bylaws and certain indemnification agreements require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature unless such person acted criminally, in a manner opposed to our best interests or did not act in good faith. Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability. Therefore, the expense of indemnifying our current and former directors, officers and employees and agents in their defense or related expenses as a result of the derivative, class action and any regulatory actions related to the investigation and financial restatement may be significant. While we have a director and officer insurance policy that in some circumstances limits our exposure and enable us to recover a portion of any amounts to be paid, our insurance coverage will not be sufficient to cover our liabilities in all of the current actions. Furthermore, the underwriters of our directors and officer insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters, in which case we may be required to pay the indemnification amounts owed to such directors and officers without any insurance coverage. Finally, we may be delayed or otherwise unable to recover any indemnification that we advanced to persons that are finally determined not to be protected by our indemnification obligations due to their actions. Therefore, our indemnification obligations could result in the diversion of our financial resources that adversely affects our business, financial condition and results of operations.

It may be difficult or costly to obtain director and officer insurance coverage in the future as a result of our stock options problems.

We expect that the issues arising from our historical stock option granting practices will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. In the event that we are unable to obtain sufficient director and officer insurance coverage, as a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

We have not been in compliance with SEC reporting requirements and The Nasdaq Global Select Market listing requirements and may continue to face compliance issues with both. If we are unable to return to or remain in compliance with SEC reporting requirements and The Nasdaq Global Select Market listing requirements, there may be a material adverse effect on the Company and our stockholders.

Due to the stock option investigation and resulting restatements, we have not been able to file all of our periodic reports with the SEC on a timely basis and face the possibility of delisting of our stock from The Nasdaq Global Select Market. We have not yet filed our required Quarterly Report on Form 10-Q for the quarters ended March 31, and June 30, 2007. The Nasdaq Board has determined to grant us until October 17, 2007 to file all delinquent periodic reports necessary for us to regain compliance with our Nasdaq filing requirements. Even after filing all required reports with the SEC and receiving concurrence from Nasdaq that we are in compliance with applicable listing requirements, we may still face comments from the SEC that may require us to file amended reports. As a result, we may not be able to maintain an effective listing of our Common Stock on The Nasdaq Global Select Market or any other national securities exchange. A delisting would likely reduce the liquidity in the market for our Common Stock. Any possible delisting may adversely affect the market price of our Common Stock, which may make it difficult for holders to resell their shares when desired or at attractive prices. In addition, we would be subject to a number of restrictions or delays regarding the registration of our Common Stock under federal securities laws, and we may not be able to issue certain equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our ability to hire and retain our employees and, thus, our business.

Risks Associated With Our Business, Industry and Market Conditions

If market leaders do not adopt our chip interface products, our results of operations could decline.

An important part of our strategy is to penetrate market segments for chip interfaces by working with leaders in those market segments. This strategy is designed to encourage other participants in those market segments to follow such leaders in adopting our chip interfaces. If a high profile industry participant adopts our chip interfaces but fails to achieve success with its products or adopts and achieves success with a competing chip interface, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging our memory solutions adopted by their competitors or a strategy of otherwise undermining the market adoption of our solutions.

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

Our strategy also includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation®2 and Sony PLAYSTATION®3, digital TVs and set top boxes. There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in their segments thereby generating expected royalties, nor can there be any assurance that any of our technologies selected for licensing will be implemented in a commercially developed or distributed product.

If any of these events occur and market leaders do not successfully adopt our technologies, our strategy may not be successful and, as a result, our results of operations could decline.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.

For the three and six months ended June 30, 2006, revenues from our top five licensees accounted for approximately 63% and 64%, respectively. For the three and six months ended June 30, 2005, revenues from our top five licensees accounted for approximately 74% and 72%, respectively. For the three months ended June 30, 2006, revenues from Elpida, Qimonda and Intel each accounted for greater than 10% of our total revenues. For the six months ended June 30, 2006, revenues from Qimonda, Intel and Elpida each accounted for greater than 10% of our total revenues. For the three months ended June 30, 2005, revenue from Intel, Elpida, Toshiba and NEC each accounted for greater than 10% of our total revenues. For the six months ended June 30, 2005, revenues from Intel, Elpida and Toshiba each accounted for greater than 10% of our total revenues. We may continue to experience significant revenue concentration for the foreseeable future.

Substantially all of our licensees have the right to cancel their licenses. Failure to renew licenses and/or the loss of any of our top five licensees would cause revenues to decline substantially. Intel has been one of our largest customers and is an important catalyst for the development of new memory and logic chip interfaces in the semiconductor industry. We have a patent cross-license agreement with Intel for which we received quarterly royalty payments through the second quarter of 2006. The patent cross-license agreement expired in September 2006. Intel now has a paid up license for the use of all of our patents which claimed priority prior to September 2006. We have other licenses with Intel, in addition to the patent cross-license agreement, for the development of serial link chip interfaces. If we do not continue to replace the revenues we previously received under the Intel contract, our results of operations may decline significantly.

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

We are in negotiations with licensees and prospective licensees to reach SDR and DDR patent license agreements. We expect SDR and DDR patent license royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. If we are unsuccessful in renewing any of our SDR and DDR-compatible contracts, our results of operations may decline significantly.

If we cannot respond to rapid technological change in the semiconductor industry by developing new innovations in a timely and cost effective manner, our operating results will suffer.

The semiconductor industry is characterized by rapid technological change, with new generations of semiconductors being introduced periodically and with ongoing improvements. We derive most of our revenue from our chip interface technologies that we have patented. We expect that this dependence on our fundamental technology will continue for the foreseeable future. The introduction or market acceptance of competing chip interfaces that render our chip interfaces less desirable or obsolete would have a rapid and material adverse effect on our business, results of operations and financial condition. The announcement of new chip interfaces by us could cause licensees or system companies to delay or defer entering into arrangements for the use of our current chip interfaces, which could have a material adverse effect on our business, financial condition and results of operations. We are dependent on the semiconductor industry to develop test solutions that are adequate to test our chip interfaces and to supply such test solutions to our customers and us.

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

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Some semiconductor companies have developed and support competing logic chip interfaces including their own serial link chip interfaces and parallel bus chip interfaces. We also face competition from semiconductor and intellectual property companies who provide their own DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our XDR licensees, produce versions of DRAM such as SDR, DDRx and GDDRx SDRAM which compete with XDR chips. We believe that our principal competition for memory chip interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

JEDEC has standardized what it calls extensions of DDR, known as DDR2 and DDR3. Other efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5, as well as new ways to integrate products such as system-in-package DRAM. To the extent that these alternatives might provide comparable system performance at lower or similar cost than XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. In the industry standard and leadership serial link chip interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link chip interfaces, as well as from competitors, such as ARM and Synopsys, who license similar serial link chip interface products and digital controllers. At the 10 Gb/s speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts under way or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our serial link chip interface business.

In the FlexIO processor bus chip interface market segment, we face additional competition from semiconductor companies who develop their own parallel bus chip interfaces, as well as competitors who license similar parallel bus chip interface products. We may also see competition from industry consortia or standard setting bodies that could negatively impact our FlexIO processor bus chip interface business.

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

If for any of these reasons we cannot effectively compete in these primary market segments, our results of operations could suffer.

Some of our revenue is subject to the pricing policies of our licensees over whom we have no control.

We have no control over our licensees’ pricing of their products and there can be no assurance that licensee products using or containing our chip interfaces will be competitively priced or will sell in significant volumes. One important requirement for our memory chip interfaces is for any premium charged by our licensees in the price of memory and controller chips over alternatives to be reasonable in comparison to the perceived benefits of the chip interfaces. If the benefits of our technology do not match the price premium charged by our licensees, the resulting decline in sales of products incorporating our technology could harm our operating results.

Future revenues are difficult to predict for several reasons, including our lengthy and costly license negotiation cycle, and our failure to predict revenues accurately may cause us to miss analysts’ estimates and result in our stock price declining.

The process of persuading system companies to adopt and license our chip interface technologies can be lengthy and, even if successful, there can be no assurance that our chip interfaces will be used in a product that is ultimately brought to market, achieves commercial acceptance, or results in significant royalties to us. In addition, a portion of our revenue comes from development and support services provided to our licensees. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract accounting. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may be recognized over the period in which services are performed on a percentage-of-completion basis. There can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue and may result in our missing analysts’ estimates which would likely cause our stock price to decline.

The price of our Common Stock may fluctuate significantly, which may make it difficult for holders to resell their shares when desired or at attractive prices.

Our Common Stock currently is listed on The Nasdaq Global Select Market under the symbol “RMBS.” The trading price of our Common Stock has been subject to wide fluctuations which may continue in the future in response to, among other things, the following:

•	any progress, or lack of progress, in the development of products that incorporate our chip interfaces;

•	our signing or not signing new licensees;

•	new litigation or developments in current litigation as discussed above;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	developments related to the stock option investigation;

•	positive or negative reports by securities analysts as to our expected financial results;

•	developments with respect to patents or proprietary rights and other events or factors; and

•	any delisting of our Common Stock from The Nasdaq Global Select Market

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance that could cause our operating results to fluctuate include:

•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications, such as the Sony PLAYSTATION®3;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of the timing and amount of any litigation expenses;

•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts; and

•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

For the three and six months ended June 30, 2006, royalties accounted for 84% and 86% of our total revenues, respectively. We believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is reasonably assured.

As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

A substantial portion of our revenues is derived from sources outside of the United States and these revenues and our business generally are subject to risks related to international operations that are often beyond our control.

For the three and six months ended June 30, 2006, revenues from our sales to international customers constituted approximately 65% and 64% of our total revenues, respectively. For the three and six months ended June 30, 2005, revenues from our sales to international customers constituted approximately 71% of our total revenues for both periods. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues

To date, all of the revenues from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in U.S. dollars, any royalties which are based as a percentage of the customer’s sales, that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

Our international operations and revenues are subject to a variety of risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•	changes to tax codes and treatment of revenues from international sources, including being subject to foreign tax laws and potentially being liable for paying taxes in that foreign jurisdiction;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;

•	operating centers outside the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems; and

•	geo-political issues

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

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations, as described elsewhere in this report. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), requires us to use valuation methodologies which were not developed for use in valuing employee stock options and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our cost of contract revenues, research and development expenses, marketing, general and administrative expenses and our effective tax rate, which could have an adverse impact on our results of operations.

Our results of operations could vary as a result of the implementation of changes in accounting rules.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant effect on our results of operations.

Our business and operating results will be harmed if we are unable to manage growth in our business.

Our business has experienced periods of rapid growth that have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls. We also need to continue to expand, train and manage our employee base. We cannot assure you that we will be able to timely and effectively meet demand and maintain the quality standards required by our existing and potential customers and licensees. If we ineffectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

We may make future acquisitions or enter into mergers, strategic transactions or other arrangements that could cause our business to suffer.

We may continue to make investments in companies, products or technologies or enter into mergers, strategic transactions or other arrangements. If we buy a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, cash management and financial reporting;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to recognize the cost savings or other financial benefits we anticipated; and

•	our increasing international presence resulting from acquisitions may increase our exposure to international currency, tax and political risks.

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

Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel who can enhance our existing technologies and introduce new technologies. Competition for qualified personnel, particularly those with significant industry experience, is intense. In addition, the consequences of the stock option investigation and restatements could cause increased attrition of our current personnel and negatively impact our reputation with potential employees. We are also dependent upon our senior management personnel. The loss of the services of any of our senior management personnel, or key sales personnel in critical markets, or critical members of staff, or of a significant number of our engineers could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new SEC regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to remediate any material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results or reasonably prevent fraud which could result in a loss of investor confidence in our financial reports and have an adverse effect on our business and operating results and our stock price.

Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. If we cannot provide reliable financial information or prevent fraud, our business and operating results, as well as our stock price, could be harmed. We have in the past discovered, and may in the future discover, material weaknesses in our internal control over financial reporting. A failure to implement and maintain effective internal control over financial reporting, could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

We have indebtedness. On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (“convertible notes”) due February 1, 2010, of which $160.0 million remains outstanding as of the date of this report.

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•

a substantial portion of our cash flows from operations will be dedicated to the payment of the principal of our indebtedness as we are required to pay the principal amount of the convertible notes in cash when due;

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

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the convertible notes under such instruments and in some cases acceleration of any future debt under instruments that may contain cross-default or cross-acceleration provisions. For instance, as a result of the stock option investigation, in July 2007, the trustee of the convertible notes accelerated the convertible notes due to an alleged event of default that had occurred under the convertible notes because of our non-compliance with the SEC reporting covenant. We continue to evaluate our options with respect to the convertible notes as a result of the receipt of the notice of acceleration. Although a repayment of the convertible notes pursuant to the acceleration notice would not change our net cash position, a repayment would lower our current cash on hand such that we would not have those funds available for the use in our business.

If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Our certificate of incorporation and bylaws, our stockholder rights plan, and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our Common Stock.

Our certificate of incorporation, our bylaws, our stockholder rights plan and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our Common Stock. Among these provisions are:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

On August 17, 2006, Rambus received a notice of default from U.S. Bank National Association, as trustee (the “Trustee”) for the Company’s Zero Coupon Convertible Senior Notes (the “convertible notes”). The notice asserted that the Company’s failure to file its Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between Rambus and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if Rambus did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, Rambus received a notice from the Trustee stating that since the Company had not cured the default that had been asserted by the Trustee within the sixty day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, Rambus received an additional notice of default from the Trustee relating to the Company’s failure to file its Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, Rambus received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable. Default interest on the convertible notes accrues at a rate of 2% per annum from the date on which full payment of the convertible notes is due to the date that full payment is made. See Note 13 of the Unaudited Consolidated Financial Statements for more information on the convertible notes

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 10, 2006 (the “Annual Meeting”). At the Annual Meeting, stockholders voted on four matters: (i) the election of five Class I directors for a term of two years expiring at our annual meeting in 2008, and (ii) the approval of the 2006 Equity Incentive Plan, (iii) the approval of the 2006 Employee Stock Purchase Plan, (iv) the ratification of the appointment of PricewaterhouseCoopers as our independent registered public accounting firm for the year ending December 31, 2006. The stockholders elected the nominees of the Corporate Governance/Nominating Committee as the Class I directors, the approval of the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan and ratified the appointment of the independent registered public accounting firm by the following votes:

(i) Election of five Class I directors for a term of two years expiring in 2008:

	Votes For	Votes Withheld
Sunlin Chou	88,654,003	3,065,068
Bruce Dunlevie	88,802,102	2,916,969
Mark Horowitz	89,209,440	2,509,631
Harold Hughes	88,919,138	2,799,933
Abraham Sofaer	89,034,226	2,684,845

(ii) Approval of the 2006 Equity Incentive Plan

Votes For	Votes Against	Abstentions
33,895,198	18,512,187	295,844

(iii) Approval of the 2006 Employee Stock Purchase Plan

Votes For	Votes Against	Abstentions
38,145,566	14,298,246	259,417

(iv) Ratification of appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstentions
89,820,614	1,306,515	591,942

The term for Class II continuing directors will expire at the annual meeting of stockholders to be held in 2007.

There were 102,356,829 shares issued, outstanding and eligible to vote at the meeting.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Please refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: September 13, 2007	By:	/s/ SATISH RISHI
Satish Rishi
Senior Vice President, Finance, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.1(1)*	2006 Equity Incentive Plan.

10.2*	2006 Employee Stock Purchase Plan (as amended and restated as of February 21, 2007).

10.3(2)*	Offer Letter of Satish Rishi, dated April 7, 2006, between the Registrant and Satish Rishi.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(1)	Incorporated by reference to the Form 8-K filed on May 16, 2006.
(2)	Incorporated by reference to the Form 10-Q filed on May 9, 2006.