Form 10-Q
period 2006-09-30
RAMBUS INC
filed 2007-09-14
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

Explanatory Note

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 includes restatements of previously filed unaudited consolidated financial statements, financial data and related disclosures as of and for three and nine month periods ended September 30, 2005. See Note 3, “Restatement of Consolidated Financial Statements,” of Notes to Unaudited Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

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

For the three and nine months ended September 30, 2005, we recorded additional pre-tax, non-cash, stock-based compensation expense of $4.4 million and $13.3 million, respectively, under APB 25, substantially related to remeasured stock options. For the three and nine months ended September 30, 2006, we recorded additional pre-tax, non-cash, stock-based compensation expense of $1.5 million and $5.8 million, respectively, under SFAS 123(R), substantially related to remeasured stock options. As of September 30, 2006, we had $7.5 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of September 30, 2006 and does not reflect any events that occurred after September 30, 2006 other than the Audit Committee investigation, resulting restatements and related matters. Our previously filed financial statements for the quarter ended March 31, 2006, related Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are restated in Exhibit 99.1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2006	December 31, 2005 As restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$134,771	$42,391
Marketable securities	241,450	118,416
Accounts receivable	765	954
Unbilled receivables	675	—
Prepaid and deferred taxes	11,209	3,827
Prepaids and other current assets	5,846	4,419

Total current assets	394,716	170,007
Marketable securities, long term	45,016	194,583
Restricted cash	2,281	2,279
Deferred taxes, long term	102,219	98,544
Purchased intangible assets, net	20,017	23,650
Property and equipment, net	19,993	19,622
Goodwill	3,315	3,315
Other assets	4,334	3,953

Total assets	$591,891	$515,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,940	$4,374
Accrued salaries and benefits	8,609	5,894
Accrued litigation expenses	24,276	4,633
Other accrued liabilities	3,921	4,538
Deferred revenue	2,069	973

Total current liabilities	46,815	20,412
Convertible notes	160,000	160,000
Deferred revenue, less current portion	7,259	8,317
Other long-term liabilities	2,778	3,757

Total liabilities	216,852	192,486

Commitments and contingencies (Notes 14 and 15)
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at September 30, 2006 and December 31, 2005	—	—
Common Stock, $ .001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 103,820,243 shares at September 30, 2006 and 99,397,257 shares at December 31, 2005	104	99
Additional paid in capital	545,346	478,519
Deferred stock-based compensation	—	(20,122)
Accumulated deficit	(169,465)	(133,382)
Accumulated other comprehensive loss	(946)	(1,647)

Total stockholders’ equity	375,039	323,467

Total liabilities and stockholders’ equity	$591,891	$515,953

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

RAMBUS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2006	2005 As restated(1)	2006	2005 As restated(1)
Revenues:
Contract revenues	$4,422	$7,983	$17,831	$19,972
Royalties	41,523	28,031	124,903	95,637

Total revenues	45,945	36,014	142,734	115,609

Costs and expenses:
Cost of contract revenues *	6,121	5,352	23,010	18,122
Research and development *	17,695	12,730	51,553	35,096
Marketing, general and administrative *	24,114	18,420	81,869	61,267
Costs of restatement and related legal activities	23,796	—	25,690	—

Total costs and expenses	71,726	36,502	182,122	114,485

Operating income (loss)	(25,781)	(488)	(39,388)	1,124
Interest and other income, net	4,472	21,202	11,993	26,745

Income (loss) before income taxes	(21,309)	20,714	(27,395)	27,869
Provision for (benefit from) income taxes	1,337	9,056	(11,510)	4,370

Net income (loss)	$(22,646)	$11,658	$(15,885)	$23,499

Net income (loss) per share:
Basic	$(0.22)	$0.12	$(0.15)	$0.24

Diluted	$(0.22)	$0.11	$(0.15)	$0.23

Weighted average shares used in per share calculations:
Basic	103,792	99,944	102,792	99,939

Diluted	103,792	102,982	102,792	103,714

* Includes stock-based compensation:
Cost of contract revenues	$1,844	$860	$6,350	$3,063
Research and development	$4,269	$2,116	$11,442	$5,900
Marketing, general and administrative	$4,366	$1,755	$13,045	$7,045

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005 As restated(1)
Cash flows from operating activities:
Net income (loss)	$(15,885)	$23,499
Adjustments to reconcile net income (loss) to net cash provided by operating
Stock-based compensation	30,837	16,008
Depreciation	8,284	6,665
Amortization of intangible assets and note issuance costs	4,512	4,064
Tax benefit (shortfall) from equity incentive plans	(112)	768
Gain on repurchase of convertible notes	—	(18,613)
Loss on disposal of property and equipment	99	—
Change in operating assets and liabilities:
Accounts receivable and unbilled receivables	(486)	106
Prepaids, deferred taxes and other assets	(13,444)	104
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	25,155	1,157
Increases in deferred revenue	16,493	13,909
Decreases in deferred revenue	(16,455)	(24,864)

Net cash provided by operating activities	38,998	22,803

Cash flows from investing activities:
Purchases of property and equipment	(7,376)	(6,919)
Purchases of leasehold improvements	(1,378)	(625)
Purchase of intangible assets	(300)	—
Acquisition of business	(1,000)	(5,434)
Purchases of marketable securities	(73,763)	(273,895)
Maturities of marketable securities	101,007	129,495
Decrease (increase) in restricted cash	(2)	2,793

Net cash provided by (used in) investing activities	17,188	(154,585)

Cash flows from financing activities:
Payments under installment arrangement	(400)	—
Net proceeds from issuance of Common Stock under stock options and employee stock purchase plan	57,559	6,092
Repurchase and retirement of Common Stcok	(20,955)	(75,000)
Net proceeds from the issuance of convertible notes	—	292,750
Repurchase of convertible notes	—	(84,113)

Net cash provided by financing activities	36,204	139,729

Effect of exchange rates on cash and cash equivalents	(10)	(113)

Net increase in cash and cash equivalents	92,380	7,834
Cash and cash equivalents at beginning of period	42,391	48,310

Cash and cash equivalents at end of period	$134,771	$56,144

Non-cash disclosure:
Property and equipment acquired under installment payment arrangement	$—	$2,800

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

RAMBUS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Rambus Inc. (“Rambus” or the “Company”) and its wholly-owned subsidiaries, Rambus K.K., located in Tokyo, Japan, Rambus Deutschland GmbH, located in Pforzheim , Germany, Rambus, located in George Town, Grand Caymans, BWI, Rambus Chip Technologies (India) Private, Limited located in Bangalore, India and Rambus Korea, located in Seoul, Korea. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee is being accounted for using the cost method and are included in other assets.

In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary to state fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K, for the year ended December 31, 2006.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is effective for the Company in beginning January 1, 2008. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice used to quantify financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. As of September 30, 2006, no material misstatements exist in the Company’s financial statements. As a result, application of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The Company does not currently hold any such investments.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by Rambus in the first quarter of fiscal 2007.

As a result of the adoption of FIN 48, on January 1, 2007, the Company’s unrecognized tax benefits are expected to decrease by $0.3 million, which will be accounted for as a $0.3 million decrease to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits will be reclassified from long-term deferred tax assets to long-term taxes payable.

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

The results of the investigation were consistent with the Audit Committee’s earlier conclusion that the Company’s previously filed consolidated financial statements should no longer be relied upon. Rambus is disclosing the restatement of the consolidated financial statements for the affected periods by filing the Form 10-K for the year ended December 31, 2006, which includes the restatement of the 2005 and 2004 fiscal years, as well as restated supplementary financial data for the first quarter of 2006. In these quarterly consolidated financial statements on Form 10-Q, the cumulative impact of the errors as of December 31, 2004 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred tax assets as of January 1, 2005. The cumulative impact of the errors as of December 31, 2005 is included in the December 31, 2005 consolidated balance sheet reflected herein.

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

•

Other Stock-based Compensation Adjustments Rambus determined that other miscellaneous modifications and errors had occurred related to employee options that were not identified in its financial reporting processes and therefore not properly reflected in its consolidated financial statements. These miscellaneous items included adjustments for grants to non-employees providing consulting services, adjustments for continued vesting after an individual converted from an employee to a consultant and adjustments in 2006 related to the accounting for the Company’s employee stock purchase plan (“ESPP”) under FAS 123(R).

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

For the three and nine months ended September 30, 2005, Rambus recorded additional pre-tax, non-cash, stock-based compensation expense of $4.4 million and $13.3 million, respectively, in accordance with APB 25, substantially related to remeasured stock options. For the three and nine months ended September 30, 2006, Rambus recorded additional pre-tax, non-cash, stock-based compensation expense of $1.5 million and $5.8 million, respectively, under SFAS 123(R), substantially related to remeasured stock options. As of September 30, 2006, the Company had $7.5 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of September 30, 2006 and does not reflect any events that occurred after September 30, 2006 other than the Audit Committee investigation, resulting restatements and related matters. The Company’s previously filed financial statements for the quarter ended March 31, 2006, related Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are restated in Exhibit 99.1 of its Annual Report on Form 10-K for the year ended December 31, 2006.

Because certain options formerly classified as ISO grants were determined to have been granted with an exercise price below the fair market value of Rambus’ stock on the actual grant date, they do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to NSO status exposes Rambus to additional withholding taxes and penalties for failing to properly withhold taxes on exercise of those options. The cumulative impact of the disqualification of ISO’s as of September 30, 2006 was $1.2 million. These amounts are included in the other stock-based compensation adjustments discussed above. Rambus is currently under IRS remote examination with regards to this issue.

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

For explanatory purposes, Rambus has classified the stock option and other adjustments that were affected by the restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by the Company to the extent particular stock option related accounting errors may fall within more than one category As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category. For the nine months ended September 30, 2005, Rambus had previously recorded stock-based compensation expense of $2.7 million with a related tax benefit of $0.1 million in its reported consolidated financial statements. For the nine months ended September 30, 2005, total stock-based compensation, as restated, was $16.0 million, with a related tax benefit of $12.7 million.

The effect of these adjustments on Rambus’ previously reported Consolidated Statements of Operations is as follows:

(Unaudited)
(In thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as previously reported	$14,496	$24,296
Stock-based compensation adjustments:
Additional compensation expense resulting from improper measurement dates for stock option grants:
New hire grants to employees	(187)	(589)
Annual and other grants to employees	(3,174)	(9,482)
All grants to officers	(1,102)	(3,209)

Subtotal charges for changes to measurement date	(4,463)	(13,280)
Other stock-based compensation adjustments:
Terminations	—	(277)
Payroll tax benefit	—	238
Other matters related to stock-based compensation	—	—

Subtotal other stock-based compensation adjustments	—	(39)

Total stock-based compensation adjustments	(4,463)	(13,319)

Tax related effects of stock-based compensation adjustments	1,597	12,524

Additional compensation expense, net of tax	(2,866)	(795)

Other miscellaneous adjustments	47	(8)
Tax related effects for other miscellaneous adjustments	(19)	6

Other adjustments, net of tax	28	(2)

Total adjustments to net income	(2,838)	(797)

Net income, as restated	$11,658	$23,499

Costs of Restatement and Related Legal Activities

Rambus has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation, its internal review, restatement activities, preparation of restated consolidated financial statements and related legal matters. These expenses were approximately $25.7 million for the nine months ended September 30, 2006, including an accrual of $18.0 million related to the potential settlement of the consolidated class action lawsuit pertaining to the Company’s accounting for stock option grants and related disclosures. During the fourth quarter of fiscal year 2006, and through the second quarter of fiscal year 2007, the Company has incurred additional expenses of approximately $5.7 million and $14.4 million, respectively, for the above noted expenses. Rambus expects to continue to incur significant expenses in connection with the derivative and private lawsuits and other stock option investigation related matters. See Note 14, “Litigation and Asserted Claims”.

Default and Potential Acceleration of Zero Coupon Convertible Senior Notes

For a complete discussion of the convertible notes and related alleged default and potential acceleration, see Note 13 “Convertible Notes.”

Impact on Consolidated Financial Statements

The following tables reflect the impact of the adjustments for stock-based compensation and other adjustments, including the related tax impacts on:

•	the consolidated statements of operations for the three and nine months ended September 30, 2005

•	the consolidated balance sheet as of December 31, 2005

•	the consolidated statement of cash flows for the nine months ended September 30, 2005

•	the pro forma information required by SFAS No. 123 for the three and nine months ended September 30, 2005

•	net income per share for the three and nine months ended September 30, 2005

Consolidated Statement of Operations for the three and nine months ended September 30, 2005:

(Unaudited)	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
(In thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
Contract revenues	$7,983	$—	$7,983	$19,972	$—	$19,972
Royalties	28,031	—	28,031	95,637	—	95,637

Total revenues	36,014	—	36,014	115,609	—	115,609

Costs and expenses:
Cost of contract revenues *	4,455	897	5,352	15,024	3,098	18,122
Research and development *	10,598	2,132	12,730	29,123	5,973	35,096
Marketing, general and administrative *	17,033	1,387	18,420	57,011	4,256	61,267

Total costs and expenses	32,086	4,416	36,502	101,158	13,327	114,485

Operating income (loss)	3,928	(4,416)	(488)	14,451	(13,327)	1,124
Interest and other income, net	21,202	—	21,202	26,745	—	26,745

Income before income taxes	25,130	(4,416)	20,714	41,196	(13,327)	27,869
Provision for income taxes	10,634	(1,578)	9,056	16,900	(12,530)	4,370

Net income	$14,496	$(2,838)	$11,658	$24,296	$(797)	$23,499

Net income per share:
Basic	$0.15	$(0.03)	$0.12	$0.24	$—	$0.24

Diluted	$0.14	$(0.03)	$0.11	$0.23	$—	$0.23

Weighted average shares used in per share calculations:
Basic	99,944		99,944	99,939		99,939

Diluted	103,211		102,982	104,056		103,714

* Includes stock-based compensation:
Cost of contract revenues	$—	$860	$860	$—	$3,063	$3,063
Research and development	$—	$2,116	$2,116	$—	$5,900	$5,900
Marketing, general and administrative	$268	$1,487	$1,755	$2,689	$4,356	$7,045

Consolidated Balance Sheet as of December 31, 2005:

(Unaudited)	December 31, 2005
(In thousands, except share and per share amounts)	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$42,391	$—	$42,391
Marketable securities	118,416	—	118,416
Accounts receivable	954	—	954
Deferred and prepaid taxes	3,786	41	3,827
Prepaids and other current assets	4,235	184	4,419

Total current assets	169,782	225	170,007
Marketable securities, long term	194,583	—	194,583
Restricted cash	2,279	—	2,279
Deferred taxes, long term	69,059	29,485	98,544
Purchased intangible assets, net	23,650	—	23,650
Property and equipment, net	18,898	724	19,622
Goodwill	3,315	—	3,315
Other assets	3,953	—	3,953

Total assets	$485,519	$30,434	$515,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,374	$—	$4,374
Accrued salaries and benefits	4,934	960	5,894
Accrued litigation expenses	4,633	—	4,633
Other accrued liabilities	5,693	(1,155)	4,538
Deferred revenue	973	—	973

Total current liabilities	20,607	(195)	20,412
Convertible notes	160,000	—	160,000
Deferred revenue, less current portion	8,317	—	8,317
Other long-term liabilities	1,592	2,165	3,757

Total liabilities	190,516	1,970	192,486

Commitments and contingencies (Notes 14 and 15)
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at December 31, 2005	—	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 99,397,257 shares at December 31, 2005	99	—	99
Additional paid in capital	327,524	150,995	478,519
Deferred stock-based compensation	—	(20,122)	(20,122)
Accumulated deficit	(30,973)	(102,409)	(133,382)
Accumulated other comprehensive loss	(1,647)	—	(1,647)

Total stockholders’ equity	295,003	28,464	323,467

Total liabilities and stockholders’ equity	$485,519	$30,434	$515,953

Consolidated Statement of Cash Flows for the nine months ended September 30, 2005:

(Unaudited)	Nine Months Ended September 30, 2005
(In thousands)	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$24,296	$(797)	$23,499
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,689	13,319	16,008
Depreciation	6,741	(76)	6,665
Amortization of intangible assets and note issuance costs	4,064	—	4,064
Tax benefit net from equity incentive plans	2,806	(2,038)	768
Gain on repurchase of convertible notes	(18,613)	—	(18,613)
Change in operating assets and liabilities:
Accounts receivable	106	—	106
Prepaids, deferred taxes and other assets	10,868	(10,764)	104
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	163	994	1,157
Increases in deferred revenue	13,909	—	13,909
Decreases in deferred revenue	(24,864)	—	(24,864)

Net cash provided by operating activities	22,165	638	22,803

Cash flows from investing activities:
Purchases of property and equipment	(6,280)	(639)	(6,919)
Purchases of leasehold improvements	(625)	—	(625)
Acquisition of business	(5,434)	—	(5,434)
Purchases of marketable securities	(273,895)	—	(273,895)
Maturities of marketable securities	129,494	1	129,495
Decrease in restricted cash	2,793	—	2,793

Net cash used in investing activities	(153,947)	(638)	(154,585)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	6,092	—	6,092
Repurchase and retirement of Common Stock	(75,000)	—	(75,000)
Net proceeds from the issuance of convertible notes	292,750	—	292,750
Repurchase of convertible notes	(84,113)	—	(84,113)

Net cash provided by financing activities	139,729	—	139,729

Effect of exchange rates on cash and cash equivalents	(113)	—	(113)

Net increase in cash and cash equivalents	7,834	—	7,834
Cash and cash equivalents at beginning of period	48,310	—	48,310

Cash and cash equivalents at end of period	$56,144	$—	$56,144

Non-cash disclosure:
Property and equipment acquired under installment payment arrangement	$2,800	$—	$2,800

Pro forma net income (loss) for the three and nine months ended September 30, 2005:

(Unaudited)	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
(In thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income, as reported	$14,496	$(2,838)	$11,658	$24,296	$(797)	$23,499
Add: Stock-based employee compensation expense included in reported net earnings, net of tax (2)	154	2,964	3,118	1,586	1,735	3,321
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(8,102)	(3,422)	(11,524)	(24,169)	(9,715)	(33,884)

Pro forma net income (loss)	$6,548	$(3,296)	$3,252	$1,713	$(8,777)	$(7,064)

Basic earnings (loss) per share
As reported	$0.15	$(0.03)	$0.12	$0.24	$—	$0.24
Pro forma	$0.07	$(0.04)	$0.03	$0.02	$(0.09)	$(0.07)
Diluted earnings (loss) per share
As reported	$0.14	$(0.03)	$0.11	$0.23	$—	$0.23
Pro forma (1)	$0.06	$(0.03)	$0.03	$0.02	$(0.09)	$(0.07)
Weighted average shares used in per share calculations:
Basic	99,944		99,944	99,939		99,939

Diluted (1)	103,211		102,982	104,056		103,714

(1)	When results of operations are a net loss, the diluted shares are the same as the basic shares.
(2)	Adjustments to stock-based compensation expense for the three and nine months ended September 30, 2005 include the adjustment of $2.9 and $ 0.8 million, respectively, related to the restatement as well as an adjustment of $0.1 and $0.9 million, respectively, to the tax effect allocated to stock-based compensation as previously reported.

Net income (loss) per share for the three and nine months ended September 30, 2005:

(Unaudited)	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
(In thousands, except per share amounts)	As previously reported	2005 Adjustments	2005 As restated	As previously reported	2005 Adjustments	2005 As restated
Numerator:
Net income	$14,496	$(2,838)	$11,658	$24,296	$(797)	$23,499

Denominator:
Weighted average shares used to compute basic EPS	99,944	—	99,944	99,939	—	99,939
Dilutive potential shares from stock options, ESPP, restricted stock and stock units	3,267		3,038	4,117		3,775

Weighted average shares used to compute diluted EPS	103,211		102,982	104,056		103,714

Earnings per share:
Basic	$0.15	$(0.03)	$0.12	$0.24	$—	$0.24
Diluted	$0.14	$(0.03)	$0.11	$0.23	$—	$0.23

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

Rambus’ revenues consist of royalty revenues and contract revenues generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenues consist of patent license royalties and product license royalties. Contract revenues consist of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ chip interface products into its customers’ products. Contract revenues may also include support or maintenance Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by its customer for use of Rambus’ patent and product licenses. Rambus does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. We do not pay commissions to the reseller for these arrangements.

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

Contract Revenues

Rambus generally recognizes revenue in accordance with the provisions of SOP 81-1 for development contracts related to licenses of its chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenues derived from such license and engineering services may be recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon labor-hours incurred. Rambus has evaluated use of output measures versus input measures and has determined that its output is not sufficiently uniform in respect of cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

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

5. Comprehensive Income (Loss)

Rambus’ comprehensive income (loss) consists of its net income (loss) plus other compressive income (loss) consisting of foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of taxes.

The components of comprehensive income, net of tax, are as follows:

(Unaudited)	Three Months Ended September 30,		Nine Months Ended June 30,
(In thousands)	2006	2005 As restated(1)	2006	2005 As restated(1)
Net income (loss)	$(22,646)	$11,658	$(15,885)	$23,499

Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	(25)	(10)	(113)
Unrealized gain (loss) on marketable securities, net of tax	820	(508)	711	(571)

Other comprehensive income (loss)	809	(533)	701	(684)

Total comprehensive income (loss)	$(21,837)	$11,125	$(15,184)	$22,815

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

6. Stock-Based Compensation

For the nine months ended September 30, 2006 and 2005, the Company maintained stock plans covering a broad range of potential equity grants including stock options, restricted stock, performance stock and stock units. In addition, the Company sponsors an ESPP, whereby eligible employees were entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 7, “Employee Stock Option Plans,” for a detailed description of the Company’s plans.

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

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for employee stock-based awards and its ESPP using the intrinsic value method in accordance with APB 25, FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25,” FASB Technical Bulletin No. 97-1 (“FTB 97-1”) “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and related interpretations. The Company accounted for non-employee stock-based awards under the fair value method in accordance with EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under the intrinsic value method, no stock-based compensation expense for options had been recognized in the Company’s Unaudited Consolidated Statement of Operations if the exercise price of the

Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant and shares granted under the ESPP were not issued at greater than a 15% discount. As a result of the Company’s stock option investigation, it was determined that there were a significant number of grants that were issued below fair market value and the accounting disclosures and related charges are reflected in Note 3, “Restatement of Consolidated Financial Statements”.

Had stock-based compensation for 2005 been determined based on the estimated fair value at the grant date for all equity awards consistent with the provisions of SFAS 123, the Company’s net income and earnings (loss) per share for the three and nine month periods ended September 30, 2005, as restated, would have been adjusted to the following pro forma amounts:

(Unaudited)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
(In thousands, except per share amounts)	As restated (2)	As restated (2)
Net income, as reported	$11,658	$23,499
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	3,118	3,321
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(11,524)	(33,884)

Pro forma net income (loss)	$3,252	$(7,064)

Basic earnings (loss) per share
As reported	$0.12	$0.24
Pro forma	$0.03	$(0.07)

Diluted earnings (loss) per share
As reported	$0.11	$0.23
Pro forma (1)	$0.03	$(0.07)

Weighted average shares used in per share calculations:
Basic	99,944	99,939

Diluted (1)	102,982	103,714

(1)	When results of operations are a net loss, the diluted shares are the same as the basic shares.
(2)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

Adoption of SFAS 123(R)

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The fair value of the award is recognized as expense over the requisite service periods in Rambus’ Unaudited Consolidated Statement of Operations using the straight-line method consistent with the methodology used under SFAS 123. Under SFAS 123(R) the attributed stock-based compensation expense must be reduced by an estimate of the annualized rate of stock option forfeitures. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption, using the same valuation method and assumptions determined under the original provisions of SFAS 123. Additionally, the deferred stock compensation balance of $20.1 million as of December 31, 2005 (as restated), which was accounted for under APB 25, was reclassified into additional paid-in-capital upon the adoption of SFAS 123(R) on January 1, 2006.

The incremental effect of adopting SFAS 123(R) for the three and nine months ended September 30, 2006, including the effect of the restatements, was as follows:

(Unaudited)
(In thousands except per share data)	Three months ended September 30, 2006	Nine months ended September 30, 2006
Additional pre-tax stock-based compensation	$7,647	$22,288
Additional stock-based compensation, net of tax	$4,700	$13,889
Effect on earnings per share
Basic	$0.05	$0.14
Diluted	$0.05	$0.14

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchase grants, and other equity grants under SFAS 123(R) for the three and nine month periods ended September 30, 2006:

(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$9,898	$28,997
Employee stock purchase plan	170	978
Nonvested equity stock and equity stock units	411	862

Total stock-based compensation expense	10,479	30,837
Tax effect on the stock-based compensation expense	4,060	11,791

Net effect of stock-based compensation on net income	$6,419	$19,046

Effect on net income per share:
Basic	$0.06	$0.19
Diluted	$0.06	$0.19

Stock Options: During the nine months ended September 30, 2006, Rambus granted 2,092,850 stock options with an estimated total grant-date fair value of $38.1 million. During the three and nine months ended September 30, 2006, Rambus recorded stock-based compensation related to stock options of $9.9 and $29.0 million, respectively, for all unvested options granted prior and after the adoption of SFAS 123(R). The amount for the nine months ended September 30, 2006 also includes the restatement of amounts previously reported. (See Note 3, “Restatement of Consolidated Financial Statements.”)

The effect of recording stock-based compensation for the period ended September 30, 2006 in accordance with SFAS 123(R) includes a charge resulting from the Company’s modifying the terms of nine grants by offering an extension of time to exercise. Because the Company suspended all stock option exercises as of July 19, 2006 in connection with the stock options investigation, substantially all of the Company’s employees whose options were expiring and terminated employees whose remaining time to exercise vested options would have expired were given extensions of time to exercise those options during the year as their options approached expiration. This modification charge of $0.3 million is included in the above table under the caption “Employee Stock Options”.

The total intrinsic value of options exercised was $0.2 and $110.2 million for the three and nine months ended September 30, 2006, respectively, and $1.1 and $8.5 million for the three and nine months ended September 30, 2005, respectively. Intrinsic value is the total value of exercised shares on the date of exercise less the cash received from the employees to exercise the options.

The total cash received from employees as a result of employee stock option exercises was $55.3 and $4.9 million for the nine months ended September 30, 2006 and 2005, respectively.

The tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the nine months ended September 30, 2006 calculated in accordance with SFAS 123 (R) was $0.0 million and for the nine months ended September 30, 2005 calculated in accordance with APB 25 was $0.8 million. The Company had a net tax shortfall from stock option exercises, stock plan purchases and vesting of equity stock and stock units through the nine months ended September 30, 2006, primarily due to the forfeiture of stock options by a former officer.

Employee Stock Purchase Plan: The compensation cost in connection with the plan for the three and six months ended September 30, 2006 includes a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the plan, if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the three and nine months ended September 30, 2006, the Company recorded $0.0 and $0.2 million, respectively, in modification charges related to the ESPP which is included in the table above under the caption “Employee Stock Purchase Plan.”

Valuation Assumptions

Rambus estimated the fair value of stock options using the Black-Scholes-Merton model (“BSM”). This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The BSM model determines the fair value of stock-based compensation and is affected by Rambus’ stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The BSM option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, if actual results differ significantly from these estimates, stock-based compensation expense and Rambus’ results of operations could be materially impacted.

The fair value of stock awards and ESPP offerings is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

(Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
Stock Option Plans	2006	2005 As restated(1)	2006	2005 As restated(1)
Expected stock price volatility	72%	54% - 70%	61% - 72%	54% - 81%
Risk-free interest rate	5.03%	3.69% - 4.14%	4.40% - 5.03%	3.64% - 4.18%
Expected term (in years)	6.5	6.0	6.5 - 6.6	4.0 - 6.0
Weighted-average fair value of stock options granted	$13.17	$7.52	$18.21	$10.18

			Nine Months Ended September 30
			2006(2)	2005 As restated(1)
Employee Stock Purchase Plan
Expected stock price volatility			—	64 - 67%
Risk-free interest rate			—	3.19 - 3.64%
Expected term (in years)			—	0.5 - 2.0
Weighted-average fair value of purchase rights granted under the purchase plan			—	$6.52

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.
(2)	No grants were made under the employee stock purchase plan in 2006.

Expected Stock Price Volatility: Effective January 1, 2006, Rambus evaluated the assumptions used to estimate volatility and determined that under SAB 107, given the volume of market activity in its market traded options greater than one year, it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility. If there is not sufficient volume in its market traded options, for any period, the Company will use an equally weighted blend of historical and implied volatility. For the three and nine months ended September 30, 2005, the Company used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation.

Risk-free Interest Rate: Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of Rambus’ stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus used the nearest rate from the available maturities.

Expected Term: The expected term of options granted represents the period of time that options granted are expected to be outstanding. Prior to the adoption of SFAS 123(R), the Company used only historical data to estimate option exercise and employee termination within the model. For the three and nine months ended September 30, 2006, the average expected life was determined using a Monte Carlo simulation model. The expected term of ESPP grants was based upon the length of each respective purchase period or tranche for each offering (0.5 to 2.0 years).

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

7. Employee Stock Option Plans

Stock Option Plans

1997 Stock Option Plan

In May 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which, as amended, provided for the issuance of incentive and nonqualified stock options to employees, directors and non-employees. The 1997 Stock Plan provided for an annual increase equal to the lesser of: (i) the number of Shares needed to restore the maximum aggregate number of Shares which may be optioned and sold under the Plan to 4,000,000 Shares;, (ii) four percent (4%) of the outstanding Shares on such date;, or (iii) a lesser amount determined by the Board of Directors. The Company reserved 31,089,057 shares of Common Stock for issuance under the Plan. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options would be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and increments as specified by the Board of Directors, typically had a requisite service period of 60 months, had graded vesting schedules and expire not more than ten years from date of grant. In October 1999, the 1997 Stock Plan was revised to add the provision and ability of the Company to grant common stock equivalents, which are unfunded and unsecured rights to receive shares in the future. (See Note 8 “Stockholders’ Equity” for a discussion of these common stock equivalents). Effective with stockholder approval of the 2006 Equity Incentive Plan on May 10, 2006, the ability to grant options under the 1997 Plan expired. No further awards will be made under this plan, but it will continue to govern awards previously granted under this plan.

1999 Non-statutory Stock Option Plan

In October 1999, the Company adopted the 1999 Non-statutory Stock Option Plan (the “1999 Plan”), which, as amended, provides for the issuance of nonqualified stock options to employees and non-employees. Under the 1999 Plan, 14.8 million shares of Common Stock have been authorized for issuance. The plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date and the exercise price (which generally is the fair market value at the date of grant). These options typically had a requisite service period of 60 months, graded vesting schedules, and expired not more than ten years from date of grant. Effective with stockholder approval of the 2006 Equity Incentive Plan on May 10, 2006, the ability to grant options under the 1999 Plan terminated. No further awards will be made under this plan, but it will continue to govern awards previously granted under the plan

2006 Equity Incentive Plan

In March 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”), subject to stockholder approval, which, as amended, provides for the issuance of the following types of incentive awards: (i) stock options;, (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi)

other stock or cash awards. This plan provides for the granting of shares at less than fair market value, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of the 2006 Plan on May 10, 2006, the 1997 Stock Plan was replaced and the 1999 Stock Plan was terminated. Those who will be eligible for awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months, have straight-line vesting schedules, and expire not more than ten years from date of grant. The Board expects that the number of shares reserved for issuance under the 2006 Plan will be sufficient to operate the plan for two years from its inception without having to request the approval of additional shares from the Company’s stockholders. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares earlier or later than this period, as needed. As of September 30, 2006, 8,171,200 shares remain available for issuance under this plan.

The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2005	5,592,466
Additional shares reserved	10,818,836
Stock options granted	(2,092,850)
Stock options forfeited	2,026,976
Stock options expired	(8,070,845)
Nonvested equity stock and stock units granted	(103,383)

Total available for grant September 30, 2006	8,171,200

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the nine months ended September 30, 2006 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2006.

	Options Outstanding
(Dollars in thousands, except share and per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	26,027,517	$16.30

Options granted	2,092,850	28.30
Options exercised	(4,872,675)	11.34
Options forfeited	(2,026,976)	22.96

Outstanding as of September 30, 2006	21,220,716	$17.99	5.94	$92,583

Vested or expected to vest at September 30, 2006	19,048,580	$18.37	5.84	$79,807

Options exercisable at September 30, 2006	11,958,382	$17.49	4.51	$66,164

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at September 30, 2006, based on the $17.44 closing stock price of Rambus’ Common Stock on September 29, 2006 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2006 was 14,124,962 and 8,973,347, respectively.

The following table summarizes the information about stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25—$ 4.67	2,072,845	4.18	$3.35	1,077,986	$3.65
$ 4.72—$ 4.86	2,386,948	4.91	4.86	2,380,529	4.86
$ 5.93—$ 12.78	2,185,469	4.66	9.68	1,728,717	9.90
$ 12.80—$ 14.75	2,340,674	7.44	14.16	911,819	14.00
$ 14.77—$ 15.67	3,603,374	4.68	15.37	2,338,387	15.45
$ 15.78—$ 21.51	2,234,861	7.87	17.47	863,597	17.52
$ 22.36—$ 25.16	2,956,400	8.04	24.18	278,229	23.92
$ 25.51—$ 37.66	2,160,445	5.60	34.08	1,566,358	35.70
$ 38.48—$ 77.36	1,259,700	6.10	53.81	792,760	60.89
$ 83.00—$ 83.00	20,000	4.01	83.00	20,000	83.00

$ 1.25—$ 83.00	21,220,716	5.94	17.99	11,958,382	17.49

As of September 30, 2006, there was $84.5 million of total unrecognized stock-based compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements granted under the Stock Option Plans. That cost is expected to be recognized over a weighted-average period of 3.07 years. The total fair value of shares vested as of September 30, 2006 was $222.3 million.

Employee Stock Purchase Plans

1997 Employee Stock Purchase Plan

In May 1997, the Company adopted the 1997 Employee Stock Purchase Plan, as amended, (the “1997 Purchase Plan”), and reserved 1,600,000 shares of Common Stock for issuance thereunder. This plan allowed for an annual increase equal to the lesser of: (i) the number of shares needed to restore the maximum aggregate number of shares which may be optioned and sold under the plan to 1,600,000 shares; (ii) 1% of the number of shares of Common Stock which are issued and outstanding on the last day of the preceding fiscal year; or (iii) a lesser number of shares determined by the Board of Directors. Employees generally were eligible to participate in the 1997 Purchase Plan if they had been employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. This plan provided for offerings of four consecutive, overlapping six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees were able to purchase stock at the lower of 85% of the fair market value on the first day of the 24 month offering period (the enrollment date), or the purchase date (the exercise date). Employees generally were not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period. This plan was suspended effective July 19, 2006 due to the stock options investigation. For all participants electing to stay in the plan, contributions made through that date are being held and will be applied towards the first purchase date subsequent to the reinstatement of the plan. It is the Company’s intention to reinstate this plan as soon as practicable after it is current on its filings with the Securities and Exchange Commission. No further offerings will be made under this plan and the plan will terminate effective with the October 31, 2007 purchase date in accordance with its governing documents.

Under the 1997 Purchase Plan, the Company issued 208,820 shares at an average price per share of $10.88 in the nine months ending September 30 2006, and 156,279 shares of Common Stock at an average price per share of $12.08 in the nine months ended September 30, 2005. Due to the fact that the 1997 Purchase Plan was suspended effective July 19, 2006 no purchases were made subsequent to the most recent purchase date, April 30, 2006. As of Sept 30, 2006, there were 1,391,180 shares available for issuance under this Plan.

2006 Employee Stock Purchase Plan

In March 2006, the Company adopted the 2006 Employee Stock Purchase Plan, as amended (the “2006 Purchase Plan”) and reserved 1,600,000 shares, subject to stockholder approval which was received on May 10, 2006. Employees generally will be eligible to participate in this plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the exercise date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date. There have been no offerings under this plan and as such there has been no shares issued under this plan. As of September 30, 2006, there were 1,600,000 shares available for issuance under this Plan. The first offering under this plan will be made as soon as practicable after the Company is current with its SEC filings and the underlying shares have been registered with the SEC.

As of September 30, 2006, there was $0.7 million of total unrecognized stock-based compensation cost related to share-based compensation arrangements granted under the ESPP Plans. That cost is expected to be recognized over 13 months.

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

Warrants

In October 1998, Rambus’ Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. Warrants exercisable for a total of 1,520,000 shares had been issued under the program. As of September 30, 2006, all warrants have expired and none were exercised.

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

During the nine month period ended September 30, 2006, 77,500 contingent unvested options were forfeited and all of the contingent unvested CSEs were forfeited unvested when the officers terminated their service. The forfeitures of the contingent unvested options are included in the forfeitures in the table in Note 7 “Employee Stock Option Plans” summarizing stock option activity.

As of September 30, 2006, there were no contingent unvested CSEs and 721,846 contingent unvested options. As per above, none are expected to vest.

Nonvested Equity Stock and Stock Units

On January 10, 2005, Rambus granted 125,000 shares of nonvested equity stock to its CEO and President, Harold Hughes. The price of the underlying shares was $.001 per share. The nonvested equity stock was valued at fair market value at the date of grant, giving it a valuation of $2.7 million. Rambus recorded $.3 and $2.7 million of stock-based compensation expense during the three and nine month periods ended September 30, 2005, respectively. There was no outstanding deferred stock-based compensation balance as of September 30, 2005.

On February 1, 2006, Rambus entered into an amended and restated employment agreement with its then Senior Vice President and General Counsel, John Danforth. Pursuant to the terms of the Agreement, Mr. Danforth was granted 36,603 and 26,780 nonvested equity stock units on February 1, 2006 and May 2, 2006, respectively. The nonvested equity stock units were valued at fair market value at the date of grant, assuming no shares would be forfeited, giving each a valuation of $1.0 million which will be attributed to expense over the 21 and 18 month vesting periods beginning February 1, 2006 and May 2, 2006, respectively. For the three and nine month periods ended September 30, 2006, Rambus recorded stock-based compensation of approximately $0.3 and $0.7 million, respectively. Unrecognized stock-based compensation cost related to these grants was $1.3 million at September 30, 2006.

On April 11, 2006, Rambus granted its Chief Financial Officer, Satish Rishi, 40,000 shares of nonvested equity stock at an exercise price of $.001 per share. These shares are not transferable until vested and any unvested shares are subject to repurchase upon termination. The nonvested equity stock grant was valued at fair market value at the date of grant, assuming no shares would be forfeited, giving it a valuation of $1.6 million which will be attributed to expense over the 4 year vesting period beginning April 11, 2006. For the three and nine month periods ended September 30, 2006, Rambus recorded stock-based compensation of approximately $0.1 and $0.2 million, respectively, related to this grant. Unrecognized stock-based compensation cost related to this grant was $1.4 million at September 30, 2006.

The following table reflects the activity related to nonvested equity stock and stock units for the nine month period ended September 30, 2006:

(In thousands, except per share amounts)	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	103,383	$35.13
Vested	(14,921)	$30.32
Forfeited	—	—

Nonvested at September 30, 2006	88,462	$35.94

Share Repurchase Program

In October 2001, Rambus’ Board of Directors approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. On January 23, 2006 Rambus’ Board of Directors approved an authorization to repurchase up to an additional five million shares of its Common Stock, giving the Company a total authorization to purchase up to 19.0 million shares of its outstanding Common Stock over an undefined period of time. During the nine month period ended September 30, 2006, Rambus repurchased 0.7 million shares at an average price per share of $29.94. As of September 30, 2006, Rambus had repurchased a cumulative total of 13.2 million shares of its Common Stock at an average price per share of $13.95 since the commencement of this program. This amount includes 4.1 million shares repurchased in connection with Rambus’ $300.0 million zero coupon senior convertible subordinated note offering on February 1, 2005. As of September 30, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. The Company will not repurchase additional shares until after it is current with its SEC filings.

Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. In the nine month period ended September 30, 2006 the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $20.2 million was recorded as an increase to the accumulated deficit for the nine month period ended September 30, 2006.

9. Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. The impact of the CSEs (See Note 8, “Stockholders’ Equity”) has been excluded from all periods because the CSEs are not expected to vest. No potential dilutive common shares were included in the computation of any diluted per share amount when a net loss was reported.

The following table sets forth the computation of basic and diluted earnings per share:

(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2006	2005 As restated(1)	2006	2005 As restated(1)
Numerator:
Net income (loss)	$(22,646)	$11,658	$(15,885)	$23,499

Denominator:
Weighted average shares used to compute basic EPS	103,792	99,944	102,792	99,939
Dilutive potential shares from stock options, ESPP, restricted stock and stock units	—	3,038	—	3,775

Weighted average shares used to compute diluted EPS	103,792	102,982	102,792	103,714

Earnings (loss) per share:
Basic	$(0.22)	$0.12	$(0.15)	$0.24
Diluted	$(0.22)	$0.11	$(0.15)	$0.23

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

For the three and nine months ended September 30, 2006, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during these periods. For the three and nine months ended September 30, 2005, approximately 7.3 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during these periods. For the three months ended September 30, 2006 and 2005 options to purchase approximately 11.4 and 16.6 million shares, respectively, and for the nine months ended September 30, 2006 and 2005, options to purchase approximately 6.6 and 14.4 million shares, respectively, were excluded from the calculation because they were antidilutive after considering proceeds from exercise, taxes, and related unrecognized stock-based compensation costs. For the three and nine months ended September 30, 2006, an additional 4.4 and 5.9 million shares, respectively, that would be dilutive have been excluded from weighted diluted EPS because there is a net loss for the period.

10. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Four customers accounted for 29%, 14%, 13% and 10% of revenues in the quarter ended September 30, 2006. Three customers accounted for 28%, 19% and 16% of revenues in the quarter ended September 30, 2005. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenues from customers in the following geographic region were recognized:

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Japan	$33,531	$23,497	$82,866	$73,107
North America	6,197	11,656	40,640	34,430
Taiwan	150	—	500	120
Korea	192	825	476	7,827
Europe	5,875	36	18,252	125

	$45,945	$36,014	$142,734	$115,609

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. At September 30, 2006, approximately $17.8 million of long-lived assets are located in the United States and approximately $1.5 million are located in India.

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

The purchased intangible assets are being amortized over useful lives of three to five years using the straight-line method. The useful life of existing technology was based on management estimates and the estimated length of economic benefit derived from the technology. The useful life of the non-competition agreement was based on the contractual term of the agreement. The useful life of customer contracts and related relationships was based on estimated customer attrition and technology obsolescence. Amortization expense was $0.2 million and $0.7 million in the quarter and nine months ended September 30, 2006, respectively. Amortization expense was $0.2 million and $0.4 million in the quarter and nine months ended September 30, 2005, respectively.

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA products. Effective April 11, 2006, Rambus and GDA entered into an amendment to the original agreement that extended the earn-out period from one year from the initial closing date to March 31, 2007. The amendment also reduced the maximum earn-out amount from $5.0 million to $3.8 million. Using guidance provided by SFAS 141, Rambus concluded that the earn-out payment is a contingent payment and that the existence of a liability was not determinable as of September 30, 2006. Accordingly, Rambus has not recorded a liability for the earn-out payment as of September 30, 2006. In March 2007, the Company was notified, and later confirmed, that cash collections from the sale or license of these products had exceeded the minimum amount as defined in the purchase agreement and that additional payments were due GDA. As a result, Rambus recorded a liability for the earn-out payment and an increase to goodwill of approximately $1.1 million in the first quarter of fiscal 2007.

The purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:
Existing technology	$2,700
Non-competition agreement	100
Customer contracts and relationships	900
Goodwill	2,734

Total purchase price	$6,434

12. Acquisition of Intellectual Property

Cadence Design Systems

As a result of an acquisition of certain intellectual property from Cadence Design Systems beginning in 2004, Rambus has cumulatively recorded $13.9 million of purchased intangible assets as of September 30, 2006. These assets are being amortized over their useful lives of four to seven years. Amortization expense of these purchased intangible assets was $0.8 million and $2.3 million in the quarter and nine months ended September 30, 2006, respectively. Amortization expense of these purchased intangible assets was $0.6 million and $1.8 million in the quarter and nine months ended September 30, 2005, respectively.

The components of purchased intangibles assets are as follows (in thousands):

Serial Link Cells	$10,084
Patents	3,800

Purchased intangible assets:	$13,884

The net book value of the Cadence related purchased intangible assets at September 30, 2006 was $8.1 million.

Velio Communications, Inc.

As a result of an acquisition of certain high speed signaling assets from Velio Communications, Inc., Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. These assets are being amortized over their useful lives of ten years. Amortization expense of purchased intangible assets was $0.3 million in the three months ended September 30 2006 and 2005. Amortization expense of purchased intangible assets was $1.0 in the nine months ended September 30, 2006 and 2005.

The components of purchased intangible assets are as follows (in thousands):

Contractual relationships	$7,100
Patents	6,114

Purchased intangible assets	$13,214

The net book value of the Velio related purchased intangible assets at September 30, 2006 was $9.6 million.

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

The convertible notes are carried at fair value at September 30, 2006 and December 31, 2005 due to the cash settlement feature. The convertible notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the convertible notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

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

At the time of the issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets which was subsequently reduced to $4.2 million related to the repurchases of outstanding convertible notes. The $4.2 million in costs is being amortized over the term of the convertible notes. For the three and nine months ended September 30, 2006, Rambus recorded amortization expense of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2005, Rambus recorded amortization expense of $0.3 million and $0.9 million, respectively.

These repurchases were financed from Rambus’ investment portfolio:

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

As of September 30, 2006, the convertible notes and unamortized note issuance costs were still classified as long-term because the default event had not yet occurred. However, as of December 31, 2006, the Company has reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. Approximately $2.4 million of additional amortization of note issuance costs was expensed in the quarter ended December 31, 2006 in connection with the acceleration of the convertible notes.

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

On April 27, 2007, the FTC issued an order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order. The FTC’s order and accompanying opinion on Rambus’ petition for reconsideration clarified the remedy order in certain respects. For example, a) the FTC explicitly stated that the remedy order does not require Rambus to make refunds or prohibit it from collecting royalties in excess of maximum allowable royalties that accrue up to the effective date of the remedy order (i.e., April 12, 2007); b) the remedy order was modified to specifically permit Rambus to seek damages in litigation up to three times the specified maximum allowable royalty rates on the ground of willful infringement and any allowable attorneys’ fees; and c) under the remedy order, licensees may pay Rambus a flat fee in lieu of running royalties, even if this resulted in payments above the FTC’s rate caps in certain circumstances.

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

The first phase of the Hynix—Rambus trial-on unclean hands and spoliation—began on October 17, 2005 and concluded on November 1, 2005. On January 4, 2006, the California court issued its Findings of Fact and Conclusions of Law. Among other things, the court found that Rambus did not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents. Accordingly, the California court held that Hynix’s unclean hands defense failed. On February 23, 2006, the California court denied a motion filed by Hynix for a new trial and its request for an immediate appeal. On September 15, 2006, Hynix moved to certify for interlocutory appeal (1) the April 25, 2005, order denying Hynix’s motion to dismiss for unclean hands on the basis of collateral estoppel; and (2) the January 4, 2006, Findings of Fact and Conclusions of Law rejecting Hynix’s unclean hands defense. The California court denied Hynix’s motion on December 19, 2006.

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

On April 25, 2006, the Virginia court transferred Micron’s RICO and conspiracy case (described below as U.S District Court in Delaware: Case No. 06-269—) to the District of Delaware. On May 8, 2006, Micron filed a motion to consolidate its RICO and conspiracy action into the Delaware unclean hands trial. Rambus filed an opposition to Micron’s motion to consolidate on May 22, 2006. During a hearing on June 14, 2006, Micron withdrew its motion to consolidate.

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

U.S District Court in Delaware: Case No. 06-269—

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

15. Commitments and Contingencies

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, the Company provided a letter of credit restricting $600,000 of its cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company’s investment policy. Rambus also leases a facility in Mountain View, California, through November 11, 2009, Chapel Hill, North Carolina through November 15, 2009 and leases a facility for the Company’s design center in Bangalore, India through November 30, 2009. In addition, as a result of the Company’s acquisition of GDA in 2005, it entered into a lease for an additional facility in Bangalore, India through March 31, 2007, which has subsequently been extended to mid-November 2007. The Company also leases office facilities in Austin, Texas and various international locations under non-cancelable leases that range in terms from month-to-month to one year.

In May 2006, Rambus signed an agreement to lease a new office facility in Bangalore, India into which the Company intends to consolidate all of its Bangalore operations. Rambus is currently awaiting receipt of a certificate of occupancy or confirmation of deemed occupancy under local statutes in order for Rambus to occupy the building.

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

As of September 30, 2006, Rambus’ material contractual obligations are:

(In thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Leases	$24,492	$6,271	$11,807	$6,414	$—
Convertible Debt	160,000	—	—	160,000	—
Purchased software and licenses (1)	2,562	1,344	1,218	—	—

Total	$187,054	$7,615	$13,025	$166,414	$—

(1)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2006 which are also listed on Rambus’ balance sheet under current and other long-term liabilities.

As a result of having received default notices beginning on August 17, 2006 and a payment acceleration notice on July 31, 2007 from the Trustee for the convertible notes, Rambus has reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities as of December 31, 2006. See Note 13, “Convertible Notes,” for a detailed discussion of this matter.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of September 30, 2006 or December 31, 2005.

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

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of September 30, 2006 or December 31, 2005. Rambus assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

Because virtually all holders of options for which the measurement dates and grant prices were adjusted in connection with the restatement (see Note 3, “Restatement of Consolidated Financial Statements”) were not involved in the original stock option granting process, the Company decided to compensate substantially all current and former non-executive employees for the 409A penalty taxes (grossed up for taxes on the compensation) imposed on them in 2006 for revised options that were exercised in 2006. Because the decision to assume the liability was not made by management and the Board of Directors until March 2007 the Company will record approximately $6.8 million of compensation expense in the first quarter of 2007. The Company has also notified all employees that it will not provide a similar benefit for 2007 and forward penalties that may be assessed by the IRS or the states.

In February 2007, the Compensation Committee approved the granting of 100,000 restricted stock units to Satish Rishi, the Company’s Chief Financial Officer. The restricted stock units will be granted as soon as practicable after the Company becomes current with its SEC filings and registers its 2006 Equity Incentive Plan under which these units would be granted.

In June, 2007, an appellate court in Germany notified the Company that it had denied the Company’s appeal to reduce the amount owed for court costs related to Rambus’ European patent case with Infineon. The Company recorded its best estimate of the liability from this case in September 2006. Because the amount was subsequently adjusted and the financial statements had not yet been issued, the Company increased its accrual for these court costs as of September 30, 2006 in connection with the appellate court’s ruling. (See Note 14, “Litigation and Asserted Claims” for more information).

In the third quarter of 2007, the Company reached a preliminary agreement in principle with the lead plaintiffs in the class action litigation related to the stock option investigation (see Note 14, “Litigation and Asserted Claims”). Because the complaints giving rise to the potential settlement of this litigation were filed in the third quarter of 2006, and the financial statements for that period had not yet been issued, the potential settlement amount is being recorded as of September 30, 2006 in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”). This amount is included in the Company’s statement of operations in the line item “Costs of restatement and related legal activities” for the quarter ended September 30, 2006.

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

Restatement of Consolidated Financial Statements, Audit Committee, Special Litigation Committee and Company Findings, Remedial Measures and Related Proceedings

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 includes restatements of previously filed financial statements, financial data and related disclosures for our unaudited consolidated financial statements as of and for our three and nine month periods ended September 30, 2005. See Note 3, “Restatement of Consolidated Financial Statements of Notes to Unaudited Consolidated Financial Statements,” for a detailed discussion of the effect of the restatements.

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

On July 17, 2006, the Audit Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, we concluded that we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued consolidated financial statements. Therefore, the Audit Committee and management concluded that our previously issued consolidated financial statements for the fiscal years 2003, 2004 and 2005, which were included in our 2005 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q filed with respect to each of the applicable quarters in these fiscal years, and the consolidated financial statements included in our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2006, should no longer be relied upon and would be restated.

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

The results of the investigation were consistent with the Audit Committee’s earlier conclusion that our previously filed consolidated financial statements should no longer be relied upon. We are disclosing the restatement of the consolidated financial statements for the affected periods by filing this Form 10-K for the year ended December 31, 2006, which includes the restatement of the consolidated financial statements for the 2005 and 2004 fiscal years, as well as restated supplementary financial data for the first quarter of 2006. In these quarterly consolidated financial statements on Form 10-Q, the cumulative impact of the errors as of December 31, 2004 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred taxes as of January 1, 2005. The cumulative impact of the errors as of December 31, 2005 is included in the December 31, 2005 consolidated balance sheet reflected herein.

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

In late 2003 and 2004 there were grants to non-executive employees for which the price was set on the same date that the Compensation Committee had met and discussed a pool of stock options. However, the individual allocations of the stock option pool had not been completed by management until after the date of those meetings and, consequently, we recorded a retroactively selected measurement date for those grants.

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

There were no material measurement date differences related to new hires or annual grants to officers in the fiscal years 2005 and 2006.

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

•

Payroll Tax Withholding Liability We determined that certain of our stock grants which had incorrect measurement dates for accounting purposes had been originally issued as ISOs, but no longer qualified for ISO tax treatment. The disqualification of the ISO classification and the resulting conversion to non-qualified stock option (“NSO”) status exposes us to additional withholding taxes and penalties for failure to properly withhold taxes on the exercise of those options. These expenses become benefits in the period in which the related statute of limitations expires.

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

For the three and nine months ended September 30, 2005, we recorded additional pre-tax, non-cash, stock-based compensation expense of $4.4 million and $13.3 million, respectively, under APB 25, substantially related to remeasured stock options. For the three and nine months ended September 30, 2006, in accordance with SFAS 123(R) we recorded additional pre-tax, non-cash, stock-based compensation expense of $1.5 million and $5.8 million, respectively, substantially related to remeasured stock options. As of September 30, 2006, we had $7.5 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of September 30, 2006 and does not reflect any events that occurred after September 30, 2006 other than the Audit Committee investigation, resulting restatements and related matters. Our previously filed financial statements for the quarter ended March 31, 2006, related Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are restated in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006.

Because certain options formerly classified as ISO grants were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date, they do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to NSO status exposes us to additional withholding taxes and penalties for failing to properly withhold taxes on exercise of those options. The cumulative impact of the disqualification of ISO’s as of September 30, 2006 was $1.2 million. These amounts are included in the other stock-based compensation adjustments discussed above. We are currently under IRS remote examination with regards to this issue.

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

For explanatory purposes, we have classified the stock option and other adjustments that were affected by the restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by us to the extent particular stock option related accounting errors may fall within more than one category. As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category. For the nine months ended September 30, 2005, we had previously recorded stock-based compensation expense of $2.7 million with a related tax benefit of $0.1 million in our reported consolidated financial statements. For the nine months ended September 30, 2005, total stock-based compensation, as restated, was $16.0 million, with a related tax benefit of $12.7 million.

The effect of these adjustments to our previously reported Consolidated Statements of Operations is:

(Unaudited) (In thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as previously reported	$14,496	$24,296
Stock-based compensation adjustments:
Additional compensation expense resulting from improper measurement dates for stock option grants:
New hire grants to employees	(187)	(589)
Annual and other grants to employees	(3,174)	(9,482)
All grants to officers	(1,102)	(3,209)

Subtotal charges for changes to measurement date	(4,463)	(13,280)
Other stock-based compensation adjustments:
Terminations	—	(277)
Payroll tax (expense) benefit	—	238
Other matters related to stock-based compensation	—	—

Subtotal other stock-based compensation adjustments	—	(39)

Total stock-based compensation adjustments	(4,463)	(13,319)

Tax related effects of stock-based compensation adjustments	1,597	12,524

Additional compensation expense, net of tax	(2,866)	(795)

Other miscellaneous adjustments	47	(8)
Tax related effects for other miscellaneous adjustments	(19)	6

Other adjustments, net of tax	28	(2)

Total adjustments to net income	(2,838)	(797)

Net income, as restated	$11,658	$23,499

Costs of Restatement and Related Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation, our internal review, restatement activities, preparation of restated consolidated financial statements and related legal matters. These expenses were approximately $25.7 million for the nine months ended September 30, 2006, including an accrual of $18.0 million related to the potential settlement of the consolidated class action lawsuit pertaining to the accounting for stock option grants and related disclosures. (See Note 14, “Litigation and Asserted Claims”).

Through December 2006 and the second quarter of fiscal year 2007, we have incurred additional expenses of approximately $5.7 million and $14.4 million, respectively, for the above noted activities. We expect to continue to incur significant expenses in connection with the derivative and private lawsuits and other stock option investigation related matters.

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

Late SEC Filings and Nasdaq Delisting Proceedings

We failed to timely file with the SEC our Forms 10-Q for the periods ended June 30, 2006, September 30, 2006, March 31, 2007 and June 30, 2007 and our Form 10-K for the year ended December 31, 2006 as a result of the ongoing Audit Committee investigation. We announced in August and November 2006 and March, May and August 2007 that we had received Nasdaq Staff Determination notices stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) as a result of failing to file our Forms 10-Q and Form 10-K with the SEC and, therefore, were subject to potential delisting from The Nasdaq Global Select Market. We requested, met with and/or submitted appropriate information to Nasdaq throughout 2006 and 2007 in order to request continued listing, and on August 17, 2007, we were granted a stay of delisting from the Board of Directors of Nasdaq in order to file our delayed SEC reports until October 17, 2007. We remain subject to potential delisting as a result of our failure to timely file our Forms 10-Q for the periods ended March 31, and June 30, 2007 that have yet to be filed with the SEC.

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

Securities Litigation, C-06-4346-JF. We and the other named defendants filed or joined various motions to dismiss the third amended complaint on June 4 and 5, 2007. On May 8, 2007, a substantially identical pro se lawsuit was filed in the Northern District of California by another purported Rambus shareholder against the same parties. These two pro se lawsuits each allege violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. The two lawsuits were consolidated into a single action by court order dated June 25, 2007. Our pending motion to dismiss was taken off calendar, and the plaintiffs filed a consolidated amended complaint on July 25, 2007. We and the other defendants filed motions to dismiss on August 10, 2007. At a hearing on these motions held on for September 7, 2007, the California court stated its intention to dismiss the complaint with leave to amend, but no written order has been issued to date.

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

We have a high degree of revenue concentration, with our top five licensees representing 75% and 65% of our revenues for the quarter and nine months ended September 30, 2006, respectively. This compares with the quarter and nine months ended September 30, 2005 where revenues from our top five licensees accounted for approximately 79% and 74% of our revenues, respectively. For the quarter ended September 30, 2006, revenues from Fujitsu, Elpida, Qimonda and AMD each accounted for greater than 10% of our total revenues. For the quarter ended September 30, 2005, revenues from Intel, Elpida and Toshiba each accounted for greater than 10% of total revenues.

Our revenue from companies headquartered outside of the United States accounted for 87% and 72% of our total revenues for the quarter and nine months ended September 30, 2006, respectively, as compared to the quarter and nine months ended September 30, 2005 when our revenue from outside of the United States accounted for 68% and 70% of our total revenues, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 As restated(1)	2006	2005 As restated(1)
Revenues:
Contract revenues	9.6%	22.2%	12.5%	17.3%
Royalties	90.4%	77.8%	87.5%	82.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues *	13.3%	14.9%	16.1%	15.7%
Research and development *	38.5%	35.3%	36.1%	30.4%
Marketing, general and administrative *	52.5%	51.1%	57.4%	53.0%
Costs of restatement and related legal activities	51.8%	0.0%	18.0%	0.0%

Total costs and expenses	156.1%	101.3%	127.6%	99.1%

Operating income (loss)	(56.1)%	(1.3)%	(27.6)%	0.9%
Interest and other income, net	9.7%	58.9%	8.4%	23.1%

Income (loss) before income taxes	(46.4)%	57.6%	(19.2)%	24.0%
Provision for (benefit from) income taxes	2.9%	25.1%	(8.1)%	3.8%

Net income (loss)	(49.3)%	32.5%	(11.1)%	20.2%

* Includes stock-based compensation:
Cost of contract revenues	4.0%	2.4%	4.4%	2.6%
Research and development	9.3%	5.9%	8.0%	5.1%
Marketing, general and administrative	9.5%	4.9%	9.1%	6.1%

Total stock-based compensation	22.8%	13.2%	21.5%	13.8%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

(Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Total Revenues
Contract revenues	$4.4	$8.0	(45.0)%	$17.8	$20.0	(11.0)%
Royalties	41.5	28.0	48.2%	124.9	95.6	30.6%

Total revenues	$45.9	$36.0	27.5%	$142.7	$115.6	23.4%

Contract Revenues

Percentage-of-Completion Contracts

For the quarter and nine months ended September 30, 2006 as compared to the same periods ended September 30, 2005, percentage-of-completion contract revenue decreased (approximately $3.2 million and $6.6 million, respectively) due to completion of leadership chip interface contracts during 2005 including XDR and FlexIO.

We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

Revenue for other contracts is recognized over the estimated service periods or on a completed contract basis. For the quarter ended September 30, 2006 as compared to the same period in 2005, revenue decreased (approximately $0.4 million) due to decreased revenue from leadership and industry standard chip interface contracts. For the nine months ended September 30, 2006 as compared to the same period in 2005, revenue increased (approximately $4.4 million) due to increased revenue from leadership and industry chip interface contracts.

Royalty Revenues

Patent Licenses

In the quarter and nine months ended September 30, 2006, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties increased (approximately $22.5 million) for SDR and DDR-compatible products in the quarter ended September 30, 2006 and (approximately $38.9 million) for the nine months ended September 30, 2006 as compared to the same periods in 2005, primarily due to revenue from licensees signed in 2005 and the first quarter of 2006 including Fujitsu, Qimonda and AMD. The increase during the quarter was partially offset by a reduction in royalties from Matsushita and Samsung, and the increase during the nine months was partially offset by a reduction in royalties from Samsung, Matsushita and NEC.

As of September 30, 2006, we had both variable and fixed royalty agreements for our SDR and DDR-compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We expect to recognize royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payable because the contractual terms of the agreement provide for payments on an extended term basis. We expect to recognize royalty revenues of $18.8 million in fiscal year 2006, $15.0 million in fiscal years 2007 through 2009 and $11.3 million in the fiscal year 2010 under the AMD agreement. The AMD agreement provides a license of our patented technology used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

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

The patent cross-license agreement with Intel expired in September 2006 and no further payments are owed to us under it. Intel now has a paid up license for the use of all of our patents which claimed priority prior to September 2006. There was no royalty revenue recorded from the Intel patent cross-license in the three months ended September 30, 2006 but it represented the second largest source of royalties in the nine months ended September 30, 2006. Royalties under this agreement decreased in the quarter and nine months ended September 30, 2006, as compared to the same periods in 2005 (approximately $10.0 million).

Product Licenses

In the quarter and nine months ended September 30, 2006, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased during the quarter and during nine months ended September 30, 2006 as compared to the same periods in 2005 (approximately $0.4 million and $0.7 million respectively). RDRAM is approaching end-of-life and in the future, we expect RDRAM royalties will continue to decline.

Royalties from XDR, FlexIO, DDR and serial link-compatible products represent the fourth largest category of royalties. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased during the quarter and nine months ended September 30, 2006 as compared to the same period in 2005 (approximately $1.4 million and $1.1 million respectively). This increase was primarily due to higher royalties on XDR and DDR product licenses.

In the future, we expect royalties from XDR, FlexIO, DDR and serial link -compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix. We expect that XDR and FlexIO royalties will increase as a result of the shipments of the Sony PLAYSTATION®3 product.

Engineering Costs

(Unaudited)	Three Months Ended September			Nine Months Ended September
(Dollars in millions)	2006	2005 As restated(1)	Change	2006	2005 As restated(1)	Change
Engineering costs
Cost of contract revenues	$4.3	$4.5	(4.4)%	$16.6	$15.0	10.7%
Stock-based compensation	1.8	0.9	100.0%	6.4	3.1	106.5%

Total cost of contract revenues	6.1	5.4	13.0%	23.0	18.1	27.1%

Research and development	13.4	10.6	26.4%	40.2	29.2	37.7%
Stock-based compensation	4.3	2.1	104.8%	11.4	5.9	93.2%

Total research and development	17.7	12.7	39.4%	51.6	35.1	47.0%

Total engineering costs	$23.8	$18.1	31.5%	$74.6	$53.2	40.2%

Stock-based compensation included above
Cost of contract revenues	$1.8	$0.9	100.0%	$6.4	$3.1	106.5%
Research and development expenses	4.3	2.1	104.8%	11.4	5.9	93.2%

Total stock-based compensation	$6.1	$3.0	103.3%	$17.8	$9.0	97.8%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

For the quarter ended September 30, 2006 as compared to the same period in 2005, the increase in total engineering costs which includes cost of contract revenue, was primarily a result of increased stock-based compensation costs (approximately $3.1 million) due to the expensing of stock options in compliance with SFAS 123(R), increased salary and benefit costs (approximately $1.0 million) primarily associated with an increase of approximately 51 employees (23 in the United States and 28 in India), increased information technology costs due to spending related to personnel, consulting and depreciation (approximately $0.7 million), increased depreciation and intangible amortization (approximately $0.5 million), increased bonus (approximately $0.4 million) primarily due to anticipated higher achievement of bonus targets and an increased number of participants in the corporate bonus plan.

For the nine months ended September 30, 2006 as compared to the same period in 2005, the increase in total engineering costs was primarily a result of increased stock-based compensation costs (approximately $8.8 million) due to the expensing of stock options in compliance with SFAS 123(R), increased salary and benefit costs (approximately $4.6 million) primarily associated with an average increase of approximately 57 employees (23 in the United States and 34 in India), increased bonus (approximately $2.3 million) primarily due to anticipated higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, increased information technology costs due to spending related to personnel, consulting and depreciation (approximately $1.7 million), increased depreciation and intangible amortization (approximately $1.6 million), and higher payroll taxes (approximately $0.7 million) associated with higher stock option exercises in the first half of 2006.

In certain periods, the cost of contract revenues may exceed contract revenues. This can be a result of expensing pre-contract costs, expensing completed contract costs where the realizability of an asset is uncertain, and low utilization of project resources.

In the near term, we expect engineering costs will continue to increase as we make investments in the infrastructure and technologies required to maintain our leadership position in chip interface technologies and increase headcount.

Marketing, general, and administrative costs

(Unaudited)	Three Months Ended September			Nine Months Ended September 30,
		2005			2005
(Dollars in millions)	2006	As restated(1)	Change	2006	As restated(1)	Change
Marketing, general and administrative costs
Marketing, general and administrative costs	$11.0	$7.8	41.0%	$34.7	$24.4	42.2%
Litigation expense	8.7	8.8	(1.1)%	34.2	29.9	14.4%
Stock-based compensation	4.4	1.8	144.4%	13.0	7.0	85.7%

Total marketing, general and administrative costs including stock-based compensation	$24.1	$18.4	31.0%	$81.9	$61.3	33.6%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

The increase in total marketing, general and administrative costs including litigation expense for the quarter ended September 30, 2006 as compared to the same period in 2005 was primarily due to increased stock-based compensation costs (approximately $2.6 million) due to the expensing of stock options in compliance with SFAS 123(R), increased salary and benefit costs (approximately $1.2 million) primarily associated with an increase of approximately 34 employees (28 in the United States and 6 internationally), increased bonus (approximately $0.6 million) primarily due to anticipated higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, increased consulting costs (approximately $0.5 million), and increased depreciation and intangible amortization (approximately $0.3 million).

The increase in total marketing, general and administrative costs including litigation expense for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to increased stock-based compensation costs (approximately $6.0 million) due to the expensing of stock options in compliance with SFAS 123(R), increased litigation costs (approximately $4.3 million) due to a bonus paid to a law firm in the second quarter of 2006, increased salary and benefit costs (approximately $4.0 million) primarily associated with an average increase of approximately 37 employees (29 in the United States and 8 internationally), increased bonus (approximately $2.7 million) primarily due to anticipated higher achievement of targets and an increased number of participants in the corporate bonus plan, higher payroll taxes (approximately $1.1 million) associated with high stock option exercises in the first half of 2006, increased consulting costs (approximately $0.9 million), increased depreciation and intangible amortization (approximately $0.7 million), and increased recruitment expense (approximately $0.4 million).

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

Costs of Restatement and Related Legal Activities:

(Unaudited)	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Costs of restatement and related legal activities(1)	$23.8	$—	—%	$25.7	$—	—%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

For the three and nine months ended September 30, 2006, we incurred approximately $23.8 and $25.7 million, respectively in costs of restatement and related legal activities. The costs consist primarily of settlement accruals, including the accrual of $18.0 million in the third quarter of 2006 related to the potential settlement of the consolidated class action lawsuit pertaining to the accounting for stock option grants and related disclosures, plus investigation, audit, litigation and other professional fees. There were no comparable costs incurred for the three and nine months ended September 30, 2005. We anticipate that there will be additional costs relating to these matters in the future.

Interest and Other Income, net

(Unaudited)	Three Months Ended September			Nine Months Ended September
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Interest and other income, net	$4.5	$21.2	(78.8)%	$12.0	$26.7	(55.1)%

In the quarter ended September 30, 2006, as compared to the same period in 2005, interest and other income, net decreased primarily due to gains on the repurchase of our outstanding convertible notes in the quarter ended September 30, 2005 (approximately $18.6 million), partially offset by higher interest income in 2006 (approximately $1.9 million).

In the nine months ended September 30, 2006, as compared to the same period in 2005, the decrease in interest and other income, net was primarily due to gains on the repurchase of our outstanding convertible notes in the quarter ended September 30, 2005 (approximately $18.6 million), partially offset by higher interest income in 2006 (approximately $3.9 million).

In the future, we expect that interest and other income, net will vary from period to period based on the amount of cash and marketable securities and interest rates.

Provision for (benefit from) Income Taxes

(Unaudited)	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2006	2005 As restated(1)	Change As restated(1)	2006	2005 As restated(1)	Change As restated(1)
Provision for (benefit from) income taxes	$1.3	$9.1	(85.7)%	$(11.5)	$4.4	(361.4)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Unaudited Consolidated Financial Statements.

In the quarter ended September 30, 2006, our effective tax rate was (6.3%) as compared with a rate of 43.7% for the same period in 2005. The change in our effective tax rate for the quarter ended September 30, 2006 is primarily due to the change in our projected pre-tax income for 2006 and discrete items related to stock-based compensation and disqualifying dispositions of ESPPs. The effective tax rate for the quarter ended September 30, 2006 also includes the impact of the expiration of the Federal Research and Development credit. If the Federal Research and Development credit is reinstated, the impact to our effective tax rate will be recognized in the quarter in which the tax law change is enacted. In the nine months ended September 30, 2006, the provision for income taxes decreased compared to the same period in 2005 primarily due to a decrease in income before taxes, partially offset by the recognition of tax benefits for stock related compensation for certain former officers in 2005.

The effective tax rate for the three months ended September 30, 2006 differs from the statutory rate primarily due to the deductibility of stock-based compensation expense for former officers. The effective tax rate for the three months ended September 30, 2005 differs from the statutory rate primarily due to changes in the expected annual pretax earnings during the period.

As of September 30, 2006, our balance sheet included net deferred tax assets of approximately $113.0 million, relating primarily to the difference between tax and book treatment of depreciation and amortization; employee stock related compensation expenses, litigation expenses, net operating loss carryovers and tax credits.

The ability to realize the deferred tax asset is dependent on sufficient levels of future taxable income and other factors. We regularly assess all available evidence, both positive and negative, to determine the realizability of our deferred tax asset.

Liquidity and Capital Resources

(Unaudited)	Nine Months Ended September 30,
(In millions)	2006	2005 As restated(1)
Net cash provided by operating activities	$39.0	$22.8
Net cash provided by (used in) investing activities	$17.2	$(154.6)
Net cash provided by financing activities	$36.2	$139.7

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes of Unaudited Consolidated Financial Statements

Operating Activities

Cash generated by operating activities was $39.0 million in the nine months ended September 30, 2006, and was primarily the result of a net loss of $15.9 million adjusted for certain non-cash items including stock compensation of $30.8 million, an increase in accounts and taxes payable, accrued salaries and benefits and other accrued liabilities of $25.2 million, (primarily due to litigation and employee bonus accruals), depreciation of $8.3 million, amortization of intangible assets and note issuance costs of $4.5 million, and a loss on the disposal of assets of $0.1 million, offset by a tax shortfall from stock options exercised of $0.1 million. This cash generated by operating activities was partially offset by an increase in prepaid expenses, deferred taxes and other assets of $13.4 million, primarily as a result of increases in deferred tax assets associated with stock-based compensation, and an increase in billed and unbilled accounts receivable of $0.5 million.

Cash generated by operating activities was $22.8 million in the nine months ended September 30, 2005, and was primarily the result of net income of $23.5 million adjusted for certain non-cash items including amortization of stock compensation of $16.0 million, depreciation of $6.7 million, amortization of intangible assets and note issuance costs of $4.1 million, tax benefit of stock options of $0.8 million, and reduced by the gain on repurchase of convertible notes of $18.6 million. In addition, cash generated by operating activities improved due to an increase in accounts and taxes payable, accrued salaries and benefits and other accrued liabilities of $1.2 million and a decrease of other assets of $0.1 million. This cash generated by operating activities was partially offset by a net decrease in deferred revenue of $11.0 million. The net decrease in deferred revenue represents revenues recognized in excess of contract billings during the period, primarily related to the revenue associated with our XDR and FlexIO contracts.

Investing Activities

Cash provided by investing activities was $17.2 million in the nine months ended September 30, 2006, and primarily consisted of net maturities of marketable securities of $27.2 million resulting from the investment of a portion of the net proceeds from the issuance of stock. In addition, $8.7 million was used for the purchase of property and equipment and leasehold improvements, including computer and software purchases, $1.0 million was used to acquire certain proprietary assets from GDA, and $0.3 million was used to purchase intangible assets.

Cash used in investing activities was $154.6 million in the nine months ended September 30, 2005, and primarily consisted of net purchases of marketable securities of $144.4 million resulting from the investment of a portion of the net proceeds from the issuance of convertible notes. In addition, $7.6 million was used for the purchase of property and equipment, including computer and software purchases in the United States and computer equipment, software, leasehold improvements and office equipment and furniture for a new facility in India, and $5.4 million was used to acquire certain proprietary digital core designs. Restricted cash decreased $2.8 million due to the settlement in the Infineon case in 2005.

Financing Activities

Net cash provided by financing activities was $36.2 million in the nine months ended September 30, 2006. We received net proceeds from the exercise of employee stock options and common stock issued under our employee stock purchase plan of $57.6 million. This cash provided from the financing activities was partially offset by the repurchase of our common stock of $21.0 million. In addition we made a $0.4 million installment payment on a $2.8 million installment payment agreement related to a fixed asset purchase in 2005.

Net cash provided by financing activities was $139.7 million in the nine months ended September 30, 2005. We received net proceeds from the issuance of convertible notes of $292.7 million and net proceeds from the issuance of common stock associated with exercises of employee stock options and common stock issued under our employee stock purchase plan of $6.1 million. This cash provided from the issuance of convertible notes and common stock was partially offset by the purchases of outstanding convertible notes of $84.1 million and the repurchase of our common stock of $75.0 million.

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

In May 2006, we signed an agreement to lease a new office facility in Bangalore, India into which we intend to consolidate all of our Bangalore operations. We are currently awaiting receipt of a certificate of occupancy or confirmation of deemed occupancy under local statutes in order for us to occupy the building.

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

As of September 30, 2006, our material contractual obligations are:

(In thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Leases	$24,492	$6,271	$11,807	$6,414	$—
Convertible Debt	160,000	—	—	160,000	—
Purchased software and licenses (1)	2,562	1,344	1,218	—	—

Total	$187,054	$7,615	$13,025	$166,414	$—

(1)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2006 which are also listed on our balance sheet under current and other long-term liabilities.

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

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. On January 23, 2006, our Board of Directors approved an authorization to repurchase up to an additional five million shares of its Common Stock, giving us a total authorization to purchase up to 19.0 million shares of its outstanding Common Stock over an undefined period of time. During the nine month period ended September 30, 2006, we repurchased 0.7 million shares at an average price per share of $29.94. As of September 30, 2006, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. This amount includes 4.1 million shares repurchased in connection with our $300.0 million zero coupon senior convertible subordinated note offering on February 1, 2005. As of September 30, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. We will not repurchase additional shares until we are current with our SEC filings.

We record stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” we record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. In the nine month period ended September 30, 2006, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $20.2 million was recorded as an increase to the accumulated deficit for the nine month period ended September 30, 2006.

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

In application of the specific authoritative literature cited above, we comply with Financial Accounting Standards Board Statement of Financial Accounting Concepts No. 5 and 6,. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Determination of whether or not these criteria have been met may require us to make judgments, assumptions and estimates based upon current information and historical experience.

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

Contract Revenues

We generally recognize revenue in accordance the provisions of SOP 81-1 for development contracts related to licenses of our chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenues derived from such license and engineering services may be recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based upon labor-hours incurred. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If we determine that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees will be recognized over a longer period. If there is significant uncertainty about the time to complete, or the deliverables by either party, we evaluate the appropriateness of applying the completed contract method of accounting under SOP 81-1. Such evaluation is completed by us on a contract-by-contract basis. For all contracts where revenue recognition must be delayed until the contract deliverables are substantially complete, we evaluate the realisability of the assets which the accumulated costs would represent and defer or expense as incurred based upon the conclusions of our realization analysis.

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

We recognize revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for development contracts related to licenses of our chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and minimal engineering service fees which are not essential to the functionality of the product. Our rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, we do not have a sufficient population of contracts from which to derive vendor specific objective evidence.

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

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. We elected the modified prospective method of adoption which recognizes compensation expense for the fair value of all stock-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of our stock option and Employee

Stock Purchase Plan (“ESPP”) awards consistent with the provisions of SFAS 123(R). The BSM option-pricing model requires the estimation of highly complex and subjective variables. These variables include expected volatility, expected life, of the award expected dividend rate and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that most significantly affect the grant date fair value. The expected stock price volatility assumption was determined using the implied volatility of the Company’s Common Stock. We use implied volatility for both our stock options and ESPP shares based on freely traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical or blended volatility. If there is not sufficient volume in our market traded options for any period, we will use an equally weighted blend of historical and implied volatility. The expected term assumption for our stock option grants was determined using a Monte Carlo simulation model which projects future option holder behavior patterns based upon actual historical option exercises. SFAS 123(R) also requires the application of a forfeiture rate to the calculated fair value of stock options on a prospective basis. Our assumption of forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting over the trailing four years. If our assumption of forfeiture rate changes, we would have to make a cumulative adjustment in the current period. We monitor the assumptions used to compute the fair value of our stock options and ESPP awards on a regular basis and we will revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of these awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 6, “Stock-Based Compensation” for more information regarding the valuation of stock-based compensation.

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

We invest our cash equivalents and short-term investments in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Repurchase Agreements, Commercial Paper and Bankers’ Acceptance. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2006, we had an investment portfolio of fixed income marketable securities of $286.5 million excluding Cash and Cash Equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of September 30, 2006, the fair value of the portfolio would decline by approximately $0.8 million. Actual results may differ materially from this sensitivity analysis.

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of business development offices of from 3 to 11 people in any one country and one design center in India. We monitor our foreign currency exposure however, as of September 30, 2006 our foreign currency exposure is not material enough to warrant foreign currency hedging.

The table below summarizes the book value, fair value, unrealized losses and related weighted average interest rates for our marketable securities portfolio as of September 30, 2006 and December 31, 2005.

(Unaudited)	September 30, 2006
(Dollars in thousands)	Fair Value	Book Value	Unrealized Gain/(Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$265,634	$266,988	$(1,354)	4.28%
Corporate notes and bonds	20,832	20,879	(47)	4.29%

Total marketable securities	$286,466	$287,867	$(1,401)

(Unaudited)	December 31, 2005
(Dollars in thousands)	Fair Value	Book Value	Unrealized Gain/(Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$280,659	$283,018	$(2,359)	3.81%
Corporate notes and bonds	32,340	32,705	(365)	2.42%

Total marketable securities	$312,999	$315,723	$(2,724)

The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2006:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)
Description of Securities
United States government debt securities	$223,427	$(1,070)	$42,207	$(284)	$265,634	$(1,354)
Corporate notes and bonds	$18,023	$(43)	$2,809	$(4)	$20,832	$(47)

United States government agencies: The unrealized losses on our investments in U.S. government agencies were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold the investments until there is a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at September 30, 2006. As of September 30, 2006, we had a total of 70 investments in U.S. government agency securities that had unrealized losses.

Corporate notes and bonds: The unrealized losses on our investments in corporate notes and bonds were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold the investments until there is a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at September 30, 2006. As of September 30, 2006, we had a total of 8 investments in corporate notes and bonds that had unrealized losses.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2006 and, therefore, as of September 30, 2006. See Item 9A of our Form 10-K for the year ended December 31, 2006 for more information.

Changes in Internal Controls over Financial Reporting

Management is committed to remediating the material weaknesses identified as noted above by implementing changes to our internal control over financial reporting. See Item 9A in our Form 10-K for the year ended December 31, 2006 for more information.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, Hynix’s claims attempt to include our 1990’s relationship with Intel and our alleged disparagement of SDRAM and DDR SDRAM products in the 1990’s and early 2000’s. As further discussed below, Hynix has also asserted that the Federal Trade Commission’s (the “FTC”) finding that we acted improperly at JEDEC should be given prima facie evidentiary effect in the private action and/or should entitle it to summary judgment on certain counterclaims. Micron, Samsung, and Nanya (collectively with Hynix, the “Manufacturers”) recently asserted similar arguments in support of their respective counterclaims. While we have opposed the Manufacturers’ attempt to use the FTC’s findings in private litigation, there can be no assurance that we will succeed. If any Manufacturer prevails, we could be limited in our ability to enforce certain of our patents. Furthermore, in August of 2007, the Company received a Statement of Objections from the European Commission, alleging violations of competition law arising from the same basic facts as the FTC decision. There is no assurance that the ultimate decision in that case will not restrict our ability to enforce certain of our patents.

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

Litigation or other third-party claims of intellectual property infringement could require us to expend substantial resources and could prevent us from developing or licensing our technology on a cost-effective basis.

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

Risks Related to the Investigation of Past Stock Option Practices and the Related Restatement of our Prior Financial Results.

The matters relating to the independent investigation of our historical stock option granting practices and the restatement of our financial statements have required, and may continue to require, a significant amount of management time and accounting, financial and legal resources, which could adversely affect our business, financial condition and results of operations.

On May 30, 2006, we announced the commencement of our Audit Committee’s internal investigation of the timing of stock option grant practices and related accounting issues. The Audit Committee has determined that a significant number of our historical stock option grants were not correctly dated and our previous accounting should be adjusted. As a result of the Audit Committee’s investigation and our own review of our historical financial statements, we concluded that our previously filed financial statements should no longer be relied upon. We have restated the affected periods by filing an Annual Report on Form 10-K for the year ended December 31, 2006, which includes restatements of the various previously filed financial statements as detailed therein. For a discussion of the investigation, its findings and the effects of this restatement on our previously filed financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Audit Committee, Special Litigation Committee and Company Findings, Remedial Measures and Related Proceedings” and Note 3, “Restatement of Consolidated Financial Statements.”

On October 18, 2006, our Board of Directors established a Special Litigation Committee (the “SLC”) to evaluate potential claims or other actions arising from our stock option granting activities The SLC has now concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of our present and former officers and directors and filed a written report setting out its findings with the U.S. District Court for the Northern District of California. For additional information about the findings of the SLC, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shareholder Litigation Related to Historical Stock Option Practices.”

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

There can be no assurance that further lawsuits by parties who allege they suffered injury as a consequence of our past stock option granting practices will not be filed in the future. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have accrued an estimate of certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation will exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in the litigation related to our past stock option granting practices could have material adverse impact on our business, financial condition, results of operations and the trading price of our Common Stock.

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

As a result of our investigation into historical stock option practices, we have determined that certain options that had formerly been classified as ISO grants did not qualify for such ISO tax treatment because the grants had an exercise price below the fair market value of our Common Stock on the actual grant date. The IRS is currently auditing us with respect to this issue. In addition, we could face penalties, certain payment obligations for our employees or other costs in connection with the treatment of certain stock options impacted by the deferred compensation rules under Section 409A of the Internal Revenue Code (and other similar provisions of the California and other state tax laws). Also, we were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits imposed by Section 162(m) of the Internal Revenue Code which reduced our available tax net operating loss carry-forwards for certain historical periods. These and other tax consequences related to our historical stock option practices could give rise to monetary liabilities for us and/or our current and former employees which may have to be satisfied in a future period. There can be no assurance that further regulatory inquiries or actions will not be commenced by the IRS or other state or foreign regulatory taxation authorities regarding the tax implications of our historical stock option practices. The unfavorable resolution of any potential tax regulatory proceeding or action could require us to make significant payments in overdue taxes, penalties and fines or otherwise record charges (or reduce tax assets) that may adversely affect our results of operations and financial condition.

We may be required to indemnify our current and former directors, officers and employees in connection with the litigation and other actions related to the investigation which could result in significant legal expenses and other costs to us.

Our bylaws and certain indemnification agreements require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature unless such person acted criminally, in a manner opposed to our best interests or did not act in good faith. Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability. Therefore, the expense of indemnifying our current and former directors, officers and employees and agents in their defense or related expenses as a result of the derivative, class action and any regulatory actions related to the investigation and financial restatement may be significant. While we have a director and officer insurance policy that in some circumstances limits our exposure and enables us to recover a portion of any amounts to be paid, our insurance coverage will not be sufficient to cover our liabilities in all of the current actions. Furthermore, the underwriters of our directors and officer insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters, in which case we may be required to pay the indemnification amounts owed to such directors and officers without any insurance coverage. Finally, we may be delayed or otherwise unable to recover any indemnification that we advanced to persons that are finally determined not to be protected by our indemnification obligations due to their actions. Therefore, our indemnification obligations could result in the diversion of our financial resources that adversely affects our business, financial condition and results of operations.

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

For the three and nine months ended September 30, 2006, revenues from our top five licensees accounted for approximately 75% and 65%, respectively. For the three and nine months ended September 30, 2005, revenues from our top five licensees accounted for approximately 79% and 74%, respectively. For the three months ended September 30, 2006 revenues from Elpida, Fujitsu, Qimonda and AMD each accounted for greater than 10% of our total revenues. For the nine months ended September 30, 2006, revenues from Elpida, Fujitsu, Qimonda, AMD and Intel each accounted for greater than 10% of our total revenues. For each of the three and nine months ended September 30, 2005, revenues from Intel, Elpida, and Toshiba each accounted for greater than 10% of total revenues. We may continue to experience significant revenue concentration for the foreseeable future.

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

Our Common Stock is currently is listed on The Nasdaq Global Select Market under the symbol “RMBS.” The trading price of our Common Stock has been subject to wide fluctuations which may continue in the future in response to, among other things, the following:

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors other than those set forth above which are beyond our ability to control or assess in advance that could cause our operating results to fluctuate include:

•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications, such as the Sony PLAYSTATION®3;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;• the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of the timing and amount of any litigation expenses;

•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts; and

•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

For the three and nine months ended September 30, 2006, royalties accounted for 90% and 88% of our total revenues, respectively. We believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is reasonably assured.

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

For the three and nine months ended September 30, 2006, revenues from our sales to international customers constituted approximately 87% and 72% of our total revenues, respectively. For the three and nine months ended September 30, 2005, revenues from our sales to international customers constituted approximately 68% and 70% of our total revenues, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

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

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations, as described elsewhere in this report. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), requires us to use valuation methodologies which were not developed for use in valuing employee stock options and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our cost of contract revenues, research and development expenses, marketing, general and administrative expenses and our tax rate, which could have an adverse impact on our results of operations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the, new SEC regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

On August 17, 2006, Rambus received a notice of default from U.S. Bank National Association, as trustee (the “Trustee”) for the Company’s Zero Coupon Convertible Senior Notes (the “convertible notes”). The notice asserted that the Company’s failure to file its Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between Rambus and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if Rambus did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, Rambus received a notice from the Trustee stating that since the Company had not cured the default that had been asserted by the Trustee within the sixty day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, Rambus received an additional notice of default from the Trustee relating to the Company’s failure to file its Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, Rambus received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable. Default interest on the convertible notes accrues at a rate of 2% per annum from the date on which full payment of the convertible notes is due to the date that full payment is made. See Note 13 of the Unaudited Consolidated Financial Statements for more information on the convertible notes.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

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