Form 10-K
period 2006-12-31
RAMBUS INC
filed 2007-09-14
CIK 917273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-22339

RAMBUS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4440 El Camino Real Los Altos, California	94022
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (650) 947-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value Preferred Share Purchase Rights	The NASDAQ Stock Market LLC (The Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $1.64 billion based upon the closing price reported for such date on The Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 103,820,383 as of May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Annual Report on Form 10-K for our fiscal year December 31, 2006 includes restatements of: (1) previously filed consolidated financial statements, financial data and related disclosures as of December 31, 2005 and for our fiscal years ended December 31, 2005 and 2004; (2) our selected consolidated financial data as of and for our fiscal years ended December 31, 2005, 2004, 2003, our quarter ended December 31, 2002 and our fiscal year ended September 30, 2002; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2005 and 2004 contained in Item 7 of this Form 10-K; and (4) our unaudited quarterly financial data for the first quarter of fiscal year ended December 31, 2006 and for all quarters in our fiscal year ended December 31, 2005 located at the end of Item 15 of this Form 10-K. The restatements are the result of errors in the way we accounted for certain historical stock option grants that were discovered through our independent stock option investigation conducted by the Audit Committee of the Board of Directors. See Note 3, “Restatement of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements and Exhibit 99.1 for a detailed discussion of the effect of the restatements.

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

As a result of an investigation of our historical stock option practices by the Audit Committee of our Board of Directors, and a concurrent internal review by our management under the oversight of the Audit Committee, we determined that our previous accounting should be adjusted for: (a) stock option grants for which the Audit Committee determined that the actual grant date for accounting purposes was different from the stated grant date for new hire grants to employees, annual and other grants to employees, and any grants to officers; (b) grants made to individuals who had extensions of option termination dates and, in some cases, extensions of vesting periods pursuant to separation agreements under which the individuals did not perform any significant duties during the separation period but were still listed as employees; (c) payroll tax withholding liabilities for certain repriced stock grants that no longer qualify for Incentive Stock Option (“ISO”) tax treatment; and (d) other miscellaneous adjustments for modifications and errors, including adjustments for grants to non-employees providing consulting services and adjustments for continued vesting after an individual converted from an employee to a consultant role. For further information on the details of the investigation and related findings, see Note 3 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

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

As a result of the issues identified, we recorded additional pre-tax, non-cash, stock-based compensation expense of $169.4 million under APB 25 for the period between May 13, 1997 (the date of our initial public offering) and December 31, 2005, comprised of $146.9 million related to remeasured stock options and $22.5 million related to other stock compensation adjustments. The cumulative tax benefit from the recording of these adjustments was $67.0 million. The impact of these adjustments, net of taxes, decreased our previously reported cumulative net income by $102.4 million for the same period. The tax benefit amount differs from the statutory tax benefit principally as a result of limitations on our ability to deduct certain executive stock-based compensation and changes in geographical mix of expenses.

For the year ended December 31, 2006, in accordance with SFAS 123(R), we recorded additional pre-tax, non-cash, stock-based compensation expense of $6.8 million, comprised of $6.3 million related to remeasured stock options and $0.5 million related to other stock compensation adjustments. As of December 31, 2006, we had $6.6 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Restated selected quarterly unaudited consolidated financial data for the three months ended March 31, 2006 and 2005, the related revised management’s discussion and analysis of financial condition and results of operations for these periods and restated tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are included in Exhibit 99.1 of this Annual Report on Form 10-K. The previously filed consolidated financial statements for the quarters ended June 30 and September 30, 2005, are restated in the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, respectively.

PART I

Rambus, RDRAM, XDR, FlexIO and FlexPhase are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this annual report on Form 10-K are the property of their respective owners.

Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Advanced Backplane	ABP
Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Fully Buffered-Dual In-line Memory Module	FB-DIMM
Gigabytes per second	Gb/s
Graphics Double Data Rate	GDDR
Input/Output	I/O
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAM
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDR

From time to time we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

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

Rambus Inc. (“we” or “Rambus”) was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 4440 El Camino Real, Los Altos, California. Our Internet address is www.rambus.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

We design, develop and license chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the time-to-market, performance, and cost-effectiveness of our customers’ semiconductor and system products for computing, communications and consumer electronics applications.

As of May 31, 2007, our chip interface technologies are covered by more than 600 U.S. and international patents. Additionally, we have approximately 500 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

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

Second, we develop “leadership” (which are Rambus-proprietary products widely licensed to our customers) and industry-standard chip interface products that we provide to our customers under license for incorporation into their semiconductor and system products. Because of the often complex nature of implementing state-of-the art chip interface technology, we offer our customers a range of engineering services to help them successfully integrate our chip interface products into their semiconductors and systems. Product license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are customarily bundled with our product licenses, and are performed on a fixed price basis. Further, under product licenses, our customers may receive licenses to our patents necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

Background

The performance of computers, consumer electronics and other electronic systems is often constrained by the speed of data transfer between the chips within the system. Ideally, the rate of the data transfer between chips should support the rate of data transfer on-chip. However, on-chip frequencies continue to exceed the frequency of communication between chips at a growing rate. The incorporation of multiple-cores in processor chips drives an even greater need for higher rates of data transfer. Further, the inability to scale packaging technology (number of signal pins on a package) at the rate at which transistor counts scale through improvements in semiconductor process technology only worsens the chip interface “bottleneck.” As a result, continued advances to increase on-chip frequencies, number of cores or transistor densities face potentially diminishing returns in increasing overall system performance. Our technologies help semiconductor and system designers speed the performance of chip interfaces, thus helping to boost the overall performance of electronic systems.

Our Offerings

Patent Licensing

We derive the majority of our annual revenues by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Elpida, Fujitsu, Qimonda, Intel, Matsushita, NECEL, Renesas, Spansion and Toshiba have taken licenses to our patents for use in their own products. Examples of the many patented innovations in our portfolio include:

Fully Synchronous DRAM which is designed to allow precise timing from a DRAM system, improving memory transfer efficiency.

Dual Edge Clocking which is designed to allow data to be sent on both the leading and trailing edge of the clock pulse, effectively doubling the transfer rate out of a memory core without the need for higher system clock speeds.

Variable Burst Length which is designed to improve data transfer efficiency by allowing varying amounts of data to be sent per a memory read or write request in DRAMs and Flash memory.

FlexPhase™ technology which synchronizes data output and compensates for circuit timing errors.

Channel Equalization which is designed to improve signal integrity and system margins by reducing inter-symbol interference in high speed parallel and serial link channels.

Product Licensing

We license our leadership and industry-standard chip interface products to our customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, Fujitsu, IBM, Intel, Matsushita, Texas Instruments, Sony, ST Micro, Qimonda and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help successfully integrate our chip interface products into their semiconductors and systems. Additionally, product licensees receive, as an adjunct to their chip interface license agreements, patent licenses as necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Our leadership chip interface products include the XDR™, XDR2 and RDRAM™ memory chip interface products and the FlexIO™ processor bus.

The XDR Memory Architecture enables what we believe to be the world’s fastest production DRAM with operation up to 6.4 Gb/s. XDR DRAM is the main memory solution for Sony Computer Entertainment’s PLAYSTATION®3 as well as for Texas Instrument’s latest generation of DLP front projectors.

The XDR2 Memory Architecture incorporates our DRAM micro-threading innovation and delivers the world’s highest performance for graphics intensive applications such as gaming and digital video.

RDRAM Memory has shipped in the Sony PlayStation®2, Intel-based PCs, Texas Instruments DLP TVs and in Juniper routers. Our customers have sold over 500 million RDRAM devices across all applications to date. This product is approaching end-of-life, and we anticipate revenues from RDRAM will continue to decline.

The FlexIO Processor Bus is a high speed chip-to-chip interface. It is one of our two key chip interface products that enable the Cell BE processor co-developed by Sony, Toshiba and IBM. In the PLAYSTATION®3, FlexIO provides the interface between the Cell BE, the RSX graphics processor and the SouthBridge chip.

In addition to our leadership products, we offer industry-standard chip interface products for versions of DDRx (where the “x” is a number that represents a version), GDDRx (where the “x” is a number that represents a version), and PCI Express. We also offer digital logic controllers for PCI Express and DDRx memory.

Target Markets, Applications and Customers

We work with leading and emerging semiconductor and system customers to enable their next-generation products. We engage with our customers across the entire product life cycle, from system architecture development, to chip design, to system integration, to production ramp up through product maturation. Our chip interface technologies and patented inventions are incorporated into a broad range of high-volume applications in the computing, consumer electronics and communications markets. System level products that utilize our patented inventions and/or products include personal computers, servers, printers, video projectors, video game consoles, digital TVs, set-top boxes and mobile phones manufactured by such companies as Fujitsu, Hewlett-Packard, Matsushita, Toshiba and Sony.

Our Strategy

The key elements of our strategy are as follows:

Develop Core Technology: Develop and patent our core technology to provide us with a fundamental competitive advantage in memory and logic chip interfaces and architectures.

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

License our Chip Interface Patents and Technologies: License our patented inventions and specific chip interface products to customers for use in their semiconductor and system products.

Design and Manufacturing

Our chip interface technologies are developed with high-volume complementary metal-oxide semiconductor (CMOS) manufacturing processes in mind. Typically, our chip interface products are delivered as an implementation package or a custom development. We provide implementation packages to licensees who wish to port our chip interface designs to a manufacturing process being used to develop their semiconductor products. This package typically includes a specification, a generalized circuit layout database and test parameter software. We do custom development when licensees have contracted with us to produce a specific design implementation optimized for the licensee’s manufacturing process. In such cases, the licensee provides specific design rules and transistor models for the licensee’s process.

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

As of May 31, 2007, we had approximately 270 employees in our engineering departments, representing 65% of our total employees. A significant number of our engineers spend all or a portion of their time on research and development. For the years ended December 31, 2006, 2005, and 2004, research and development expenses were $69.0 million, $49.1 million and $38.3 million, respectively, including stock-compensation of $14.9 million, $8.1 million and $5.7 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our license and customer service agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenues, even though some of these engineering efforts may have direct applicability to our technology development.

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

JEDEC has standardized what it calls extensions of DDR, known as DDR2 and DDR3. Additional efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5, as well as new ways to integrate products such as system-in-package DRAM. To the extent that these alternatives might provide comparable system performance at lower than or similar cost to XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

In the serial link chip interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link chip interfaces, as well as from competitors, such as ARM and Synopsys, who license similar serial link chip interface products and digital controllers. At the 10 Gb/s speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts underway or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our serial link chip interface business.

In the FlexIO processor bus chip interface market, we face additional competition from semiconductor companies who develop their own parallel bus chip interfaces, as well as competitors who license similar parallel bus chip interface products. As with our memory chip interface products, to the extent that competitive alternatives to our serial or parallel logic chip interface products might provide comparable system performance at lower or similar cost, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies.

Employees

As of May 31, 2007, we had approximately 415 full-time employees. We believe that our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is excellent.

Patents and Intellectual Property Protection

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of May 31, 2007, we have more than 600 U.S. and international patents on various aspects of our technology, with expiration dates ranging from 2010 to 2025, and we have approximately 500 pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective licensees, and confidentiality agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Business Segment Data, Customers and Our Foreign Operations

We operate in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Information concerning revenues, results of operations and revenues by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 13, “Business Segments, Exports and Major Customers,” of Notes to Consolidated Financial Statements, all of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 13 of Notes to Consolidated Financial Statements. Information on customers that comprise 10% or more of our consolidated revenues and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

Item 1A.	Risk Factors

RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. See also “Special Note Regarding Forward-looking Statements” elsewhere in this report.

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

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products in 2000 and 2001, we became involved in litigation related to such efforts. As of the date of this report, we are in litigation with four such potential SDR SDRAM-compatible and DDR SDRAM-compatible licensees. In each of these cases, we have claimed infringement of our patents, while the potential licensees have generally sought damages and a determination that certain of our patents at suit are invalid, unenforceable, and not infringed. These potential licensees have relied or may rely upon defenses and counterclaims (some not yet formally asserted) that our patents are unenforceable based on various allegations concerning our alleged conduct in the 1990’s and early 2000’s, including that we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition).

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

Our research and development programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our research and development programs. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our technology infringes upon the intellectual property rights of third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology, and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new product.

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

Further, in Fall 2006, Samsung filed three inter partes reexamination requests with respect to three of our patents: U.S. Patent Nos. 6,426,916; 6,182,184; and 6,324,120. These requests ask the United States Patent & Trademark Office (the “PTO”) to reconsider the patentability of the inventions claimed in the patents. An adverse decision by the PTO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. patents. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenues to decline substantially. There can be no assurance that Samsung will not be successful or that additional inter partes reexamination requests will not be filed by Samsung or other third parties against us.

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

Many of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. We have performed royalty audits from time to time, using accounting firms other than our independent registered public accounting firm, but we primarily rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in our receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. The result of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits or dispute resolutions may result in us missing analyst estimates and causing our stock price to decline. Royalty audits may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

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

Our license with Qimonda (formerly Infineon’s DRAM operations), which was part of our settlement with Infineon, provides for the extension of certain benefits under that license to a successor in interest that, under certain conditions, acquires all of Qimonda’s DRAM operations. If such an acquisition were to occur, such successor would be entitled to the extension of such benefits, including the ability to pay a royalty calculated by multiplying the Qimonda rate by the percentage increase in DRAM volume represented by the successor company’s combined operations. Such an extension of benefits could also make it more difficult for us to obtain the royalty rates we believe are appropriate from the market as a whole. Such an extension of benefits would, in addition, also operate to extend a release of claims to such successor, thus reducing the number of companies from which we may seek compensation for the antitrust injury alleged by us in our pending price-fixing action in San Francisco.

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

On May 30, 2006, we announced the commencement of our Audit Committee’s internal investigation of the timing of stock option grant practices and related accounting issues. The Audit Committee has determined that a significant number of our historical stock option grants were not correctly dated and our previous accounting should be adjusted. As a result of the Audit Committee’s investigation and our own review of our historical financial statements, we concluded that our previously filed financial statements should no longer be relied upon. We have restated the affected periods by filing this Annual Report on Form 10-K for the year ended December 31, 2006, which includes restatements of the various previously filed financial statements as detailed herein. For a discussion of the investigation, its findings and the effects of this restatement on our previously filed financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, Audit Committee, Special Litigation Committee and Company Findings, Remedial Measures and Related Proceedings,” Note 3, “Restatement of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements and Exhibit 99.1.

On October 18, 2006, our Board of Directors established a Special Litigation Committee (the “SLC”) to evaluate potential claims or other actions arising from our stock option granting activities. The SLC has now concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of our present and former officers and directors and filed a written report setting out its findings with the U.S. District Court for the Northern District of California. For additional information about the findings of the SLC, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shareholder Litigation Related to Historical Stock Option Practices.”

Addressing all the matters related to the Audit Committee’s investigation, the SLC’s work and the financial restatement has and will continue to require significant management and financial resources which could otherwise be devoted to the operation of our business. The costs of becoming current with our periodic reports and any settlements, payment of claims, fines, taxes and other costs of the stock option investigation as detailed throughout these risk factors and this report will cause us to incur substantial expenses and could materially affect our cash balance and cash flow from operations. In addition, the recent restatement of our financial results, the ongoing investigations and any negative outcome that may occur from these investigations could impact our reputation, including our relationships with our investors and our licensees, our ability to hire and retain qualified personnel, our ability to acquire new licensees and other business partners and, ultimately, our ability to generate revenue. Furthermore, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

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

Due to the stock option investigation and resulting restatements, we have not been able to file all of our periodic reports with the SEC on a timely basis and face the possibility of delisting of our stock from The Nasdaq Global Select Market. We have not yet filed our required Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2007. The Nasdaq Board has determined to grant us until October 17, 2007 to file all delinquent periodic reports necessary for us to regain compliance with our Nasdaq filing requirements. Even after filing all required reports with the SEC and receiving concurrence from Nasdaq that we are in compliance with applicable listing requirements, we may still face comments from the SEC that may require us to file amended reports. As a result, we may not be able to maintain an effective listing of our Common Stock on The Nasdaq Global Select Market or any other national securities exchange. A delisting would likely reduce the liquidity in the market for our Common Stock. Any possible delisting may adversely affect the market price of our Common Stock, which may make it difficult for holders to resell their shares when desired or at attractive prices. In addition, we would be subject to a number of restrictions or delays regarding the registration of our Common Stock under federal securities laws, and we may not be able to issue certain equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our ability to hire and retain our employees and, thus, our business.

Risks Associated With Our Business, Industry and Market Conditions

If market leaders do not adopt our chip interface products, our results of operations could decline.

An important part of our strategy is to penetrate market segments for chip interfaces by working with leaders in those market segments. This strategy is designed to encourage other participants in those segments to follow such leaders in adopting our chip interfaces. If a high profile industry participant adopts our chip interfaces but fails to achieve success with its products or adopts and achieves success with a competing chip interface, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging our memory solutions adopted by their competitors or a strategy of otherwise undermining the market adoption of our solutions.

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

For the years ended December 31, 2006, 2005 and 2004, revenues from our top five licensees accounted for approximately 63%, 73% and 74% of our revenues, respectively. For the year ended December 31, 2006, revenues from Fujitsu, Elpida, Qimonda and Intel each accounted for greater than 10% of our total revenues. For the year ended December 31, 2005, revenues from Intel, Elpida Toshiba and Matsushita each accounted for greater than 10% of our total revenues. For the year ending December 31, 2004, revenues from Intel, Toshiba and Elpida each accounted for greater than 10% of our total revenues. We may continue to experience significant revenue concentration for the foreseeable future.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:

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

For the years ended December 31, 2006, 2005 and 2004, royalties accounted for 87%, 83% and 83% of our total revenues, respectively, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is reasonably assured. As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

A substantial portion of our revenues is derived from sources outside of the United States and these revenues and our business generally are subject to risks related to international operations that are often beyond our control.

For the years ended December 31, 2006, 2005 and 2004, revenues from our sales to international customers constituted approximately 75%, 71% and 69% of our total revenues, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

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

Our international operations and revenues are subject to a variety of risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•	changes to tax codes and treatment of revenues from international sources, including being subject to foreign tax laws and potentially being liable for paying taxes in that foreign jurisdiction;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;

•	operating centers outside the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems; and

•	geo-political issues.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
4	United States	Executive and administrative offices, research and development, sales and marketing and service functions

Los Altos, CA (Headquarters)

Chapel Hill, NC

Mountain View, CA

Austin, TX

2	Bangalore, India	Administrative offices, research and development and service functions

1	Tokyo, Japan	Business development

1	Taipei, Taiwan	Business development

1	Seoul, Korea	Business development

1	Pforzheim, Germany	Business development

In May 2006, we signed an agreement to lease a new office facility in Bangalore, India into which we intend to consolidate all of our Bangalore operations. We are currently awaiting receipt of a certificate of occupancy or confirmation of deemed occupancy under local statutes in order for us to occupy the building.

Item 3.	Legal Proceedings

For the information required by this item regarding legal proceedings, see Notes 3, 17 and 18, “Restatement of Consolidated Financial Statements,” “Litigation and Asserted Claims” and “Subsequent Events,” respectively, of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “RMBS.” Due to the investigation of our historical stock option practices (see Item 3, “Legal Proceedings”) and the resulting restatements (see Note 3, “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements), we did not file our periodic reports with the SEC on time and therefore our Common Stock is subject to delisting from The Nasdaq Global Select Market. Although with the filing of this Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 we have fulfilled our filing requirements through fiscal 2006, we are still out of compliance on our filings for fiscal 2007. We will continue to be subject to potential delisting until we are current with the SEC on all of our filings and have been notified by Nasdaq that we are in compliance (See Item 1A, “Risk Factors”).

The following table sets forth for the periods indicated the high and low sales price per share of our Common Stock as reported on The Nasdaq Global Select Market.

	Twelve Months Ended December 31, 2006		Twelve Months Ended December 31, 2005
	High	Low	High	Low
First Quarter	$40.22	$17.50	$23.79	$12.95
Second Quarter	$46.99	$19.79	$16.14	$13.16
Third Quarter	$25.38	$10.25	$14.65	$10.22
Fourth Quarter	$23.83	$15.87	$18.00	$10.75

Information regarding our securities authorized for issuance under equity compensation plans is included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

In the first quarter of fiscal year 2007, ended March 31, 2007, the high and low closing prices of our Common Stock on The Nasdaq Global Select Market were $23.95 and $17.31, respectively. In the second quarter of fiscal year 2007, ended June 30, 2007, the high and low closing prices of our Common Stock on The Nasdaq Global Select Market were $22.00 and $17.67, respectively.

As of May 31, 2007, there were 839 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our Common Stock or other securities and have no current plans to do so.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. On January 23, 2006 our Board of Directors approved an authorization to repurchase up to an additional 5.0 million shares of our Common Stock, giving us a total authorization to purchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. During the first quarter of fiscal 2006, we repurchased 0.7 million shares at an average price per share of $29.94. As of December 31, 2006, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. This amount includes 4.1 million shares repurchased in connection with our $300.0 million zero coupon convertible senior subordinated note offering on February 1, 2005. As of December 31, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock as represented in the table below. In connection with the stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. We will not repurchase additional shares until after we are current with our SEC filings.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Paid	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance 1/01/06	12,531,098	$163,576,320	$13.05	1,520,765
Additional authorization				5,000,000

				6,520,765
1/01/06 - 1/30/06	500,000	$15,187,375	$30.37	6,020,765
2/01/06 - 2/28/06	200,000	$5,767,700	$28.84	5,820,765

Total shares repurchased	13,231,098	$184,531,395	$13.95

Item 6.	Selected Financial Data

The following selected consolidated financial data has been restated to correct for our past accounting for stock options and certain other adjustments. Such data is derived from our consolidated financial statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

On April 10, 2003, the Board of Directors of Rambus voted to change the fiscal year end of Rambus from September 30 to December 31, effective January 1, 2003. As a result, selected financial data is presented for the twelve months ended December 31, 2006, 2005, 2004, 2003, the three months ended December 31, 2002 and the twelve months ended September 30, 2002.

See Note 3, “Restatement of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements, for more detailed information regarding the restatement of our consolidated financial statements as of December 31, 2005 for the years ended December 31, 2005 and 2004 and our selected consolidated financial data as of and for our fiscal years ended December 31, 2005, 2004, 2003, our quarter ended December 31, 2002 and our fiscal year ended September 30, 2002.

	Twelve Months Ended December 31,
	2006	2005	2004	2003
(in thousands, except per share amounts)		As restated	As restated	As previously reported	Adjustments	As restated
Total revenues	$195,324	$157,198	$144,874	$118,203	$100	$118,303
Net income (loss)	$(13,816)	$28,940	$22,361	$23,221	$(17,238)	$5,983
Net income (loss) per share:
Basic	$(0.13)	$0.29	$0.22	$0.24	$(0.18)	$0.06
Diluted	$(0.13)	$0.28	$0.21	$0.22	$(0.16)	$0.06

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$436,341	$355,390	$236,360	$188,538	$—	$188,538
Total assets	$604,617	$515,953	$396,052	$293,086	$28,023	$321,109
Deferred revenue	$7,557	$9,290	$23,823	$42,202	$—	$42,202
Convertible notes	$160,000	$160,000	$—	$—	$—	$—
Stockholders’ equity	$382,288	$323,467	$353,576	$240,080	$22,277	$262,357

	Three Months Ended December 31,			Twelve Months Ended September 30,
	2002			2002
(in thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Total revenues	$25,704	$74	$25,778	$96,565	$79	$96,644
Net income	$5,529	$(5,328)	$201	$24,704	$(24,145)	$559
Net income per share:
Basic	$0.06	$(0.06)	$0.00	$0.25	$(0.24)	$0.01
Diluted	$0.06	$(0.06)	$0.00	$0.24	$(0.23)	$0.01

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$175,832	$—	$175,832	$156,129	$1,194	$157,323
Total assets	$250,523	$30,085	$280,608	$232,959	$29,421	$262,380
Deferred revenue	$37,760	$100	$37,860	$26,987	$174	$27,161
Convertible notes	$—	$—	$—	$—	$—	$—
Stockholders’ equity	$202,377	$23,745	$226,122	$195,492	$21,938	$217,430

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding revenues, expenses and results of operations, as well as the outcome of our stock option investigation and related litigation. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the “Special Note Regarding Forward-Looking Statements” Item 1A. of PART I, “Risk Factors,” and below. We assume no obligation to update the forward-looking statements or such risk factors.

Restatement of Consolidated Financial Statements, Audit Committee, Special Litigation Committee and Company Findings, Remedial Measures and Related Proceedings

This Annual Report on Form 10-K for our fiscal year December 31, 2006 includes restatements of: (1) previously filed consolidated financial statements, financial data and related disclosures as of December 31, 2005 and for our fiscal years ended December 31, 2005 and 2004; (2) our selected consolidated financial data as of and for our fiscal years ended December 31, 2005, 2004, 2003, our quarter ended December 31, 2002, and our fiscal year ended September 30, 2002; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2005 and 2004 contained in Item 7 of this Form 10-K; and (4) our unaudited quarterly financial data for the first quarter of fiscal year ended December 31, 2006 and for all quarters in our fiscal year ended December 31, 2005 located at the end of Item 15 of this Form 10-K. The restatements are the result of errors in the way we accounted for certain historical stock option grants that were discovered through our independent stock option investigation conducted by the Audit Committee of the Board of Directors. See Note 3, “Restatement of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements and Exhibit 99.1 for a detailed discussion of the effect of the restatements.

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

The results of the investigation were consistent with the Audit Committee’s earlier conclusion that our previously filed consolidated financial statements should no longer be relied upon. We are disclosing the restatement of the consolidated financial statements for the affected periods by filing this Annual Report on Form 10-K for the year ended December 31, 2006, which includes the restatement of the consolidated financial statements for the 2005 and 2004 fiscal years, as well as restated supplementary financial data for the first quarter of 2006. In addition, the errors we identified impacted our consolidated financial statements for the periods prior to the year ended December 31, 2004. In the restated consolidated financial statements in this Annual Report on Form 10-K, the cumulative impact of the errors as of December 31, 2003 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred taxes as of January 1, 2004. The impact of these errors will continue to have an effect on our consolidated financial statements for periods through fiscal 2009.

The impact of these errors also extended to the quarter ended March 31, 2006. Restated unaudited consolidated financial statements for the periods ended March 31, 2006 and 2005, related restated management’s discussion and analysis of financial condition and results of operations for these periods and certain restated tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are included in Exhibit 99.1. We have filed interim consolidated financial statements on Form 10-Q for the period ended June 30, 2006 and the period ended September 30, 2006. In these quarterly consolidated financial statements, the cumulative impact of the errors as of December 31, 2004 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred taxes as of January 1, 2005.

Other balance sheet items related to prior periods affected by the restatement are reflected in the opening balances of the consolidated balance sheet as of January 1, 2004.

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

There were no material measurement date differences relating to grants to non-executive new hires in fiscal years 2005 and 2006.

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

There were no material measurement date differences related to new hires or annual grants to officers in the fiscal year 2005 and 2006.

•

Grants to Officers We determined that, during each of the years between 1997 and 2001, officers were granted stock options that were not approved by the Compensation Committee of the Board of Directors on the date listed on the approval documentation. Instead, on some occasions, the dates were selected to coincide with a low price for a period. The grants were typically documented using a Unanimous Written Consent (“UWC”) prepared in most instances by the human resources department. The UWCs did not appropriately reflect that the approval date was not the date indicated in the document. With the following exceptions, this practice appears to have ended after 2001.

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

•

Payroll Tax Withholding Liability We determined that certain of our stock grants which had incorrect measurement dates for accounting purposes had been originally issued as incentive stock options but no longer qualified for ISO tax treatment. The disqualification of the ISO classification and the resulting conversion to non-qualified stock option (“NSO”) status exposes us to additional withholding taxes and penalties for failure to properly withhold taxes on the exercise of those options. These expenses reverse in the period in which the related statute of limitations expires.

•

Other Stock-based Compensation Adjustments We determined that other miscellaneous modifications and errors had occurred related to employee options that were not identified in our financial reporting processes and therefore not properly reflected in our consolidated financial statements. These miscellaneous items included adjustments for grants to non-employees providing consulting services, adjustments for continued vesting after an individual converted from an employee to a consultant and adjustments in 2006 related to the accounting for our Employee Stock Purchase Plan (“ESPP”) under FAS 123(R).

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

We previously applied APB 25 and its related interpretations and provided the required pro forma disclosures under SFAS 123 through our fiscal year ended December 31, 2005. Under the provisions of APB 25, a non-cash, stock-based compensation expense was required to be recognized for any option granted for which the exercise price was below the market price on the actual grant date. Because most of our remeasured options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the options. Starting in fiscal 2006, we adopted SFAS 123(R). As a result, beginning in fiscal year 2006, stock-based compensation expense required to be recorded for each remeasured option is equal to the fair value of the option on the actual grant date, amortized over the remaining expected requisite service period of the option. We did not record these stock-based compensation expenses under APB 25 or SFAS 123(R) in our previously issued consolidated financial statements, and that is why we are restating them in this filing.

Restatement and Impact on Consolidated Financial Statements

As a result of the issues identified, we recorded additional pre-tax, non-cash, stock-based compensation expense of $169.4 million under APB 25 for the period between May 13, 1997 (the date of our initial public offering) and December 31, 2005, comprised of $146.9 million related to remeasured stock options and $22.5 million related to other stock compensation adjustments. The cumulative tax benefit from the recording of these adjustments was $67.0 million. The impact of these adjustments, net of taxes, decreased our previously reported cumulative net income by $102.4 million for the same period. The tax benefit amount differs from the statutory tax benefit principally as a result of limitations on our ability to deduct certain executive stock-based compensation and changes in geographical mix of expenses.

For the year ended December 31, 2006, in accordance with SFAS 123(R), we recorded additional pre-tax, non-cash, stock-based compensation expense of $6.8 million comprised of $6.3 million related to these remeasured stock options and $0.5 million related to other stock compensation adjustments. As of December 31, 2006, we have $6.6 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Approximately $132.8 million of the total stock-based compensation expenses, representing adjustments from 1997 through 2003, have been reflected, net of income tax effects of $46.4 million, as an increase of $86.4 million to accumulated deficit in the opening balance sheet for fiscal 2004.

Because certain options formerly classified as ISO grants were determined to have been granted with an exercise price below the fair market value of our stock on the actual grant date, they do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to NSO status exposes us to additional withholding taxes and penalties for failing to properly withhold taxes on exercise of those options. Through December 31, 2006, we recorded a tax liability of $1.5 million in connection with this disqualification of such ISO tax treatment for tax years ending December 31, 2003 through December 31, 2006. Of the total liability, $0.3 million was related to fiscal 2006 and was paid in fiscal 2007. These amounts are included in the other stock-based compensation adjustments discussed above. We are currently under IRS remote examination with regard to this issue.

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

For explanatory purposes, we have classified the stock option and other adjustments that were affected by the restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by us to the extent particular stock option related accounting errors may fall within more than one category As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category. For the fiscal years ended December 31, 2005 and September 30, 2000, we had previously recorded stock-based compensation expense of $2.7 million and $171.1 million, respectively, with a related tax benefit of $0.1 million and $29.8 million, respectively, in our reported consolidated financial statements. For fiscal 2005 and 2000, total stock-based compensation, as restated, was $20.5 million and $204.1 million, respectively, with a related tax benefit of $13.2 million and $40.0 million, respectively.

The ten year impact of the restatement on stock-based compensation is as follows:

	Cumulative effect at December 31, 2005	Twelve Months ended December 31,		Cumulative effect at December 31, 2003	Twelve Months Ended December 31, 2003	Three Months Ended December 31, 2002
(in thousands)		2005	2004
Net income, as previously reported (1)		$33,677	$33,559
Stock-based compensation adjustments:
Additional compensation expense resulting from improper measurement dates for stock option grants:
New hire grants to employees	$(13,766)	(762)	(1,323)	$(11,681)	$(2,722)	$(665)
Annual and other grants to employees	(83,893)	(12,655)	(12,230)	(59,008)	(14,413)	(3,891)
All grants to officers	(49,235)	(4,311)	(8,148)	(36,776)	(8,404)	(2,763)

Subtotal charges for changes to measurement date	(146,894)	(17,728)	(21,701)	(107,465)	(25,539)	(7,319)
Other stock-based compensation adjustments:
Terminations	(21,180)	(277)	(1,576)	(19,327)	(1,613)	(21)
Payroll tax (expense) benefit	(960)	234	4,534	(5,728)	344	—
Other matters related to stock-based compensation	(328)	—	(32)	(296)	—	—

Subtotal other stock-based compensation adjustments	(22,468)	(43)	2,926	(25,351)	(1,269)	(21)

Total stock-based compensation adjustments	(169,362)	(17,771)	(18,775)	(132,816)	(26,808)	(7,340)

Tax related effects of stock-based compensation adjustments	66,989	13,070	7,558	46,361	9,421	2,057

Additional compensation expense, net of tax	(102,373)	(4,701)	(11,217)	(86,455)	(17,387)	(5,283)

Other miscellaneous adjustments	(60)	(60)	32	(32)
Tax related effects for other miscellaneous adjustments	24	24	(13)	13

Other adjustments, net of tax	(36)	(36)	19	(19)

Total decrease	$(102,409)	(4,737)	(11,198)	$(86,474)

Net income, as restated		$28,940	$22,361

(1)	The effects of the restatement adjustments on previously reported net income are reconciled only for the years being reported in the Statement of Operations in this Form 10-K. Net income for all other periods is not being reconciled for the effects of the restatement.

	Twelve Months Ended September 30,
	2002	2001	2000	1999	1998	1997
Stock-based compensation adjustments:
Additional compensation expense resulting from improper measurement dates for stock option grants:
New hire grants to employees	$(2,767)	$(3,194)	$(1,902)	$(431)	$—	$—
Annual and other grants to employees	(21,287)	(11,138)	(6,159)	(2,110)	(10)	—
All grants to officers	(10,312)	(7,280)	(5,917)	(2,064)	(36)	—

Subtotal charges for changes to measurement date	(34,366)	(21,612)	(13,978)	(4,605)	(46)	—
Other stock-based compensation adjustments:
Terminations	(56)	(1,463)	(13,623)	(2,063)	(488)	—
Payroll tax (expense) benefit	106	(353)	(5,137)	(581)	(107)	—
Other matters related to stock-based compensation	—	63	(274)	216	(301)	—

Subtotal other stock-based compensation adjustments	50	(1,753)	(19,034)	(2,428)	(896)	—

Total stock-based compensation adjustments	(34,316)	(23,365)	(33,012)	(7,033)	(942)	—

Tax related effects of stock-based compensation adjustments	10,142	12,216	10,166	2,000	359	—

Additional compensation expense, net of tax	(24,174)	(11,149)	(22,846)	(5,033)	(583)	—

Costs of Restatement and Related Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation, our internal review, restatement activities, preparation of the December 31, 2006 consolidated financial statements and restated consolidated financial statements and related legal matters. These expenses were approximately $31.4 million for the year ended December 31, 2006, including an accrual of $18.0 million related to the potential settlement of the class action lawsuit pertaining to the accounting for stock option grants and related disclosures. See Note 17 of Notes to Consolidated Financial Statements, “Litigation and Asserted Claims.”

Through the second quarter of fiscal year 2007, we have incurred additional expenses of approximately $14.4 million for the above noted activities. We expect to continue to incur significant expenses in connection with the derivative and private lawsuits and other stock option investigation related matters.

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

Default and Potential Acceleration of Zero Coupon Convertible Senior Notes

For a complete discussion of the convertible notes and related alleged default and potential acceleration, see Note 16, “Convertible Notes” of Notes to Consolidated Financial Statements.

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

The SLC has concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of our present and former officers and directors. The SLC has determined that all claims should be terminated and dismissed against the named defendants in the derivative actions with the exception of claims against Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC has entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in the derivative actions. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and equivalent value, as well as substantial additional value to us relating to the relinquishment of claims to over 2.7 million stock options. On August 24, 2007, the written report setting out the findings of the SLC was filed with the U.S. District Court for the Northern District of California. The conclusions of the SLC are subject to review by the court. At a case management conference on September 7, 2007, Rambus informed the California court that it intended to file a motion to terminate in accordance with the SLC’s recommendations. Rambus’ motion is due by October 5, 2007. Plaintiffs stated their intention to oppose Rambus’ motion and to file a motion for leave to amend their complaint. The California court scheduled a hearing on both motions for January 18, 2008.

Class Action Lawsuits

On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against us and certain current and former executives and board members. On September 26, 2006, these class action suits were consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.). On November 9, 2006, Ronald L. Schwarcz was appointed lead plaintiff. An amended consolidated complaint was filed on February 14, 2007, naming as defendants us, certain of our current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of various federal securities laws. The complaint seeks damages in an unspecified amount as well as attorneys’ fees and costs. On April 2, 2007, we and certain individual defendants filed a motion to dismiss the lawsuit. PricewaterhouseCoopers LLP filed a motion to dismiss on May 7, 2007. Per agreement of the parties, briefing on the motions to dismiss has been suspended, and a hearing on the motion to dismiss previously scheduled for June 22, 2007, was taken off calendar. No new date for the hearing has been set. Subject to approval by the California court, the parties have agreed in principle to resolve this dispute. The settlement, which is subject to final documentation as well as review by the California court, provides for a payment by Rambus of $18.0 million and would lead to a dismissal with prejudice of all claims against all defendants in the class action litigation.

Private Lawsuits

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against us, certain current and former executives and board members and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). On April 25, 2007, the plaintiffs filed an amended complaint adding Wilson Sonsini Goodrich & Rosati as a defendant. The plaintiffs filed second and third amended complaints without leave of court on May 8 and 14, 2007, respectively. On May 14, 2007 this case was related to the class action, In re Rambus Inc. Securities Litigation, C-06-4346-JF. We and the other named defendants filed or joined various motions to dismiss the third amended complaint on June 4 and 5, 2007. On May 8, 2007, a substantially identical pro se lawsuit was filed in the Northern District of California by another purported Rambus shareholder against the same parties. These two pro se lawsuits each allege violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. The two lawsuits were consolidated into a single action by court order dated June 25, 2007. Our pending motion to dismiss was taken off calendar, and the plaintiffs filed a consolidated amended complaint on July 25, 2007. We and the other defendants filed motions to dismiss on August 10, 2007. At a hearing on these motions held on September 7, 2007, the California court stated its intention to dismiss the complaint with leave to amend, but no written order has been issued to date.

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

We have a high degree of revenue concentration, with our top five licensees representing 63%, 73% and 74% of our revenues for the twelve months ended December 31, 2006, 2005 and 2004, respectively. For the twelve months ended December 31, 2006, revenues from Fujitsu, Elpida, Qimonda and Intel, each accounted for greater than 10% of total revenues. For the twelve months ended December 31, 2005, revenue from Intel, Elpida, Toshiba and Matsushita, each accounted for greater than 10% of our total revenues. For the twelve months ended December 31, 2004, revenue from Intel, Toshiba and Elpida, each accounted for greater than 10% of our total revenues. Our revenues from companies based outside of North America accounted for 75%, 71% and 69% of our revenues for the twelve months ended December 31, 2006, 2005 and 2004, respectively. We expect that we will have significant revenues from companies based outside the United States for the foreseeable future and our revenue concentration will decrease over time as we license new customers.

Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict at this time and we anticipate future litigation expenses to continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue would likely decline.

Revenue Concentration

As indicated above, we have a high degree of revenue concentration. Many of our licensees have the right to cancel their licenses The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we expect that our revenue concentration will decrease over time as we license new customers.

The royalties we receive are partly a function of the adoption of our chip interfaces by system companies. Many system companies purchase semiconductors containing our chip interfaces from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenues will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. There can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenues that our licensees will receive from sales to these companies. Additionally, there can be no assurance that a significant number of other system companies will adopt our chip interfaces or that our dependence upon particular system companies will decrease in the future.

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

For additional information concerning international revenues, see Note 13, “Business Segments, Exports and Major Customers” of Notes to Consolidated Financial Statements of this Form 10-K.

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

Engineering. Engineering costs are allocated between cost of contract revenues and research and development expenses. Cost of contract revenues reflects the portion of the total engineering costs which are specifically devoted to individual licensee development and support services. The balance of engineering costs, incurred for the development of generally applicable chip interface technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual licensee contracts.

Marketing, general and administrative. Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, legal, finance, insurance and other marketing and administrative efforts. Litigation expenses are a significant portion of our marketing, general and administrative expenses and they can vary significantly from quarter to quarter. Consistent with our business model, sales and marketing activities are focused on developing relationships with potential licensees and on participating with existing licensees in marketing, sales and technical efforts directed to system companies. In many cases, we must dedicate substantial resources to the marketing and support of system companies. Due to the long business development cycles we face and the semi-fixed nature of marketing, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenues in that period or in recent or future periods.

Taxes. We report certain items of income and expense for financial reporting purposes in different years than they are reported for tax purposes. We report contract fees and royalties when received for tax purposes, as required by tax law. We recognize revenue for financial reporting purposes as such amounts are earned and this could occur over several reporting periods. As a result of the above and other differences between tax and financial reporting for income and expense recognition, our net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Twelve Months Ended December 31,
	2006	2005	2004
		As restated (1)	As restated (1)
Revenues:
Contract revenues	13.5%	17.1%	17.1%
Royalties	86.5%	82.9%	82.9%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues *	15.6%	15.1%	16.2%
Research and development *	35.3%	31.2%	26.4%
Marketing, general and administrative *	53.5%	51.2%	43.0%
Costs of restatement and related legal activities	16.1%	0.0%	0.0%

Total costs and expenses	120.5%	97.5%	85.6%

Operating income (loss)	(20.5)%	2.5%	14.4%
Interest and other income, net	7.3%	22.2%	5.8%

Income (loss) before income taxes	(13.2)%	24.7%	20.2%
Provision for (benefit from) income taxes	(6.1)%	6.2%	4.7%

Net income (loss)	(7.1)%	18.5%	15.5%

* Includes stock-based compensation:
Cost of contract revenues	4.2%	2.5%	2.3%
Research and development	7.6%	5.1%	3.9%
Marketing, general and administrative	8.9%	5.4%	6.8%

Total stock-based compensation	20.7%	13.0%	13.0%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

	Twelve Months Ended December 31,			2005 to 2006 Change	2004 to 2005 Change
(dollars in millions)	2006	2005	2004
Total Revenues
Contract revenues	$26.4	$26.9	$24.8	(1.9)%	8.5%
Royalties	168.9	130.3	120.1	29.6%	8.5%

Total revenues	$195.3	$157.2	$144.9	24.2%	8.5%

Contract Revenues

Percentage of Completion Contracts

For the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005, percentage-of-completion contract revenue decreased (approximately $8.2 million) due to completion of leadership chip interface contracts during 2005, including XDR and FlexIO.

For the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004, percentage of completion contract revenue increased (approximately $0.2 million) due to new XDR and FlexIO chip interface contracts offset in part by the decrease in recognition of revenue associated with XDR, FlexIO and serial link chip interface contracts originating prior to 2005.

We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time, based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

For the twelve months ended December 31, 2006 as compared to the same period in 2005, revenue which is recognized over the estimated service periods or on a completed contract basis increased (approximately $7.7 million) due to increased revenue from industry standard and leadership chip interface contracts.

For the twelve months ended December 31, 2005 as compared to the same period in 2004, revenue which is recognized over the estimated service periods increased (approximately $1.9 million) primarily due to the increase in recognition of revenue associated with DDR, serial link, XDR and FlexIO contracts.

Royalty Revenues

Patent Licenses

In the twelve months ended December 31, 2006, 2005 and 2004, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties increased (approximately $56.0 million) for SDR and DDR-compatible products in the twelve months ended December 31, 2006 as compared to the same period in 2005. The increase is primarily due to revenue from licensees signed in 2005 and the first quarter of 2006, including Fujitsu, AMD and Qimonda; partially offset by decreased royalties from Samsung and Matsushita. Royalties increased (approximately $12.4 million) for SDR and DDR-compatible products in the twelve months ended December 31, 2005 as compared to the same period in 2004, primarily due to increased shipment volumes of SDR and DDR controllers and the first quarterly royalty payment from Qimonda.

As of December 31, 2006, we had both variable and fixed royalty agreements for our SDR and DDR-compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We expect to recognize royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payable because the contractual terms of the agreement provide for payments on an extended term basis. We recognized royalty revenues of $18.8 million in fiscal year 2006, and we expect to recognize $15.0 million in fiscal years 2007 through 2009 and $11.3 million in the fiscal year 2010 under the AMD agreement. The AMD agreement provides a license to our patents used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

On March 16, 2006, we entered into a five-year patent license agreement with Fujitsu. We expect to recognize royalty revenues under the Fujitsu agreement on a quarterly basis as amounts become due and payable as the contractual terms of the agreement provide for payments on an extended term basis. We recognized a total of $34.8 million of royalty revenues in fiscal year 2006. The Fujitsu agreement provides a license that covers semiconductors, components and systems, but does not include a license to Fujitsu for its own manufacturing of commodity SDRAM other than limited amounts of SDR SDRAM annually.

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda. The settlement and license agreement, among other things, requires Qimonda to pay to us aggregate royalties of $50.0 million in quarterly installments of $5.8 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional royalty payments to us which may aggregate up to $100.0 million. If we do not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payments will decrease to $3.2 million in the fourth quarter of 2007 and then cease in the first quarter of 2008. If that were to occur, the quarterly payments would not recommence until we enter into these additional license agreements.

We are in negotiations with new prospective licensees. We expect SDR and DDR-compatible royalties will continue to vary from period to period based on our success adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.

On February 2, 2007, the FTC issued its remedy order, which among other things, imposes maximum royalty rates that we can collect for SDR and DDR SDRAM products shipped after April 12, 2007; the FTC subsequently granted a partial stay of this order, which allows us to charge but not collect royalties above the FTC-imposed maximums, pending our anticipated appeal of the FTC’s decision. The FTC has allowed that royalties above these maximums be placed into an escrow account or held by a contingent contractual agreement. We expect that there will be a decrease in SDR and DDR-compatible royalty revenues as a result of the FTC order beginning in the third quarter of 2007.

The Intel patent cross-license agreement represented the second largest source of royalties in the twelve months ended December 31, 2006, 2005 and 2004. Royalties under this agreement decreased from $40.0 million to $20.0 million for the twelve months ended December 31, 2006 compared to the same periods in 2005, and were unchanged in the twelve months ended December 31, 2005 as compared to the same period in 2004. The patent cross-license agreement expired in September 2006 and no further royalty payments are owed to us under it. Intel now has a paid up license for the use of all of our patents which claimed priority prior to September 2006.

Product Licenses

In the twelve months ended December 31, 2006, 2005 and 2004, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased during the twelve months ended December 31, 2006 as compared to the same period in 2005 (approximately $1.4 million). Royalties from RDRAM memory chips and controllers decreased during the twelve months ended December 31, 2005 as compared to the same period in 2004 (approximately $3.4 million). RDRAM is approaching end-of-life and in the future, we expect RDRAM royalties will continue to decline.

Royalties from XDR, FlexIO, DDR and serial link-compatible products represent the fourth largest category of royalties. Royalties from XDR, FlexIO and serial link-compatible products increased during the twelve months ended December 31, 2006 as compared to the same period in 2005 (approximately $4.0 million). The increase of XDR, FlexIO and serial link-compatible products for 2006 over 2005 is primarily due to increased volumes of XDR DRAM associated with shipments of the Sony PLAYSTATION®3 product. Royalties from XDR, FlexIO and serial link-compatible products increased during the twelve months ended December 31, 2005 as compared to the same period in 2004 (approximately $1.2 million). This increase was primarily due to minimum guaranteed royalties from a contract for serial link-compatible products.

In the future, we expect XDR, FlexIO and serial link royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix. We expect that XDR and FlexIO royalties will increase associated with shipments of the Sony PLAYSTATION®3 product.

Engineering costs:

	Twelve Months Ended December 31,			2005 to 2006 Change	2004 to 2005 Change
(dollars in millions)	2006	2005	2004
		As restated (1)	As restated (1)
Engineering costs
Cost of contract revenues	$22.2	$19.8	$20.2	12.1%	(2.0)%
Stock-based compensation	8.2	3.9	3.3	110.3%	18.2%

Total cost of contract revenues	30.4	23.7	23.5	28.3%	0.9%

Research and development	54.1	41.0	32.6	32.0%	25.8%
Stock-based compensation	14.9	8.1	5.7	84.0%	42.1%

Total research and development	69.0	49.1	38.3	40.5%	28.2%

Total engineering costs:	$99.4	$72.8	$61.8	36.5%	17.8%

Stock-based compensation
Cost of contract revenues	$8.2	$3.9	$3.3	110.3%	18.2%
Research and development expenses	14.9	8.1	5.7	84.0%	42.1%

Total stock-based compensation	$23.1	$12.0	$9.0	92.5%	33.3%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

For the twelve months ended December 31, 2006 as compared to the same period in 2005, the increase in total engineering costs was primarily a result of increased stock-based compensation (approximately $11.1 million) associated with the adoption of SFAS 123(R) in 2006, increased salary and benefit costs (approximately $6.7 million) associated with an average increase of approximately 52 employees (22 in the U.S. and 30 in India), increased bonus expense (approximately $3.3 million) due to higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, increased information technology costs due to spending related to personnel, consulting and depreciation (approximately $2.2 million) increased depreciation and intangible amortization expense (approximately $2.0 million) higher payroll taxes (approximately $0.7 million) associated with higher stock option exercises in the first half of 2006 and increased salary costs.

For the twelve months ended December 31, 2005 as compared to the same period in 2004, the increase in total engineering costs was primarily a result of increased stock-based compensation (approximately $3.0 million), increased salary and benefit costs (approximately $2.3 million) associated with an average increase of approximately 45 employees (10 in the U.S. and 35 in India), increased amortization of intangible asset costs (approximately $1.8 million) associated with the purchase of digital core design assets from GDA during the second quarter of 2005 and the purchase of serial link intellectual property from Cadence during the third quarter of 2004, increased consulting costs (approximately $1.2 million), and increased depreciation and amortization costs (approximately $1.0 million).

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

Marketing, general and administrative costs:

	Twelve Months Ended December 31,			2005 to 2006 Change	2004 to 2005 Change
(dollars in millions)	2006	2005	2004
		As restated (1)	As restated (1)
Marketing, general and administrative costs

Marketing, general and administrative costs	$48.2	$33.7	$29.4	43.0%	14.6%
Litigation expense	38.9	38.2	23.1	1.8%	65.4%
Stock-based compensation	17.5	8.5	9.8	105.9%	(13.3)%

Total marketing, general and administrative costs	$104.6	$80.4	$62.3	30.1%	29.1%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

For the twelve months ended December 31, 2006 as compared to the same period in 2005, the increase in total marketing, general and administrative costs including litigation expense was primarily a result of increased stock-based compensation costs (approximately $9.0 million) associated with the adoption of SFAS 123(R) in 2006, increased salary costs (approximately $5.6 million) associated with an average increase of approximately 37 employees (29 in the U.S. and 8 internationally), increased bonus expense (approximately $3.2 million) due to higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, increased consulting costs (approximately $1.2 million), higher payroll taxes (approximately $1.1 million) associated with higher stock option exercises in the first half of 2006 and increased salary costs, increased depreciation and intangible amortization expense (approximately $1.0 million) increased litigation expense (approximately $0.7 million) and increased rent expense (approximately $0.7 million). Costs of restatement and related legal activities are discussed in the next section.

For the twelve months ended December 31, 2005 as compared to the same period in 2004, the increase in total marketing, general and administrative costs including litigation expense was primarily due to increased expenses associated with the defense of our intellectual property (approximately $15.1 million), increased salaries (approximately $1.7 million) primarily due to an average increase of approximately 26 employees (22 in the U.S. and 4 internationally), increased information technology costs (approximately $1.8 million) primarily due to increased investment in business applications, and increased professional services costs (approximately $0.6 million); partially offset by decreased stock-based compensation (approximately $1.3 million).

In the future, we expect that marketing, general and administrative expenses will vary from period to period based on the legal, trade shows, advertising, and other marketing and administrative activities undertaken, accounting for stock options and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities. Please refer to Notes 17 and 18, “Litigation and Asserted Claims” and “Subsequent Events,” respectively, of Notes to Consolidated Financial Statements for a more detailed explanation of our continuing litigation activities.

Costs of restatement and related legal activities:

	Twelve Months Ended December 31,			2005 to 2006 Change	2004 to 2005 Change
(dollars in millions)	2006	2005	2004
Costs of restatement and related legal activities	$31.4	$—	$—	—	—

For the twelve months ended December 31, 2006 we incurred approximately $31.4 million in costs of restatement and related legal activities. There were no comparable costs incurred for the twelve months ended December 31, 2005 and December 31, 2004. The costs consist primarily of settlement accruals, including the accrual of $18.0 million in the third quarter of 2006 related to the potential settlement of the consolidated class action lawsuit pertaining to the accounting for stock option grants and related disclosures, plus investigation, audit, litigation and other professional fees. Through the second quarter of fiscal 2007 we have incurred additional costs of restatement and related legal activities of approximately $14.4 million. We anticipate that there will be additional costs relating to these matters in the future.

Interest and other income, net:

	Twelve Months Ended December 31,			2005 to 2006 Change	2004 to 2005 Change
(dollars in millions)	2006	2005	2004
Interest and other income, net	$14.3	$34.8	$8.4	(58.9)%	314.3%

For the twelve months ended December 31, 2006 as compared to the same period in 2005, the decrease in interest and other income, net consists primarily of gains on the repurchases of the outstanding convertible notes in 2005, that were issued in the first quarter of 2005 (approximately $24.0 million), offset in part by higher interest income primarily due to higher cash and marketable securities balances and higher interest rates (approximately $ 5.7 million) in 2006. Fiscal year 2006 interest and other income, net also includes $3.2 million of amortization of note issuance costs, including $2.4 million that was accelerated into the fourth quarter of 2006, in connection with the calling of the $160.0 million in convertible notes (see Note 16 “Convertible Notes” of Notes to Consolidated Financial Statements for more information).

For the twelve months ended December 31, 2005 as compared to the same period in 2004, the increase in interest and other income, net consists primarily of gains on the repurchases of the outstanding convertible notes that were issued in the first quarter of 2005 (approximately $24.0 million) and higher interest income primarily due to higher cash and marketable securities balances and higher interest rates (approximately $8.0 million), offset in part by amortization of note issuance costs (approximately $1.1 million), the 2004 pre-tax gain on the sale of our investment in Tessera (approximately $3.6 million), and the 2004 pre-tax gain in 2004 from a default payment by a sub-lessee of our former headquarters (approximately $0.4 million).

In the future, we expect that interest and other income, net will vary from period to period based upon the amount of cash and marketable securities and interest rates.

Provision for (benefit from) income taxes:

	Twelve Months Ended December 31,			2005 to 2006 Change	2004 to 2005 Change
(dollars in millions)	2006	2005	2004
		As restated (1)	As restated (1)
Provision for (benefit from) income taxes	$(11.9)	$9.8	$6.8	(221.4)%	44.1%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

In the twelve months ended December 31, 2006, our effective tax rate was approximately 46.3%, as compared with an effective rate of approximately 25.3% for the comparable period in 2005. The change in effective tax rate is primarily due to tax benefits from stock related compensation expense related to officers, disqualifying disposition of ESPPs and R&D credit, offset by non-deductible stock related compensation expense. The 2006 tax rate is higher than the statutory rate, primarily due to the R&D credit, partially offset by the lack of deductibility of stock-based compensation expense.

While we do not expect any impact to the effective tax rate for U.S. non-qualified stock option or restricted stock expense due to the adoption of SFAS 123(R), the effective tax rate may be negatively impacted by foreign stock option expense and stock option expense related to executive officers that may not be deductible. Also, SFAS 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options and ESPPs be recorded in the period of disqualifying disposition. This could result in significant fluctuations in our effective tax rate between reporting periods. The effective tax rate for 2005 is lower than the statutory rate primarily due to the tax benefit from stock related compensation expense. The effective tax rate for 2004 is lower than the statutory rate primarily due to the R&D credit and foreign tax credits.

In the twelve months ended December 31, 2005, our effective tax rate was approximately 25.3% as compared with a rate of approximately 23.3% for the twelve months ended December 31, 2004. The effective tax rate increased primarily due to a change in research and development and foreign tax credits, offset by the tax benefit from stock related compensation expense related to officers in 2005.

In the twelve months ended December 31, 2006, our net deferred tax assets increased by $7.7 million, primarily due to the increase in future tax benefits related to litigation expenses, additional tax credits and net operating losses unrelated to stock option windfall benefits, offset by a decrease in future tax benefits related to depreciation and amortization and employee stock related compensation. Pursuant to Footnote 82 of SFAS No. 123(R), tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. On a prospective basis, we no longer include net operating losses attributable to stock option windfall deductions as components of our gross deferred tax assets. Therefore, our unrealized federal and state net operating losses excluded for the year ended December 31, 2006 are $62.9 million and $65.2 million, respectively. The benefit of these net operating losses will be recorded to equity when they reduce cash taxes payable.

Liquidity and Capital Resources

	Twelve Months Ended December 31,
(in millions)	2006	2005	2004
		As restated (1)	As restated (1)
Cash flows
Net cash provided by operating activities	$63.4	$33.8	$43.7
Net cash used in investing activities	$(68.3)	$(139.3)	$(60.9)
Net cash provided by financing activities	$35.8	$99.7	$23.4

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

As of December 31, 2006, we had cash and cash equivalents and marketable securities of $436.3 million, including a long-term component of $12.0 million. As of December 31, 2006, we had total working capital of $224.3 million, including a short-term component of deferred revenue of $6.0 million. Deferred revenue represents the excess of billings to licensees over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months.

Operating Activities

Cash generated by operating activities in the twelve months ended December 31, 2006 was $63.4 million primarily the result of a net loss of $13.8 million, adjusted for certain non-cash items, including increases resulting from stock-based compensation expense of $40.5 million, depreciation of $11.2 million, amortization of intangible assets of $5.3 million, amortization of $3.2 million of note issuance costs, including an additional $2.4 million in connection with the notice of acceleration relating to the $160.0 million of our convertible notes, and others $0.4 million, offset by a net tax shortfall of $3.9 million driven principally by the forfeiture of stock options of our former CEO. In addition, cash generated by operating activities was positively impacted by an increase in accounts and taxes payable, accrued salaries and benefits and other accrued liabilities of $31.8 million, primarily from $18.0 million to settle litigation, $6.1 million obligation to a strategic partner under a fixed term license agreement, and $4.7 million in employee bonuses. Cash generated by operating activities was partially offset by an increase in accounts receivable and unbilled receivables of $1.6 million, an increase in prepaid expenses and other assets of $7.9 million, principally from deferred taxes, and a net decrease in deferred revenue of $1.7 million.

Cash generated by operating activities was $33.8 million in the twelve months ended December 31, 2005, and was primarily the result of net income of $28.9 million adjusted for certain non-cash items, including depreciation of $9.1 million, amortization of note issuance costs of $1.1 million, amortization of intangible assets of $4.3 million, stock-based compensation of $20.5 million, tax benefit of stock options of $0.7 million, and loss on disposal of assets of $0.2 million, offset by a $24.0 million gain on repurchase of convertible notes. Operating activities were also affected by a decrease in accounts receivable of $0.5 million, a decrease in prepaid expenses, deferred taxes and other assets of $5.7 million primarily due to our election to capitalize certain research and development expenses for tax purposes, and an increase in accounts and taxes payable, accrued salaries and benefits and other accrued liabilities of $1.4 million. This cash generated from operating activities was partially offset by a net decrease in deferred revenue of $14.5 million resulting from contract revenues recognized in excess of contract billings primarily related to increased revenues for XDR and FlexIO chip interface contracts in which billings were made in the prior year.

Cash generated by operating activities was $43.7 million in the twelve months ended December 31, 2004, and was primarily the result of net income of $22.4 million adjusted for certain non-cash items, including depreciation of $5.6 million, amortization of intangible assets of $2.5 million, tax benefit of stock options exercised of $23.2 million, and stock-based compensation of $18.8 million, offset by a gain on sale of investment of $3.6 million. Operating activities were also affected positively by a decrease in accounts receivable of $8.8 million primarily related to payments received under XDR and FlexIO chip interface contracts, and an increase in accounts and taxes payable, accrued salaries and benefits and other accrued liabilities of $6.6 million. This cash generated from operating activities was partially offset by an increase in prepaid expenses, deferred taxes and other assets of $22.2 million primarily due to our election to capitalize certain research and development expenses for tax purposes and a net decrease in deferred revenue of $18.4 million resulting from contract revenues recognized in excess of contract billings primarily related to increased revenues for XDR and FlexIO chip interface contracts in which billings were made in the prior year.

Investing Activities

Cash used in investing activities was $68.3 million in the twelve months ended December 31, 2006, and primarily consisted of purchases of marketable securities of $215.2 million, offset by maturities of $166.2 million. In addition, $1.0 million was used to acquire certain proprietary assets from GDA, $0.3 million was used to purchase intangible assets, $14.9 million was used to acquire property and equipment, primarily computer and software and $3.1 million was used to acquire leasehold improvements.

Cash used in investing activities was $139.3 million in the twelve months ended December 31, 2005, and primarily consisted of purchases of marketable securities of $347.7 million resulting from the investment of a portion of the net proceeds from the issuance of convertible notes, offset by maturities of $222.1 million. In addition, $5.4 million was used to acquire certain proprietary digital core designs from GDA, $2.5 million was used to acquire certain serial link intellectual property assets from Cadence and $8.6 million was used for the purchase of property and equipment, including computer and software purchases in the United States and computer equipment, software, leasehold improvements and office equipment and furniture for a new facility in India. The change is partially offset by a reduction in restricted cash of $2.8 million due to the settlement in the Infineon case, which removed the restrictions on these assets.

Cash used in investing activities was $60.9 million for the twelve months ended December 31, 2004, and primarily consisted of purchases of marketable securities of $119.4 million, offset by maturities of $76.8 million, and cash paid for the acquisition and related acquisition costs of certain serial link intellectual property assets from Cadence totaling $11.1 million, $12.3 million for purchases of property and equipment and leasehold improvements (including software tools purchased from Cadence), and a $0.5 million increase in restricted cash. These uses of cash were partially offset by proceeds of $5.6 million from the sale of our investment in Tessera for which we recorded a $3.6 million gain.

Financing Activities

Net cash provided by financing activities was $35.8 million in the twelve months ended December 31, 2006. We received net proceeds of $57.6 million from the issuance of Common Stock associated with exercises of employee stock options and Common Stock issued under our employee stock purchase plan, partially offset by repurchases of our Common Stock of $21.0 million. In addition, we made a $0.8 million installment payment on a $2.8 million agreement related to a fixed asset purchase in 2005.

Net cash provided by financing activities was $99.7 million in the twelve months ended December 31, 2005. We received net proceeds from the issuance of convertible notes of $292.8 million and net proceeds from the issuance of Common Stock associated with exercises of employee stock options and Common Stock issued under our employee stock purchase plan of $8.5 million. This cash provided from the issuance of convertible notes and Common Stock was partially offset by the repurchase of our Common Stock of $88.2 million and the repurchases of outstanding convertible notes of $113.0 million. In addition, we repaid approximately $0.4 million against an installment payment plan used to acquire capitalized software.

Cash generated by financing activities was $23.4 million in the twelve months ended December 31, 2004, and was the result of net proceeds of $45.1 million from the issuance of Common Stock associated with exercises of employee stock options and stock issued under the employee stock purchase plan. This cash provided from the issuance of Common Stock was partially offset by $21.7 million we used to repurchase Common Stock under our stock repurchase program.

We currently anticipate that existing cash and cash equivalent balances and cash flows from our operating activities will be adequate to meet our cash needs for at least the next 12 months. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this report, we are involved in ongoing litigation related to our intellectual property and our stock option investigation. Any adverse settlements or judgments in this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur. In addition, as described elsewhere in this report, the Trustee for our convertible notes has alleged that an event of default with respect to the convertible notes has occurred and has called for the acceleration of payment of those convertible notes. We are evaluating our options with respect to the convertible notes as a result of the receipt of the notice of acceleration. We believe that we have adequate financial resources to pay any unpaid principal and any accrued or default interest due on the notes.

Contingent Warrants, Common Stock Equivalents, and Options

Warrants

In October 1998, our Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of our Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. Warrants exercisable for a total of 1,520,000 shares of our Common Stock had been issued under the program. As of December 31, 2006, no warrants were exercised as the defined milestones were not achieved, and all warrants have expired.

Contingent Common Stock Equivalents and Options

As of December 31, 2005, there were 1,000,000 contingent unvested Common Stock Equivalents, or CSEs, and 799,346 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM 850E chipsets. These CSEs were granted to our previous Chief Executive Officer and President in 1999 and the options were granted to certain of our employees in 1999 and 2001. The CSEs were granted with a term of 10 years and the options were granted with an exercise price of $2.50 and a term of 10 years. It was previously expected that there would be a non-cash charge to our statement of operations, based on fair value of the CSEs and options, when the achievement of certain Intel milestones became probable. Intel has since phased out the 850E chipset and as a result, the unvested CSEs and options will never vest.

During the year ended December 31, 2006, 77,500 contingent unvested options were forfeited and all of the contingent unvested CSEs were forfeited unvested when the officers terminated their services. As of December 31, 2006, there were no contingent unvested CSEs and 721,846 contingent unvested options. As noted above, none are expected to vest.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock principally to reduce the dilutive effect of employee stock options. On January 23, 2006 our Board of Directors approved an authorization to repurchase up to an additional 5.0 million shares of our Common Stock, giving us a total authorization to purchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. During the first quarter of fiscal 2006, we repurchased 0.7 million shares at an average price per share of $29.94. As of December 31, 2006, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. This amount includes 4.1 million shares repurchased in connection with our $300.0 million zero coupon convertible senior subordinated note offering on February 1, 2005. As of December 31, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock. In connection with the stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. We will not repurchase additional shares until after we are current with our SEC filings.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain of our obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We also lease a facility in Mountain View, California, through November 11, 2009, Chapel Hill, North Carolina through November 15, 2009 and lease a facility for our design center in Bangalore, India through November 30, 2009. In addition, as a result of our acquisition of GDA in 2005, we entered into a lease for an additional facility in Bangalore, India through March 31, 2007, which was recently extended through mid-November 2007. The Company also leases office facilities in Austin, Texas and various international locations under non-cancelable leases that range in terms from month-to-month to one year.

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

On August 17, 2006, we received a notice of default from U.S. Bank National Association, as trustee (the “Trustee”) for the convertible notes. The notice asserted that our failure to file our Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between us and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if we did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, we received a notice from the Trustee stating that since we had not cured the default that had been asserted by the Trustee within the sixty day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, we received an additional notice of default from the Trustee relating to our failure to file our Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, we received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable. Default interest on the notes accrues at a rate of 2% per annum from the date on which full payment of the notes is due to the date that full payment is made.

As of December 31, 2006, we have reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year in the following table. We are evaluating our options with respect to the notes as a result of the receipt of the notice of acceleration and believe that we have adequate financial resources to pay any unpaid principal and any accrued or default interest due on the convertible notes. See Note 16 “Convertible Notes” of Notes to Consolidated Financial Statements for a detailed discussion of this matter.

In connection with certain German litigation, the German courts have requested that we set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.7 million is restricted as to withdrawal, managed by a third party subject to certain limitations under our investment policy and included in restricted cash to cover the German court requirements.

As of December 31, 2006, our material contractual obligations are:

	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$23,239	$6,446	$11,728	$5,065	$—
Convertible notes	160,000	160,000	—	—	—
Purchased software license agreements (1)	8,212	7,394	818	—	—

Total	$191,451	$173,840	$12,546	$5,065	$—

(1)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2006, which are also listed on our balance sheet under current and other long-term liabilities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contract Revenues

We generally recognize revenue in accordance the provisions of SOP 81-1 for development contracts related to licenses of our chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenues derived from such license and engineering services may be recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress to completion using input measures based upon labor-hours incurred. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

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

Conversely, if the newly estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees will be recognized over a longer period. If there is significant uncertainty about the time to complete or the deliverables by either party, we evaluate the appropriateness of applying the completed contract method of accounting under SOP 81-1. Such evaluation is completed by us on a contract-by-contract basis. For all contracts where revenue recognition must be delayed until the contract deliverables are substantially complete, we evaluate the realizability of the assets which the accumulated costs would represent and defer or expense as incurred based upon the conclusions of our realization analysis.

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

We recognize revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for development contracts related to licenses of our chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. Our rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, we do not have a sufficient population of contracts from which to derive vendor-specific objective evidence.

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

Litigation

We are involved in certain legal proceedings, as discussed in Note 17, “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we accrue for losses related to litigation if we determine that a loss is probable and can be reasonably estimated. If a specific loss amount cannot be estimated, we review the range of possible outcomes and accrue the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

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

At December 31, 2006, our balance sheet included net deferred tax assets of approximately $109.6 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses, net operating loss and tax credit carryovers.

We periodically evaluate the realizability of the deferred tax assets based on all available evidence, both positive and negative. Future taxable income and other factors determine how much benefit we ultimately realize from deferred tax assets. If our estimate of future taxable income or the overall expected realizability of the deferred tax assets changes, a valuation allowance may have to be recorded, which could materially impact our financial position and results of operation.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards and our Employee Stock Purchase Plan using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25,” FASB Technical Bulletin No. 97-1 (“FTB 97-1”) “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and related interpretations and provided the required pro forma disclosures of SFAS 123 “Accounting for Stock-Based Compensation.” In accordance with APB 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date and for any grants that were modified from their original terms. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the options. The charge for modifications of options in general was equal to the number of options modified multiplied by the difference between the market price of the options on the modification date and the grant price. The charge for modified options was taken over the remaining service period, if any. See Note 3, “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements for more information on the restatement of our financial statements for periods prior to January 1, 2006.

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. We selected the modified prospective method of adoption which recognizes compensation expense for the fair value of all stock-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of our stock option and Employee Stock Purchase Plan (“ESPP”) awards consistent with the provisions of SFAS 123(R). The BSM option-pricing model requires the estimation of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that most significantly affect the grant date fair value. The expected stock price volatility assumption was determined using the implied volatility of the Company’s

Common Stock. We use implied volatility for both our stock options and ESPP shares based on freely traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical or blended volatility. If there is not sufficient volume in our market traded options for any period, we will use an equally weighted blend of historical and implied volatility. The expected term assumption for our stock option grants was determined using a Monte Carlo simulation model which projects future option holder behavior patterns based upon actual historical option exercises. SFAS 123(R) also requires the application of a forfeiture rate to the calculated fair value of stock options on a prospective basis. Our assumption of forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting over the trailing four years. If our assumption of forfeiture rate changes, we would have to make a cumulative adjustment in the current period. We monitor the assumptions used to compute the fair value of our stock options and ESPP awards on a regular basis and we will revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of these awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 2 “Summary of Significant Accounting Policies” section “Stock-based compensation” of Notes to Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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

We invest our cash equivalents and short-term investments in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Repurchase Agreements, Commercial Paper and Bankers’ Acceptance. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2006, we had an investment portfolio of fixed income marketable securities of $363.0 million excluding cash and cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of December 31, 2006, the fair value of the portfolio would decline by approximately $0.8 million. Actual results may differ materially from this sensitivity analysis.

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of business development offices of from 3 to 11 people in any one country and one design center in India. We monitor our foreign currency exposure; however, as of December 31, 2006, our foreign currency exposure is not material enough to warrant foreign currency hedging.

The table below summarizes the book value, fair value, unrealized losses and related weighted average interest rates for our marketable securities portfolio as of December 31, 2006 and 2005:

	Twelve months ended December 31, 2006
(dollars in thousands)	Fair Value	Book Value	Unrealized Gain/ (Loss)	Average Rate of Return (annualized)
Marketable securities:
United States government debt securities	$226,813	$227,576	$(763)	4.2%
Corporate notes and bonds	136,224	136,417	(193)	5.2%

Total marketable securities	$363,037	$363,993	$(956)

	Twelve months ended December 31, 2005
(dollars in thousands)	Fair Value	Book Value	Unrealized Gain/ (Loss)	Average Rate of Return (annualized)
Marketable securities:
United States government debt securities	$280,659	$283,018	$(2,359)	3.8%
Corporate notes and bonds	32,340	32,705	(365)	2.4%

Total marketable securities	$312,999	$315,723	(2,724)

Item 8.	Financial Statements and Supplementary Data

See Item 15 “Exhibits and Financial Statement Schedules” of this Form 10-K for required financial statements and supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Background to the Restatement

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

On July 17, 2006, the Audit Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of determination, we concluded that we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued consolidated financial statements. Therefore, the Audit Committee and management, concluded that our previously issued consolidated financial statements for the fiscal years 2003, 2004 and 2005, which were included in our 2005 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q filed with respect to each of the applicable quarters in these fiscal years, and the consolidated financial statements included in our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2006, should no longer be relied upon and would be restated.

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

The results of the investigation were consistent with the Audit Committee’s earlier conclusion that our previously filed consolidated financial statements should no longer be relied upon. We are disclosing the restatement of the consolidated financial statements for the affected periods by filing this Form 10-K for the fiscal year ended December 31, 2006, which includes the restatement of the consolidated financial statements for the 2005 and 2004 fiscal years, as well as restated consolidated financial data for the first quarter of 2006. In addition, the errors we identified impacted our consolidated financial statements for the periods prior to the year ended December 31, 2004. In the 2006 Form 10-K, the cumulative impact of the errors as of December 31, 2003 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred tax assets as of January 1, 2004. The impact of these errors will continue to have an effect on our consolidated financial statements through fiscal 2009.

The impact of these errors also extended to the quarter ended March 31, 2006. Our previously filed consolidated financial statements for the quarter ended March 31, 2006, related management’s discussion and analysis of financial condition and results of operations and certain tables and disclosures related to APB 25, SFAS 123 and SFAS 123(R) are restated in Exhibit 99.1. We have filed interim consolidated financial statements on Form 10-Q for the period ended June 30, 2006 and the period ended September 30, 2006. In these quarterly consolidated financial statements, the cumulative impact of the errors as of December 31, 2004 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred taxes as of January 1, 2005.

Other balance sheet items related to prior periods affected by the restatement are reflected in the opening balances of the consolidated balance sheet as of January 1, 2004.

Findings Concerning Stock Option Grant Controls and Procedures

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

Concurrent with the review by the Audit Committee, our management, under the oversight of the Audit Committee, completed an internal review of our previously recorded accounting for stock option based compensation expenses and subsequently made adjustments for: (a) stock option grants for which the Audit Committee determined that the actual grant date for accounting purposes was different from the stated grant date for new hire grants to employees, annual and other grants to employees, and any grants to officers; (b) grants made to individuals who had extensions of option termination dates and, in some cases, extensions of vesting periods pursuant to separation agreements under which the individuals did not perform any significant duties during the separation period and were employees in name only; (c) payroll tax withholding liabilities for certain repriced stock grants that no longer qualify for ISO tax treatment; and (d) other miscellaneous adjustments for modifications and errors, including adjustments for grants to non-employees providing consulting services, and adjustments for continued vesting after an individual converted from an employee to a consultant role and tax effect for each of the adjustments noted above.

During the course of the review, we also identified certain other errors in accounting determinations and judgments related to transactions occurring in prior fiscal years that, although not significant, current management has included in the restated consolidated financial statements. Restatement adjustments are further described in Note 3 “Restatement of Consolidated Financial Statements” of Notes to the Consolidated Financial Statements.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current CEO and current CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”), as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our CEO and CFO. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal control over financial reporting.

Based on this evaluation, our management, including our current CEO and current CFO, has concluded that our disclosure controls and procedures were not effective as of December 31, 2006 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our current management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the U. S. for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including the CEO and CFO conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Management has determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2006.

Insufficient personnel with appropriate accounting knowledge and training: We lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this control deficiency resulted in audit adjustments that corrected an understatement of revenue and audit adjustments to deferred revenue, deferred rent, property and equipment, depreciation, consulting expenses and certain accrual accounts and disclosures in the consolidated financial statements for the year ended December 31, 2006, primarily arising from an insufficient review by us as to relevant information obtained through communications with personnel in operations and through review of certain key contracts and agreements of unique transactions for such accounts. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

Based on the above described material weakness, our CEO and CFO have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Remediation of Material weakness in Internal Control Over Financial Reporting

Management, with oversight from the Company’s Audit Committee, is committed to remediating the material weakness identified above by implementing changes to our internal control over financial reporting. Management is in the process of implementing, the following changes to the Company’s internal control over financial reporting:

•	We are actively recruiting for the newly created position of Vice President of Accounting/Finance, who will have oversight over all of the accounting functions in the Company;

•

We will be actively recruiting accountants with experience and expertise to fill key positions , specifically in the areas of general accounting, revenue and external reporting to replace the contractors who are currently fulfilling such roles;

•

We will expand our training to our accounting and finance employees in the various areas of generally accepted accounting principles, particularly in the areas of revenue recognition and stock-based compensation. This will include initial and continuous training, specifically focused on new and developing topics;

•

Secondary review controls executed by accounting personnel will be subject to targeted internal audit reviews, specifically with the focus of ensuring such monitoring controls include an in-depth review of the related transactions’ source documents and communications with personnel in operations responsible for such transactions;

•

We will continue our efforts to review our internal controls over financial reporting with the intent to automate previously manual processes specifically in the areas of contract administration, revenue recognition and stock administration;

•

We will continue to improve communications between Finance personnel responsible for completing reviews of the Company’s revenue agreements and operations personnel responsible for the execution of work on those transactions;

•

We will continue to improve documentation and review standards for SOP 97-2 and 81-1 transactions—inclusive of matters raised by operations personnel during our quarterly revenue recognition review meetings.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors is currently comprised of ten members who are divided into two classes with overlapping two-year terms. We currently have five Class I directors and five Class II directors. At each annual meeting of stockholders, a class of directors is elected for a term of two years to succeed those directors whose terms expire on the annual meeting date. A director serves in office until his or her respective successor is duly elected and qualified or until his or her death or resignation. Any additional directorships resulting from an increase in the number of directors will be distributed among the two classes so that, as nearly as possible, each class will consist of an equal number of directors. Any vacancy occurring mid-term will be filled by a person selected by a majority of the other current members of the Board of Directors. There is no family relationship between any of our directors.

Directors are elected by a plurality of the shares present in person or represented by proxy at our annual meeting and entitled to vote on the election of directors. There are no cumulative voting rights in the election of directors.

Pursuant to the Charter for the Chairperson of the Board of Rambus Inc. (which was adopted in October 2006 and is available on our website at http://investor.rambus.com/governance/chairperson.cfm), a Chairperson, who may not be our Chief Executive Officer, is elected annually by the Board of Directors after our annual meeting. The Chairperson acts as the presiding director at Board meetings and manages the agenda of such meetings, and manages the affairs of the Board, including ensuring that the Board is organized properly, functions effectively, and meets its obligations and responsibilities. The Chairperson also acts as the principal contact for the Chief Executive Officer and other members of the Board and management, as appropriate, for matters requiring the attention of the full Board.

The following table contains information regarding our directors as of May 31, 2007.

Class I Directors Whose Terms are Scheduled to Expire at the Annual Meeting in 2008

Name	Age	Principal Occupation and Business Experience
Sunlin Chou, Ph.D.	60	Dr. Chou was appointed to the Board of Directors in March 2006. Dr. Chou served for 34 years at Intel Corporation, a leader in the semiconductor industry, before retiring in 2005 as a senior vice president. He was co-general manager of the Technology and Manufacturing Group from 1998 to 2005. Dr. Chou holds a B.S., M.S and E.E. in Electrical Engineering from the Massachusetts Institute of Technology and received a Ph.D. in Electrical Engineering from Stanford University.

Bruce Dunlevie	50	Mr. Dunlevie has served as a director since our founding in March 1990. He has been a general partner of the venture capital firm Benchmark Capital since May 1995, and was a general partner of the venture capital firm Merrill, Pickard, Anderson & Eyre between 1989 and 2000. He holds a B.A. in History from Rice University and an M.B.A. from Stanford University. Mr. Dunlevie also serves on the board of Palm, Inc., and several private companies.

Name	Age	Principal Occupation and Business Experience
Mark Horowitz, Ph.D.	50	Dr. Horowitz has served as a director since our co-founding in March 1990 and has served as chief scientist since May 2005. Dr. Horowitz also served as a vice president from March 1990 to May 1994. Dr. Horowitz has taught at Stanford University since 1984 where he is currently a professor of Electrical Engineering and Computer Science. He holds B.S. and M.S. degrees in Electrical Engineering from the Massachusetts Institute of Technology and received his Ph.D. in Electrical Engineering from Stanford University.

Harold Hughes	61	Mr. Hughes has served as our chief executive officer and president since January 2005 and as a director since June 2003. He served as a United States Army Officer from 1969 to 1972 before starting his private sector career with Intel Corporation. Mr. Hughes held a variety of positions within Intel Corporation from 1974 to 1997, including treasurer, vice president of Intel Capital, chief financial officer, and vice president of Planning and Logistics. Following his tenure at Intel, Mr. Hughes was the chairman and chief executive officer of Pandesic, LLC. He holds a B.A. from the University of Wisconsin and an M.B.A. from the University of Michigan. He also serves as a director of Berkeley Technology, Ltd.

Abraham D. Sofaer	69	Mr. Sofaer has served as a director since May 2005. He has been the George P. Shultz Distinguished Scholar and Senior Fellow at the Hoover Institution at Stanford University since 1994. Mr. Sofaer has a long and distinguished career in the legal profession. Prior to assuming his current roles, he served in private practice as a partner at Hughes, Hubbard & Reed in Washington, DC and as the chief legal adviser to the U.S. Department of State. From 1979 to 1985, Mr. Sofaer served as a U.S. District Judge for the Southern District of New York. He was a professor at the Columbia University School of Law from 1969 to 1979, and from 1967 to 1969 was an Assistant U.S. Attorney in the Southern District of New York. Mr. Sofaer graduated magna cum laude with a B.A. in History from Yeshiva College and received his law degree from the New York University School of Law where he was editor-in-chief of the NYU Law Review. He clerked for Hon. J. Skelly Wright on the U.S. Court of Appeals for the District of Columbia Circuit, and for Justice William J. Brennan, Jr. on the U.S. Supreme Court. Mr. Sofaer currently serves as a director of NTI, Inc. and Gen-Probe, Inc.

Class II Directors Whose Terms are Scheduled to Expire at the Annual Meeting in 2007

Name	Age	Principal Occupation and Business Experience
J. Thomas Bentley	57	Mr. Bentley has served as a director since March 2005. He served as a managing director at SVB Alliant (formerly Alliant Partners), a mergers and acquisitions firm, since he co-founded the firm in 1990 until October 2005. Mr. Bentley holds a B.A. in Economics from Vanderbilt University and an M.S. in Management from the Massachusetts Institute of Technology. Mr. Bentley currently serves on the board of Nanometrics, Inc.

P. Michael Farmwald, Ph.D.	53	Dr. Farmwald has served as a director since our founding in March 1990 and has served as senior technical advisor since October 2006. In addition, he served as vice president and chief scientist from March 1990 to November 1993. Dr. Farmwald founded Skymoon Ventures, a venture capital firm, in 2000. In addition, Dr. Farmwald has co-founded other semiconductor companies, including Matrix Semiconductor, Inc. in 1997. Dr. Farmwald holds a B.S. in Mathematics from Purdue University and a Ph.D. in Computer Science from Stanford University.

Penelope A. Herscher	46	Ms. Herscher has served as a director since July 2006. She currently holds the position of president and chief executive officer of firstRain, Inc., a custom-configured, on-demand intelligence services firm. Prior to joining firstRain, Ms. Herscher held the position of executive vice president and chief marketing officer at Cadence Design Systems. From 1996 to 2002, Ms. Herscher was president and chief executive officer of Simplex Solutions, which was acquired by Cadence in 2002. Before Simplex, she was an executive at Synopsys for eight years and started her career as an R&D engineer with Texas Instruments. She holds a B.A. with honors in Mathematics from Cambridge University in England. Ms. Herscher serves on the boards of firstRain and several non-profit institutions.

Kevin Kennedy, Ph.D.	51	Dr. Kennedy has served as the non-employee chairman of the Board of Directors since August 2006 and has served as a director since April 2003. He is currently chief executive officer, president and director at JDS Uniphase Corporation, a communications equipment corporation. From August 2001 to September 2003, Dr. Kennedy was the chief operating officer of Openwave Systems, Inc., a software corporation. Prior to joining Openwave Systems Inc., Dr. Kennedy served seven years at Cisco Systems, Inc., a networking corporation, most recently as senior vice president of the Service Provider Line of Business and Software Technologies Division, and 17 years at Bell Laboratories. He holds a B.S. from Lehigh University and an M.S. and Ph.D. from Rutgers University, each in Engineering. Dr. Kennedy is also a director of KLA-Tencor Corp.

Name	Age	Principal Occupation and Business Experience
David Shrigley	59	Mr. Shrigley has served as a director since October 2006. Mr. Shrigley joined the Board of Directors of Wolfson Microelectronics plc, a supplier of mixed-signal chips for the digital market in November 2006 and became its chief executive officer in March 2007. He served as a general partner at Sevin Rosen Funds, a venture capital firm, from 1999 to 2005. Prior to that, Mr. Shrigley held the position of executive vice president, Marketing, Sales and Service at Bay Networks. Mr. Shrigley served in various executive positions during the prior 18 years at Intel, including vice president and general manager of Asia Pacific Sales and Marketing Operations based in Hong Kong, and vice president and general manager, Corporate Marketing. Mr. Shrigley holds a B.A. from Franklin University.

Executive Officers

Information regarding our executive officers and their ages and positions as of May 31, 2007, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience
Kevin S. Donnelly	45	Senior Vice President, Engineering. Mr. Donnelly joined us in 1993. Mr. Donnelly has served in his current position since March 2006. From February 2005 to March 2006, Mr. Donnelly served as co-vice president of Engineering. From October 2002 to February 2005 he served as vice president, Logic Interface Division. Mr. Donnelly held various engineering and management positions before becoming vice president, Logic Interface Division in October 2002. Before joining us, Mr. Donnelly held engineering positions at National Semiconductor, Sipex, and Memorex, over an eight year period. He holds a B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley, and an M.S. in Electrical Engineering from San Jose State University.

Sharon E. Holt	42	Senior Vice President, Worldwide Sales, Licensing and Marketing. Ms. Holt has served as our senior vice president, Worldwide Sales, Licensing and Marketing (formerly titled Worldwide Sales and Marketing) since joining us in August 2004. From November 1999 to July 2004, Ms. Holt held various positions at Agilent Technologies, Inc., an electronics instruments and controls company, most recently as vice president and general manager, Americas Field Operations, Semiconductor Products Group. Prior to Agilent Technologies, Inc., Ms. Holt held various engineering, marketing, and sales management positions at Hewlett-Packard Company, a hardware manufacturer. Ms. Holt holds a B.S. in Electrical Engineering, with a minor in Mathematics, from the Virginia Polytechnic Institute and State University.

Harold Hughes	61	Chief Executive Officer and President. Mr. Hughes has served as our chief executive officer and president since January 2005 and as a director since June 2003. He served as a United States Army Officer from 1969 to 1972 before starting his private sector career with Intel Corporation. Mr. Hughes held a variety of positions within Intel Corporation from 1974 to 1997, including treasurer, vice president of Intel Capital, chief financial officer, and vice president of Planning and Logistics. Following his tenure at Intel, Mr. Hughes was the chairman and chief executive officer of Pandesic, LLC. He holds a B.A. from the University of Wisconsin and an M.B.A. from the University of Michigan. He also serves as a director of Berkeley Technology, Ltd.

Thomas Lavelle	57	Senior Vice President and General Counsel. Mr. Lavelle has served in his current position since December 2006. Previous to that, Mr. Lavelle served as vice president and general counsel at Xilinx, one of the world’s leading suppliers of programmable chips. Mr. Lavelle joined Xilinx in 1999 after spending more than 15 years at Intel Corporation where he held various positions in the legal department. Mr. Lavelle earned a J.D. from Santa Clara University School of Law and a B.A. from the University of California at Los Angeles.

Name	Age	Position and Business Experience
Satish Rishi	47	Senior Vice President, Finance and Chief Financial Officer. Mr. Rishi joined us in his current position in April 2006. Prior to joining us, Mr. Rishi held the position of executive vice president of Finance and chief financial officer of Toppan Photomasks, Inc., (formerly DuPont Photomasks, Inc.) one of the world’s leading photomask providers, from November 2001 to April 2006. During his 20-year career, Mr. Rishi has held senior financial management positions at semiconductor and electronic manufacturing companies. He served as vice president and assistant treasurer at Dell Inc. Prior to Dell, Mr. Rishi spent 13 years at Intel Corporation, where he held financial management positions both in the United States and overseas, including assistant treasurer. Mr. Rishi holds a B.S. with honors in Mechanical Engineering from Delhi University in Delhi, India and an M.B.A. from the University of California at Berkeley’s Haas School of Business. He also serves as a director of Measurement Specialties, Inc.

Michael Schroeder	47	Vice President, Human Resources. Mr. Schroeder has served as our vice president, Human Resources since joining us in June 2004. From April 2003 to May 2004, Mr. Schroeder was vice president, Human Resources at DigitalThink, Inc., an online service company. From August 2000 to August 2002, Mr. Schroeder served as vice president, Human Resources at Alphablox Corporation, a software company. From August 1992 to August 2000, Mr. Schroeder held various positions at Synopsys, Inc., a software and programming company, including vice president, California Site Human Resources, group director Human Resources, director Human Resources and employment manager. Mr. Schroeder attended the University of Wisconsin, Milwaukee and studied Russian.

Martin Scott, Ph.D.	52	Senior Vice President, Engineering. Dr. Scott has served in his current position since December 2006. Dr. Scott joined us from PMC-Sierra, Inc., a provider of broadband communications and storage integrated circuits, where he was most recently vice president and general manager of its Microprocessor Products Division from March 2006. Dr. Scott was the vice president and general manager for the I/O Solutions Division (which was purchased by PMC-Sierra) of Avago Technologies Limited, an analog and mixed signal semiconductor components and subsystem company, from October 2005 to March 2006. Dr. Scott held various positions at Agilent Technologies, including as vice president and general manager for the I/O Solutions division from October 2004 to October 2005, when the division was purchased by Avago Technologies, vice president and general manager of the ASSP Division from March 2002 until October 2004, and, before that, Network Products operation manager. Dr. Scott started his career in 1981 as a member of the technical staff at Hewlett Packard Laboratories and held various management positions at Hewlett Packard and was appointed ASIC business unit manager in 1998. He earned a B.S. from Rice University and holds both an M.S. and Ph.D. from Stanford University.

Name	Age	Position and Business Experience
Laura S. Stark	38	Senior Vice President, Platform Solutions. Ms. Stark joined us in 1996 as strategic accounts manager, and held the positions of strategic accounts director and vice president, Alliances and Infrastructure, before assuming the position of vice president, Memory Interface Division in October 2002. She held this position until February 2005 when she was appointed to her current position. Prior to that, Ms. Stark held various positions in the semiconductor products division of Motorola, a communications equipment company, during a six year tenure, including technical sales engineer for the Apple sales team and field application engineer for the Sun and SGI sales teams. Ms. Stark holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers, directors and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of these forms, we believe that during fiscal 2006 all of our executive officers, directors and ten percent stockholders complied with the applicable filing requirements except for late Forms 4 filed on behalf of Mr. Bentley, Mr. Chou, Mr. Dunlevie, Dr. Farmwald, Mr. Kennedy and Mr. Sofaer. The late filings for Mr. Bentley, Mr. Chou, Mr. Dunlevie, Dr. Farmwald, Dr. Kennedy and Mr. Sofaer were related to automatic grants of stock options to these directors made on October 2, 2006 that was inadvertently reported late by us on their behalf on October 11, 2006.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our website at http://investor.rambus.com/governance/ethics.cfm /. In addition, stockholders may request a free copy of our Code of Business Conduct and Ethics from:

Rambus Inc.

Attention: Investor Relations

4440 El Camino Real

Los Altos, CA 94022

Tel: 650-947-5050

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at http://investor.rambus.com/governance/ethics.cfm.

Audit Committee

Currently, the Audit Committee is comprised of Mr. Bentley, Mr. Sofaer and Mr. Chou, with Mr. Bentley serving as Chairman. The Audit Committee oversees our corporate accounting and financial reporting processes and controls, as well as our internal and external audits. Its duties include:

•	Reviewing our accounting and financial reporting processes and internal controls,

•	Providing oversight and review at least annually of our risk management policies, including our investment policies,

•	Retaining the independent auditors, approving their fees, and providing oversight and communication with them,

•	Reviewing the plans, findings and performance of our internal auditors,

•	Reviewing our annual, quarterly and other financial statements and related disclosure documents, and

•	Overseeing special investigations into financial and other matters, as necessary, such as the independent investigation into historical stock option grants.

Our Board of Directors has determined that Mr. Bentley is the “Audit Committee financial expert” and that Mr. Bentley, together with each of Mr. Sofaer and Mr. Chou, has no material relationship with us (either directly as a partner, stockholder or officer of an organization that has a relationship with us) and is “independent” as defined under NASD Rule 4200 and the applicable rules promulgated by the SEC.

The Audit Committee’s role is detailed in the Audit Committee Charter, which was amended and restated by our Board of Directors on April 4, 2007, and is available on our website at http://investor.rambus.com/governance/governance.cfm

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

We develop leading-edge chip interface technology years ahead of the market’s needs. We provide this technology to our customers through both patent licenses and through licenses for our leadership (Rambus-proprietary) architectures and designs. As our innovations are often adopted into industry-standard solutions, we license industry-standard designs as a further service for our customers.

Our business model requires that we attract and retain the best scientific and engineering personnel in our field of focus in order to realize our fundamental competitive advantage and deliver the greatest value for our stockholders. Because our technology is foundational in the large and growing market for digital electronics, competition for qualified individuals is fierce. Thus, our compensation program is designed to attract and retain the best talent, especially leading scientists and engineers, in the industry.

Our guiding philosophy for all of our employees is that total compensation (i.e., base salary, annual incentive bonus, long-term equity grants and other employee benefits and arrangements) should correlate highly to achievement of our financial and non-financial objectives. We also grant long-term, equity-based and cash incentive compensation in order to more closely align the long-term interests of management with those of our stockholders. Total compensation is tied both to company and individual performance. We strive to reward our employees, regardless of level, commensurate with their contributions, sustained performance and value created. This philosophy reflects our key strategic compensation design priorities: pay for performance, employee retention, cost management, and continued focus on corporate governance. Our total compensation philosophy is posted on our website at http://investor.rambus.com/governance/total_comp.cfm

This Compensation Discussion and Analysis presents our compensation policies, programs, and practices for the named executive officers presented on the Summary Compensation Table appearing later in this report.

Role and Responsibilities of the Compensation Committee

The Compensation Committee’s roles and responsibilities include the following activities which are among the duties reflected in our Compensation Committee Charter, which is posted on our website at http://investor.rambus.com/governance/compensation.cfm:

•

Annually review and approve the CEO and other executive officers’ compensation in the context of their performance, which includes reviewing and approving their annual base salary, annual incentive bonus, including the specific goals, targets, and amounts, equity compensation, employment agreements, severance arrangements, and change in control agreements/provisions, and any other benefits, compensation or arrangements.

•

Administer our stock option and equity incentive plans pursuant to the terms of such plans and the authority delegated by the Board. In its administration of the plans, the Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other equity compensation to individuals eligible for such grants and amend such awards following their grant.

•	Adopt, amend and oversee the administration of our significant employee benefits programs.

•	Review external surveys to establish appropriate ranges of compensation.

•

Retain and terminate any compensation consultant to assist in the evaluation of CEO or executive officer or director compensation, and approve the consultant’s fees and other terms of service, as well as obtain advice and assistance from internal or external legal, accounting or other advisors.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured annual and long-term incentive-based cash and non-cash executive compensation to attract and retain the named executive officers, and align their focus and actions to achieve our Company’s business goals.

To determine the appropriate levels of compensation for our executive officers, the Compensation Committee reviews in-depth analysis conducted by management and external consultants. The analysis is based, in part, on information reported in proxy statements and independent, third-party published survey data. Each year the Vice President of Human Resources works to provide analysis and recommendations in support of executive compensation. This analysis includes specific market pricing for each named executive officer position within the Company. To support the detailed analysis and recommendations, the Vice President of Human Resources works with both the Director of Compensation and independent consultants. The Vice President of Human Resources and the CEO then provide recommendations for executive officers other than the CEO to the Compensation Committee for their consideration and approval. The Vice President of Human Resources then presents analysis for determination of the CEO’s compensation to the Compensation Committee, and the Compensation Committee then deliberates in closed session.

In 2006, Compensia, a third party, independent consultant, assisted the Compensation Committee in evaluating the compensation program for our executive officers and directors. Compensia, working with management, has assisted the Compensation Committee each year since 2004. Compensia utilized peer group comparison and benchmarking surveys to assess the competitiveness and appropriateness of our compensation programs against our Compensation Peer Group described below and other industry comparisons. Compensia’s analysis included last fiscal year data and three-year average data evaluated against a variety of compensation utilization metrics including total equity compensation expense, equity expense as a percent of net income, and equity expense as a percent of revenue. Base and total cash compensation were also compared against the Compensation Peer Group and industry financial performance metrics, including revenue growth, net income growth, and total shareholder return.

In making compensation decisions, the Compensation Committee compares analysis of each element as well as the aggregation of all elements of total compensation against our peer group of publicly-traded companies, which we refer to as the Compensation Peer Group. The Compensation Peer Group consists of companies against which the Compensation Committee believes we compete for talent and represents similar benchmark attributes including revenue size, complexity, like industry, market capitalization, and number of employees. For fiscal year 2006, the Compensation Peer Group included: Actel Corp., Magma Design Auto Inc., Ceva Inc., MIPS Technologies Inc., Cymer Inc., Omnivision Tech Inc., DSP Group Inc., Pixelworks Inc., Formfactor Inc., Virage Logic Corp., Interdigital Communication Corp., Altera Corp., LSI Logic Corp., Atmel Corp., Nvidia Corp., Benchmark Electronics Inc., PMC Sierra Inc., Cypress Semiconductor Corp., Semtech Corp., Fairchild Semiconductor Intl Inc., Sigmatel Inc., Silicon Lab Inc., Integrated Circuit Systems Inc., Integrated Device Tech Inc., and Vishay Intertechnology Inc. The Compensation Committee reviews the Compensation Peer Group annually to ensure the appropriateness of the group for compensation comparisons.

Consistent with our “Pay for Performance” philosophy, the Compensation Committee targets our executive officers’ total cash compensation at or near the 75th percentile of the Compensation Peer Group. Base salary targets for executive officers are designed so that salary opportunities for a given office are positioned at approximately the 50th percentile of the Compensation Peer Group. The Compensation Committee believes that this percentile will allow us to maintain control over fixed compensation expense while affording competitive upside to the executives as a result of our financial performance. Variable or incentive cash compensation is realized based on the achievement of our annual operating plan as approved by the Board and achievement of individual objectives as described in more detail below.

In 2006, the Compensation Committee collaborated with management in the continuing effort to enhance corporate governance and align our compensation and benefit practices with the long term interests of our stockholders. In 2006, we implemented and obtained the approval of our stockholders of a new equity incentive plan that replaced our expiring 1997 Stock Option Plan, referred to as the 1997 Plan. Our new 2006 Equity Incentive Plan, referred to as the 2006 Plan, eliminated a historic evergreen replenishment provision and requires shareholder approval for share replenishment which we will propose as needed based on market comparisons and our performance. We have worked to reduce the issuance of equity as a percentage of overall compensation in-line with peer market trends. We have also worked to reduce the “burn rate,” or number of equity awards issued annually as a percentage of our total outstanding shares, to less than 3% of total outstanding shares in 2006, and we are projecting a burn rate of between 2.5% and 3% for 2007. When compared to our Compensation Peer Group, we fell below the 50th percentile for the last fiscal year and the three-year average overall gross burn rate and net burn rate (which factors in cancellations of equity awards under our plans). Our stock option issuance per employee has declined over 70 percent from 2003 to 2006. Also, in October 2006, the Compensation Committee considered and adopted stock ownership guidelines effective 2007 for our executive officers and directors as described below.

The Compensation Committee’s policy with respect to the adjustment or recovery of compensation as a result of material changes in our financial statements requiring an accounting restatement is to retain discretion over all pay elements and reserve the right to reduce or forego future compensation based on any required restatement or adjustment. The Compensation Committee intends to review these matters in light of the restatements that occurred as a result of the stock option investigation and consider the evolution of the policy as part of its annual policy review this year.

The Compensation Committee considers the potential future effects of Section 162(m) of the Internal Revenue Code of 1986, as amended. Section 162(m) limits the deductibility by public companies of certain executive compensation in excess of $1,000,000 per executive per year, but excludes from the calculation of such $1,000,000 limit certain elements of compensation, including performance-based compensation, provided that certain requirements are met. Both our 1997 Plan and 2006 Plan permit the Compensation Committee grant equity awards that are “performance-based” and thus fully tax-deductible by us. The Compensation Committee currently intends to continue evaluating all of our executive compensation and will qualify such compensation as performance based compensation under Section 162(m) to the extent it determines doing so is in our best interests. All of the stock options granted to our executive officers are intended to qualify under Section 162(m) as performance-based compensation. However, during our stock option investigation we discovered that certain stock options granted to Mr. Donnelly, Mr. Patel and Ms. Stark were granted with an exercise price below the fair market value of the underlying shares on the date of grant and will not qualify as performance based compensation under Section 162(m). In addition, the restricted stock unit and restricted stock awards granted to our executive officers do not qualify as performance-based compensation.

The Compensation Committee also considers the effects of Section 409A of the Internal Revenue Code when granting or providing compensation. Section 409A imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A. To assist in the avoidance of additional tax under Section 409A, we generally structure equity awards in a manner intended to comply with the applicable Section 409A requirements. However, in connection with the stock option investigation, certain stock options that were determined to have been granted at a discount to fair market value do not meet the requirements of Section 409A. Rambus has not paid or otherwise grossed up current or former executives for any additional taxes imposed by Section 409A with respect to these stock options. The Compensation Committee will continue to consider the appropriateness of any such action in the future based on applicable company and industry-wide developments.

As discussed elsewhere in this report, we have concluded an investigation into historical stock option grants. The Compensation Committee has taken into consideration the results of the investigation with respect to the internal control and other compensation policies of Rambus. A summary of the investigation and our findings are set forth under Note 3 of the Notes to Consolidated Financial Statements, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 9A, “Controls and Procedures.”

Both in response to the findings of the stock option investigation and as a result of our continuing efforts to enhance corporate governance, we have made many improvements to our policies and procedures for equity award grants. In November 2006, we changed the new hire grant procedures for named executive officers and other executives to be made on the first trading day of the month following their date of hire. The Compensation Committee also approved moving the annual performance equity grant date for all employees to the first trading day in February of each year. This date in February was chosen in order to allow these granting actions to take place as soon after our annual financial earnings release as was practical. We feel that this schedule coupled with prospective grant policies will afford more transparency and improve the governance of our equity program. In addition, we added improved internal controls to verify key elements of our policy and process compliance. These improvements included additional review and back-up audit requirements for both pre- and post-grant administration.

In designing our compensation programs, we take into consideration the accounting effect that each element will or may have on us. For example, in evaluating the 2006 Employee Stock Purchase Plan, referred to as the 2006 Stock Purchase Plan, the Compensation Committee considered both the appropriateness and competitiveness of our compensation strategy and the effect of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), referred to as SFAS 123(R), with respect to the compensation expense recorded in the financial statements. As a result, the Compensation Committee adopted modifications in early 2007 to the 2006 Stock Purchase Plan. These changes eliminated a 24 month look-back and substituted it with a standard 6 month look-back while retaining a purchase price equal to 85% of the fair market value on the first day of the offering period or the last day of the offering period, whichever is lower.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

•	Annual Base Salary

•	Annual Variable Compensation

•	Equity Based Compensation

•	All Other Compensation which includes 401(k) match, health/welfare and other standard benefits

Base Salary

We provide our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The annual base salary for executive officers is determined relative to job scope, past and present contributions for performance and compensation for similar positions within our Compensation Peer Group. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using the Compensation Peer Group and other industry market data.

We emphasize pay for performance in all components of compensation, and make salary adjustments based on individual employee performance relative to published compensation levels for incumbents of similar positions in the Compensation Peer Group. In 2006, annual salary represented 50% of our CEO’s annual total target cash and between 55% and 60% of the annual total target for the other named executive officers with the remainder of other total target in the form of bonus.

In 2007, the Compensation Committee approved a 15.4% increase in the CEO’s base salary and total cash compensation. As a result, his total target cash compensation level for fiscal year 2007 remains slightly below our target of 75th percentile of the Compensation Peer Group. Historically, we have paid the CEO below-market total cash compensation but we have issued more equity awards as compensation in comparison to the Compensation Peer Group and other industry companies. Starting in 2005 and continuing in 2006 and 2007, we have aligned the CEO’s total compensation package to be consistent with our other named executive officers and in-line with our compensation philosophy as applied against our Compensation Peer Group.

Performance-based Incentive Plan

The Compensation Committee rewards achievement at specified levels of financial and individual performance. Each officer has a target bonus level that is competitive with target bonuses for similar positions reported in our independent, third-party surveys and information from proxy statements. The Compensation Committee also reviews and ensures that the target bonus levels are competitive in comparison to the Compensation Peer Group. We have historically and continue to target the 75th percentile for total target cash within these defined talent markets. The Compensation Committee believes that financial performance is a key measurement in determining variable compensation.

The 2006 incentive plan included our named executive officers as well as employees through senior individual contributor levels, and all employees will be eligible to participate in 2007. The incentive plan is funded based on achievement of an adjusted pre-tax income target, which excludes stock-based compensation expense and other one time charges deemed by the Compensation Committee to be extraordinary and outside of management control. Pre-tax income was chosen as our financial performance metric because it is a function of both the top-line revenue performance and expense management efficiency. The Compensation Committee retains the discretion to exclude the one-time charges from the pre-tax income calculation. For fiscal year 2006, the pre-tax achievement excluded stock-based compensation expenses, a one-time bonus paid to outside litigation counsel, and expenses incurred as a result of the stock option investigation. The incentive plan is designed to be funded linearly beginning at a threshold of 70% of the pre-approved plan and rises to a potential 200% of target funding based on the achievement exceeding the pre-tax income target. Named executive officers participating in the plan are also measured against objectives that tie directly to our overall operating plan objectives. For fiscal year 2006, these objectives included specific customer goals, licensing objectives, specific technology development milestones, internal control and process improvements, and productivity initiatives. Final payout of these cash incentive awards, if any, is determined by the funding level achieved and each individual’s performance against their key objectives or management by objectives.

For fiscal year 2006, our adjusted pretax results generated a funding level of 1.75 times the total target bonus. All of our named executive officers received between 125% and 180% of their incentive targets. Our CEO earned a bonus of 175% of his incentive target based on the adjusted pretax results.

Long-term Equity Incentive Compensation—Stock Awards and Option Grants

Ownership of our Common Stock is a key element of executive compensation. Our named executive officers are eligible to participate in the 2006 Plan and our 2006 Stock Purchase Plan. The 2006 Plan permits the Board or the Compensation

Committee to grant restricted stock, stock options, stock appreciation rights, restricted stock units and other stock-based equity awards to employees, including named executive officers, on such terms as the Board or the Compensation Committee may determine. On several occasions in 2006, we opted to grant restricted stock or restricted stock units, referred to as RSUs, instead of stock options generally because we wished to reduce overall equity issuances and compensation expenses, while also focusing on the effectiveness of the use of a restricted stock or RSU element for specific purposes. We determined that granting such awards in lieu of stock options provided us with an additional recruitment incentive in the hiring of Mr. Rishi and part of a special litigation incentive for Mr. Danforth. The Compensation Committee continues to evaluate the proper mix for the issuance of stock options, restricted stock or RSUs, and other equity awards.

Currently, equity grants are the only element of our long-term compensation. We are using long-term compensation as a retention tool and as a primary compensation element to align our named executive officers with the long-term interest of our stockholders. The Compensation Committee compared the number of shares and the value of the equity grants with the Compensation Peer Group and third party industry survey data. Our targeted value for these awards is at or above the 75th percentile for each named executive officer. As a further retention tool, we generally apply a 5-year vesting schedule on these equity grants in comparison to the more standard 3-year or 4-year vesting period used by most of the Compensation Peer Group.

In determining the size of a stock option grant to a named executive officer, the Compensation Committee takes into account equity participation by comparable employees, external competitive circumstances and other relevant factors. Because these options typically vest ratably over 60 months, they require the named executive officer’s continued service. In addition, the Compensation Committee considers each named executive officer’s performance and contribution during the fiscal year, analyses reflecting the value delivered by the executive and competitive practices.

Our stock purchase plans permit employees to acquire our Common Stock through payroll deductions and promote broad-based equity participation throughout our company.

The Compensation Committee believes that these stock plans align the interests of the named executive officers as well as our other employees with the long-term interests of the stockholders.

Stock Ownership Guidelines.

In October 2006, our Board approved stock ownership and retention guidelines for executives and directors. Under these guidelines, our executive officers will be expected to accumulate and hold an equivalent value of our Common Stock that is equal or greater than 2 times to 5 times of their annual base salary, and to maintain this minimum amount throughout their tenure as an executive officer. The CEO will be expected to accumulate and hold an equivalent value of 5 times his/her annual base salary, all other Section 16 executive officers will be expected to accumulate and hold an equivalent value of 3 times their annual base salaries, and all other executives will be expected to accumulate and hold an equivalent value of 2 times their annual base salaries. All executive officers have five years to achieve this accumulated value requirement from January 1, 2007, or the date that the executive officer assumes his or her position, whichever is later. These targets were determined and set as the result of benchmark surveys conducted against industry survey data. Elements that will qualify towards ownership goals will include: vested and unvested restricted stock and restricted stock units, vested and unexercised stock options, stock purchase plan holdings and any other shares of Common Stock owned outright.

401(k) Plan and Other Health and Life Insurance Premium

Our named executive officers, like other employees, are eligible to participate in our 401(k) plan. In any plan year, we will contribute to each participant a matching contribution equal to 50% of the first 6% of the participant’s eligible compensation that has been contributed to the plan. In addition, all named executive officers and other employees are eligible to participate in all health and welfare benefits offered by us in accordance with the terms and conditions of such plans or arrangements.

We do not provide pension arrangements or post-retirement health coverage for our named executive officers or other employees.

Other Compensation

At the end of fiscal 2006, we gave to each employee a Sony PLAYSTATION®3 (“PS3™”) computer entertainment system which features our XDR™ memory and FlexIO™ processor bus interface technologies. We also paid a tax gross-up to each employee with respect to the value of the PS3™ received.

From time to time, primarily as a recruitment tool, the Compensation Committee has approved certain other compensation in the form of reimbursement or payment of relocation costs. For instance, in 2006, Rambus paid such expenses for Mr. Rishi in connection with his initial employment. We also have a policy of paying for or reimbursing various living expenses in connection with our executive officers whose job duties require them to work for us abroad, such as with Mr. Patel in 2006. Rambus will also make tax gross-up payments on these relocation, expatriate and related other compensation.

Rambus does not provide any other perquisites or other compensation to its named executive officers.

Employment and Retention Agreements

All of our employees, including our named executive officers, are employees-at-will and as such typically do not have employment contracts with us, except in the case of some employees of our foreign subsidiaries and as discussed below. We also do not provide post-employment health coverage or other benefits, except in connection with the retention agreements, details of which are included below.

The Compensation Committee periodically evaluates the need for such agreements with respect to market practices in order to remain competitive and attract and retain executive officers. For instance, individual circumstances may arise which lead to entering into such agreements to attract executive officers to join our company.

In addition, in 2006, as part of the arrangement for Mr. Danforth to assume a role focused on certain litigation matters, the Compensation Committee approved the entry into an employment agreement with Mr. Danforth. Mr. Danforth, who was our Senior Vice President and General Counsel, entered into the amended and restated employment agreement with us effective February 1, 2006. Pursuant to the terms of the agreement, Mr. Danforth is employed as a full-time employee during a period in which we and Mr. Danforth mutually agree and afterwards as a part-time employee through a subsequent twelve-month period. The agreement will terminate once all payments due and all other obligations of the parties have been made or satisfied. Mr. Danforth’s base salary and annual target bonus will be set by us in our sole discretion and he will also be paid certain additional bonuses if and when certain triggering events relating to outcomes in certain litigation matters occur during the term of the agreement. For fiscal year 2006, Mr. Danforth was issued 63,383 RSUs as a result of the achievement of certain of these triggering events. If Mr. Danforth’s employment is involuntarily terminated prior to October 22, 2007 by us other than for “Cause” (as defined in the agreement) or other than due to Mr. Danforth’s death or “Disability” (as defined in the agreement), then subject to Mr. Danforth entering into a release of claims in favor of us, Mr. Danforth shall receive severance from us which shall include certain salary and bonus payments and immediate accelerated vesting of stock options to acquire shares of our Common Stock to the same extent as if Mr. Danforth had remained employed by us through October 22, 2007. Had this provision in Mr. Danforth’s agreement been triggered on December 31, 2006, the value of the accelerated equity grants would have amounted to approximately $1.5 million. Effective July 27, 2006, Mr. Danforth left the position of Senior Vice President, General Counsel and assumed the role of senior legal advisor in which he focuses on the management of certain of our litigation matters.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Penelope A. Herscher (Chair)
Kevin Kennedy
David Shrigley

Summary Compensation Table

The following table shows compensation information for 2006 for the named executive officers.

Summary Compensation

For Fiscal Year 2006

Name and Title	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)		Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)		Total ($)
Harold E. Hughes(5) Chief Executive Officer	2006	375,000	—	—	1,857,443		662,282	—	9,388		2,904,113

Satish Rishi(6) Senior Vice President, Finance and Chief Financial Officer	2006	208,077	—	305,995	868,169		256,445	—	451,886	(7)	2,090,572

Robert K. Eulau(8) Former Chief Financial Officer	2006	50,305	—	—	248,260	(9)	—	—	2,554		301,119

John D. Danforth(10) Senior Legal Advisor	2006	255,000	—	968,171	2,141,852	(11)	296,201	—	11,274		3,672,498

Laura Sue Stark Senior Vice President, Platform Solutions	2006	255,000	—	—	2,312,180		343,217	—	11,455		2,921,852

Kevin S. Donnelly Senior Vice President, Technology Development	2006	246,000	—	—	2,273,933		317,895		11,625		2,849,453

Samir A. Patel(12) Former Senior Vice President, Product Development & Production	2006	240,000	—	—	1,609,941		307,095	—	37,205	(13)	2,194,241

(1)	Stock awards consist of restricted stock granted in connection with the hiring of Mr. Rishi and RSUs as part of a special litigation incentive for Mr. Danforth. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the dollar amounts recognized for financial statement reporting purposes by Rambus in fiscal year 2006 for stock awards in accordance with the provisions of SFAS 123(R). The assumptions used to calculate the value of stock awards are set forth under Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)	Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown are the dollar amounts, disregarding the estimate of forfeitures related to service-based vesting conditions, recognized for financial statement reporting purposes by Rambus in fiscal year 2006 for stock option awards in accordance with the provisions of SFAS 123(R). Stock compensation expense calculations for financial statement purposes spread the grant date cost of those awards over the service period. Therefore, amounts in this column include the expense for awards granted in fiscal year 2006 and previous years. The assumptions used to calculate the value of stock option awards are set forth under Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)	Amounts consist of bonuses earned for services rendered in fiscal year 2006 under our 2006 incentive plan.
(4)	In addition to any amounts disclosed with respect to individual named executive officers, amounts reported in the “All Other Compensation” column consist of (1) matching contributions to the named executive officers’ 401(k) accounts, (2) premiums paid for health and welfare insurance policies, and (3) tax “gross-ups” of $312 per employee for PS3™ entertainment systems provided to all of our employees.
(5)	Mr. Hughes assumed the additional responsibility as our Chief Financial Officer from March 2, 2006 to April 10, 2006.
(6)	Mr. Rishi joined Rambus as Senior Vice President, Finance and Chief Financial Officer on April 11, 2006.
(7)	We provided Mr. Rishi with taxable and non-taxable relocation benefits valued at $165,740 and $31,835, respectively, and paid Mr. Rishi an additional $127,839 to cover tax expenses related to these relocation benefits. Mr. Rishi also received a $120,000 sign-on bonus.
(8)	Mr. Eulau served as our Senior Vice President, Finance and Chief Financial Officer until March 1, 2006.
(9)	As a result of his separation and pursuant to their terms, Mr. Eulau forfeited options representing 309,154 shares of Common Stock that were unvested at the time he ended his employment with us.
(10)	Mr. Danforth served as our Senior Vice President, General Counsel and Secretary until July 27, 2006, at which time he assumed the non-executive position of senior legal advisor.
(11)	On December 31, 2006, we amended two stock option agreements, each dated October 8, 2001, with Mr. Danforth to increase the exercise price per share from $8.00 to $11.72 for outstanding, unexercised stock options to purchase 59,445 shares of our Common Stock held by Mr. Danforth. The value of Mr. Danforth’s stock option awards includes the deemed exchanged value of these options.
(12)	Mr. Patel served as Senior Vice President, Product Development & Production until January 2, 2007.
(13)	In connection with Mr. Patel’s service in India through July 2006, we provided Mr. Patel with housing, education, and estimated tax related payments of $25,331.

Grants of Plan Based Awards

The following table shows all plan-based awards granted to the named executive officers during fiscal year 2006. The option awards and the unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal 2006 Year-End Table that follows.

Grants of Plan-Based Awards

For Fiscal Year 2006

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares or Stock Units (2) (#)	All Other Option Awards: Number of Securities Underlying Options (3) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock & Options Awards (4) (($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Harold E. Hughes	1/6/2006	—	—	—	—	—	—	—	270,000	22.94	3,866,643
	—	213,750	375,000	795,000	—	—	—	—	—	—	—
Satish Rishi	4/11/2006	—	—	—	—	—	—	40,000	—	0.001	1,632,000
	4/11/2006	—	—	—	—	—	—	—	220,000	40.80	6,004,834
	—	114,000	200,000	424,000	—	—	—	—	—	—	—
Robert K. Eulau	1/6/2006	—	—	—	—	—	—	—	75,000	22.94	1,074,068
	—	105,450	185,000	392,200	—	—	—	—	—	—	—
John D. Danforth(5)	12/31/06	—	—	—	—	—	—	—	59,445	11.72	—
	5/2/2006	—	—	—	—	—	—	26,780	—	—	999,965
	2/1/2006	—	—	—	—	—	—	36,603	—	—	999,994
	1/6/2006	—	—	—	—	—	—	—	100,000	22.94	1,432,090
	—	105,450	185,000	392,200	—	—	—	—	—	—	—
Laura Sue Stark	1/6/2006	—	—	—	—	—	—	—	70,000	22.94	1,002,463
	—	111,150	195,000	413,400	—	—	—	—	—	—	—
Kevin S. Donnelly	1/6/2006	—	—	—	—	—	—	—	70,000	22.94	1,002,463
	—	102,600	180,000	381,600	—	—	—	—	—	—	—
Samir A. Patel	1/6/2006	—	—	—	—	—	—	—	70,000	22.94	1,002,463
	—	102,600	180,000	381,600	—	—	—	—	—	—	—

(1)

Amounts shown are estimated payouts for fiscal year 2006 to the named executive officers based on the 2006 bonus targets under the plan discussed under “Compensation Discussion and Analysis—2006 Executive Compensation Components—Performance-based Incentive Plan.” Actual bonuses received by these named executive officers for fiscal 2006 are reported in the Summary Compensation for Fiscal Year 2006 table under the column entitled “Non-Equity Incentive Plan Compensation.”

(2)	Stock awards consist of restricted stock granted in connection with the hiring of Mr. Rishi and RSUs granted as part of a special litigation incentive for Mr. Danforth.
(3)	All options granted to the named executive officers in fiscal 2006 vest 10% after six months and the remaining options vest monthly in 1/60 increments.
(4)

The value of a stock award or option award is based on the fair market value as of the grant date of such award determined pursuant to SFAS 123(R). Stock awards consist of restricted stock and RSU awards. The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of our Common Stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following this exercise do not include the option exercise price.

(5)	In addition, as described under “Compensation Discussion and Analysis—2006 Executive Compensation Components—Employment and Retention Agreements,” Mr. Danforth was entitled to certain additional bonuses if and when certain triggering events relating to outcomes in certain litigation matters occur during the term of his agreement. On December 31, 2006, we amended two Stock Option Agreements, each dated October 8, 2001, with Mr. Danforth to increase the exercise price per share from $8.00 to $11.72 for outstanding, unexercised stock options to purchase 59,445 shares of our Common Stock held by Mr. Danforth. The value of Mr. Danforth’s stock option awards includes the deemed exchanged value of these options.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2006. Unvested stock awards reported in the Grants of Plan-Based Awards Table on the previous page are also included in the table below.

Outstanding Equity Awards

at Fiscal 2006 Year-End

	Option Awards							Stock Awards
	# of Securities Underlying Unexercised Option (#)		# of Securities Underlying Unexercised Option (#)		Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options	Option Exercise	Option Expiration	# of Shares or Units of Stock That Have Not Vested		Mkt Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: # of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Mkt or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		(#)	($)	Date	(#)		($)(6)	(#)	($)
Harold E. Hughes	119,791		130,209	(1)	—	$21.5100	1/10/2015	—		—	—	—
	35,000		5,000	(2)	—	$17.5100	6/2/2013	—		—	—	—
	5,376		9,167	(3)	—	$16.0700	10/1/2014	—		—	—	—
	49,500		220,500	(4)	—	$22.9400	1/6/2016	—		—	—	—

Satish Rishi	29,333		190,667	(5)	—	$40.8000	4/11/2016	35,000	(23)	$662,550	—	—

Robert K. Eulau	—		—		—	—	—	—		—	—	—

John D. Danforth	30,555	(21)	0		—	$8.0000	10/8/2011	20,916	(24)	$395,940	—	—
	34,445	(22)	0		—	$11.7200	10/8/2011	17,854	(25)	$337,976	—	—
	25,000	(22)	0		—	$11.7200	10/8/2011	—		—	—	—
	75,000		75,000	(7)	—	$7.5000	4/10/2012	—		—	—	—
	68,000		12,000	(8)	—	$8.6370	11/21/2012	—		—	—	—
	0		70,000	(9)	—	$25.1600	11/25/2013	—		—	—	—
	100,000		0	(10)	—	$31.1600	1/30/2014	—		—	—	—
	0		20,000	(11)	—	$31.1600	1/30/2014	—		—	—	—
	0		40,000	(12)	—	$31.1600	1/30/2014	—		—	—	—
	0		70,000	(13)	—	$24.0400	12/3/2014	—		—	—	—
	18,333		81,667	(4)	—	$22.9400	1/6/2016	—		—	—	—

Laura Sue Stark	140,000		0	(14)	—	$15.6719	10/20/2009	—		—	—	—
	60,000		0	(19)	—	$54.6250	12/12/2010	—		—	—	—
	20,000		0	(16)	—	$4.8600	8/23/2011	—		—	—	—
	15,000		15,000	(8)	—	$8.6370	11/21/2012	—		—	—	—
	50,000		0	(18)	—	$25.1600	11/25/2013	—		—	—	—
	0		65,000	(20)	—	$25.1600	11/25/2013	—		—	—	—
	0		85,000	(9)	—	$25.1600	11/25/2013	—		—	—	—
	0		85,000	(13)	—	$24.0400	12/3/2014	—		—	—	—
	12,833		57,167	(4)	—	$22.9400	1/6/2016	—		—	—	—
	0		80,000	(15)	—	$2.5000	12/1/2009	—		—	—	—

Kevin S. Donnelly	9,628		0	(17)	—	$15.3125	2/18/2009	—		—	—	—
	50,000		0	(18)	—	$25.1600	11/25/2013	—		—	—	—
	60,000		0	(19)	—	$54.6250	12/12/2010	—		—	—	—
	60,000		0	(16)	—	$4.8600	8/23/2011	—		—	—	—
	0		65,000	(20)	—	$25.1600	11/25/2013	—		—	—	—
	68,372		0	(17)	—	$15.3125	2/18/2009	—		—	—	—
	12,833		57,167	(4)	—	$22.9400	1/6/2016	—		—	—	—
	60,000		15,000	(8)	—	$8.6370	11/21/2012	—		—	—	—
	0		75,000	(13)	—	$24.0400	12/3/2014	—		—	—	—
	0		80,000	(15)	—	$2.5000	12/1/2009	—		—	—	—
	0		85,000	(9)	—	$25.1600	11/25/2013	—		—	—	—
	160,000		0	(14)	—	$15.6719	10/20/2009	—		—	—	—

Samir A. Patel	40,000		0	(19)	—	$54.6250	12/12/2010	—		—	—	—
	60,000		0	(14)	—	$15.6719	10/20/2009	—		—	—	—
	0		60,000	(15)	—	$2.5000	12/1/2009	—		—	—	—
	47,223		0	(16)	—	$4.8600	8/23/2011	—		—	—	—
	51,000		9,000	(8)	—	$8.6370	11/21/2012	—		—	—	—
	30,000		0	(18)	—	$25.1600	11/25/2013	—		—	—	—
	0		40,000	(20)	—	$25.1600	11/25/2013	—		—	—	—
	0		50,000	(9)	—	$25.1600	11/25/2013	—		—	—	—
	0		80,000	(13)	—	$24.0400	12/3/2014	—		—	—	—
	12,833		57,167	(4)	—	$22.9400	1/6/2016	—		—	—	—

(1)	The option was granted on January 10, 2005. Options representing 1/48th of the shares vest monthly during the four year period following the grant date.
(2)	The option was granted on June 2, 2003. Options representing 5,000 shares vested on December 2, 2003 and the remaining options vested in equal monthly installments until it was fully vested on June 2, 2007.
(3)	The option was granted on October 1, 2004. Options representing 1/48th of the shares vest per month over the four year period following the grant date.
(4)	The option was granted on January 6, 2006. Options representing 10% of the shares vested six months from the grant date and the remaining shares vest in equal monthly installments until it is fully vested on January 6, 2011.
(5)	The option was granted on April 11, 2006. Options representing 10% of the shares vested six months from the grant date and the remaining shares vest in equal monthly installments until it is fully vested on April 11, 2011.
(6)	The market value is calculated using the closing price of our Common Stock of $18.93 on December 29, 2006 (the last trading day of 2006), as reported on the Nasdaq Global Select Market, multiplied by the unvested stock amount.
(7)	The option was granted on April 10, 2002. Options representing 1/24 th of the total grant began vesting in monthly installments on January 1, 2006.
(8)	The option was granted on November 21, 2002. Options representing 1/60 th of the total grant began vesting in monthly installments on September 30, 2002.
(9)	The option was granted on November 25, 2003. Options representing 1/12 th of the total grant will begin vesting in monthly installments on January 1, 2008.
(10)	The option was granted on January 30, 2004. Options representing 1/24 th of the total grant vested in monthly installments over 24 months beginning on January 1, 2004. The option is now fully vested.
(11)	The option was granted on January 30, 2004. Options representing 1/12 th of the total grant began vesting in monthly installments on January 1, 2007.
(12)	The option was granted on January 30, 2004. Options representing 1/12 th of the total grant will begin vesting in monthly installments on January 1, 2008.
(13)	The option was granted on December 3, 2004. Options representing 1/12 th of the total grant will begin vesting in monthly installments on January 1, 2009.
(14)	The option was granted on October 20, 1999. Options representing 1/24th of the total grant vested in monthly installments beginning January 1, 2003. The option is now fully vested.
(15)	The option was granted on December 1, 1999. The option is no longer eligible to vest due to vesting milestones that were never achieved.
(16)	The option was granted on August 23, 2001. Options representing 50% of the total grant vested monthly over two years beginning September 30, 2001. The remaining 50% of the total grant vested monthly over three years beginning September 30, 2003. The option is now fully vested.
(17)	The option was granted on February 18, 1999. Options representing 1/48th of the total grant vested in monthly installments beginning February 18, 1999. The option is now fully vested.
(18)	The option was granted on November 25, 2003. Options representing 1/24th of the total grant vested in monthly installments beginning on January 1, 2005. The option is now fully vested.
(19)	The option was granted on December 12, 2000. Options representing 1/12th of the total grant vested in monthly installments beginning on January 1, 2005. The option is now fully vested.
(20)	The option was granted on November 25, 2003. Options representing 1/12th of the total grant began vesting on January 1, 2007 in monthly installments.

(21)	The option was granted on October 8, 2001. Due to the mispricing of this option grant, this grant was split into two grants. One of the two grants has already been fully exercised. Options representing 10% of the total grant vested six months from the grant date and the remaining shares vested in monthly installments. The options are now fully vested.
(22)	The option was granted on October 8, 2001. Due to the mispricing of this option grant, this grant was split into two grants. Options representing 10% of the total grant vested six months from the grant date and the remaining shares vested in monthly installments. The options are now fully vested.
(23)	The restricted stock award was granted on April 11, 2006. A portion of the restricted stock award representing 5,000 shares vested on April 24, 2007 and restricted stock representing 10,000 shares will vest on the first available trading day under our insider trading policy in April 2008, 2009 and 2010.
(24)	The RSUs were granted on February 1, 2006. A portion of the RSUs representing 5,229 shares vested on January 22, 2007 and April 23, 2007. The remaining RSUs representing 5,229 shares will vest on July 23, 2007 and October 22, 2007.
(25)	The restricted stock units were granted on May 2, 2006. A portion of the restricted stock units representing 4,463 shares vested on January 22, 2007 and April 23, 2007. The remaining restricted stock units representing 4,464 shares will vest on July 23, 2007 and October 22, 2007.

Each of the options and other equity awards reflected on the table above were issued under the 1997 Plan, the 1999 Plan or the 2006 Plan, which are plans that were or are available to all of our employees.

In the case of the 1997 Plan and the 1999 Plan, if a “merger” of the Company occurs, as defined in the relevant plan, each outstanding option or equity award will be assumed or an equivalent option or right substituted by the successor company. Following such assumption or substitution, if the participant’s status as a service provider is terminated by the successor corporation as a result of an “involuntary termination” other than for “cause,” each as defined in the relevant plan, within twelve months following the merger, then the participant will fully vest and have the right to exercise all of his or her options and will convert any other equity awards into shares of Common Stock. In the event that the successor company refuses to assume or substitute for the equity award the participant will fully vest in and have the right to exercise all of his or her options or stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met immediately prior to the merger. In addition, if an option or stock appreciation right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a merger, the administrator of the relevant plan will notify the participant that the option or stock appreciation right will be fully vested and exercisable for 15 days from such notice, and the option or stock appreciation right will terminate upon the expiration of such 15-day period.

In the case of the 2006 Plan, in the event of a “change of control” of the Company, as defined in the plan, each outstanding option or equity award will be assumed or an equivalent option or right substituted by the successor company. In the event that the successor company refuses to assume or substitute for the option or equity award, the participant will fully vest in and have the right to exercise all of his or her options or stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a change of control, the administrator of the 2006 Plan will notify the participant that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the administrator, and the option or stock appreciation right will terminate upon the expiration of such period.

Option Exercises and Stock Vested

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the named executive officers during fiscal year 2006.

Option Exercises and Stock Vested Table

For Fiscal Year 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting(2) ($)
Harold E. Hughes	5,457	60,627	—		—

Satish Rishi	—	—	5,000		83,795

Robert K. Eulau	463,846	10,343,583	—		—

John D. Danforth	170,000	4,736,610	9,692	(3)	144,120
	—	—	9,692	(4)	162,438
	—	—	5,229		232,691

Laura Sue Stark	210,265	5,233,735	—		—

Kevin S. Donnelly	154,000	3,982,973	—		—

Samir A. Patel	148,431	3,235,394	—		—

(1)

The value realized equals the difference between the option exercise price and the sale price on the date of exercise, multiplied by the number of shares of Common Stock for which the option was exercised.

(2)	The value realized equals the market value of our Common Stock on the vesting date, multiplied by the number of shares that vested.
(3)	Of this amount, 140 shares of Common Stock were withheld by us to cover tax withholding obligations.
(4)	Of this amount, 140 shares of Common Stock were withheld by us to cover tax withholding obligations.

Potential Payments Upon Termination or Change-in-Control

Mr. Danforth has entered into an employment agreement with the Company which provides for payment upon certain termination events and is described in detail under “Compensation Discussion and Analysis—2006 Executive Compensation Components—Employment and Retention Agreements” above.

Compensation of Directors

The following table shows compensation information for our current and former non-employee directors for 2006.

Director Compensation

For Fiscal Year 2006

	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Name	($)	($)	($)		($)	($)	($)		($)
J. Thomas Bentley	30,000	—	142,519	(3)	—	—	648		173,167
Sunlin Chou	19,097	—	199,190	(4)	—	—	648		218,935
Bruce Dunlevie	25,000	—	190,043	(5)	—	—	648		215,691
P. Michael Farmwald	25,000	—	177,123	(6)	—	—	648		202,771
Penelope A. Herscher	11,753	—	73,127	(7)	—	—	648		85,528
Kevin Kennedy	25,000	—	268,749	(8)	—	—	648		294,397
David J. Mooring (9)	—	—	680,638	(10)	—	—	—		680,638
Mark Pinto	—	—	—	(11)	—	—	—		—
David Shrigley	5,571	—	30,333	(12)	—	—	648		36,552
Abraham Sofaer	22,500	—	103,621	(13)	—	—	8,123	(14)	134,244
Geoff Tate (15)	15,208	—	159,997	(16)	—	—	2,998		178,203

(1)	None of the directors held any restricted stock units or restricted stock awards at the end of 2006.
(2)	Amounts shown do not reflect compensation actually received by the non-employee directors. Instead, the amounts shown are the dollar amounts, disregarding the estimate of forfeitures related to service-based vesting conditions, recognized for financial statement reporting purposes by Rambus in fiscal year 2006 for stock option awards in accordance with the provisions of SFAS 123(R). Stock compensation expense calculations for financial statement purposes spread the grant date cost of those awards over the vesting period. Therefore, amounts in this column include the expense for awards granted in fiscal year 2006 and previous years. The assumptions used to calculate the value of stock option awards are set forth under Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 40,000 shares of Common Stock made on March 11, 2005 at an exercise price of $14.00 per share, with a fair value as of the grant date of $9.20 disregarding forfeiture assumptions and (b) an option award of 20,000 shares of Common Stock made on October 3, 2005 at an exercise price of $12.11 per share, with a fair value as of the grant date of $7.09 disregarding forfeiture assumptions and (c) an option award of 20,000 shares of Common Stock made on October 2, 2006 at an exercise price of $17.14 per share, with a fair value as of the grant date of $12.31 disregarding forfeiture assumptions. Mr. Bentley had options to purchase an aggregate of 72,917 shares outstanding as of December 31, 2006.
(4)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 40,000 shares of Common Stock made on March 27, 2006 at an exercise price of $38.59 per share, with a fair value as of the grant date of $24.09 disregarding forfeiture assumptions and (b) an option award of 20,000 shares of Common Stock made on October 2, 2006 at an exercise price of $17.14 per share, with a fair value as of the grant date of $12.31 disregarding forfeiture assumptions. Mr. Chou had options to purchase an aggregate of 60,000 shares outstanding as of December 31, 2006.

(5)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 20,000 shares of Common Stock made on October 1, 2002 at an exercise price of $4.72 per share, with a fair value as of the grant date of $3.44 disregarding forfeiture assumptions and (b) an option award of 20,000 shares of Common Stock made on October 1, 2003 at an exercise price of $17.04 per share, with a fair value as of the grant date of $13.04 disregarding forfeiture assumptions and (c) an option award of 20,000 shares of Common Stock made on October 1, 2004 at an exercise price of $16.07 per share, with a fair value as of the grant date of $12.28 disregarding forfeiture assumptions and (d) an option award of 20,000 shares of Common Stock made on October 3, 2005 at an exercise price of $12.11 per share, with a fair value as of the grant date of $7.09 disregarding forfeiture assumptions and (e) an option award of 20,000 shares of Common Stock made on October 2, 2006 at an exercise price of $17.14 per share, with a fair value as of the grant date of $12.31 disregarding forfeiture assumptions. Mr. Dunlevie had options to purchase an aggregate of 340,000 shares outstanding as of December 31, 2006.
(6)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 20,000 shares of Common Stock made on October 1, 2003 at an exercise price of $17.04 per share, with a fair value as of the grant date of $13.04 disregarding forfeiture assumptions and (b) an option award of 20,000 shares of Common Stock made on October 1, 2004 at an exercise price of $16.07 per share, with a fair value as of the grant date of $12.28 disregarding forfeiture assumptions and (c) an option award of 20,000 shares of Common Stock made on October 3, 2005 at an exercise price of $12.11 per share, with a fair value as of the grant date of $7.09 disregarding forfeiture assumptions and (d) an option award of 20,000 shares of Common Stock made on October 2, 2006 at an exercise price of $17.14 per share, with a fair value as of the grant date of $12.31 disregarding forfeiture assumptions. Mr. Farmwald had options to purchase an aggregate of 80,000 shares outstanding as of December 31, 2006.
(7)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 40,000 shares of Common Stock made on July 12, 2006 at an exercise price of $22.36 per share, with a fair value as of the grant date of $15.53 disregarding forfeiture assumptions. Ms. Herscher had options to purchase an aggregate of 40,000 shares outstanding as of December 31, 2006.
(8)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 40,000 shares of Common Stock made on March 31, 2003 at an exercise price of $13.21 per share, with a fair value as of the grant date of $9.17 disregarding forfeiture assumptions and (b) an option award of 20,000 shares of Common Stock made on October 1, 2003 at an exercise price of $17.04 per share, with a fair value as of the grant date of $13.04 disregarding forfeiture assumptions and (c) an option award of 20,000 shares of Common Stock made on October 1, 2004 at an exercise price of $16.07 per share, with a fair value as of the grant date of $12.28 disregarding forfeiture assumptions and (d) an option award of 20,000 shares of Common Stock made on October 3, 2005 at an exercise price of $12.11 per share, with a fair value as of the grant date of $7.09 disregarding forfeiture assumptions and (e) an option award of 20,000 shares of Common Stock made on October 2, 2006 at an exercise price of $17.14 per share, with a fair value as of the grant date of $12.31 disregarding forfeiture assumptions. Mr. Kennedy had options to purchase an aggregate of 120,000 shares outstanding as of December 31, 2006.
(9)	Mr. Mooring’s employment with us ended in February 2006, but he remained as a director until May 10, 2006. Mr. Mooring did not receive any compensation as a director in fiscal year 2006. Except as specifically disclosed, the amount reflected above do not include any amounts that Mr. Mooring received as an employee.
(10)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 600,000 shares of Common Stock made on August 23, 2001 at an exercise price of $4.86 per share, with a fair value as of the grant date of $10.52 disregarding forfeiture assumptions and (b) an option award of 400,000 shares of Common Stock made on November 21, 2002 at an exercise price of $8.64 per share, with a fair value as of the grant date of $6.38 disregarding forfeiture assumptions and (c) an option award of 200,000 shares of Common Stock made on November 25, 2003 at an exercise price of $25.16 per share, with a fair value as of the grant date of $24.76 disregarding forfeiture assumptions and (d) an option award of 85,000 shares of Common Stock made on December 3, 2004 at an exercise price of $24.04 per share, with a fair value as of the grant date of $19.43 disregarding forfeiture assumptions. The amount reflected as stock compensation expense recognized by us in 2006 is related to stock options granted to Mr. Mooring between 2001 and 2004 while he was an executive officer. When Mr. Mooring resigned from the board he forfeited all of his 680,001 unvested options to purchase Common Stock.

(11)	Due to corporate conflicts, Mr. Pinto resigned from Rambus Board on March 17, 2006. Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 40,000 shares of Common Stock made on March 10, 2006 at an exercise price of $31.36 per share, with a fair value as of the grant date of $19.58. Upon resignation, all of Mr. Pinto’s stock options terminated. Mr. Pinto had no outstanding shares as of December 31, 2006.
(12)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 40,000 shares of Common Stock made on October 11, 2006 at an exercise price of $19.13 per share, with a fair value as of the grant date of $13.68 disregarding forfeiture assumptions. Mr. Shrigley had options to purchase an aggregate of 40,000 shares outstanding as of December 31, 2006.
(13)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 40,000 shares of Common Stock made on May 4, 2005 at an exercise price of $14.24 per share, with a fair value as of the grant date of $8.85 disregarding forfeiture assumptions and (b) an option award of 20,000 shares of Common Stock made on October 2, 2006 at an exercise price of $17.14 per share, with a fair value as of the grant date of $12.31 disregarding forfeiture assumptions. Mr. Sofaer had options to purchase an aggregate of 60,000 shares outstanding as of December 31, 2006.
(14)	All other compensation for Mr. Sofaer includes quarterly retainer paid in Common Stock with a value of $7,475.
(15)	Mr. Tate was an employee of Rambus until January 13, 2006, and he remained as a director and Chairman of the Board until August 13, 2006. Except as specifically disclosed, the amounts reflected above do not include any amounts that Mr. Tate received as an employee.
(16)	Reflects the compensation costs recognized by Rambus in 2006 associated with (a) an option award of 600,000 shares of Common Stock made on August 23, 2001 at an exercise price of $4.86 per share, with a fair value as of the grant date of $10.52 disregarding forfeiture assumptions and (b) an option award of 400,000 shares of Common Stock made on November 21, 2002 at an exercise price of $8.64 per share, with a fair value as of the grant date of $6.38 disregarding forfeiture assumptions and (c) an option award of 200,000 shares of Common Stock made on November 25, 2003 at an exercise price of $25.16 per share, with a fair value as of the grant date of $20.34 disregarding forfeiture assumptions and (d) an option award of 150,000 shares of Common Stock made on November 25, 2003 and an exercise price of $25.16 per share, with a fair value as of the grant date of $19.27 disregarding forfeiture assumptions and (e) an option award of 100,000 shares of Common Stock made on December 3, 2004 at an exercise price of $24.04 per share, with a fair value as of the grant date of $19.43 disregarding forfeiture assumptions. The amount reflected as stock compensation expense recognized by us in 2006 is related to stock options granted to Mr. Tate between 2001 and 2004 while he was an executive officer. Effective January 13, 2006, at his request, Mr. Tate entered into an agreement with us pursuant to which Mr. Tate agreed to cancel an aggregate of 665,000 unvested options to purchase Common Stock and 500,000 unvested Common Stock equivalents held by him. This action was taken by Mr. Tate unilaterally in connection with his wishing to conform his compensation going forward as a non-employee Board member to our then current policies with respect to Board and executive compensation. Mr. Tate resigned from the Board of Directors on August 13, 2006, and thus his remaining 2,736,800 options expired by their terms on November 13, 2006.

Overview of Compensation and Procedures

We review the level of compensation of our independent directors on an annual basis. To determine the appropriate level of compensation for independent directors we have historically obtained data from a number of different sources including:

•	publicly available data describing director compensation in Compensation Peer Group companies and

•	survey data collected by our human resources department.

As part of the ongoing strategy to modify the composition of our Board through the addition of independent directors, in 2006 we evaluated and recommended several changes to director cash compensation. Since 2005, we have added the following independent Directors; Thomas Bentley, Abraham Sofaer, Sunlin Chou, Penelope Herscher, and David Shrigley. We compensate non-employee members of the board through a mixture of cash and equity-based compensation. In 2006, each independent director received an annual retainer of $25,000 paid in quarterly installments for their services as a director. The Chairpersons of the Audit Committee and Legal Affairs Committee each received an annual retainer of $30,000 paid in quarterly installments. After reviewing market data against our Compensation Peer Group, multiple surveys and public sources, and considering the time commitment that frequent meetings required of our directors, the Compensation Committee recommended and the Board considered and approved a proposal to raise our cash compensation for non-employee independent directors. In 2007, we will pay each of our independent directors an annual retainer of $40,000, our Chairperson and the Audit Committee Chairperson will each receive an annual retainer of $65,000, our Compensation Committee and all other committee chairs will receive an annual retainer of $50,000. In addition, as a result of the effort and time expended by our independent directors on the investigation of historical stock option grants and related matters, in 2007, once we are current with our SEC filing obligations, we will pay each member of the Special Litigation Committee a one-time payment of $75,000 and each of our other independent directors serving on the Audit Committee and the Compensation Committee a one-time payment of $35,000.

Each independent director is granted an initial option to purchase 40,000 shares of Common Stock when he or she is first appointed a member of our Board of Directors. On the first trading day of October each year, each independent director receives an annual stock option grant to purchase 20,000 shares of our Common Stock at a price equal to the fair market value of our Common Stock on the date of grant, so long as that director have been serving on the Board for at least six months on such date. The expiration date of such options may not exceed ten years. The automatic option grants generally vest over a four-year period, with one-eighth of shares subject to the option vesting six months after the date of grant and the remaining shares vesting ratably each month thereafter, subject to the independent director continuing to provide services to us through each applicable vesting date. The automatic grants do not limit the ability of the administrator of the 2006 Plan to grant other discretionary awards to independent directors under the plan, and the administrator has the discretion to change the terms of the automatic grants prospectively.

Awards granted to the independent directors under the 2006 Plan are generally not transferable, and all rights with respect to an award granted to a participant generally will be available during a participant’s lifetime only to the participant.

Each of the options granted to our independent directors was issued under the 1997 Plan or the 2006 Plan, which are plans that are available to all of our employees. As described under Item 11, “Executive Compensation, Outstanding Equity Awards at Fiscal Year-End,” the 1997 Plan provides for certain acceleration upon a “merger” of the Company, as defined under the 1997 Plan, and the 2006 Plan provides for certain acceleration upon a “change of control” of the Company, as defined under the 2006 Plan. In addition, with respect to options and any other equity awards granted to non-employee directors that are assumed or substituted for upon a change of control under the 2006 Plan, if the non-employee director is terminated other than upon a voluntary resignation, the options and other equity awards granted to such non-employee director will fully vest and be exercisable with respect to 100% of the shares subject to such options and other equity awards.

Pursuant to stock ownership guidelines adopted by the Board, each independent director will be expected to accumulate and hold an equivalent value of our Common Stock of 2 times their annual total cash compensation and to achieve this within five years from January 1, 2007 or the date that the director joined the Board, whichever is later. Directors are expected to maintain this minimum amount of stock ownership throughout their tenure on the Board.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, no interlocking relationship existed between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee, nor has any such interlocking relationship existed in the past. With the exception of Dr. Farmwald while he was on the Compensation Committee, during fiscal year 2006, no member of the Compensation Committee was, or was formerly, an officer or an employee of us. As of October 2006, Dr. Farmwald was no longer a member of the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders (1)	13,236,039	$18.10	10,772,138
Equity Compensation Plans Not Approved by Security Holders (2)	5,585,463	$18.53	—
Total	18,821,502		10,772,138

(1)	Data reflects our 1990 Stock Plan (the “1990 Plan”), 1997 Stock Plan (the “1997 Plan”), 2006 Equity Incentive Plan (the “2006 Plan”), 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) and 2006 Employee Stock Purchase Plan (the “2006 Purchase Plan”).

Our 2006 Plan was approved by our stockholders at our 2006 annual meeting. Under the 2006 Plan as approved, a total of 8,400,000 shares of our Common Stock were reserved for issuance. The 2006 Purchase Plan was approved by our stockholders at our 2006 annual meeting. Under the 2006 Purchase Plan as approved, a total of 1,600,000 shares of our Common Stock were reserved for purchase. No offerings have been made under this plan.

Our 1990 Stock Plan was terminated in May 1997 with the adoption of the 1997 Stock Plan. Although no further awards may be made thereunder, the plan continues to govern outstanding awards granted under that plan.

As a result of the stockholder approval of our 2006 Plan, we terminated the 1997 Plan so that, as of the date of termination, no further awards have been or will be made thereunder, but the plan will continue to govern outstanding awards granted under that plan.

The 1997 Purchase Plan will expire at the conclusion of the last offering period on October 31, 2007, with no further offerings to purchase shares of our Common Stock under this plan occurring after expiration. The shares of

Common Stock reflected in Column A include shares that would be issued in exchange for cash received from employees as of December 31, 2006. The majority of the shares of Common Stock remaining under the 1997 Purchase Plan are not expected to be issued as any remaining shares that are not sold in the October 31, 2007 purchase will not be available for sale pursuant to the expiration of the plan.

(2)	Data reflects our 1999 Nonstatutory Stock Option Plan described below.

1999 Nonstatutory Stock Option Plan

The 1999 Nonstatutory Stock Option Plan is our only equity compensation plan that was not approved by our stockholders. As a result of the stockholder approval of our 2006 Equity Incentive Plan, we terminated the 1999 Nonstatutory Stock Option Plan so that, as of the date of termination, no further awards have been or will be made thereunder, but the plan will continue to govern outstanding awards granted under that plan.

Security Ownership of Certain Beneficial Owners and Management

Under the proxy rules of the SEC, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Shares as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned under the proxy rules.

The following table sets forth certain information as of May 31, 2007, regarding beneficial ownership of our Common Stock by: (i) each person who is known to us to own beneficially more than five percent (5%) of our Common Stock; (ii) each of our current directors; (iii) each of the named executive officers in the Summary Compensation Table of this annual report; and (iv) the total for our current directors and current executive officers as a group. The information on beneficial ownership in the table and the footnotes is based upon our records and the most recent Schedule 13D or 13G filed by each such person or entity and information supplied to us by such person or entity. For our named executive officers who are no longer employed by us, the information on beneficial ownership reflects the most recent records we have for such person as of their separation date. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options which are exercisable within 60 days of May 31, 2007 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

Name or Group of Beneficial Owners	Number of Shares Beneficially Owned	Options Exercisable in 60 Days	Percentage of Shares Beneficially Owned (1)
PRIMECAP Management Company (2) 225 South Lake Ave. #400 Pasadena, CA 91101	11,016,227	—	10.61%
Vanguard Horizon Funds – Vanguard Capital (3) Opportunity Fund 100 Vanguard Blvd. Malvern, PA 19355	5,205,000	—	5.01%
FMR Corp. and affiliates (4) 82 Devonshire Street Boston, MA 02109	5,140,000	—	4.95%
Harold Hughes, Director, Chief Executive Officer and President	365,543	285,543	*
Satish Rishi, Senior Vice President, Finance and (5) Chief Financial Officer	95,000	55,000	*
Robert K. Eulau, Senior Vice President and (6) Chief Financial Officer	71,906	—	*
John Danforth, Senior Legal Advisor (7)	525,708	418,500	*
Laura Sue Stark, Senior Vice President, Platform Solutions	408,916	348,500	*
Kevin S. Donnelly, Senior Vice President, Technology Development	559,542	531,500	*
Samir A. Patel, Former Senior Vice President, (8) Product Development and Production	92,006	—	*
J. Thomas Bentley, Director	35,833	28,750	*
Sunlin Chou, Director (9)	17,083	17,083	*
Bruce Dunlevie, Director (10)	670,492	305,000	*
P. Michael Farmwald, Director	2,823,236	45,000	2.72%
Penelope A. Herscher, Director (11)	10,000	10,000	*
Mark Horowitz, Director	1,433,476	58,500	1.38%
Kevin Kennedy, Chairman of the Board	85,000	85,000	*
David Shrigley, Director (12)	7,500	7,500	*
Abraham D. Sofaer, Director	27,047	25,416	*
All current directors and executive officers as a group (17 persons)	6,808,230	2,071,958	6.56%

*	(Less than 1%)
(1)	Percentage of shares beneficially owned is based on 103,820,383 shares outstanding as of May 31, 2007.
(2)	As reported on Schedule 13G/A filed on March 8, 2007.
(3)	As reported on Schedule 13G/A filed on February 14, 2007.
(4)	As reported on Schedule 13G filed on February 14, 2007. The Schedule 13G was filed jointly by FMR Corp. and Edward C. Johnson 3d with respect to a subsidiary and fund of FMR Corp. that own the shares.
(5)	Mr. Rishi was appointed to his position effective April 11, 2006.
(6)	Mr. Eulau resigned from his position effective March 2, 2006.
(7)	Effective July 27, 2006, Mr. Danforth left the position of Senior Vice President, General Counsel and assumed the non-executive officer position of senior legal advisor. Mr. Danforth’s Number of Shares Beneficially Owned includes 29,076 shares of Common Stock that will be issued to Mr. Danforth upon conversion of outstanding RSUs once we are current with our SEC filings.
(8)	Mr. Patel resigned from his position effective January 2, 2007.

(9)	Dr. Chou was appointed to our Board of Directors on March 27, 2006.
(10)	Includes 16,000 shares held by Mr. Dunlevie as a trustee for his children and 129,332 shares held jointly with his spouse, Elizabeth W. Dunlevie.
(11)	Ms. Herscher was appointed to our Board of Directors on July 14, 2006.
(12)	Mr. Shrigley was appointed to our Board of Directors on October 13, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In October 2002, we licensed our serial link technology to NetXen, Inc. (formerly known as Universal Network Machines, Inc.) in exchange for a license fee and royalties based on NetXen’s sales of products incorporating the licensed technology. This agreement was approved by a majority of the independent and disinterested members of the Board. Bruce Dunlevie, a member of our Board, is a director of NetXen.

In February 2003, we licensed our serial link technology to Raza Microelectronics, Inc. in exchange for a license fee, engineering fees and royalties based on Raza Microelectronics, Inc.’s sales of products incorporating the licensed technology. In November 2003, we signed an amendment to its serial link technology agreement with Raza Microelectronics, Inc. in exchange for an additional license fee, engineering fees, and royalties based on Raza Microelectronics Inc.’s sales of products incorporating the licensed technology. This amendment was approved by a majority of the independent and disinterested members of our Board. Bruce Dunlevie, a member of our Board, is a director of Raza Microelectronics, Inc.

Review, Approval or Ratification of Transactions with Related Persons

Our directors and executive officers are subject to our Code of Business Conduct and Ethics and our directors are guided in their duties by our Corporate Governance Guidelines. Our Code of Business Conduct and Ethics demands that our directors and executive officers avoid situations where a conflict of interest might occur or appear to occur. In general, our directors and executive officers should not have a pecuniary interest in transactions involving us or a customer, licensee, or supplier of us, unless such interest is solely a result of routine investments made by the individual in publicly traded companies.

In the event that a director or executive officer is going to enter into a related party transaction with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role, the director or executive officer must fully disclose the nature of the related party transaction to the Chief Financial Officer. For directors and executive officers, such related party transaction then must be reviewed and approved in writing in advance by the Audit Committee. For other conflicts of interest that may arise, the Code of Business Conduct and Ethics advises our directors and executive officers to consult with the General Counsel.

In addition, on an annual basis and upon any new appointment, each director and executive officer is required to complete a Director and Officer Questionnaire which requires disclosure of any related party transactions pertaining to the director or executive officer. Our Board of Directors will consider such information in its determinations of independence with respect to our directors under NASD Rule 4200 and the applicable rules promulgated by the SEC.

Board Independence

Our Board of Directors has determined that each of the following directors, constituting a majority of our Board of Directors, has no material relationship with us (either directly as a partner, stockholder or officer of an organization that has a relationship with us) and is “independent” as defined under NASD Rule 4200 and the applicable rules promulgated by the SEC:

J. Thomas Bentley	Kevin Kennedy
Sunlin Chou	David Shrigley
Bruce Dunlevie	Abraham D. Sofaer
Penelope A. Herscher

Each of the committees of our Board of Directors is composed of independent directors as follows:

Audit Committee:	J. Thomas Bentley (Chair) Sunlin Chou Abraham D. Sofaer

Compensation Committee:	Penelope A. Herscher (Chair) Kevin Kennedy David Shrigley

Corporate Governance/Nominating Committee:	Kevin Kennedy (Chair) Sunlin Chou Penelope A. Herscher

Legal Affairs Committee:	Abraham D. Sofaer (Chair) J. Thomas Bentley

Special Litigation Committee:	J. Thomas Bentley Abraham D. Sofaer

Item 14.	Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (or its predecessor, Coopers & Lybrand L.L.P.) has audited our financial statements since 1991. The aggregate fees billed for professional accounting services by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2006, and December 31, 2005 are as follows:

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees (1)	$2,163,546	$993,644
Audit-Related Fees	—	—
Tax Fees (2)	40,851	14,696
All other Fees (3)	2,437	2,474

Total Fees	$2,206,834	$1,010,814

(1)	Audit Fees consist of fees for PricewaterhouseCoopers LLP’s professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports. Fees relating to professional services rendered for the audits of management’s assessment of the effectiveness of internal controls over financial reporting and the effectiveness of internal control over financial reporting are included under “Audit Fees”.
(2)	Tax Fees primarily relate to statutory tax compliance and technical tax advice in both years presented.
(3)	All Other Fees consist of fees for products and services other than the services described above. During fiscal 2006 and fiscal 2005, these fees related to a license to PricewaterhouseCoopers LLP’s online accounting and auditing research tool and disclosure checklist.

Policy on Audit Committee Pre-Approval of Audit and the Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve 100% of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Independence of PricewaterhouseCoopers LLP

The Audit Committee has determined that the accounting advice and tax services provided by PricewaterhouseCoopers LLP are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Rambus Inc.:

We have completed integrated audits of Rambus Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2006, the Company changed the manner in which it accounts for stock-based compensation.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Rambus Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company’s insufficient personnel with appropriate accounting knowledge and training, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The

Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

Insufficient personnel with appropriate accounting knowledge and training. The Company lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with their financial reporting requirements.

Specifically, this control deficiency resulted in audit adjustments that corrected an understatement of revenue and adjustments to deferred revenue, deferred rent, property and equipment, depreciation, consulting expenses and certain accrual accounts and disclosures in the consolidated financial statements for the year ended December 31, 2006, primarily arising from an insufficient review by the Company as to relevant information obtained through communications with personnel in operations and through review of certain key contracts and agreements of unique transactions for such accounts. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Rambus Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Rambus Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 14, 2007

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares and per share amounts)	2006	2005
		As restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$73,304	$42,391
Marketable securities	351,055	118,416
Accounts receivable	846	954
Unbilled receivables	1,748	—
Deferred and prepaid taxes	11,388	3,827
Prepaids and other current assets	4,403	4,419

Total current assets	442,744	170,007
Marketable securities, long term	11,982	194,583
Restricted cash	2,287	2,279
Deferred taxes, long term	98,193	98,544
Intangible assets, net	18,697	23,650
Property and equipment, net	26,019	19,622
Goodwill	3,315	3,315
Other assets	1,380	3,953

Total assets	$604,617	$515,953

LIABILITIES
Current liabilities:
Accounts payable	$10,429	$4,374
Accrued salaries and benefits	12,788	5,894
Accrued litigation expenses	23,143	4,633
Other accrued liabilities	6,075	4,538
Convertible notes	160,000	—
Deferred revenue	6,003	973

Total current liabilities	218,438	20,412

Convertible notes	—	160,000
Deferred revenue, less current portion	1,554	8,317
Other long-term liabilities	2,337	3,757

Total liabilities	222,329	192,486

Commitments and contingencies (Note 7 and 17)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at December 31, 2006 and December 31, 2005	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 103,820,383 shares at December 31, 2006 and 99,397,257 shares at December 31, 2005	104	99
Additional paid in capital	550,210	478,519
Deferred stock-based compensation	—	(20,122)
Accumulated deficit	(167,396)	(133,382)
Accumulated other comprehensive loss	(630)	(1,647)

Total stockholders’ equity	382,288	323,467

Total liabilities and stockholders’ equity	$604,617	$515,953

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
		As restated (1)	As restated (1)
Revenues:
Contract revenues	$26,408	$26,876	$24,742
Royalties	168,916	130,322	120,132

Total revenues	195,324	157,198	144,874

Costs and expenses:
Cost of contract revenues *	30,392	23,733	23,527
Research and development *	68,977	49,116	38,303
Marketing, general and administrative *	104,561	80,418	62,270
Costs of restatement and related legal activities	31,436	—	—

Total costs and expenses	235,366	153,267	124,100

Operating income (loss)	(40,042)	3,931	20,774
Interest and other income, net	14,337	34,830	8,368

Income (loss) before income taxes	(25,705)	38,761	29,142
Provision for (benefit from) income taxes	(11,889)	9,821	6,781

Net income (loss)	$(13,816)	$28,940	$22,361

Net income (loss) per share:
Basic	$(0.13)	$0.29	$0.22

Diluted	$(0.13)	$0.28	$0.21

Weighted average shares used in per share calculations:
Basic	103,048	99,876	101,931

Diluted	103,048	103,530	108,547

* Includes stock-based compensation:
Cost of contract revenues	$8,155	$3,897	$3,293
Research and development	$14,902	$8,056	$5,664
Marketing, general and administrative	$17,466	$8,507	$9,818
(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

RAMBUS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
(in thousands)	Shares	Amount
Balances at December 31, 2003, as previously reported	99,154	$99	$278,187	$—	$(38,407)	$201	$240,080
Cumulative effect of restatement	—	—	159,526	(50,775)	(86,474)	—	22,277

Balances at December 31, 2003, as restated (1)	99,154	99	437,713	(50,775)	(124,881)	201	262,357
Components of comprehensive income:
Net income	—	—	—	—	22,361	—	22,361
Foreign currency translation adjustments	—	—	—	—	—	48	48
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1,127)	(1,127)

Total comprehensive income	—	—	—	—	—	—	21,282

Issuance of Common Stock upon exercise of options and employee stock purchase plan	5,162	5	45,082	—	—	—	45,087
Repurchase and retirement of Common Stock under repurchase plan	(1,345)	(1)	(21,652)	—	—	—	(21,653)
Deferred stock-based compensation	—	—	17,403	(17,403)	—	—	—
Adjustment of deferred stock-based compensation for unvested cancellations	—	—	(4,987)	4,987	—	—	—
Amortization of deferred stock-based compensation	—	—	—	23,309	—	—	23,309
Tax benefit of equity incentive plans	—	—	23,194	—	—	—	23,194

Balances at December 31, 2004, as restated (1)	102,971	103	496,753	(39,882)	(102,520)	(878)	353,576
Components of comprehensive income:
Net income	—	—	—	—	28,940	—	28,940
Foreign currency translation adjustments	—	—	—	—	—	(160)	(160)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(609)	(609)

Total comprehensive income							28,171

Issuance of Common Stock upon exercise of options, restricted stock, and employee stock purchase plan	1,455	1	8,522	—	—	—	8,523
Repurchase and Retirement of Common Stock under repurchase plan	(5,029)	(5)	(28,359)	—	(59,802)	—	(88,166)
Deferred stock-based compensation	—	—	2,967	(2,967)	—	—	—
Reversal of deferred stock-based compensation	—	—	(2,033)	2,033	—	—	—
Adjustment of deferred stock-based compensation for unvested cancellations	—	—	—	20,694	—	—	20,694
Tax benefit of equity incentive plans	—	—	669	—	—	—	669

Balances at December 31, 2005, as restated (1)	99,397	99	478,519	(20,122)	(133,382)	(1,647)	323,467
Components of comprehensive income:
Net loss	—	—	—	—	(13,816)	—	(13,816)
Foreign currency translation adjustments	—	—	—	—	—	(24)	(24)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,041	1,041

Total comprehensive loss							(12,799)

Issuance of Common Stock upon exercise of options, restricted stock, and employee stock purchase plan	5,123	6	57,553	—	—	—	57,559
Repurchase and retirement of Common Stock under repurchase plan	(700)	(1)	(756)	—	(20,198)	—	(20,955)
Stock-based compensation	—	—	38,908		—	—	38,908
Reversal of deferred stock-based compensation	—	—	(20,122)	20,122	—	—	—
Tax shortfall, net from equity incentive plans	—	—	(3,892)	—	—	—	(3,892)

Balances at December 31, 2006	103,820	$104	$550,210	$—	$(167,396)	$(630)	$382,288

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
(in thousands)	2006	2005	2004
		As restated (1)	As restated (1)
Cash flows from operating activities:
Net income (loss)	$(13,816)	$28,940	$22,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	40,523	20,460	18,775
Depreciation	11,248	9,102	5,646
Amortization of intangible assets and note issuance costs	8,409	5,410	2,501
Tax benefit (shortfall) from equity incentive plans	(3,892)	669	23,194
Write-off of cost-based investment	163	—	—
Gain on repurchase of convertible notes	—	(24,014)	—
Gain on sale of investment	—	—	(3,598)
Loss on disposal of property and equipment	342	221	—
Change in operating assets and liabilities:
Accounts receivable and unbilled receivables	(1,640)	481	8,828
Prepaids, deferred taxes and other assets	(7,940)	5,680	(22,262)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	31,761	1,377	6,637
Increases in deferred revenue	22,226	17,384	14,116
Decreases in deferred revenue	(23,959)	(31,917)	(32,495)

Net cash provided by operating activities	63,425	33,793	43,703

Cash flows from investing activities:
Purchases of property and equipment	(14,904)	(8,036)	(11,934)
Purchases of leasehold improvements	(3,083)	(531)	(325)
Acquisition of intangible assets	(300)	(2,500)	(11,084)
Acquisition of business	(1,000)	(5,434)	—
Purchases of marketable securities	(215,188)	(347,700)	(119,456)
Maturities of marketable securities	166,191	222,142	76,812
Decrease (increase) in restricted cash	(8)	2,788	(491)
Proceeds from sale of investment	—	—	5,598

Net cash used in investing activities	(68,292)	(139,271)	(60,880)

Cash flows from financing activities:
Payments under installment payment arrangement	(800)	(400)	—
Net proceeds from issuance of Common Stock under stock options and employee stock purchase plan	57,559	8,523	45,087
Repurchase and retirement of Common Stock	(20,955)	(88,166)	(21,653)
Net proceeds from issuance of convertible notes	—	292,750	—
Repurchase of convertible notes	—	(112,988)	—

Net cash provided by financing activities	35,804	99,719	23,434

Effect of exchange rates on cash and cash equivalents	(24)	(160)	48

Net increase (decrease) in cash and cash equivalents	30,913	(5,919)	6,305
Cash and cash equivalents at beginning of period	42,391	48,310	42,005

Cash and cash equivalents at end of period	$73,304	$42,391	$48,310

Non-cash investing and financing activities:
Property and equipment acquired under installment payment arrangement	$—	$2,800	$—
Supplemental disclosure of cash flow information:
Taxes paid	$234	$2,624	$7,737
Taxes refunded	$519	$—	$499

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Rambus Inc. (the “Company” or “Rambus”) designs, develops and licenses chip interface technologies that are foundational to nearly all digital electronics products. Rambus’ chip interface technologies are designed to improve the time-to-market, performance, and cost-effectiveness of its customers’ semiconductor and system products for computing, communications and consumer electronics applications. Rambus was incorporated in California in March 1990 and reincorporated in Delaware in March 1997.

2. Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan and Rambus, located in George Town, Grand Caymans, BWI, of which Rambus Chip Technologies (India) Private Limited, Rambus Deutschland GmbH, located in Pforzheim, Germany and Rambus Korea, Inc., located in Seoul, Korea are subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.

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

Rambus’ revenues consist of royalty revenues and contract revenues generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenues consist of patent license royalties and product license royalties. Contract revenues consist of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ chip interface products into its customers’ products. Contract revenues may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by its customer for use of Rambus’ patent and product licenses. Rambus does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. Rambus does not pay commissions to the reseller for these arrangements.

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

Contract Revenues

Rambus generally recognizes revenue in accordance with the provisions of SOP 81-1 for development contracts related to licenses of its chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenues derived from such license and engineering services may be recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon labor-hours incurred. Rambus has evaluated use of output measures versus input measures and has determined that its output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If Rambus determines that it is necessary to revise the estimates of the work required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total amount of work necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total amount of work necessary to complete a project was longer than the original assumptions, the contract fees will be recognized over a longer period. If there is significant uncertainty about the time to complete, or the deliverables by either party, the ability to estimate or counterparty performance, Rambus evaluates the appropriateness of applying the completed contract method of accounting under SOP 81-1. Such evaluation is completed by Rambus on a contract-by-contract basis. For all contracts where revenue recognition must be delayed until the contract deliverables are substantially complete, Rambus evaluates the realizability of the assets which the accumulated costs would represent and defer or expense as incurred based upon the conclusions of its realization analysis.

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

Rambus also recognizes revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for development contracts related to licenses of its chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. Rambus’ rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, the Company does not have a sufficient population of contracts from which to derive vendor-specific objective evidence.

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

Allowance for Doubtful Accounts

Rambus’ allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’ trade and unbilled receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance for a doubtful account up to 100% of the invoice or unbilled value will be provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible. For all periods presented, Rambus had no allowance for doubtful accounts.

Research and Development

Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of Rambus’ products, are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Rambus has not capitalized any software development costs since the period between establishing technological feasibility and general customer release is relatively short and as such, these costs have not been significant.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in Rambus’ consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Stock-Based Compensation

For the years ended December 31, 2006, 2005 and 2004, the Company maintained stock plans covering a broad range of potential equity grants including stock options, restricted stock, performance stock and stock units. In addition, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees were entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 8, “Employee Stock Option Plans,” of Notes to Consolidated Financial Statements for a detailed description of the Company’s plans.

Effective January 1, 2006, Rambus adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Rambus’ previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and disclosure under SFAS 123. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). Rambus has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Under SFAS 123(R), compensation cost for all stock-based awards, including grants of employee stock options, restricted stock and other equity awards, is measured at fair value at grant date and recognized as compensation expense on a straight line basis over the employees’ expected requisite service period. In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. The Company selected the modified prospective method of adoption, which recognizes compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. This method does not require a restatement of prior periods. However, awards granted and still unvested on the date of adoption will be attributed to expense under SFAS 123(R), including the application of forfeiture rate on a prospective basis. Rambus’ forfeiture rate represents the historical rate at which Rambus stock-based awards were surrendered prior to vesting over the trailing four years. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred, for the purposes of pro forma information under SFAS 123.

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for employee stock-based awards and its ESPP using the intrinsic value method in accordance with APB 25, FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25,” FASB Technical Bulletin No. 97-1 (“FTB 97-1”) “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and related interpretations. The Company accounted for non-employee stock-based awards under the fair value method in accordance with EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under the intrinsic value method, no stock-based compensation expense for options had been recognized in the Company’s Consolidated Statement of Operations if the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant and shares granted under the ESPP were not issued at greater than a 15% discount. As a result of the Company’s stock option investigation, it was determined that there were a significant number of grants that were issued below fair market value and the accounting disclosures and related charges are reflected in Note 3, “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

Had stock-based compensation for 2005 and 2004 been determined based on the estimated fair value at the grant date for all equity awards consistent with the provisions of SFAS 123, the Company’s net income and earnings per share for the years ended December 31, 2005 and 2004, as restated, would have been adjusted to the following pro forma amounts:

(in thousands, except per share amounts)	2005	2004
	As restated (2)	As restated (2)
Net income, as reported	$28,940	$22,361
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	7,228	11,217
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(45,171)	(44,988)

Pro forma net loss	$(9,003)	$(11,410)

Basic earnings (loss) per share
As reported	$0.29	$0.22
Pro forma	$(0.09)	$(0.11)

Diluted earnings (loss) per share
As reported	$0.28	$0.21
Pro forma (1)	$(0.09)	$(0.11)

Weighted average shares used in per share calculations:
Basic	99,876	101,931

Diluted (1)	103,530	108,547

(1)	Because the pro forma disclosures result in a net loss, the diluted shares used in the pro forma per share calculations for diluted pro forma loss per share is the same as the basic shares. Using the actual diluted shares would be anti-dilutive.
(2)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Adoption of SFAS 123(R)

Effective January 1, 2006, Rambus adopted SFAS 123(R), which requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to Rambus employees and directors, including employee stock options and employee stock purchases related to all Rambus’ stock-based compensation plans based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The fair value of the award is recognized as expense over the requisite service periods in Rambus’ consolidated statement of operations using the straight-line method consistent with the methodology used under SFAS 123. Under SFAS 123(R) the attributed stock-based compensation expense must be reduced by an estimate of the annualized rate of stock option forfeitures. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption, using the same valuation method and assumptions determined under the original provisions of SFAS 123, Additionally, Rambus’ deferred stock compensation balance of $20.1 million as of December 31, 2005 (as restated), which was accounted for under APB 25, was reclassified into its additional paid in capital upon the adoption of SFAS 123(R) on January 1, 2006.

The incremental effect of adopting SFAS 123(R) for the year ended December 31, 2006, including the effect of the restatements, was as follows:

(in thousands except per share data)	Year ended December 31, 2006
Additional pre-tax stock-based compensation	$29,260
Additional stock-based compensation, net of tax	$18,182
Effect on earnings per share
Basic	$0.18
Diluted	$0.18

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchase grants under SFAS 123(R) for the year ended December 31, 2006:

(in thousands, except for per share amounts)	December 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$38,101
Employee stock purchase plan	1,148
Nonvested equity stock and equity stock units	1,274

Total stock-based compensation	40,523
Tax effect on stock-based compensation	15,559

Net effect of stock-based compensation on net income	$24,964

Effect on net income per share:
Basic	$0.24
Diluted	$0.24

Stock Options: During the year ended December 31, 2006, Rambus granted 2,397,850 stock options with an estimated total grant-date fair value of $42.0 million. During the year ended December 31, 2006, Rambus recorded stock-based compensation related to stock options of $38.1 million for all unvested options granted prior and after the adoption of SFAS 123(R). This amount includes the ongoing impact of the restatement of $6.8 million. (See Note 3, “Restatement of Consolidated Financial Statements.”)

The effect of recording stock-based compensation for the year ended December 31, 2006 in accordance with SFAS 123(R) includes a charge resulting from the Company’s modifying the terms of 59 grants by offering an extension of time to exercise. Because the Company suspended all stock option exercises as of July 19, 2006 in connection with the stock options investigation, substantially all of the Company’s employees and directors whose options were expiring and terminated employees whose remaining time to exercise vested options would have expired were given extensions of time to exercise those options during the year as their options approached expiration. This modification charge of $1.1 million is included in the above table under the caption “Employee Stock Options”.

The total intrinsic value of options exercised was $110.2 million, $10.2 million and $88.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Intrinsic value is the total value of exercised shares on the date of exercise less the cash received from the employees to exercise the options.

The total cash received from employees as a result of employee stock option exercises was $55.3 million, $5.5 million and $41.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases and vesting of equity stock and stock units were approximately $0.0 million for the year ended December 31, 2006, calculated in accordance with SFAS 123(R) and approximately $0.7 million and $23.2 million for the years ended December 31, 2005 and 2004, respectively, calculated in accordance with APB 25. The Company had a net tax shortfall from stock option exercises, stock plan purchases and vesting of equity stock and stock units for the year ended December 31, 2006 primarily due to the forfeiture of stock options by a former officer.

Employee Stock Purchase Plan: The compensation cost in connection with the plan for the year ended December 31, 2006 includes a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the plan, if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the year ended December 31, 2006, the Company recorded $0.2 million in modification charges related to the ESPP which is included in the table above under the caption “Employee Stock Purchase Plan.”

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

The fair value of stock awards and ESPP offerings is estimated as of the grant date using the BSM option-pricing model, assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

	Stock Option Plans Twelve Months Ended December 31,
	2006	2005	2004
		As restated (1)	As restated (1)
Expected stock price volatility	61% - 78%	54% - 81%	101% - 103%
Risk-free interest rate	4.4% - 5.0%	3.6% - 4.4%	1.8% - 3.8%
Expected term (in years)	6.3 - 6.6	4.0 - 6.0	2.0 - 6.0

Weighted-average fair value of stock options granted	$17.51	$10.11	$18.56

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

	Employee Stock Purchase Plan Twelve Months Ended December 31,
	2006 (2)	2005	2004
		As restated (1)	As restated (1)
Expected stock price volatility	—	51% - 67%	55% - 88%
Risk-free interest rate	—	3.2% - 4.4%	1.2% - 2.6%
Expected term (in years)	—	0.5 - 2.0	0.5 - 2.0
Weighted-average fair value of purchase rights granted under the purchase plan	—	$6.14	$ 7.86

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	No grants were made under the employee stock purchase plan in 2006. See Note 8, “Employee Stock Option Plans.”

Expected Stock Price Volatility: Effective January 1, 2006, Rambus evaluated the assumptions used to estimate volatility and determined that under SAB 107, given the volume of market activity in its market traded options greater than one year, it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility. If there is not sufficient volume in its market traded options, for any period, the Company will use an equally weighted blend of historical and implied volatility. For the year ended December 31, 2005, the Company used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation. For the year ended December 31, 2004, the Company used historical volatility for the computation of stock-based compensation.

Risk-free Interest Rate: Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of Rambus’ stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus used the nearest rate from the available maturities.

Expected Term: The expected term of options granted represents the period of time that options granted are expected to be outstanding. Prior to the adoption of SFAS 123(R), the Company used only historical data to estimate option exercise and employee termination within the model. For the year ended December 31, 2006, the average expected life was determined using a Monte Carlo simulation model. The expected term of ESPP grants was based upon the length of each respective purchase period or tranche for each offering (0.5 to 2.0 years).

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

On January 1, 2006 Rambus adopted the “long method” in accordance with SFAS 123(R) to calculate the excess tax credit pool. The long method requires a detailed calculation of the January 1, 2006 balance of the portion of the excess/shortfall tax benefit credits recorded in the additional paid-in capital account. The tax effect on stock-based compensation is calculated as the stock-based compensation that the Company believes is deductible multiplied by the applicable statutory tax rate.

See Note 11 “Income Taxes” for additional information.

Computation of Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible permanent impairments on a regular basis. If any loss on investment is believed to be other than temporary, a charge will be taken to interest and other, net. Due to the high credit quality and short term nature of the Company’s investments, there have been no permanent impairments noted to date.

Fair Value of Financial Instruments

The amounts reported for cash equivalents, marketable securities, account receivables, accounts payable and other accrued liabilities are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.

Property and Equipment

Computer equipment, computer software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over an estimated useful life of three years. Certain software licenses are depreciated over three to five years, depending on the term of the license. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), Rambus assesses the impairment of goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Rambus considers important which could trigger an impairment review include the following:

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

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Rambus completed its first phase impairment analysis as of December 31, 2006 and found no instance of impairment of its recorded goodwill of $3.3 million at December 31, 2006. If Rambus’ estimates or the related assumptions change in the future, Rambus may be required to record an impairment charge for goodwill to reduce its carrying amount to its estimated fair value.

Impairment of Long-Lived Assets and Other Intangible Assets

Rambus evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, (“SFAS 144”). Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to ten years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on Rambus’ financial position and results of operations.

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

In the twelve months ended December 31, 2004, Rambus sold its investment in Tessera, a publicly traded company, for a pre-tax gain of $3.6 million, which is included in “Interest and other income, net” on the consolidated statement of operations.

Foreign Currency Translation

Rambus considers the local currency to be the functional currency for its international subsidiaries. The translation from foreign currencies to U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are included in stockholders’ equity as currency translation adjustment and aggregated within accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are recorded in the results of operations and have not been significant for any periods presented.

Segment Reporting

Statement of Financial Accounting No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Rambus has identified one operating and reporting segment, the design, development and licensing of chip interface technologies and architectures. This segment operates in three geographic regions: North America, Asia and Europe. Enterprise-wide information is provided in accordance with SFAS 131. Information concerning the geographic breakdown of revenues and identifiable assets is set forth in Note 13, “Business Segments, Exports and Major Customers.”

Advertising

Rambus expenses all advertising costs as incurred. Advertising costs were not significant in 2006, 2005 and 2004.

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

Litigation

Rambus is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, Rambus accrues for losses related to litigation if it determines that a loss is probable and can be reasonably estimated. If a loss cannot be estimated, Rambus reviews the range of possible outcomes and accrues the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. Rambus recognizes litigation expenses in the period in which the litigation services were provided.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is effective for the Company in fiscal years beginning January 1, 2008. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses the diversity in practice used to quantify financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. As of December 31, 2006 no material misstatements exist in the Company’s financial statements. As a result, application of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The Company does not currently hold any such instruments.

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

In July 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation),” (“EITF 06-3”). The adoption of EITF 06-3 did not have an impact on Rambus’ consolidated financial position and results of operations. The Company’s accounting policy has been to present the above mentioned taxes, if any, on a net basis, excluded from revenues.

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

As a result of the adoption of FIN 48 on January 1, 2007, the Company’s unrecognized tax benefits are expected to decrease by $0.3 million, which will be accounted for as a decrease of $0.3 million to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits will be reclassified from long-term deferred tax assets to long-term taxes payable.

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

The results of the investigation were consistent with the Audit Committee’s earlier conclusion that the Company’s previously filed consolidated financial statements should no longer be relied upon. Rambus is disclosing the restatement of the consolidated financial statements for the affected periods by filing this Annual Report on Form 10-K for the year ended December 31, 2006, which includes the restatement of the consolidated financial statements for the 2005 and 2004 fiscal years, as well as restated supplementary financial data for the first quarter of 2006. In addition, the errors Rambus identified impacted the Company’s consolidated financial statements for the periods prior to the year ended December 31, 2004. In the restated consolidated financial statements in this Annual Report on Form 10-K, the cumulative impact of the errors as of December 31, 2003 is represented as a change to the opening balance of accumulated deficit, additional paid in capital and deferred taxes as of January 1, 2004. The impact of these errors will continue to have an effect on Rambus’ consolidated financial statements for periods through fiscal 2009.

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

There were no material measurement date differences relating to annual or other grants to non-executives employees in the fiscal years 2005 and 2006.

•

Grants to Officers Rambus determined that, during each of the years between 1997 and 2001, officers were granted stock options that were not approved by the Compensation Committee of the Board of Directors on the date listed on the approval documentation. Instead, on some occasions, the dates were selected to coincide with a low price for a period. The grants were typically documented using a Unanimous Written Consent (“UWC”) prepared in most instances by the human resources department. The UWCs did not appropriately reflect that the approval date was not the date indicated in the document. With the following exceptions, this practice appears to have ended after 2001.

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

•

Extension of Termination Dates Rambus determined that from 1997 to March 2005 it had not maintained accurate documentation, and had not properly accounted for stock-based compensation, for stock options granted to individuals who had extensions of option termination dates and, in some cases, extensions of vesting periods pursuant to separation agreements under which the individuals did not perform any significant duties during the separation period but were still listed as employees. These types of modifications were not always communicated to Rambus’ finance department, were not identified in Rambus’ financial reporting processes and were therefore not properly reflected in its consolidated financial statements.

•

Payroll Tax Withholding Liability Rambus determined that certain of its stock grants which had incorrect measurement dates for accounting purposes had been originally issued as incentive stock options but no longer qualified for ISO tax treatment. The disqualification of the ISO classification and the resulting conversion to non-qualified stock option (“NSO”) status exposes Rambus to additional withholding taxes and penalties for failure to properly withhold taxes on the exercise of those options. These expenses reverse in the period in which the related statute of limitations expires.

•

Other Stock-based Compensation Adjustments Rambus determined that other miscellaneous modifications and errors had occurred related to employee options that were not identified in its financial reporting processes and therefore not properly reflected in its consolidated financial statements. These miscellaneous items included adjustments for grants to non-employees providing consulting services, adjustments for continued vesting after an individual converted from an employee to a consultant and adjustments in 2006 related to the accounting for the Company’s ESPP under FAS123(R).

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

Rambus previously applied APB 25 and its related interpretations and provided the required pro forma disclosures under SFAS 123 through its fiscal year ended December 31, 2005. Under the provisions of APB 25, a non-cash, stock-based compensation expense was required to be recognized for any option granted for which the exercise price was below the market price on the actual grant date. Because most of the Company’s remeasured options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the options. Starting in fiscal year 2006, Rambus adopted SFAS 123(R). As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each remeasured option is equal to the fair value of the option on the actual grant date, amortized over the remaining expected requisite service period of the option. Rambus did not record these stock-based compensation expenses under APB 25 or SFAS 123(R) in its previously issued consolidated financial statements, and that is why it is restating them in this filing.

Restatement and Impact on Consolidated Financial Statements

As a result of the issues identified, Rambus recorded additional pre-tax, non-cash, stock-based compensation expense of $169.4 million under APB 25 for the period between May 13, 1997 (the date of its initial public offering) and December 31, 2005, comprised of $146.9 million related to remeasured stock options and $22.5 million related to other stock compensation adjustments. The cumulative tax benefit from the recording of these adjustments was $67.0 million. The impact of these adjustments, net of taxes, decreased Rambus’ previously reported cumulative net income by $102.4 million for the same period. The tax benefit amount differs from the statutory tax benefit principally as a result of limitations on Rambus’ ability to deduct certain executive stock-based compensation and change in geographical mix of expenses.

For the year ended December 31, 2006, in accordance with SFAS 123(R), Rambus recorded additional pre-tax, non-cash, stock-based compensation expense of $6.8 million, comprised of $6.3 million related to these remeasured stock options and $0.5 million related to other stock compensation adjustments. As of December 31, 2006, the Company had $6.6 million of unrecognized pre-tax stock-based compensation costs calculated under SFAS 123(R) related to remeasured stock option grants that will be recorded as compensation expense over the remaining expected requisite service period of the options.

Approximately $132.8 million of the total stock-based compensation expenses, representing adjustments from 1997 through 2003, have been reflected, net of income tax effects of $46.4 million, as an increase of $86.4 million to accumulated deficit in the opening balance sheet for fiscal 2004.

Because certain options formerly classified as ISO grants were determined to have been granted with an exercise price below the fair market value of Rambus’ stock on the actual grant date, they do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to NSO status exposes Rambus to additional withholding taxes and penalties for failing to properly withhold taxes on exercise of those options. Through December 31, 2006, the Company recorded a tax liability of $1.5 million in connection with the disqualification of such ISO tax treatment for tax years ending December 31, 2003 through December 31, 2006. Of the total liability, $0.3 million was related to fiscal 2006 and was paid in fiscal 2007. These amounts are included in the other stock-based compensation adjustments discussed above. Rambus is currently under IRS remote examination with regard to this issue.

Rambus was unable to record additional deferred tax assets related to stock-based compensation in accordance with limits imposed by Section 162(m) of the Internal Revenue Code on certain executive compensation. Consequently, the Company was required to reduce its available tax net operating loss carry-forwards arising from certain exercised stock options by $15.6 million for periods through December 31, 2005 because of this Section 162(m) limitation.

For explanatory purposes, Rambus has classified the stock option and other adjustments that were affected by the restatement into the aforementioned categories as presented below. The classified amounts involve certain subjective judgments by Rambus to the extent particular stock option related accounting errors may fall within more than one category As such, the table below should be considered a reasonable representation of the magnitude of expenses in each category. For the fiscal years ended December 31, 2005 and September 30, 2000, Rambus had previously recorded stock-based compensation expense of $2.7 million and $171.1 million, respectively, with a related tax benefit of $0.1 million and $29.8 million, respectively, in its reported consolidated financial statements. For fiscal 2005 and 2000, total stock-based compensation, as restated, was $20.5 million and $204.1 million, respectively, with a related tax benefit of $13.2 million and $40.0 million, respectively.

The ten year impact of the restatement on stock-based compensation is as follows:

	Cumulative effect at December 31, 2005	Twelve Months ended December 31,		Cumulative effect at December 31, 2003	Twelve Months Ended December 31, 2003	Three Months Ended December 31, 2002
(in thousands)		2005	2004
Net income, as previously reported (1)		$33,677	$33,559
Stock-based compensation adjustments:
Additional compensation expense resulting from improper measurement dates for stock option grants:
New hire grants to employees	$(13,766)	(762)	(1,323)	$(11,681)	$(2,722)	$(665)
Annual and other grants to employees	(83,893)	(12,655)	(12,230)	(59,008)	(14,413)	(3,891)
All grants to officers	(49,235)	(4,311)	(8,148)	(36,776)	(8,404)	(2,763)

Subtotal charges for changes to measurement date	(146,894)	(17,728)	(21,701)	(107,465)	(25,539)	(7,319)
Other stock-based compensation adjustments:
Terminations	(21,180)	(277)	(1,576)	(19,327)	(1,613)	(21)
Payroll tax (expense) benefit	(960)	234	4,534	(5,728)	344	—
Other matters related to stock-based compensation	(328)	—	(32)	(296)	—	—

Subtotal other stock-based compensation adjustments	(22,468)	(43)	2,926	(25,351)	(1,269)	(21)

Total stock-based compensation adjustments	(169,362)	(17,771)	(18,775)	(132,816)	(26,808)	(7,340)

Tax related effects of stock-based compensation adjustments	66,989	13,070	7,558	46,361	9,421	2,057

Additional compensation expense, net of tax	(102,373)	(4,701)	(11,217)	(86,455)	(17,387)	(5,283)

Other miscellaneous adjustments	(60)	(60)	32	(32)
Tax related effects for other miscellaneous adjustments	24	24	(13)	13

Other adjustments, net of tax	(36)	(36)	19	(19)

Total decrease	$(102,409)	(4,737)	(11,198)	$(86,474)

Net income, as restated		$28,940	$22,361

(1)	The effects of the restatement adjustments on previously reported net income are reconciled only for the years being reported in the Statement of Operations in this Form 10-K. Net income for all other periods is not being reconciled for the effects of the restatement.

	Twelve Months Ended September 30,
	2002	2001	2000	1999	1998	1997
Stock-based compensation adjustments:
Additional compensation expense resulting from improper measurement dates for stock option grants:
New hire grants to employees	$(2,767)	$(3,194)	$(1,902)	$(431)	$—	$—
Annual and other grants to employees	(21,287)	(11,138)	(6,159)	(2,110)	(10)	—
All grants to officers	(10,312)	(7,280)	(5,917)	(2,064)	(36)	—

Subtotal charges for changes to measurement date	(34,366)	(21,612)	(13,978)	(4,605)	(46)	—
Other stock-based compensation adjustments:
Terminations	(56)	(1,463)	(13,623)	(2,063)	(488)	—
Payroll tax (expense) benefit	106	(353)	(5,137)	(581)	(107)	—
Other matters related to stock-based compensation	—	63	(274)	216	(301)	—

Subtotal other stock-based compensation adjustments	50	(1,753)	(19,034)	(2,428)	(896)	—

Total stock-based compensation adjustments	(34,316)	(23,365)	(33,012)	(7,033)	(942)	—

Tax related effects of stock-based compensation adjustments	10,142	12,216	10,166	2,000	359	—

Additional compensation expense, net of tax	(24,174)	(11,149)	(22,846)	(5,033)	(583)	—

Costs of Restatement and Related Legal Activities

Rambus has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the investigation, the Company’s internal review, restatement activities, preparation of the December 31, 2006 consolidated financial statements and restated consolidated financial statements and related legal matters. These expenses were approximately $31.4 million for the year ended December 31, 2006, including an accrual of of $18.0 million related to the potential settlement of the class action lawsuits in connection with the stock option investigation. Through the second quarter of fiscal year 2007, the Company has incurred additional expenses of approximately $14.4 million for the above noted activities. Rambus expects to continue to incur significant expenses in connection with the derivative and private lawsuits and other stock option investigation related matters. See Note 17, “Litigation and Asserted Claims.”

Default and Potential Acceleration of Convertible Notes

For a complete discussion of the convertible notes and related alleged default and potential acceleration, See Note 16 “Convertible Notes”.

Impact on Consolidated Financial Statements

The following tables reflect the impact of the adjustments for stock-based compensation and other adjustments, including the related tax impacts on:

•	the consolidated statements of operations for the years ended December 31, 2005 and 2004

•	the consolidated balance sheet as of December 31, 2005

•	the consolidated statements of cash flows for the years ended December 31, 2005 and 2004

•	the pro forma information required by SFAS No. 123 for the years ended December 31, 2005 and 2004

•	net income per share for the years ended December 31, 2005 and 2004

Consolidated Statements of Operations

	Twelve Months Ended December 31,
(in thousands, except per share amounts)	2005			2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
Contract revenues	$26,876	$—	$26,876	$24,742	$—	$24,742
Royalties	130,322	—	130,322	120,132	—	120,132

Total revenues	157,198	—	157,198	144,874	—	144,874

Costs and expenses:
Cost of contract revenues *	19,766	3,967	23,733	20,246	3,281	23,527
Research and development *	40,972	8,144	49,116	32,627	5,676	38,303
Marketing, general and administrative *	74,698	5,720	80,418	52,484	9,786	62,270

Total costs and expenses	135,436	17,831	153,267	105,357	18,743	124,100

Operating income	21,762	(17,831)	3,931	39,517	(18,743)	20,774
Interest and other income, net	34,830	—	34,830	8,368	—	8,368

Income before income taxes	56,592	(17,831)	38,761	47,885	(18,743)	29,142
Provision for income taxes	22,915	(13,094)	9,821	14,326	(7,545)	6,781

Net income	$33,677	$(4,737)	$28,940	$33,559	$(11,198)	$22,361

Net income per share:
Basic	$0.34	$(0.05)	$0.29	$0.33	$(0.11)	$0.22

Diluted	$0.32	$(0.04)	$0.28	$0.30	$(0.09)	$0.21

Weighted average shares used in per share calculations:
Basic	99,876		99,876	101,931		101,931

Diluted	103,993		103,530	110,050		108,547

* Includes stock-based compensation:
Cost of contract revenues	$—	$3,897	$3,897	$—	$3,293	$3,293
Research and development	$—	$8,056	$8,056	$—	$5,664	$5,664
Marketing, general and administrative	$2,689	$5,818	$8,507	$—	$9,818	$9,818

Consolidated Balance Sheet

(in thousands, except share and per share amounts)	December 31, 2005
	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$42,391	$—	$42,391
Marketable securities	118,416	—	118,416
Accounts receivable	954	—	954
Deferred and prepaid taxes	3,786	41	3,827
Prepaids and other current assets	4,235	184	4,419

Total current assets	169,782	225	170,007
Marketable securities, long term	194,583	—	194,583
Restricted cash	2,279	—	2,279
Deferred taxes, long term	69,059	29,485	98,544
Purchased intangible assets, net	23,650	—	23,650
Property and equipment, net	18,898	724	19,622
Goodwill	3,315	—	3,315
Other assets	3,953	—	3,953

Total assets	$485,519	$30,434	$515,953

LIABILITIES
Current liabilities:
Accounts payable	$4,374	$—	$4,374
Accrued salaries and benefits	4,934	960	5,894
Accrued litigation expenses	4,633	—	4,633
Other accrued liabilities	5,693	(1,155)	4,538
Deferred revenue	973	—	973

Total current liabilities	20,607	(195)	20,412

Convertible notes	160,000	—	160,000
Deferred revenue, less current portion	8,317	—	8,317
Other long-term liabilities	1,592	2,165	3,757

Total liabilities	190,516	1,970	192,486

Commitments and contingencies (Notes 7 and 17)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at December 31, 2005	—	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding: 99,397,257 shares at December 31, 2005	99	—	99
Additional paid in capital	327,524	150,995	478,519
Deferred stock-based compensation	—	(20,122)	(20,122)
Accumulated deficit	(30,973)	(102,409)	(133,382)
Accumulated other comprehensive loss	(1,647)	—	(1,647)

Total stockholders’ equity	295,003	28,464	323,467

Total liabilities and stockholders’ equity	$485,519	$30,434	$515,953

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(in thousands)	2005			2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$33,677	$(4,737)	$28,940	$33,559	$(11,198)	$22,361
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,689	17,771	20,460	—	18,775	18,775
Depreciation	9,165	(63)	9,102	5,646	—	5,646
Amortization of intangible assets and note issuance costs	5,410	—	5,410	2,501	—	2,501
Tax benefit from equity incentive plans	3,592	(2,923)	669	39,463	(16,269)	23,194
Gain on repurchase of convertible notes	(24,014)	—	(24,014)	—	—	—
Gain on sale of investment	—	—	—	(3,598)	—	(3,598)
Loss on disposal of property and equipment	221	—	221	—	—	—
Change in operating assets and liabilities:
Accounts receivable	481	—	481	8,828	—	8,828
Prepaids, deferred taxes and other assets	16,062	(10,382)	5,680	(30,957)	8,695	(22,262)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	382	995	1,377	6,640	(3)	6,637
Increases in deferred revenue	17,384	—	17,384	14,116	—	14,116
Decreases in deferred revenue	(31,917)	—	(31,917)	(32,495)	—	(32,495)

Net cash provided by operating activities	33,132	661	33,793	43,703	—	43,703

Cash flows from investing activities:
Purchases of property and equipment	(7,375)	(661)	(8,036)	(11,934)	—	(11,934)
Purchases of leasehold improvements	(531)	—	(531)	(325)	—	(325)
Acquisition of intangible assets	(2,500)	—	(2,500)	(11,084)	—	(11,084)
Acquisition of business	(5,434)	—	(5,434)	—	—	—
Purchases of marketable securities	(347,700)	—	(347,700)	(119,456)	—	(119,456)
Maturities of marketable securities	222,142	—	222,142	76,812	—	76,812
Decrease (increase) in restricted cash	2,788	—	2,788	(491)	—	(491)
Proceeds from sale of investment	—	—	—	5,598	—	5,598

Net cash used in investing activities	(138,610)	(661)	(139,271)	(60,880)	—	(60,880)

Cash flows from financing activities:
Payments under installment payment arrangement	(400)	—	(400)	—	—	—
Net proceeds from issuance of Common Stock under stock options and employee stock purchase plan	8,523	—	8,523	45,087	—	45,087
Repurchase and retirement of Common Stock	(88,166)	—	(88,166)	(21,653)	—	(21,653)
Net proceeds from issuance of convertible notes	292,750	—	292,750	—	—	—
Repurchase of convertible notes	(112,988)	—	(112,988)	—	—	—

Net cash provided by financing activities	99,719	—	99,719	23,434	—	23,434

Effect of exchange rates on cash and cash equivalents	(160)	—	(160)	48	—	48

Net increase (decrease) in cash and cash equivalents	(5,919)	—	(5,919)	6,305	—	6,305
Cash and cash equivalents at beginning of period	48,310	—	48,310	42,005	—	42,005

Cash and cash equivalents at end of period	$42,391	$—	$42,391	$48,310	$—	$48,310

Non-cash investing and financing activities:
Property and equipment acquired under installment payment arrangement	$2,800	$—	$2,800	$—	$—	$—

Supplemental disclosure of cash flow information:
Taxes paid	$1,530	$1,094	$2,624	$2,494	$5,243	$7,737
Taxes refunded	$—	$—	$—	$—	$499	$499

Pro Forma Net Income (Loss) per Share

(in thousands, except per share amounts)	2005			2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income, as reported	$33,677	$(4,737)	$28,940	$33,559	$(11,198)	$22,361
Add: Stock-based employee compensation expense included in reported net earnings, net of tax (2)	1,600	5,628	7,228	—	11,217	11,217
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(32,221)	(12,950)	(45,171)	(34,051)	(10,937)	(44,988)

Pro forma net income (loss)	$3,056	$(12,059)	$(9,003)	$(492)	$(10,918)	$(11,410)

Basic income (loss) per share
As reported	$0.34	$(0.05)	$0.29	$0.33	$(0.11)	$0.22
Pro forma	$0.03	$(0.12)	$(0.09)	$—	$(0.11)	$(0.11)

Diluted income (loss) per share
As reported	$0.32	$(0.04)	$0.28	$0.30	$(0.09)	$0.21
Pro forma (1)	$0.03	$(0.12)	$(0.09)	$—	$(0.11)	$(0.11)

Weighted average shares used in per share calculations:
Basic	99,876		99,876	101,931		101,931

Diluted (1)	103,993		103,530	110,050		108,547

(1)	When results of operations are a net loss, the diluted shares are the same as the basic shares.
(2)	Adjustments to stock-based compensation expense in 2005 include the adjustment of $4.7 million related to the restatement as well as an adjustment of $0.9 million to the tax effect allocated to stock-based compensation as previously reported.

Net Income per Share

	December 31, 2005			December 31, 2004
(in thousands, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Numerator:
Net income	$33,677	$(4,737)	$28,940	$33,559	$(11,198)	$22,361

Denominator:
Weighted average shares used to compute basic EPS	99,876		99,876	101,931		101,931
Dilutive potential shares from stock options, ESPP and restricted stock units	4,117		3,654	8,119		6,616

Weighted average shares used to compute diluted EPS	103,993		103,530	110,050		108,547

Net income per share:
Basic	$0.34	$(0.05)	$0.29	$0.33	$(0.11)	$0.22
Diluted	$0.32	$(0.04)	$0.28	$0.30	$(0.09)	$0.21

4. Business Risks and Credit Concentration

Rambus operates in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns, litigation regarding patent and other intellectual property rights, and heightened international and domestic competition. Significant technological changes in the industry could adversely affect operating results.

Rambus markets and sells its chip interfaces to a narrow base of customers and generally does not require collateral. For the twelve months ended December 31, 2006, revenue from Fujitsu, Elpida, Qimonda and Intel each accounted for greater than 10% of its total revenues. For the twelve months ended December 31, 2005, revenue from Intel, Elpida, Toshiba and Matsushita, each accounted for greater than 10% of Rambus’ total revenues. For the twelve months ended December 31, 2004, revenue from Intel, Toshiba and Elpida each accounted for greater than 10% of Rambus’ total revenues. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

As of December 31, 2006 and 2005, Rambus’ cash and cash equivalents were invested with two financial institutions in the form of commercial paper, money market accounts, and demand deposits. Rambus’ exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Rambus places its investments with high credit issuers and, by policy, attempts to limit the amount of credit exposure to any one issuer. As stated in Rambus’ policy, it will ensure the safety and preservation of Rambus’ invested funds by limiting default risk and market risk. Rambus has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.

Rambus mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.

5. Marketable Securities

Rambus invests its excess cash primarily in U.S. government agency and treasury notes; commercial paper, corporate notes and bonds; and municipal notes and bonds that mature within three years.

All marketable securities are classified as available-for-sale and are summarized as follows:

(dollars in thousands)	December 31, 2006
	Fair Value	Book Value	Unrealized Gain/(Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$226,813	$227,576	$(763)	4.2%
Corporate notes and bonds	136,224	136,417	(193)	5.2%

Total marketable securities	$363,037	$363,993	$(956)

	December 31, 2005
	Fair Value	Book Value	Unrealized Gain/(Loss)	Weighted Rate of Return
Marketable securities:
United States government debt securities	$280,659	$283,018	$(2,359)	3.8%
Corporate notes and bonds	32,340	32,705	(365)	2.4%

Total marketable securities	$312,999	$315,723	$(2,724)

The estimated fair value of short and long-term investments classified by date of contractual maturity and the associated unrealized losses at December 31, 2006 and 2005 are as follows:

(in thousands)	Twelve months ended December 31,		Unrealized loss as of December 31,
	2006	2005	2006	2005
Contractual Maturity
Due within one year	$351,055	$118,416	$(942)	$(804)
Due from one year through three years	11,982	194,583	(14)	(1,920)

	$363,037	$312,999	$(956)	$(2,724)

Of the total gross unrealized losses of $1.0 million as of December 31, 2006, approximately $0.8 million relates to securities with a fair value of $184.7 million that have been in a loss position for twelve months or more.

6. Balance Sheet Details

Purchased Intangible Assets, net

Purchased intangible assets are comprised of the following:

	December 31, 2006
(in thousands)	Gross	Accumulated Amortization	Net
Patents	$9,911	$(3,202)	$6,709
Intellectual property	10,084	(5,232)	4,852
Customer contracts and contractual relationships	8,000	(2,454)	5,546
Existing technology	2,700	(1,153)	1,547
Non-competition agreement	100	(57)	43

Total purchased intangible assets	$30,795	$(12,098)	$18,697

	December 31, 2005
(in thousands)	Gross	Accumulated Amortization	Net
Patents	$9,911	$(2,051)	$7,860
Intellectual property	9,784	(2,728)	7,056
Customer contracts and contractual relationships	8,000	(1,564)	6,436
Existing technology	2,700	(478)	2,222
Non-competition agreement	100	(24)	76

Total purchased intangible assets	$30,495	$(6,845)	$23,650

See Note 14, “Acquisition” and Note 15, “Acquisition of Intellectual Property” for a discussion of amortization expense and useful lives of purchased intangibles.

Property and Equipment, net

Property and equipment, net is comprised of the following:

	December 31,
(in thousands)	2006	2005
		As restated (1)
Computer equipment	$21,628	$18,020
Computer software	31,992	21,669
Furniture and fixtures	6,057	5,683
Leasehold improvements	12,735	10,162

	72,412	55,534
Less accumulated depreciation and amortization	(46,393)	(35,912)

	$26,019	$19,622

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $11.2 million, $9.1 million and $5.6 million, respectively.

Goodwill

Changes in the carrying value of goodwill in the twelve months ended December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Beginning balance at January 1	$3,315	$581
Goodwill acquired during the period	—	2,734

Ending balance at December 31	$3,315	$3,315

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	December 31,
(in thousands)	2006	2005
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$41	$17
Unrealized losses on available for sale securities, net of tax	589	1,630

Total	$630	$1,647

7. Commitments and Contingencies

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

As of December 31, 2006, the Company has reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. In addition, related issuance costs of approximately $3.2 million have been expensed in 2006, including approximately $2.4 million which was accelerated into the quarter ending December 31, 2006. Rambus is evaluating its options with respect to the notes as a result of the receipt of the notice of acceleration and believes that it has adequate financial resources to pay any unpaid principal and any accrued or default interest due on the convertible notes. See Note 16, “Convertible Notes,” for a detailed discussion of this matter.

As of December 31, 2006, Rambus’s material contractual obligations are:

	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Operating leases	$23,239	$6,446	$11,728	$5,065	$—
Convertible notes	160,000	160,000	—	—	—
Purchased software license agreements(1)	8,212	7,394	818	—	—

Total	$191,451	$173,840	$12,546	$5,065	$—

(1)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2006, which are also listed on Rambus’ balance sheet under current and other long-term liabilities.

Rent expense was approximately $6.0 million for the year ending December 31, 2006 and $5.1 million for each of the years ended December 31, 2005 and 2004.

Deferred rent, included primarily in other long-term liabilities, was approximately $1.7 million as of December 31, 2006 and 2005.

In connection with certain German litigation, the German courts have requested that the Company set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.7 million is restricted as to withdrawal, managed by a third party subject to certain limitations under the Company’s investment policy and included in restricted cash to cover the German court requirements.

The Company entered into compensation agreements with two new executives in December 2006, which provide for the granting of a total of 60,000 restricted stock units as soon as practicable after the Company becomes current with its SEC filings and registers its 2006 Equity Incentive Plan under which these units would be granted.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of December 31, 2006 or 2005.

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

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of December 31, 2006 or 2005. Rambus assesses the need for a warranty accrual on a quarterly basis and there can be no guarantee that a warranty accrual will not become necessary in the future.

8. Employee Stock Option Plans

Stock Option Plans

1997 Stock Option Plan

In May 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which, as amended, provided for the issuance of incentive and nonqualified stock options to its employees, directors and non-employees. The 1997 Plan provided for an annual increase equal to the lesser of (i) the number of shares needed to restore the maximum aggregate number of shares which may be optioned and sold under the 1997 Plan to 4,000,000 shares; (ii) four percent

(4%) of the outstanding shares on such date; or (iii) a lesser amount determined by the Board of Directors. The Company reserved 31,089,057 shares of Common Stock for issuance under the 1997 Plan. The 1997 Plan was set to expire ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options would be granted, the number of shares, the vesting period and the exercise price (which generally cannot be less than 100% of the fair market value at the date of grant for incentive stock options). The options are exercisable at times and increments as specified by the Board of Directors, typically had a requisite service period of 60 months, had graded vesting schedules and expire not more than ten years from date of grant. In October 1999, the 1997 Plan was revised to add the provision and ability of the Company to grant Common Stock equivalents, which are unfunded and unsecured rights to receive shares in the future. See Note 9, “Stockholders’ Equity,” for a discussion of these Common Stock equivalents. Effective with stockholder approval of the 2006 Equity Incentive Plan on May 10, 2006, the ability to grant options under the 1997 Plan expired. No further awards will be made under this plan, but it will continue to govern awards previously granted under the plan.

1999 Non-statutory Stock Option Plan

In October 1999, the Company adopted the 1999 Non-statutory Stock Option Plan (the “1999 Plan”), which, as amended, provides for the issuance of nonqualified stock options to its employees and non-employees. Under the 1999 Plan, 14.8 million shares of Common Stock have been authorized for issuance. The 1999 Plan expires ten years after adoption, and the Board of Directors or a committee designated by the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period, the expiration date and the exercise price (which generally is the fair market value at the date of grant). These options typically had a requisite service period of 60 months, graded vesting schedules, and expired not more than ten years from date of grant. Effective with stockholder approval of the 2006 Equity Incentive Plan on May 10, 2006, the ability to grant options under the 1999 Plan terminated. No further awards will be made under this plan, but it will continue to govern awards previously granted under the plan.

2006 Equity Incentive Plan

In March 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”), subject to stockholder approval, which, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of shares at less than fair market value, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Plan was replaced and the 1999 Plan was terminated. Those who will be eligible for awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months, have straight-line vesting schedules, and expire not more than ten years from date of grant. The Board expects that the number of shares reserved for issuance under the 2006 Plan will be sufficient to operate the plan for two years from its inception without having to request the approval of additional shares from the Company’s stockholders. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares earlier or later than this period, as needed. As of December 31, 2006, 7,866,200 shares remain available for grant under this plan.

The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2003	3,916,659
Additional shares reserved	3,653,146
Stock options granted	(3,153,800)
Stock options forfeited	1,214,603

Shares available as of December 31, 2004	5,630,608
Additional shares reserved	2,211,276
Stock options granted	(3,333,740)
Stock options forfeited	1,209,322
Nonvested equity stock and stock units granted	(125,000)

Shares available as of December 31, 2005	5,592,466
Additional shares reserved	10,818,836
Stock options granted	(2,397,850)
Stock options forfeited	4,879,815
Stock options expired	(10,923,684)
Nonvested equity stock and stock units granted	(103,383)

Total available for grant as of December 31, 2006	7,866,200

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 plans for the three years ended December 31, 2006 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2006.

	Options Outstanding
(dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2003	27,643,801	$14.80

Options granted	3,153,800	19.81
Options exercised	(4,618,914)	8.97
Options forfeited	(1,214,603)	20.34

Outstanding as of December 31, 2004	24,964,084	16.25

Options granted	3,333,740	15.61
Options exercised	(1,060,985)	5.22
Options forfeited	(1,209,322)	23.09

Outstanding as of December 31, 2005	26,027,517	16.30

Options granted	2,397,850	26.99
Options exercised	(4,872,675)	11.34
Options forfeited	(4,879,815)	18.80

Outstanding as of December 31, 2006	18,672,877	$18.32	6.11	$96,258

Vested or expected to vest at December 31, 2006	16,625,402	$18.82	6.05	$81,713

Options exercisable at December 31, 2006	9,693,513	$18.00	4.71	$64,394

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at December 31, 2006, based on the $18.93 closing stock price on December 29, 2006, the last trading day of 2006, of Rambus’ Common Stock on The Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2006 was 12,227,982 and 7,029,923, respectively.

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25 - $ 4.67	2,071,578	3.92	$3.35	1,150,043	$3.70
$4.72 - $ 7.10	1,995,053	4.71	5.01	1,978,329	4.99
$7.17 - $13.75	2,242,010	4.99	11.19	1,574,854	11.27
$13.91 - $15.23	2,528,303	7.78	14.81	661,453	14.64
$15.26 - $16.76	1,868,817	5.06	15.73	1,179,129	15.75
$16.84 - $22.36	1,895,521	8.25	18.11	601,238	18.38
$2.77 - $25.16	2,912,400	7.77	24.21	345,829	23.85
$25.51 - $37.66	2,119,495	5.38	34.04	1,572,388	35.48
$38.48 - $77.36	1,019,700	6.30	53.62	610,250	61.58
$83.00 - $83.00	20,000	3.75	83.00	20,000	83.00

$1.25 - $83.00	18,672,877	6.11	18.32	9,693,513	18.00

As of December 31, 2006, there was $79.9 million of total unrecognized stock-based compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.91 years. The total fair value of shares vested as of the years ended December 31, 2006, 2005 and 2004, was $183.6 million, $271.6 million and $193.5 million, respectively.

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

Under the 1997 Purchase Plan, the Company issued 208,820 shares at an average price per share of $10.88 in fiscal 2006, 319,277 shares of Common Stock at an average price per share of $11.45 in fiscal 2005 and 543,129 shares at an average price per share of $6.55 in fiscal 2004. Due to the fact that the 1997 Purchase Plan was suspended effective July 19, 2006 no purchases were made subsequent to the most recent purchase date, April 30, 2006. As of December 31, 2006, there were 1,391,180 shares available for issuance under this Plan. The majority of these shares are not expected to be issued. Any shares not used in the October 31, 2007 purchase will expire according to the Plan’s terms.

2006 Employee Stock Purchase Plan

In March 2006, the Company adopted the 2006 Employee Stock Purchase Plan, as amended (the “2006 Purchase Plan”) and reserved 1,600,000 shares, subject to stockholder approval which was received on May 10, 2006. Employees generally will be eligible to participate in this plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the exercise date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date. There have been no offerings under this plan and as such there has been no shares issued under this plan. As of December 31, 2006, there were 1,600,000 shares available for issuance under this Plan. The first offering under this plan will be made as soon as practicable after the Company is current with its SEC filings and the underlying shares have been registered with the SEC.

As of December 31, 2006, there was $0.6 million of total unrecognized stock-based compensation cost related to share-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over 10 months.

9. Stockholders’ Equity

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

Warrants

In October 1998, Rambus’ Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of Rambus Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, have an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. Warrants exercisable for a total of 1,520,000 shares of our Common Stock had been issued under the program. As of December 31, 2006, no warrants were exercised as the defined milestones were not achieved, and all warrants have expired.

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

It was previously expected that there would be a non-cash charge to Rambus’ statement of operations, based on fair value of the CSEs and options, when the achievement of certain Intel milestones became probable. Intel has since phased out the 850E chipset and as a result the unvested CSEs and options will never vest. The impact of these CSEs and options has been excluded from the calculation of net income per share.

During the year ended December 31, 2006, 77,500 contingent unvested options were forfeited and all of the contingent unvested CSEs were forfeited unvested when the officers terminated their service. The forfeitures of the contingent unvested options are included in the forfeitures in the table in Note 8 “Employee Stock Option Plans” summarizing stock option activity.

As of December 31, 2006, there were no contingent unvested CSEs and 721,846 contingent unvested options. As noted above, none are expected to vest.

Nonvested Equity Stock and Stock Units

On January 10, 2005, Rambus granted 125,000 shares of nonvested equity stock to its CEO and President, Harold Hughes at an exercise price of $.001 per share. The nonvested equity stock was valued at fair market value at the date of grant, giving it a valuation of $2.7 million. Rambus recorded $2.7 million of stock-based compensation expense over the six month vesting period in the year ended December 31, 2005. There was no outstanding deferred stock-compensation balance as of December 31, 2005.

On February 1, 2006, Rambus entered into an amended and restated employment agreement with its then Senior Vice President and General Counsel, John Danforth. Pursuant to the terms of the Agreement, Mr. Danforth was granted 36,603 and 26,780 nonvested equity stock units on February 1, 2006 and May 2, 2006, respectively. The nonvested equity stock units were valued at fair market value at the date of grant, assuming no shares would be forfeited, giving each a valuation of approximately $1.0 million which will be attributed to expense over the 21 and 18 month vesting periods beginning February 1, 2006 and May 2, 2006, respectively. For the year ended December 31, 2006, Rambus recorded stock-based compensation of approximately $1.0 million. Unrecognized stock- based compensation cost related to these grants was approximately $1.0 million at December 31, 2006.

On April 11, 2006, Rambus granted its Chief Financial Officer, Satish Rishi, 40,000 shares of nonvested equity stock at an exercise price of $.001 per share. These shares are not transferable until vested and any unvested shares are subject to repurchase upon termination. The nonvested equity stock grant was valued at fair market value at the date of grant, assuming no shares would be forfeited, giving it a valuation of $1.6 million which will be attributed to expense over the four year vesting period beginning April 11, 2006. For the year ended December 31, 2006, Rambus recorded stock-based compensation of approximately $0.3 million related to this grant. Unrecognized stock-based compensation cost related to this grant was $1.3 million at December 31, 2006.

The following table reflects the activity related to nonvested equity stock and stock units for the year ended December 31, 2006:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	—	$—
Granted	103,383	$35.13
Vested	(29,613)	$32.62
Forfeited	—	$—

Nonvested at December 31, 2006	73,770	$36.14

Share Repurchase Program

In October 2001, Rambus’ Board of Directors approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. On January 23, 2006 Rambus’ Board of Directors approved an authorization to repurchase up to an additional five million shares of its Common Stock, giving the Company a total authorization to purchase up to 19.0 million shares of its outstanding Common Stock over an undefined period of time. During the first quarter of fiscal 2006, Rambus repurchased 0.7 million shares at an average price per share of $29.94. As of December 31, 2006, Rambus had repurchased a cumulative total of 13.2 million shares of its Common Stock at an average price per share of $13.95 since the commencement of this program. This amount includes 4.1 million shares repurchased in connection with Rambus’ $300.0 million zero coupon convertible senior subordinated note offering on February 1, 2005. As of December 31, 2006, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. The Company will not repurchase additional shares until after it is current with its SEC filings.

Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. In the fiscal year ended December 31, 2006 and 2005, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $20.2 and $59.8 million was recorded as an increase to accumulated deficit for the years ended December 31, 2006 and 2005, respectively.

10. Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. In conjunction with modifications to other employee benefits, effective January 1, 2006, the Company match provision under the 401(k) Plan was modified from 10% of the eligible employee’s contribution to 50%, up to the first 6% of an eligible employee’s qualified earnings. For the twelve months ended December 31, 2006 and 2005, Rambus made matching contributions totaling $1,117,000 and $260,000, respectively.

11. Income Taxes

The provision for (benefit from) income taxes is comprised of:

	Twelve Months Ended December 31,
(in thousands)	2006	2005	2004
		As restated (1)	As restated (1)
Federal:
Current	$(858)	$8,849	$5,095
Deferred	(9,338)	(1,918)	(5,426)
State:
Current	(218)	1,922	2,925
Deferred	(1,904)	(258)	(1,057)
Foreign:
Current	429	1,226	5,244

	$(11,889)	$9,821	$6,781

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are:

	Twelve Months Ended December 31,
	2006	2005	2004
		As restated (1)	As restated (1)
Provision (benefit) at U.S. federal statutory rate	(35.0)%	35.0%	35.0%
Provision (benefit) at state statutory rate	(5.5)%	5.7%	9.9%
R&D credit	(8.8)%	(2.6)%	(10.3)%
Foreign tax credit	—%	—%	(14.0)%
Executive compensation	6.3%	(17.7)%	1.7%
Non-deductible stock compensation	(3.6)%	3.0%	1.4%
Other	0.3%	1.9%	(0.4)%

	(46.3)%	25.3%	23.3%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

While the Company does not expect any impact to the effective tax rate for U.S. non-qualified stock option or restricted stock expense due to the adoption of SFAS 123(R), the effective tax rate may be negatively impacted by foreign stock option expense and stock option expense related to executive officers that may not be deductible. Also, SFAS 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options and ESPPs be recorded in the period of disqualifying disposition. This could result in significant fluctuations in the effective tax rate between accounting periods.

The components of the net deferred tax assets are as follows:

	December 31,
(in thousands)	2006	2005
		As restated (1)
Deferred tax assets:
Deferred revenue	$845	$1,315
Depreciation and amortization	22,908	26,781
Other liabilities and reserves	11,714	4,288
Employee stock-based compensation	694	894
Deferred equity compensation	33,669	37,031
Net operating loss carryover	15,792	10,071
Tax credits	23,959	21,520

Total deferred tax assets	$109,581	$101,900

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Management periodically evaluates the realizability of the deferred tax assets based on all available evidence, both positive and negative. Future taxable income and other factors determine how much benefit Rambus ultimately realizes from deferred tax assets. If the Company’s estimate of future taxable income or the overall expected realizability of the deferred tax assets changes, a valuation allowance may have to be recorded which could materially impact Rambus’ financial position and results of operation.

As of December 31, 2006, Rambus has federal and state net operating loss carryforwards for income tax purposes of $103.8 million and $91.7 million, respectively, which expire from 2014 through 2026. As of December 31, 2006, Rambus has federal and state research and development tax credit carryforwards for income tax purposes of $13.5 million and $6.4 million, respectively. The federal research and development tax credit carryforwards expire from 2012 through 2026 and the state tax credit can be carried forward indefinitely.

Pursuant to Footnote 82 of SFAS No. 123(R), tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. On a prospective basis, Rambus no longer includes net operating losses attributable to stock option windfall deductions as components of its gross deferred tax assets. Therefore, its unrealized federal and state net operating losses excluded for the year ended December 31, 2006 are $62.9 million and $65.2 million, respectively. The benefit of these net operating losses will be recorded to equity when they reduce cash taxes payable.

At December 31, 2006, no deferred taxes have been provided for any portion of the approximately $1.1 million of undistributed earnings of the Company’s international subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. The Company’s operations in India currently operate under a tax holiday, which will expire in 2009.

For U.S. federal tax purposes, the Company is generally no longer subject to tax examinations for years prior to March 31, 1998. For California tax purposes, the Company is generally no longer subject to tax examinations for years prior to March 31, 1999.

In the event of a change in ownership, as defined under federal and state tax laws, Rambus’ net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

12. Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with, Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. The impact of the CSEs (See Note 9, “Stockholders’ Equity).” has been excluded from all periods because the CSEs are not expected to vest. No potential dilutive common shares were included in the computation of any diluted per share amount when a net loss was reported.

The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Months Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
		As restated (1)	As restated (1)
Numerator:
Net income (loss)	$(13,816)	$28,940	$22,361

Denominator:
Weighted average shares used to compute basic EPS	103,048	99,876	101,931
Dilutive potential shares from stock options, ESPP and restricted stock units	—	3,654	6,616

Weighted average shares used to compute diluted EPS	103,048	103,530	108,547

Net income (loss) per share:
Basic	$(0.13)	$0.29	$0.22
Diluted	$(0.13)	$0.28	$0.21

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

For the twelve months ended December 31, 2006 and 2005, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during this period. For the twelve months ended December 31, 2006, 2005 and 2004, options to purchase approximately 8.2 million, 14.9 million and 7.3 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation costs. For the year ended December 31, 2006, an additional 5.5 million shares that would be dilutive were excluded from the calculation of weighted average dilutive shares because there is a net loss for the period.

13. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Four customers accounted for 18%, 13%, 12% and 10%, respectively, of revenues in the year ending December 31, 2006. Four customers accounted for 26%, 17%, 11% and 10%, respectively, of revenues in the twelve months ended December 31, 2005. Three customers accounted for 28%, 15% and 13%, respectively, of revenues in the twelve months ended December 31, 2004. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenues from customers in the following geographic regions were recognized:

	Twelve Months Ended December 31,
(in thousands)	2006	2005	2004
Japan	$119,884	$96,465	$85,382
North America	49,186	46,098	45,351
Taiwan	975	220	80
Korea	1,156	8,440	13,807
Europe	24,123	5,975	254

	$195,324	$157,198	$144,874

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. At December 31, 2006, approximately $22.0 million of long-lived assets are located in the United States and approximately $3.2 million are located in India.

14. Acquisition

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

The purchased intangible assets are being amortized over useful lives of three to five years using the straight-line method. The useful life of existing technology was based on management estimates and the estimated length of economic benefit derived from the technology. The useful life of the non-competition agreement was based on the contractual term of the agreement. The useful life of customer contracts and related relationships was based on estimated customer attrition and technology obsolescence. Amortization expense was $0.9 million and $0.6 million in the twelve months ended December 31, 2006 and 2005, respectively. Rambus estimates that it will expense approximately $0.9 million in each of the twelve months ending December 31, 2007 and 2008, $0.4 million in the twelve months ending December 31, 2009 and $0.1 million in the twelve months ending December 31, 2010.

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA products. Effective April 11, 2006, Rambus and GDA entered into an amendment to the original agreement that extended the earn-out period from one year from the initial closing date to March 31, 2007. The amendment also reduced the maximum earn-out amount from $5.0 million to $3.8 million. Using guidance provided by SFAS 141, Rambus concluded that the earn-out payment is a contingent payment and that the existence of a liability was not determinable as of December 31, 2006. Accordingly, Rambus has not recorded a liability for any earn-out payment as of December 31, 2006. In March 2007, the Company was notified, and later confirmed, that cash collections from the sale or license of these products had exceeded the minimum amount as defined in the purchase agreement and that additional payments were due GDA. As a result, Rambus recorded a liability for the earn-out payment and an increase to goodwill of approximately $1.1 million in the first quarter of fiscal 2007.

The purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:
Existing technology	$2,700
Non-competition agreement	100
Customer contracts and relationships	900
Goodwill	2,734

Total purchase price	$6,434

15. Acquisition of Intellectual Property

Cadence Design Systems

In July 2004, Rambus acquired certain serial link intellectual property from Cadence for $11.0 million in cash, to be incorporated into Rambus’ serial link product line of serial link cells. In addition, if Cadence achieves certain milestones by a pre-determined time, Rambus has the option, but not the obligation, to purchase additional serial link intellectual property from Cadence for $5.0 million in cash, which intellectual property would also be incorporated into Rambus’ serial link product line of serial link cells. Rambus did acquire additional serial link intellectual property from Cadence for an initial price of $2.5 million in December 2005 and for $0.3 million in May 2006 under the agreement. Cadence Engineering Services will gain access to Rambus’ portfolio of serial link cells to deliver customized design solutions as needed. Cadence will be the exclusive EDA industry reseller of Rambus’ foundry serial link cells and will exclusively sell only Rambus foundry serial link cells off-the-shelf. The technology is valuable for currently available products and continues to be the basis for products under development.

As a result of the acquisition, Rambus recorded $11.1 million of purchased intangible assets, including transaction costs, in 2004, $2.5 million of purchased intangible assets in 2005 and $0.3 million of purchased intangible assets in 2006. These assets are being amortized over their useful lives of four to seven years. Amortization expense of these purchased intangible assets was $3.0 million, $2.4 million and $1.2 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively, Rambus estimates that it will expense approximately $3.1 million in the twelve months ending December 31, 2007, $2.2 million in the twelve months ending December 31, 2008, $1.2 million in the twelve months ending December 31, 2009, $0.5 million in the twelve months ending December 31, 2010 and $0.3 million in the twelve months ending December 31, 2011.

The components of purchased intangibles assets are as follows (in thousands):

Serial Link Cells	$10,084
Patents	3,800

Purchased intangible assets:	$13,884

The net book value of the Cadence related purchased intangible assets at December 31, 2006 was $7.3 million.

Velio Communications, Inc.

In December 2003, Rambus completed the acquisition of certain high speed signaling assets from Velio for $13.0 million in cash. As a result of this acquisition, Rambus recorded purchased intangible assets of $13.2 million, including transaction costs. The acquired intangible assets include the acquisition of certain Velio high speed signaling assets, the related Velio patent portfolio and the existing Velio licensing business. Rambus integrated these assets into its serial link product line. The technology is valuable for currently available products and continues to be the basis for products under development under an existing contract with one important customer. These assets are being amortized over their useful lives of ten years. Amortization expense of purchased intangible assets was $1.3 million in each of the twelve months ended December 31, 2006, 2005 and 2004. There were no contingent payments required as part of this acquisition. Rambus estimates that it will expense a total of approximately $1.3 million, ratably, for each of the twelve months ending December 31, 2007 through 2013.

The components of purchased intangible assets are as follows (in thousands):

Contractual relationships	$7,100
Patents	6,114

Purchased intangible assets	$13,214

The net book value of the Velio related purchased intangible assets at December 31, 2006 was $9.3 million.

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

16. Convertible Notes

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

The convertible notes are carried at fair value at December 31, 2006 and 2005 due to the cash settlement feature. The convertible notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the convertible notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

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

At the time of the issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets which was subsequently reduced to $4.2 million related to the repurchases of Rambus’ outstanding convertible notes in 2005. For the fiscal years ended December 31, 2006 and 2005, Rambus recorded amortization expense of $3.2 million and $1.1 million, respectively. The 2006 expense includes the impact of the acceleration of the convertible notes as discussed below.

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

As of December 31, 2006, the Company has reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. In addition, related issuance costs of approximately $3.2 million have been expensed in 2006, including approximately $2.4 million which was recorded in the quarter ending December 31, 2006. Rambus is evaluating its options with respect to the convertible notes as a result of the receipt of the notice of acceleration and believes that it has adequate financial resources to pay any unpaid principal and any accrued or default interest due on the convertible notes.

17. Litigation and Asserted Claims

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

On August 24, 2007, the final written report setting forth the findings of the Special Litigation Committee was filed with the California court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and cash equivalents as well as substantial additional value to the Company relating to the relinquishment of claims to over 2.7 million stock options. The SLC intends to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the California court. At a case management conference on September 7, 2007, Rambus informed the California court that it intended to file a motion to terminate in accordance with the SLC’s recommendations. Rambus’ motion is due by October 5, 2007. Plaintiffs stated their intention to oppose Rambus’ motion and to file a motion for leave to amend their complaint. The California court scheduled a hearing on both motions for January 18, 2008.

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

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members. and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). On April 25, 2007, the plaintiffs filed an amended complaint adding Wilson Sonsini Goodrich & Rosati, P.C., as a defendant. The plaintiffs filed second and third amended complaints without leave of court on May 8 and 14, 2007, respectively. On May 14, 2007 this case was related to the class action, In re Rambus Inc. Securities Litigation, C-06-4346-JF. Rambus and the other named defendants filed or joined various motions to dismiss the third amended complaint on June 4 and 5, 2007. On May 8, 2007, a substantially identical pro se lawsuit was filed in the Northern District of California by another purported Rambus shareholder against the same parties. These two pro se lawsuits each allege violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. The two lawsuits were consolidated into a single action by court order dated June 25, 2007. Rambus’ pending motion to dismiss was taken off calendar, and plaintiffs filed a consolidated amended complaint on July 25, 2007. Rambus and other defendants filed motions to dismiss on August 10, 2007. At a hearing on these motions held on September 7, 2007, the California court stated the intention to dismiss the complaint with leave to amend, but no written order has been issued to date.

All of these cases relate to stock options issues. There can be no assurance that additional claims or actions arising out of or related to stock option issues will not be asserted against Rambus and its current or former executives and board members.

FTC Complaint

On June 19, 2002, the Federal Trade Commission, or FTC, filed a complaint against Rambus. The FTC alleged that through Rambus’ action and inaction at a standards setting organization called JEDEC, Rambus violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in-or that by acting with intent to monopolize it created a dangerous probability of monopolization in-synchronous DRAM technology markets. The FTC also alleged that Rambus’ action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC sought to enjoin Rambus’ right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards.

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

On April 27, 2007, the FTC issued an order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order. The FTC’s order and accompanying opinion on Rambus’ petition for reconsideration clarified the remedy order in certain respects. For example, a) the FTC explicitly stated that the remedy order does not require Rambus to make refunds or prohibit it from collecting royalties in excess of maximum allowable royalties that accrue up to the effective date of the remedy order (i.e., April 12, 2007); b) the remedy order was modified to specifically permit Rambus to seek damages in litigation up to three times the specified maximum allowable royalty rates on the ground of willful infringement and any allowable attorneys’ fees; and c) under the remedy order, licensees may pay Rambus a flat fee in lieu of running royalties, even if this resulted in payments above the FTC’s rate caps - in certain circumstances.

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

The first phase of the Hynix-Rambus trial-on unclean hands and spoliation-began on October 17, 2005 and concluded on November 1, 2005. On January 4, 2006, the California court issued its Findings of Fact and Conclusions of Law. Among other things, the court found that Rambus did not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents. Accordingly, the California court held that Hynix’s unclean hands defense failed. On February 23, 2006, the California court denied a motion filed by Hynix for a new trial and its request for an immediate appeal. On September 15, 2006, Hynix moved to certify for interlocutory appeal (1) the April 25, 2005, order denying Hynix’s motion to dismiss for unclean hands on the basis of collateral estoppel; and (2) the January 4, 2006, Findings of Fact and Conclusions of Law rejecting Hynix’s unclean hands defense. The California court denied Hynix’s motion on December 19, 2006.

The second phase of the Hynix-Rambus trial-on patent infringement, validity and damages-began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues, and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims were invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the California court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. The jury further found that Rambus suffered approximately $31 million in damages as a result of infringement by Hynix’s SDR SDRAM products and approximately $276 million in damages as a result of infringement by Hynix’s DDR SDRAM products.

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

U.S. District Court in Delaware: Case No. 06-269----

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

General Litigation Matters

The Company is a party from time to time to lawsuits. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. For the year ended December 31, 2006, the Company has accrued a total of $20.4 million as its best estimate of settlements and/or judgments in the cases noted above when such outcome is deemed by the Company as probable, as that term is defined in SFAS 5, including the $18.0 million to settle the shareholder class action lawsuit related to the stock option investigation.

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

18. Subsequent Events

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

Because virtually all holders of options for which the measurement dates and grant prices were adjusted in connection with the restatement (see Note 3, “Restatement of Consolidated Financial Statements”), were not involved in the original stock option granting process, the Company decided to compensate substantially all current and former non-executive employees for the 409A penalty taxes (grossed up for taxes on the compensation) imposed on them in 2006 for revised options that were exercised in 2006. Because the decision to assume the liability was not made by management and the Board of Directors until March 2007 the Company will record approximately $6.8 million of compensation expense in the first quarter of 2007. The Company has also notified all employees that it will not provide a similar benefit for 2007 and forward penalties that may be assessed by the IRS or the states.

In February 2007, the Compensation Committee approved the granting of 100,000 restricted stock units to Satish Rishi, the Company’s Chief Financial Officer. The restricted stock units will be granted as soon as practicable after the Company becomes current with its SEC filings and registers its 2006 Equity Incentive Plan under which these units would be granted.

In June 2007, an appellate court in Germany notified the Company that it had denied the Company’s appeal to reduce the amount owed for court costs related to Rambus’ European patent case with Infineon. The Company recorded its best estimate of the liability from this case in September 2006. Because the amount was subsequently adjusted and the financial statements had not yet been issued, the Company increased its accrual for these court costs for the year ended December 31, 2006 in connection with the appellate court’s ruling. (See Note 17, “Litigation and Asserted Claims” for more information).

In the third quarter of 2007, the Company reached a preliminary agreement in principle with the lead plaintiffs in the class action litigation related to the stock option investigation (see Note 17, “Litigation and Asserted Claims”). Because the complaints giving rise to the settlement of this litigation were filed in the third quarter of 2006 and the financial statements for that period had not yet been issued, the potential settlement amount of $18.0 million is recorded in the third quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”). This amount is included in the Company’s statement of operations in the line item “Costs of restatement and related legal activities.”

On August 17, 2007, the Company was notified by the Nasdaq Listings Qualification Panel that it was given an extension until October 17, 2007 to become current on all of its delinquent SEC filings for fiscal periods in 2006 and 2007.

Supplementary Financial Data

RAMBUS INC.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

Quarterly Statements of Operations (As Previously Reported)

(Unaudited)

(in thousands, except for per share amounts)	Dec. 31, 2006 (3)	Sept. 30, 2006 (3)	June 30, 2006 (3)	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
				As previously reported (2)	As previously reported (2)	As previously reported (2)	As previously reported (2)	As previously reported (2)
Revenue:
Contract Revenues	$8,577	$4,422	$7,745	$5,564	$6,904	$7,983	$5,390	$6,600
Royalties	44,013	41,523	41,699	41,681	34,685	28,031	34,595	33,011

Total revenues	52,590	45,945	49,444	47,245	41,589	36,014	39,985	39,611

Costs and expenses:
Cost of contract revenues	7,382	6,121	9,521	6,765	4,742	4,455	4,965	5,603
Research and development	17,424	17,695	15,841	16,752	11,848	10,598	9,934	8,591
Marketing, general and administrative	22,692	24,114	32,883	24,192	17,687	17,033	19,482	20,498
Costs of restatement and related legal activities	5,746	23,796	1,894	—	—	—	—	—

Total costs and expenses (1)	53,244	71,726	60,139	47,709	34,277	32,086	34,381	34,692

Operating Income (loss)	(654)	(25,781)	(10,695)	(464)	7,312	3,928	5,604	4,919
Interest and other income, net (3)	2,344	4,472	4,076	3,445	8,084	21,202	3,414	2,129

Income (loss) before income taxes	1,690	(21,309)	(6,619)	2,981	15,396	25,130	9,018	7,048
Provision for (benefit from) income taxes	(379)	1,337	(12,728)	1,164	6,015	10,634	3,658	2,608

Net income (loss)	$2,069	$(22,646)	$6,109	$1,817	$9,381	$14,496	$5,360	$4,440

Net income (loss) per share - basic	$0.02	$(0.22)	$0.06	$0.02	$0.09	$0.15	$0.05	$0.04

Net income (loss) per share - diluted	$0.02	$(0.22)	$0.06	$0.02	$0.09	$0.14	$0.05	$0.04

Shares used in per share calculations - basic	103,806	103,792	103,414	101,142	99,688	99,944	99,596	100,280

Shares used in per share calculations - diluted	108,209	103,792	110,495	109,332	103,561	103,211	103,675	105,913

(1) Stock-based compensation included in -
Cost of contract revenues	$1,805	$1,844	$2,524	$1,351	$—	$—	$—	$—
Research and development	$3,460	$4,269	$3,003	$2,700	$—	$—	$—	$—
Marketing, general and administrative	$4,421	$4,366	$3,822	$4,324	$—	$268	$1,281	$1,140
(2)	Fiscal year 2006 amounts reflect the application SFAS 123(R) to account for stock-based compensation while the fiscal year 2005 amounts reflect the application of APB 25. Therefore, the results are not comparable.
(3)	Interest income and other income, net in the fourth quarter of 2006 includes $2.4 million related to the acceleration of the amortization of note issuance cost in connection with the notice of acceleration relating to the convertible notes (see Note 16, “Convertible Notes”).

RAMBUS INC.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

Quarterly Statements of Operations (Adjustments)

(Unaudited)

(in thousands, except for per share amounts)	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments
Revenue:
Contract Revenues	$—	$—	$—	$100	$—	$—	$—	$—
Royalties	—	—	—	—	—	—	—	—

Total revenues	—	—	—	100	—	—	—	—

Costs and expenses:
Cost of contract revenues	—	—	—	603	869	897	997	1,205
Research and development	—	—	—	1,265	2,171	2,132	1,994	1,847
Marketing, general and administrative	—	—	—	680	1,464	1,387	1,255	1,612
Costs of restatement and related legal activities	—	—	—	—	—	—	—	—

Total costs and expenses (1)	—	—	—	2,548	4,504	4,416	4,246	4,664

Operating income (loss)	—	—	—	(2,448)	(4,504)	(4,416)	(4,246)	(4,664)
Interest and other income, net	—	—	—	—	—	—	—	—

Income (loss) before income taxes	—	—	—	(2,448)	(4,504)	(4,416)	(4,246)	(4,664)
Provision for (benefit from) income taxes	—	—	—	(1,283)	(564)	(1,578)	(1,702)	(9,249)

Net income (loss)	$—	$—	$—	$(1,165)	$(3,940)	$(2,838)	$(2,544)	$4,585

Net income (loss) per share - basic	$—	$—	$—	$(0.01)	$(0.04)	$(0.03)	$(0.02)	$0.05

Net income (loss) per share - diluted	$—	$—	$—	$(0.01)	$(0.04)	$(0.03)	$(0.02)	$0.05

(1) Stock-based compensation included in -
Cost of contract revenues	$—	$—	$—	$631	$834	$860	$991	$1,212
Research and development	$—	$—	$—	$1,470	$2,156	$2,116	$1,953	$1,831
Marketing, general and administrative	$—	$—	$—	$533	$1,462	$1,487	$1,256	$1,613

RAMBUS INC.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

Quarterly Statements of Operations (As Restated)

(Unaudited)

(in thousands, except for per share amounts)	Dec. 31, 2006 (3)	Sept. 30, 2006 (3)	June 30, 2006 (3)	March 31, 2006 (3)	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
				As restated(2)	As restated(2)	As restated(2)	As restated(2)	As restated(2)
Revenue:
Contract Revenues	$8,577	$4,422	$7,745	$5,664	$6,904	$7,983	$5,390	$6,600
Royalties	44,013	41,523	41,699	41,681	34,685	28,031	34,595	33,011

Total revenues	52,590	45,945	49,444	47,345	41,589	36,014	39,985	39,611

Costs and expenses:
Cost of contract revenues	7,382	6,121	9,521	7,368	5,611	5,352	5,962	6,808
Research and development	17,424	17,695	15,841	18,017	14,019	12,730	11,928	10,438
Marketing, general and administrative	22,692	24,114	32,883	24,872	19,151	18,420	20,737	22,110
Costs of restatement and related legal activities	5,746	23,796	1,894	—	—	—	—	—

Total costs and expenses (1)	53,244	71,726	60,139	50,257	38,781	36,502	38,627	39,356

Operating income (loss)	(654)	(25,781)	(10,695)	(2,912)	2,808	(488)	1,358	255
Interest and other income, net (4)	2,344	4,472	4,076	3,445	8,084	21,202	3,414	2,129

Income (loss) before income taxes	1,690	(21,309)	(6,619)	533	10,892	20,714	4,772	2,384
Provision for (benefit from) income taxes	(379)	1,337	(12,728)	(119)	5,451	9,056	1,956	(6,641)

Net income (loss)	$2,069	$(22,646)	$6,109	$652	$5,441	$11,658	$2,816	$9,025

Net income (loss) per share - basic	$0.02	$(0.22)	$0.06	$0.01	$0.05	$0.12	$0.03	$0.09

Net income (loss) per share - diluted	$0.02	$(0.22)	$0.06	$0.01	$0.05	$0.11	$0.03	$0.09

Shares used in per share calculations - basic	103,806	103,792	103,414	101,142	99,688	99,944	99,596	100,280

Shares used in per share calculations - diluted	108,209	103,792	110,495	109,289	103,179	102,982	103,209	105,518

(1) Stock-based compensation included in -
Cost of contract revenues	$1,805	$1,844	$2,524	$1,982	$834	$860	$991	$1,212
Research and development	$3,460	$4,269	$3,003	$4,170	$2,156	$2,116	$1,953	$1,831
Marketing, general and administrative	$4,421	$4,366	$3,822	$4,857	$1,462	$1,755	$2,537	$2,753
(2)	See Note 3 “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(3)	Fiscal year 2006 amounts reflect the application SFAS 123(R) to account for stock-based compensation while the fiscal year 2005 amounts reflect the application of APB 25. Therefore, the results are not comparable.
(4)	Interest income and other income, net in the fourth quarter of 2006 includes $2.4 million related to the acceleration of the amortization of note issuance cost in connection with the notice of acceleration relating to our convertible notes (see Note 16, “Convertible Notes”).

RAMBUS INC.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA

Quarterly Balance Sheets (As Restated)

(Unaudited)

(in thousands, except per share amounts)	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
	As restated(1)	As restated(1)	As restated(1)	As restated(1)	As restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$98,223	$42,391	$56,144	$69,929	$208,021
Marketable securities	173,164	118,416	88,973	101,470	96,802
Accounts receivable	1,808	954	1,329	1,667	1,580
Unbilled receivables	—	—	—	—	2,016
Deferred and prepaid taxes	3,834	3,827	13,703	13,703	13,710
Prepaids and other current assets	6,469	4,419	5,413	5,686	4,149

Total current assets	283,498	170,007	165,562	192,455	326,278
Marketable securities, long term	119,264	194,583	242,906	299,325	155,360
Restricted cash	2,298	2,279	2,274	2,302	5,076
Deferred taxes, long term	98,710	98,544	93,234	101,265	102,137
Purchased intangible assets, net	22,351	23,650	22,294	23,437	20,844
Property and equipment, net	20,174	19,622	21,257	22,489	18,890
Goodwill	3,315	3,315	3,315	3,295	581
Other assets	4,166	3,953	4,895	7,449	7,837

Total assets	$553,776	$515,953	$555,737	$652,017	$637,003

LIABILITIES
Current liabilities:
Accounts payable	6,558	4,374	4,110	12,398	8,837
Accrued salaries and benefits	7,850	5,894	4,906	3,898	5,425
Accrued litigation expenses	6,307	4,633	5,721	4,116	5,309
Other accrued liabilities	3,744	4,538	4,462	4,232	2,170
Deferred revenue	1,369	973	4,963	8,035	13,447

Total current liabilities	25,828	20,412	24,162	32,679	35,188

Convertible notes	160,000	160,000	195,000	300,000	300,000
Deferred revenue, less current portion	7,884	8,317	7,905	6,630	5,314
Other long-term liabilities	2,826	3,757	4,173	4,124	2,053

Total liabilities	196,538	192,486	231,240	343,433	342,555

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:	—	—	—	—	—
Common Stock, $.001 par value	103	99	100	100	99
Additional paid in capital	511,784	478,519	483,579	483,675	478,970
Deferred stock-based compensation	—	(20,122)	(24,770)	(29,655)	(35,680)
Accumulated deficit	(152,928)	(133,382)	(132,850)	(144,508)	(147,324)
Accumulated other comprehensive loss	(1,721)	(1,647)	(1,562)	(1,028)	(1,617)

Total stockholders’ equity	357,238	323,467	324,497	308,584	294,448

Total liabilities and stockholders’ equity	$553,776	$515,953	$555,737	$652,017	$637,003

(1)	See Note 3 “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

See Exhibit Index immediately following the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.
Date: September 13, 2007
	By:	/s/ Satish Rishi
Satish Rishi
Sr. Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Satish Rishi as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HAROLD HUGHES	Chief Executive Officer, President and Director (Principal Executive Officer)	September 13, 2007
Harold Hughes

/S/ SATISH RISHI	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2007
Satish Rishi

/S/ KEVIN KENNEDY Kevin Kennedy	Chairman of the Board of Directors	September 13, 2007

/S/ J. THOMAS BENTLEY J. Thomas Bentley	Director	September 13, 2007

/S/ SUNLIN CHOU Sunlin Chou	Director	September 13, 2007

/S/ BRUCE DUNLEVIE Bruce Dunlevie	Director	September 13, 2007

/S/ P. MICHAEL FARMWALD P. Michael Farmwald	Director	September 13, 2007

/S/ PENELOPE HERSCHER Penelope Herscher	Director	September 13, 2007

/S/ MARK HOROWITZ Mark Horowitz	Director	September 13, 2007

/S/ DAVID SHRIGLEY David Shrigley	Director	September 13, 2007

/S/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	September 13, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3(3)	Amended and Restated Bylaws of Registrant dated November 21, 2002.

3.4(4)	Amendment No. 1 to Amended and Restated Bylaws of Registrant dated March 28, 2003.

3.5(5)	Amendment No. 2 to Amended and Restated Bylaws of Registrant dated June 7, 2007.

4.1(6)	Form of Registrant’s Common Stock Certificate.

4.2(6)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.

4.3.1(7)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank.

4.3.2(8)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.

4.4(9)	Indenture, between the Registrant and U.S. Bank National Association, dated February 1, 2005 (including the form of Zero Coupon Convertible Senior Note due February 1, 2010 therein).

4.5(9)	Registration Rights Agreement, among the Registrant, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., dated February 1, 2005.

10.1(6)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2*	1990 Stock Plan (as amended and restated as of April 4, 2007) and related form of agreement.

10.3*	1997 Stock Plan (as amended and restated as of April 4, 2007).

10.4*	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 4, 2007) and related form of agreement.

10.5(10)*	2006 Equity Incentive Plan.

10.6(19)*	2006 Employee Stock Purchase Plan (as amended and restated as of February 21, 2007).

10.7(11)(12)*	Amended and Restated John Danforth Employment Agreement, dated February 1, 2006, between Registrant and John Danforth.

10.8(13)*	Offer Letter of Satish Rishi, dated April 7, 2006, between the Registrant and Satish Rishi.

10.9*	Offer Letter of Thomas R. Lavelle, dated October 30, 2006, between the Registrant and Thomas R. Lavelle.

10.10*	Offer Letter of Dr. Martin Scott, dated December 7, 2006, between the Registrant and Dr. Martin Scott.

10.10(6)(11)	Semiconductor Technology License Agreement, dated as of November 15, 1996, between Registrant and Intel Corporation.

10.11(14)	Amendment No. 1 to Semiconductor Technology License Agreement, dated as of July 10, 1998, between Registrant and Intel Corporation.

10.12(11)(15)	Patent License Agreement, dated as of September 14, 2001, by and between the Registrant and Intel Corporation.

Exhibit Number	Description of Document
10.13(4)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

10.14(4)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.

10.15(4)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant and Toshiba Corporation.

10.16(6)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/ Latham.

10.17(16)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos—El Camino Associates, LLC.

10.18(17)	Office Sublease, dated as of May 8, 2000, between Registrant and Muse Prime Software, Inc.

10.19(18)	Amendment to Sublease, dated as of March 25, 2002, between Registrant and Muse Prime Software, Inc.

21.1	Subsidiaries of Registrant.

24	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Selected Quarterly Financial Data.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.
(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.
(3)	Incorporated by reference to the Form 10-K filed on November 26, 2002.
(4)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.
(5)	Incorporated by reference to the Form 8-K filed on June 12, 2007.
(6)	Incorporated by reference to Registration Statement No. 333-22885.
(7)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.
(8)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.
(9)	Incorporated by reference to the Form S-3 filed on April 29, 2005.
(10)	Incorporated by reference to the Form 8-K filed on May 16, 2006.
(11)	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
(12)	Incorporated by reference to the Form 10-K filed on February 21, 2006.
(13)	Incorporated by reference to the Form 10-Q filed on May 9, 2006.

(14)	Incorporated by reference to the Form 10-K filed on December 9, 1998.
(15)	Incorporated by reference to the Form 10-K filed on December 4, 2001.
(16)	Incorporated by reference to the Form 10-K405 filed on December 23, 1999.
(17)	Incorporated by reference to the Form 10-Q filed on August 9, 2000.
(18)	Incorporated by reference to the Form 10-Q filed on April 30, 2002.
(19)	Incorporated by reference to the Form 10-Q for the period ended June 30, 2006 filed on September 14, 2007.