Form 10-Q
period 2007-03-31
RAMBUS INC
filed 2007-10-17
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 103,820,383 as of September 30, 2007.

RAMBUS INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Outcome and effect of current and potential future intellectual property litigation;

•	Resolution of the Federal Trade Commission and European Commission matters involving us;

•	Accounting, tax, regulatory, legal and other outcomes and effects of the stock option investigation;

•	Consequences of the derivative, class-action and other lawsuits related to the stock option investigation;

•	The actions of our Special Litigation Committee;

•	Actions of governmental authorities and other regulators, including Nasdaq, the SEC and the IRS;

•	Sources, amounts and concentration of revenue, including royalties;

•	Product development;

•	Improvements in technology;

•	Engineering, marketing and general and administration expenses;

•	Litigation expenses;

•	Success in the markets of our or our licensees’ products;

•	Terms of our licenses;

•	Success in renewing license agreements;

•	Pricing policies of our licensees;

•	Sources of competition;

•	Protection of intellectual property;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Indemnification and technical support obligations;

•	Likelihood of paying dividends;

•	Cash and cash equivalents position;

•	Lease commitments;

•	Ability to attract and retain qualified personnel;

•	Internal control environment;

•	Adoption of new accounting pronouncements;

•	Trading price of our Common Stock;

•	Continued listing of our Common Stock on The Nasdaq Global Select Market;

•	Operating results;

•	Realization of deferred tax assets;

•	Accounting estimates and procedures;

•	The level and terms of our outstanding debt;

•	Interest and other income, net;

•	Effective tax rates;

•	Amortization of intangible assets; and

•	Planned remediation of the material weakness in internal control over financial reporting.

You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors.” All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$56,776	$73,304
Marketable securities	382,271	351,055
Accounts receivable	976	846
Unbilled receivables	163	1,748
Deferred and prepaid taxes	11,388	11,388
Prepaids and other current assets	6,650	4,403

Total current assets	458,224	442,744

Marketable securities, long-term	5,997	11,982
Restricted cash	2,293	2,287
Deferred taxes, long-term	104,457	98,193
Intangible assets, net	17,377	18,697
Property and equipment, net	25,192	26,019
Goodwill	4,454	3,315
Other assets	3,306	1,380

Total assets	$621,300	$604,617

LIABILITIES
Current liabilities:
Accounts payable	$12,773	$10,429
Accrued salaries and benefits	14,940	12,788
Accrued litigation expenses	23,986	23,143
Other accrued liabilities	9,177	5,878
Convertible notes	160,000	160,000
Deferred revenue	6,596	6,003
Income taxes payable	454	197

Total current liabilities	227,926	218,438

Deferred revenue, less current portion	112	1,554
Long-term taxes payable	3,133	—
Other long-term liabilities	2,256	2,337

Total liabilities	233,427	222,329

Commitments and contingencies (see notes 13 and 14)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2007 and December 31, 2006	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 103,820,383 shares at March 31, 2007 and December 31, 2006	104	104
Additional paid-in capital	559,081	550,210
Accumulated deficit	(170,952)	(167,396)
Accumulated other comprehensive loss	(360)	(630)

Total stockholders’ equity	387,873	382,288

Total liabilities and stockholders’ equity	$621,300	$604,617

See Notes to Unaudited Condensed Consolidated Financial Statements.

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2007	2006
Revenue
Contract revenues	$6,404	$5,664
Royalties	43,746	41,681

Total revenues	50,150	47,345

Costs and expenses:
Cost of contract revenues*	6,215	7,368
Research and development*	23,430	18,017
Marketing, general and administrative*	24,965	24,872
Costs of restatement and related legal activities	7,009	—

Total costs and expenses	61,619	50,257

Operating loss	(11,469)	(2,912)
Interest and other income, net	5,194	3,445

Income (loss) before income taxes	(6,275)	533
Benefit from income taxes	(2,387)	(119)

Net income (loss)	$(3,888)	$652

Net income (loss) per share:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Weighted average shares used in per share calculation
Basic	103,820	101,142

Diluted	103,820	109,289

* Includes stock-based compensation:
Cost of contract revenues	$1,091	$1,982
Research and development	$3,383	$4,170
Marketing, general and administrative	$4,943	$4,857

See Notes to Unaudited Condensed Consolidated Financial Statements.

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,888)	$652
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	9,417	11,009
Depreciation	3,116	2,596
Amortization of intangible assets and note issuance costs	1,320	1,492
Tax shortfall from equity incentive plans	—	(42)
Change in operating assets and liabilities:
Accounts receivable and unbilled receivables	1,455	(854)
Prepaids, deferred taxes and other assets	(7,407)	(2,629)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	14,565	5,328
Increases in deferred revenue	5,554	5,627
Decreases in deferred revenue	(6,403)	(5,664)

Net cash provided by operating activities	17,729	17,515

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,289)	(3,148)
Cash paid for acquisition of business	—	(1,000)
Purchases of marketable securities	(152,033)	(4,000)
Maturities of marketable securities	127,050	24,494
Increase in restricted cash	(6)	(19)

Net cash provided by (used in) investing activities	(27,278)	16,327

Cash flows from financing activities:
Payments under installment arrangement	(7,001)	(400)
Net proceeds from issuance of Common Stock under equity incentive plans	—	43,342
Repurchase of Common Stock	—	(20,955)

Net cash provided by (used in) financing activities	(7,001)	21,987

Effect of exchange rates on cash and cash equivalents	22	3

Net increase in cash and cash equivalents	(16,528)	55,832
Cash and cash equivalents at beginning of period	73,304	42,391

Cash and cash equivalents at end of period	$56,776	$98,223

Non-cash investing activity:
Increase in goodwill due to earn-out on GDA acquisition	$1,139	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

RAMBUS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rambus Inc. (“Rambus” or the “Company”) and its wholly-owned subsidiaries, Rambus K.K., located in Tokyo, Japan, Rambus Deutschland GmbH, located in Pforzheim , Germany, Rambus, located in George Town, Grand Caymans, BWI, Rambus Chip Technologies (India) Private, Limited located in Bangalore, India and Rambus Korea, located in Seoul, Korea. All intercompany accounts and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are being accounted for using the cost method and are included in other assets.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary to state fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2006.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is effective for the Company in the fiscal year beginning January 1, 2008. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Rambus adopted the provisions of FIN 48 on January 1, 2007.

As a result of the adoption of FIN 48, the Company’s unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease of $0.3 million to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term taxes payable. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

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

Royalty Revenues

Rambus recognizes royalty revenues upon notification by its licensees and only if collectibility is assured. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, Rambus engages accounting firms other than its independent registered public accounting firm to perform, on Rambus’ behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. Rambus has two types of royalty revenues: (1) patent license royalties and (2) product license royalties.

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

Product licenses. Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that Rambus provides to its customers under product license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements upon notification from the licensee and only if collectibility is reasonably assured.

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

4. Comprehensive Income (Loss)

Rambus’ comprehensive income (loss) consists of its net income (loss) plus other comprehensive income (loss) consisting of foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of taxes.

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Net income (loss)	$(3,888)	$652
Other comprehensive income (loss):
Foreign currency translation adjustments	22	3
Unrealized gain (loss) on marketable securities, net of tax	248	(77)

Other comprehensive income (loss)	270	(74)

Total comprehensive income (loss)	$(3,618)	$578

5. Stock-Based Compensation

For the three months ended March 31, 2007 and 2006, the Company maintained stock plans covering a broad range of potential equity grants including stock options, restricted stock, performance stock and stock units. In addition, the Company sponsors an Employee Stock Participation Plan (“ESPP”), whereby eligible employees were entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 6, “Employee Stock Option Plans,” for more information on the Company’s plans.

Effective January 1, 2006, Rambus adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to Rambus employees and directors, including employee stock options, nonvested equity stock and equity stock units, and employee stock purchases related to all Rambus’ stock-based compensation plans. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of stock option forfeitures, and is recognized as expense over the employees’ expected requisite service period, using the straight-line method.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchase grants, and other equity grants under SFAS 123(R) for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(In thousands)	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$8,839	$9,914
Employee stock purchase plan	166	1,000
Nonvested equity stock and equity stock units	412	95

Total stock-based compensation expense	9,417	11,009

Tax effect on the stock-based compensation expense	3,648	3,970

Net effect of stock-based compensation expense on results of operations	$5,769	$7,039

Stock Options: During the three months ended March 31, 2007, Rambus granted 2,697,100 stock options with an estimated total grant-date fair value of $33.6 million. During the three months ended March 31, 2007, Rambus recorded stock-based compensation expense related to stock options of $8.8 million for all unvested options granted prior to and after the adoption of SFAS 123(R), including the modification charge for the extension of expiring options discussed below.

The effect of recording stock-based compensation for the quarter ended March 31, 2007 includes a charge resulting from the Company’s modifying the terms of 17 grants during the quarter by offering an extension of time to exercise. An additional charge was taken during the quarter to extend the time of the extension of the 59 grants previously extended in 2006. Because the Company suspended all stock option exercises as of July 19, 2006 in connection with the stock option investigation, substantially all of the Company’s employees and directors whose options were expiring and terminating employees whose remaining time to exercise vested options would have expired were given extensions of time to exercise those options during the period that their options approached expiration. The total modification charge of $2.0 million during the quarter is included in the above table under the caption “Employee stock options.”

There were no option exercises in the first quarter of 2007. Total intrinsic value of options exercised was $78.8 million for the three months ended March 31, 2006. Intrinsic value is the total value of exercised shares on the date of exercise less the cash received from the employees to exercise the options.

The total cash received from employees as a result of employee stock option exercises was $43.3 million for the three months ended March 31, 2006.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2007 and 2006 calculated in accordance with SFAS 123 (R). The Company does not expect to be able to use any tax benefit from stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units to reduce its taxes for the year 2007.

Employee Stock Purchase Plan (“ESPP”): Compensation expense in connection with the 1997 Purchase Plan for the three months ended March 31, 2006 includes a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the plan, if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the three months ended March 31, 2006, the Company recorded $0.2 million in modification charges related to the ESPP which is included in the table above under the caption “Employee Stock Purchase Plan.”

As of July 19, 2006, the ESPP plan was suspended in connection with the stock option investigation. No further purchases will be made under this plan until the Company is current with its SEC filings.

Valuation Assumptions

Rambus estimates the fair value of stock options using the Black-Scholes-Merton model (“BSM”). This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The BSM model determines the fair value of stock-based compensation and is affected by Rambus’ stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The BSM option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, if actual results differ significantly from these estimates, stock-based compensation expense and Rambus’ results of operations could be materially impacted.

The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

	Three Months Ended March 31,
	2007	2006
Stock Option Plans
Expected stock price volatility	62% - 69%	61%
Risk-free interest rate	4.51% - 4.84%	4.40%
Expected term (in years)	6.2	6.6
Weighted-average fair value of stock options granted	$12.45	$15.88

No grants were made under the employee stock purchase plan during the quarters ended March 31, 2007 and 2006.

Expected stock price volatility: Effective January 1, 2006, Rambus evaluated the assumptions used to estimate volatility and determined that under SAB 107, given the volume of market activity in its market traded options greater than one year, it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility. If there is not sufficient volume in its market traded options for any period, the Company will use an equally weighted blend of historical and implied volatility.

Risk-free interest rate: Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of Rambus’ stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus used the nearest rate from the available maturities.

Expected term: The expected term of options granted represents the period of time that options granted are expected to be outstanding. Prior to the adoption of SFAS 123(R), the Company used only historical data to estimate option exercise and employee termination within the model. For the three months ended March 31, 2007 and 2006, the average expected life was determined using a Monte Carlo simulation model.

Tax effects of stock-based compensation

Rambus will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, Rambus has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the statement of operations as part of the tax effect of stock-based compensation.

For stock-based compensation expense recognized during the three months ended March 31, 2007, Rambus has recognized the tax effects of stock-based compensation under the “long method” in accordance with FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” On January 1, 2006, Rambus adopted the “long method” in accordance with FAS 123(R)-3 to calculate the excess tax credit pool. The long method requires a detailed calculation of the January 1, 2006 balance of the portion of the excess/shortfall tax benefit credits recorded in the additional paid-in capital account. The tax effect on stock-based compensation is calculated as the stock-based compensation that the Company believes is deductible, multiplied by the applicable statutory tax rate.

6. Employee Stock Option Plans

Stock Option Plans

The Company has three stock option plans under which grants are currently outstanding: the 1997 Stock Option Plan (the “1997 Plan”), the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). Grants under all plans typically have a requisite service period of 60 months, have straight-line or graded vesting schedules (the 1997 and 1999 plans only) and expire not more than ten years from date of grant. Effective with stockholder approval of the 2006 Plan in May 2006, no further awards will be made under the 1997 Plan and the 1999 Plan but the plans will continue to govern awards previously granted under those plans.

The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1.

As of March 31, 2007, 5,209,510 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2006	7,866,200

Stock options granted	(2,697,100)
Stock options forfeited	480,136
Stock options expired under former plans	(439,726)

Total available for grant as of March 31, 2007	5,209,510

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the three months ended March 31, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2007.

	Options Outstanding
(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	18,672,877	$18.32
Options granted	2,697,100	18.77
Options exercised	—	—
Options forfeited	(480,136)	19.14

Outstanding as of March 31, 2007	20,889,841	$18.43	6.35	$128,647

Vested or expected to vest at March 31, 2007	18,560,683	$18.85	6.25	$111,286

Options exercisable at March 31, 2007	10,379,780	$18.04	4.65	$84,847

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at March 31, 2007, based on the $21.25 closing stock price of Rambus’ Common Stock on March 30, 2007 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2007 was 14,770,174 and 7,479,518, respectively.

The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25 - $ 4.86	3,797,877	4.06	$4.08	3,008,542	$4.40
5.93 - 13.75	2,371,194	4.73	11.00	1,840,753	10.84
13.91 - 15.23	2,521,988	7.53	14.81	758,689	14.64
15.26 - 16.84	2,345,738	5.58	15.97	1,445,672	15.83
16.98 - 18.44	1,022,127	7.54	17.56	421,462	17.77
18.69 - 18.69	2,228,050	9.84	18.69	—	—
18.90 - 24.15	2,102,539	8.66	22.06	410,679	22.45
24.66 - 32.84	2,282,128	7.03	26.98	660,935	27.83
35.00 - 66.69	2,147,200	4.53	44.51	1,762,048	45.11
75.69 - 83.00	71,000	3.46	77.98	71,000	77.98

$ 1.25 - $ 83.00	20,889,841	6.35	$18.43	10,379,780	$18.04

As of March 31, 2007, there was $95.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested as of March 31, 2007 was $191.7 million.

Employee Stock Purchase Plans

The Company has two employee stock purchase plans, the 1997 Employee Stock Purchase Plan, (the “1997 Purchase Plan”) and the 2006 Employee Stock Purchase Plan, (the “2006 Purchase Plan”). The 1997 Purchase Plan provided for offerings of four consecutive overlapping six month offering periods. Under the 1997 Purchase plan, employees were able to purchase stock at the lower of 85% of the fair market value on the first day of the 24 month offering period (the enrollment date), or the purchase date (the exercise date). Employees generally were not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period. This plan was suspended effective July 19, 2006 due to the stock options investigation. For all participants electing to stay in the plan, contributions made through that date are being held and will be applied towards the first purchase date subsequent to the reinstatement of the plan. It is the Company’s intention to reinstate this plan as soon as practicable after it is current on its filings with the Securities and Exchange Commission. No further offerings will be made under this plan and the plan will terminate effective with the October 31, 2007 purchase date in accordance with its governing documents.

Due to the fact that the 1997 Purchase Plan was suspended effective July 19, 2006, no purchases were made subsequent to the most recent purchase date of April 30, 2006. Under the 1997 Purchase Plan, the Company did not issue any shares of Common Stock in the three months ended March 31, 2007 or 2006. As of March 31, 2007, there were 1,391,180 shares available for issuance under the 1997 Plan. The majority of these shares are not expected to be issued. Any shares not used in the October 31, 2007 purchase will expire according to the plan’s terms.

The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the exercise date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date. There have been no offerings under this plan and as such there has been no shares issued under this plan. As of March 31, 2007, there were 1,600,000 shares available for issuance under this Plan. The first offering under this plan will be made as soon as practicable after the Company has become current with its SEC filings and the underlying shares have been registered with the SEC.

As of March 31, 2007, there was $0.4 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP Plans. That cost is expected to be recognized over seven months.

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

Contingent Unvested Options

As of December 31, 2006, there were 721,846 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM 850E chipsets. Intel has since phased out the 850E chipset and as a result the unvested options will never vest. The impact of the unvested options has been excluded from the calculation of net income per share.

During the three months ended March 31, 2007, 61,248 contingent unvested options were forfeited. The forfeitures of the contingent unvested options are included in the forfeitures in the table summarizing stock option activity in Note 6, “Employee Stock Option Plans.”

As of March 31, 2007, there were 660,598 contingent unvested options. As per above, none are expected to vest.

Nonvested Equity Stock and Stock Units

On February 1, 2006, Rambus entered into an amended and restated employment agreement with its then Senior Vice President and General Counsel, John Danforth. Pursuant to the terms of the Agreement, Mr. Danforth was granted 36,603 and 26,780 nonvested equity stock units on February 1, 2006 and May 2, 2006, respectively.

The nonvested equity stock units were valued at fair market value at the date of grant, assuming no shares would be forfeited, giving each a valuation of $1.0 million which will be attributed to expense over the 21 and 18 month vesting periods beginning February 1, 2006 and May 2, 2006, respectively. For the three months ended March 31, 2007 and 2006, Rambus recorded stock-based compensation expense of approximately $0.3 million and $0.1 million, respectively. Unrecognized stock-based compensation cost related to these grants was $0.7 million at March 31, 2007.

On April 11, 2006, Rambus granted its Chief Financial Officer, Satish Rishi, 40,000 shares of nonvested equity stock at an exercise price of $.001 per share. These shares are not transferable until vested and any unvested shares are subject to repurchase upon termination. The nonvested equity stock grant was valued at fair market value at the date of grant, assuming no shares would be forfeited, giving it a valuation of $1.6 million which will be attributed to expense over the 4 year vesting period beginning April 11, 2006. For the three months ended March 31, 2007, Rambus recorded stock-based compensation expense of approximately $0.1 million related to this grant. Unrecognized stock-based compensation cost related to this grant was $1.2 million at March 31, 2007.

The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2007:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2006	73,770	$36.14
Granted	—	—
Vested	(9,692)	31.93
Forfeited	—	—

Nonvested at March 31, 2007	64,078	$36.78

Share Repurchase Program

In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. As of March 31, 2007, Rambus had repurchased a cumulative total of 13.2 million shares of its Common Stock at an average price per share of $13.95 since the commencement of this program. As of March 31, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the recently completed stock option investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. Therefore, there were no repurchases during the three months ended March 31, 2007. The Company will not repurchase additional shares until after it is current with its SEC filings.

Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

8. Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2007	2006
Numerator:
Net income (loss)	$(3,888)	$652

Denominator:
Weighted average shares used to compute basic EPS	103,820	101,142
Dilutive potential shares from stock options, ESPP, restricted stock and restricted stock units	—	8,147

Weighted average shares used to compute diluted EPS	103,820	109,289

Earnings per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

For the three months ended March 31, 2007, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible debt were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during the period. For the three months ended March 31, 2007 and 2006, options to purchase approximately 11.2 and 6.0 million shares, respectively, were excluded from the calculation because they were antidilutive after considering proceeds from exercise, taxes, and related unamortized compensation. For the three months ended March 31, 2007, an additional 3.6 million shares that would be dilutive have been excluded from weighted diluted EPS because there is a net loss for the period.

9. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment: the design, development and licensing of chip interface technologies and architectures. Three customers accounted for 26%, 14% and 13%, respectively, of revenues in the three months ended March 31, 2007. Five customers accounted for 21%, 12%, 12%, 11% and 10%, respectively, of revenues in the three months ended March 31, 2006. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenues from customers in the following geographic regions were recognized as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Japan	$36,181	$23,818
North America	6,340	17,275
Taiwan	100	150
Korea	424	175
Europe	7,105	5,927

	$50,150	$47,345

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. At March 31, 2007, of the $25.2 million of total long-lived assets, approximately $20.2 million are located in the United States and $4.2 million are located in India.

10. Acquisition

On April 15, 2005, Rambus completed the acquisition of a portion of GDA Technologies (“GDA”) including certain proprietary digital core designs for a preliminary total of $6.4 million in cash, including transaction costs. Rambus did not have a pre-existing relationship with GDA before the acquisition. Under the terms of the purchase agreement, Rambus paid a total of $5.3 million in cash to GDA at the initial closing. Rambus was contractually obligated to pay out an additional $1.0 million in conjunction with its acquisition of intellectual property from GDA, and paid this amount in the quarter ended March 31, 2006. In addition, Rambus paid $0.2 million for legal fees incurred in connection with this transaction. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”). As a result of the acquisition, Rambus recorded $3.7 million of purchased intangible assets and $2.7 million of goodwill.

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA products. Effective April 11, 2006, Rambus and GDA entered into an amendment to the original agreement that extended the earn-out period from one year from the initial closing date to March 31, 2007. The amendment also reduced the maximum earn-out amount from $5.0 million to $3.8 million. In March 2007, the Company was notified, and later confirmed, that cash collections from the sale or license of these products had exceeded the minimum amount as defined in the purchase agreement and that additional payments were due GDA. As a result, Rambus recorded a liability for the earn-out payment and an increase to goodwill of approximately $1.1 million in the first quarter of fiscal 2007. Total goodwill related to this acquisition is $3.9 million. See Note 11 “Amortizable Intangible Assets” for more information on the purchased intangible assets.

11. Amortizable Intangible Assets

The components of the Company’s intangible assets as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,911	$(3,492)	$6,419
Intellectual property	10,084	(5,863)	4,221
Customer contracts and contractual relationships	8,000	(2,676)	5,324
Existing technology	2,700	(1,322)	1,378
Non-competition agreement	100	(65)	35

	$30,795	$(13,418)	$17,377

	December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,911	$(3,202)	$6,709
Intellectual property	10,084	(5,232)	4,852
Customer contracts and contractual relationships	8,000	(2,454)	5,546
Existing technology	2,700	(1,153)	1,547
Non-competition agreement	100	(57)	43

	$30,795	$(12,098)	$18,697

Amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was $1.3 million and $1.3 million, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2007 was as follows (amounts in thousands):

Fiscal year ending December 31:	Amount
2007 (remaining 9 months)	$3,961
2008	4,346
2009	2,948
2010	1,916
2011	1,593
Thereafter	2,613

$17,377

12. Convertible Notes

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

The convertible notes are carried at par at March 31, 2007 and December 31, 2006 due to the cash settlement feature. The convertible notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the convertible notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

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

During 2005, Rambus repurchased $140.0 million face value of the outstanding convertible notes, for a price of approximately $113.0 million, leaving a net balance of $160.0 million at December 31, 2005. These repurchases were financed from Rambus’ investment portfolio. At the time of the issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets related to these repurchases, which was subsequently reduced to $4.2 million. Amortization of note issuance costs was $0.2 million for the three months ended March 31, 2006. There is no amortization of note issuance costs in 2007 due to the acceleration of the remaining amortization into the fourth quarter of 2006 in connection with the notice of acceleration relative to the convertible notes as discussed below.

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

On September 20, 2007, Rambus received a notice from the Trustee for the convertible notes, rescinding the acceleration of the convertible notes contained in the letter from the Trustee dated July 31, 2007 and waiving all existing Events of Default as defined in the Indenture. The notice indicated that the Trustee had received direction from holders holding a majority in aggregate principal amount of the convertible notes outstanding to waive all existing Events of Default and to rescind the acceleration of the convertible notes.

As of December 31, 2006, Rambus had reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. In addition, all remaining related issuance costs of approximately $2.4 million were accelerated into the quarter ended December 31, 2006, such that no unamortized note issuance costs remained outstanding as of December 31, 2006. As of March 31, 2007, the convertible notes are classified as current liabilities as the Company continued to be delinquent in its SEC filings.

13. Litigation and Asserted Claims

Stock option investigation related claims

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues. The investigation was completed in August 2007. As a result of this investigation, the Company restated its financial statements through March 31, 2006 and recorded additional stock-based compensation of $172.0 million through that date. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information.

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

On August 24, 2007, the final written report setting forth the findings of the Special Litigation Committee was filed with the California court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and cash equivalents as well as substantial additional value to the Company relating to the relinquishment of claims to over 2.7 million stock options. The SLC stated its intent to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the California court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. Plaintiffs have stated their intention to oppose Rambus’ motion and to file a motion for leave to amend their complaint. The California court scheduled a hearing on both motions for January 18, 2008.

On August 30, 2007, another shareholder derivative action was filed in the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP. On September 25, 2007, PricewaterhouseCoopers LLP filed a motion to transfer the action to the Northern District of California. Rambus joined the motion of PricewaterhouseCoopers LLP. Rambus believes that this action should be made part of In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), pursuant to the consolidation order dated August 9, 2006. A response to the complaint is due within twenty days after the motion to transfer is decided. Plaintiff may file an opposition to the transfer motion by October 23, 2007, and reply papers may be filed by October 30, 2007. No hearing has been scheduled for this motion.

On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against Rambus and certain current and former executives and board members. On September 26, 2006, these class action suits were consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.). On November 9, 2006, Ronald L. Schwarcz was appointed lead plaintiff. An amended consolidated complaint was filed on February 14, 2007, naming as defendants Rambus, certain of its current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of various federal securities laws. The complaint seeks damages in an unspecified amount as well as attorneys’ fees and costs. On April 2, 2007, Rambus and certain individual defendants filed a motion to dismiss the lawsuit. PricewaterhouseCoopers LLP filed a motion to dismiss on May 7, 2007. Per agreement of the parties, briefing on the motions to dismiss has been suspended, and a hearing on the motion to dismiss previously scheduled for June 22, 2007 was taken off the court’s calendar. No new date for the hearing has been set. Subject to approval by the California court, the parties have agreed in principle to settle this dispute. The settlement, which is subject to final documentation as well as review by the California court, provides for a payment by Rambus of $18.0 million and would lead to a dismissal with prejudice of all claims against all defendants in the class action litigation.

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). On April 25, 2007, the plaintiffs filed an amended complaint adding Wilson Sonsini Goodrich & Rosati, P.C., as a defendant. The plaintiffs filed second and third amended complaints without leave of court on May 8 and 14, 2007, respectively. On May 14, 2007 this case was related to the class action, In re Rambus Inc. Securities Litigation, C-06-4346-JF. Rambus and the other named defendants filed or joined various motions to dismiss the third amended complaint on June 4 and 5, 2007. On May 8, 2007, a substantially identical pro se lawsuit was filed in the Northern District of California by another purported Rambus shareholder against the same parties. These two pro se lawsuits each allege violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. The two lawsuits were consolidated into a single action by court order dated June 25, 2007. Rambus’ pending motion to dismiss was taken off calendar, and plaintiffs filed a consolidated amended complaint on July 25, 2007. Rambus and other defendants filed motions to dismiss on August 10, 2007. The California court heard oral argument on these motions on September 7, 2007. On October 15, 2007, the California court granted Rambus’ motion with leave to file an amended complaint within 30 days.

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

On April 27, 2007, the FTC issued an order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order. The FTC’s order and accompanying opinion on Rambus’ petition for reconsideration clarified the remedy order in certain respects. For example, a) the FTC explicitly stated that the remedy order does not require Rambus to make refunds or prohibit it from collecting royalties in excess of maximum allowable royalties that accrue up to the effective date of the remedy order (i.e., April 12, 2007); b) the remedy order was modified to specifically permit Rambus to seek damages in litigation up to three times the specified maximum allowable royalty rates on the ground of willful infringement and any allowable attorneys’ fees; and c) under the remedy order, licensees may pay Rambus a flat fee in lieu of running royalties, even if this resulted in payments above the FTC’s rate caps—in certain circumstances.

On May 3, 2007, Rambus filed a petition for review of the FTC’s order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order in the United States Court of Appeals for the District of Columbia. On June 27, 2007, this petition was consolidated with its earlier-filed petition appealing the FTC’s liability and remedy orders. Rambus filed its opening appellate brief on September 21, 2007. The Commission may file an opposition by November 21, 2007; any reply by Rambus is due by December 21, 2007. No hearing date has been set.

Infineon Litigation

On August 8, 2000, Rambus filed suit in the U.S. District Court for the Eastern District of Virginia (the “Virginia court”) against Infineon, and its North American subsidiary for infringement of two U.S. patents. In February 2005, the Virginia court held a four-day bench trial on Infineon’s unclean hands defense, which included allegations of litigation misconduct and spoliation of evidence. On March 1, 2005, the Virginia court orally stated that Infineon had proven that Rambus had unclean hands, that Rambus had spoliated evidence, and that dismissal of Rambus’ patent infringement case was the appropriate sanction. On March 21, 2005, before the Virginia court issued written findings of fact and conclusions of law, the parties reached a global settlement of all disputes between them, and dismissed with prejudice all outstanding lawsuits between the companies worldwide. Although the parties settled their dispute, in one patent infringement action in Germany, Infineon’s attorneys disputed the amount of court fees that Rambus is required to pay under German law following the European Patent Office’s dismissal of a Rambus European patent, EP 0 525 068 (the “‘068 patent”). On August 21, 2006, the Mannheim court issued decisions setting Rambus’ owed court costs at approximately 330,000 Euros, and applying a statutory multiple. Rambus appealed the issue of whether the statutory multiple is properly applied. On June 20, 2007, Rambus’ appeal was denied, resulting in an aggregate liability of 840,000 Euros. Payment of this amount in August 2007 has now finally resolved all liabilities arising out of the disputes between Rambus and Infineon worldwide.

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

In the latter half of 2006, the parties filed several motions relating to the impact, if any, of the FTC’s liability opinion on the third phase of the Hynix trial. On October 16, 2006, Hynix filed its brief seeking to give prima facie evidentiary effect to certain findings by the FTC in the third phase of the Hynix trial. Hynix also filed a motion in which it argued that the FTC had made findings entitling it to summary judgment on its state unfair competition claim and its equitable estoppel defense. On October 16, 2006, Rambus filed a motion for partial reconsideration of the California court’s August 22 order to the extent that it had suggested that any portion of the FTC’s opinion could be given evidentiary effect in the third phase of the trial. On December 1, 2006, Hynix filed a motion for new trial on patent damages based on the FTC’s liability opinion. The California court heard oral argument on all four of these motions on January 26, 2007. At the hearing, the California court indicated that it would deny Rambus’ motion for partial reconsideration. On August 15, 2007, the California court denied without prejudice Hynix’s motion for a new trial on patent damages based on the FTC’s liability opinion. On September 25, 2007, the California court denied Hynix’s motion for summary judgment. The California court has not yet issued an order on Hynix’s motion to give prima facie evidentiary effect to certain findings by the FTC.

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

On June 27, 2007, the California court granted Hynix’s request to file a brief regarding what effect, if any, the Supreme Court’s decision in KSR has on the patent verdict. Hynix filed its opening brief on July 6, 2007. Rambus filed an opposition brief on August 3, 2007. No decision has been issued to date.

European Patent Infringement Case

Beginning on September 4, 2000, Rambus filed suit against Hynix in multiple European jurisdictions for infringement of the ‘068 patent. Rambus later filed a further infringement action against Hynix in Mannheim, Germany on a second patent, EP 1 004 956 (the “‘956 patent”). Both patents were opposed by Hynix, Micron, and Infineon in the European Patent Office (EPO). The ‘068 patent was revoked by an Appeal Board in 2004, and the ‘956 patent was revoked in the first instance by an Opposition Board on January 13, 2005. The decision with respect to the ‘956 patent is being appealed.

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

On April 25, 2006, the Virginia court transferred Micron’s RICO and conspiracy case (described below as U.S District Court in Delaware: Case No. 06-269) to the District of Delaware. On May 8, 2006, Micron filed a motion to consolidate its RICO and conspiracy action into the Delaware unclean hands trial. Rambus filed an opposition to Micron’s motion to consolidate on May 22, 2006. During a hearing on June 14, 2006, Micron withdrew its motion to consolidate.

On June 29, 2006, Micron moved for leave to file a second amended complaint to add new factual allegations and a claim for unfair competition under California Business & Professions Code sections 17200 et seq., to be tried as part of the conduct phase. On July 13, 2007, the Delaware court granted Micron’s motion to amend. Micron filed a second amended complaint on September 5, 2007, and Rambus filed an answer to Micron’s new allegations on September 19, 2007.

On September 18, 2006, the Delaware court postponed the “unclean hands” trial previously scheduled for October 23, 2006, and later reset the trial date to May 2007 in view of Judge Kent A. Jordan’s nomination to the United States Court of Appeals for the Third Circuit. On December 15, 2006, this action was reassigned to the vacant judicial position left by the elevation of Judge Jordan to the Third Circuit, and the trial dates were subsequently vacated. On March 26, 2007, Rambus filed a renewed motion to transfer this case to the Northern District of California. On April 2, 2007, this case was reassigned to Judge Joseph J. Farnan. On June 14, 2007, the Delaware court denied Rambus’ motion to transfer. On July 16, 2007, this case was reassigned to Judge Sue L. Robinson. A bench trial on Micron’s “unclean hands” defense is scheduled to begin on November 8, 2007.

U.S. District Court in Delaware: Case No. 06-269

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

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed a motion to dismiss certain of Micron’s counterclaims. On June 19, 2007, the California court issued an order denying Rambus’ motion. On July 9, 2007, Rambus filed its reply to Micron’s amended counterclaims, as well as its own counterclaims asserting infringement by Micron’s DDR3 products. On July 30, 2007, Micron filed a motion to strike, or alternatively to stay, Rambus’ infringement counterclaims in reply. Rambus filed an opposition to Micron’s motion on September 25, 2007. A hearing on Micron’s motion is currently set for October 26, 2007.

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

As a result of the coordinated proceedings, the California court permitted supplemental briefing on issues relating to what effect, if any, the FTC opinion has on the claims to tried in the January 22, 2008 trial. On June 28, 2007, Micron, Nanya, and Samsung filed (1) a joint motion seeking to give prima facie evidentiary effect to certain findings by the FTC in the January 22, 2008 trial; and (2) a joint brief in support of Hynix’s motion for summary judgment in the Hynix 00-20905 action on Hynix’s state unfair competition claim and equitable estoppel defense based on findings made by the FTC. Rambus filed opposition briefs to these motions on July 16, 2007. Micron, Nanya, and Samsung filed reply briefs on July 23 and 24, 2007. Oral argument on these motions was held on August 3, 2007. On September 25, 2007, the California court denied Hynix’s motion for summary judgment. The California court has not yet issued an order on the motions to give prima facie evidentiary effect to certain findings by the FTC.

On September 21, 2007, Rambus filed a motion to strike Micron’s demand that certain of its claims and affirmative defenses be tried to a jury in the January 22, 2008 trial. Micron filed an opposition on October 5, 2007 and Rambus filed a reply on October 12, 2007. A hearing on this motion is scheduled for October 26, 2007.

On October 5, 2007, the parties filed cross-motions for summary judgment on infringement and validity. These motions will be heard as part of the claim construction hearing currently scheduled for March 25-26, 2008.

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

One proceeding in Italy relating to the ‘642 patent was adjourned at a hearing on June 15, 2007, each party bearing its own costs. In a second proceeding in Italy relating to the ‘956 patent, the court has scheduled a hearing for November 8, 2007, regarding continuation of the proceedings. On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million. Micron formally filed suit against Rambus relating to this seizure in February 2006. Rambus filed its written defense on April 24, 2006. The Italian court has ordered further briefing on issues related to Rambus’ suit in Italy for infringement of its ‘068 patent. A hearing in the Italian court is set for October 30, 2007, on both proceedings involving the ‘068 patent and Micron’s claim for damages related to seizure of evidence.

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

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed motions to dismiss certain of Samsung’s, Hynix’s, and Nanya’s counterclaims. On June 19, 2007, the California court issued orders denying Rambus’ motions as to Hynix’s and Nanya’s counterclaims. No opinion on the motion to dismiss Samsung’s counterclaims has issued to date. On July 9, 2007, Rambus filed replies to Hynix, Nanya, and Samsung’s respective amended counterclaims, as well as its own counterclaims asserting infringement by defendants’ respective DDR3 products as well as the GDDR4 products of Hynix and Samsung. On July 30, 2007, Hynix filed an answer to Rambus’ counterclaims and a motion to strike certain of Rambus’ affirmative defenses. On August 2, 2007, Samsung and Nanya filed separate motions to strike Rambus’ infringement counterclaims in reply. On August 20, 2007, Rambus filed a response to Hynix’s counterclaims in reply, and on September 6, 2007, Hynix filed a further motion to strike certain of Rambus’ affirmative defenses. Rambus filed an opposition to Samsung and Nanya’s motion on September 25, 2007, and an opposition to Hynix’s motions to strike on October 1, 2007. A hearing on these motions to strike is currently set for October 26, 2007.

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

As a result of the coordinated proceedings, the California court permitted supplemental briefing on issues relating to what effect, if any, the FTC opinion has on the claims to be tried in the January 22, 2008 trial. On June 28, 2007, Micron, Nanya, and Samsung filed (1) a joint motion seeking to give prima facie evidentiary effect to certain findings by the FTC in the January 22, 2008 trial; and (2) a joint brief in support of Hynix’s motion for summary judgment in the Hynix 00-20905 action on Hynix’s state unfair competition claim and equitable estoppel defense based on findings made by the FTC. Rambus’ filed opposition briefs to these motions on July 16, 2007, and Micron, Nanya, and Samsung filed reply briefs on July 23 and 24, 2007. Oral argument on these motions was held on August 3, 2007. On September 25, 2007, the California court denied Hynix’s motion for summary judgment. The California court has not yet issued an order on the motions to give prima facie evidentiary effect to certain findings by the FTC.

On September 21, 2007, Rambus filed (1) a motion to strike the manufacturer parties’ demand that certain of their claims and defenses be tried to a jury in the January 22, 2008 trial; and (2) a motion for summary judgment on Samsung’s claims for unfair competition and unenforceability of Rambus’ patents on the ground that Samsung’s claims are barred pursuant to the release in the patent license agreement between Rambus and Samsung executed in 2000. Opposition briefs to these motions were filed on October 5, 2007, and Rambus filed replies on October 12, 2007. A hearing on both of these motions is scheduled for October 26, 2007.

On October 5, 2007, the parties filed cross-motions for summary judgment on infringement and validity. These motions will be heard as part of the claim construction hearing currently scheduled for March 25-26, 2008.

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

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed a motion to dismiss certain of Samsung’s amended counterclaims. The court has not yet ruled on Rambus’ motion. On July 9, 2007, Rambus filed its reply to Samsung’s amended counterclaims. On August 2, 2007, Samsung filed a motion to strike Rambus’ infringement counterclaims in reply. On September 25, 2007, Rambus filed an opposition to Samsung’s motion to strike. A hearing on Samsung’s motion is currently set for October 26, 2007.

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

As a result of the coordinated proceedings, the California court permitted supplemental briefing on issues relating to what effect, if any, the FTC opinion has on the claims to tried in the January 22, 2008 trial. On June 28, 2007, Micron, Nanya, and Samsung filed (1) a joint motion seeking to give prima facie evidentiary effect to certain findings by the FTC in the January 22, 2008 trial; and (2) a joint brief in support of Hynix’s motion for summary judgment in the Hynix 00-20905 action on Hynix’s state unfair competition claims and equitable estoppel defenses based on findings made by the FTC. Rambus filed opposition briefs to these motions on July 16, 2007. Micron, Nanya, and Samsung filed reply briefs on July 23 and 24, 2007. Oral argument on these motions was held on August 3, 2007. On September 25, 2007, the California court denied Hynix’s motion for summary judgment. The California court has not yet issued an order on the motions to give prima facie evidentiary effect to certain findings by the FTC.

On September 21, 2007, Rambus filed (1) a motion to strike Micron, Nanya, and Samsung’s demand that certain of their claims and defenses be tried to a jury in the January 22, 2008 trial; and (2) a motion for summary judgment on Samsung’s claims for unfair competition and unenforceability of Rambus’ patents on the ground that Samsung’s claims are barred pursuant to the release in the patent license agreement between Rambus and Samsung executed in 2000. Samsung filed opposition briefs to these motions on October 5, 2007, and Rambus filed replies on October 12, 2007. A hearing on both of these motions is scheduled for October 26, 2007.

On October 5, 2007, the parties filed cross-motions for summary judgment on infringement and validity. These motions will be heard as part of the claim construction hearing currently scheduled for March 25-26, 2008.

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

Hynix and Samsung appealed the San Francisco court’s denial of their respective motions to compel arbitration. The California appellate court heard oral argument on November 15, 2006, and on January 3, 2007, it affirmed the San Francisco court’s denial of the motions to compel arbitration. On February 13, 2006, Hynix filed, and Samsung joined, a petition for review of the appellate court’s affirmance in the California Supreme Court. On March 21, 2007, the California Supreme Court denied the petition for review. On March 26, 2007, the California appellate court issued a remittitur returning full jurisdiction of the case to the San Francisco court. On June 20, 2007, Hynix filed a petition seeking review of the denial of its motion to compel arbitration by the U.S. Supreme Court. Rambus filed an opposition to this petition on August 17, 2007 and Hynix filed a reply on September 5, 2007. On October 1, 2007, the U.S. Supreme Court denied certiorari.

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

Alberta Telecommunications Research Centre Litigation

On November 15, 2005, Alberta Telecommunications Research Centre, dba TR Labs, a Canadian company, filed suit against Rambus in the U.S. District Court in the Eastern District of Virginia. The complaint alleges that Alberta is the owner of U.S. patent no. 5,361,277 (the “‘277 patent”), and asserts claims for interferences-in-fact pursuant to 35 U.S.C. § 291 between the ‘277 patent and Rambus’ U.S. patent nos. 5,243,703 (the “‘703 patent”) and 5,954,804 (the “‘804 patent”); infringement of the ‘277 patent by Rambus; and unjust enrichment. Alberta seeks an order assigning the claims of the ‘703 and ‘804 patent to Alberta, disgorgement of Rambus’ profits from licensing the ‘703 and ‘804 patents, compensatory and punitive damages, attorneys’ fees, and injunctive relief. Rambus filed an answer on February 10, 2006, denying Alberta’s claims.

Rambus moved to dismiss Alberta’s claims on January 26, 2006, and to transfer the action to the Northern District of California. On April 13, 2006, the Virginia court ordered that this matter be transferred to the Northern District of California in its entirety (without deciding Rambus’ motion to dismiss). The case was filed in the Northern District of California on April 17, 2006. On October 23, 2006, the California court granted in part Rambus’ motion to dismiss with leave to amend. Alberta filed an amended complaint on November 8, 2006, and Rambus moved to dismiss the amended complaint 19 days later. On August 2, 2007, the California court denied Rambus’ motion to dismiss. On August 30, 2007, Rambus filed an answer denying the allegations in the complaint. Discovery in this case is ongoing.

General Litigation Matters

The Company is a party from time to time to lawsuits. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company has accrued its best estimate of settlements and/or judgments in the cases noted above when such outcome is deemed by the Company as probable, as that term is defined in SFAS 5, including the $18.0 million to settle the shareholder class action lawsuit related to the stock option investigation which was accrued in accrued litigation expenses as of the period ended September 30, 2006.

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

14. Commitments and Contingencies

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

As discussed more fully in Note 12, “Convertible Notes,” the Company has $160.0 million zero coupon convertible senior notes (the “convertible notes”) outstanding at March 31, 2007.

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

On October 25, 2006, Rambus received a notice from the Trustee stating that since the Company had not cured the default that had been asserted by the Trustee within the sixty-day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, Rambus received an additional notice of default from the Trustee relating to the Company’s failure to file its Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, Rambus received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable.

On September 20, 2007, Rambus received a notice from the Trustee for the convertible notes, rescinding the acceleration of the convertible notes contained in the letter from the Trustee dated July 31, 2007 and waiving all existing Events of Default as defined in the Indenture. The notice indicated that the Trustee had received direction from holders holding a majority in aggregate principal amount of the convertible notes outstanding to waive all existing Events of Default and rescind the acceleration of the convertible notes.

In connection with the notice in October 2006 of the purported event of default, the Company reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. As of March 31, 2007, the convertible notes are classified as current liabilities. See Note 12, “Convertible Notes,” for a detailed discussion of this matter.

In connection with certain German litigation, the German courts have requested that the Company set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.7 million is restricted as to withdrawal, managed by a third party subject to certain limitations under our investment policy and included in restricted cash to cover the German court requirements.

As of March 31, 2007, Rambus’ material contractual obligations are:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (2)
Operating Leases	$21,339	$6,019	$11,521	$3,799	$—
Convertible Debt	160,000	160,000	—	—	—
Purchased software and licenses (1)	3,994	3,326	668	—	—

Total	$185,333	$169,345	$12,189	$3,799	$—

(1)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2007, which are also recorded on Rambus’ balance sheet under current and other long-term liabilities.
(2)	The above table does not reflect possible payments in connection with income tax contingencies associated with FIN 48. As noted below, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Compensation Committee approved the granting of a total of 160,000 restricted stock units (“RSUs”) to executives in December 2006 and February 2007. These RSUs will be granted as soon as practicable after the Company becomes current with its SEC filings and registers its 2006 Equity Incentive Plan under which these units would be granted.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of March 31, 2007 or December 31, 2006.

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions under investigation in 2006. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of amounts paid. As a result of these indemnification agreements, Rambus has made and continues to make payments on behalf of current and former officers and recognize the expense in the statements of operations. Through March 31, 2007, the Company has made payments of approximately $2.3 million on their behalf, including $1.4 million during the quarter ended March 31, 2007. During the second quarter of 2007, the Company made additional payments of approximately $2.1 million.

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of March 31, 2007 or December 31, 2006. Rambus assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Income Tax Contingencies

Rambus maintains liabilities for uncertain tax benefits within its income taxes payable accounts. These liabilities involve considerable judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. Rambus is currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, the Company believes it has adequately provided for any additional taxes that may be required to be paid as a result of such examinations. If the Company determines that no payment will ultimately be required, the reversal of these tax liabilities would result in tax benefits being recognized in the period when that conclusion is reached. However, if an ultimate tax assessment exceeds the recorded tax liability for that item, an additional tax provision may need to be recorded. The impact of such adjustments in the Company’s tax accounts could have a material impact on the consolidated results of operations in future periods.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company’s unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term taxes payable.

On January 1, 2007 the Company had $12.4 million of unrecognized tax benefits, including $7.4 million in long-term deferred tax assets, which is net of approximately $2.3 million of federal tax benefits. If recognized, approximately $10.1 million, net of federal benefits, would be recorded as an income tax benefit in the consolidated statements of operations.

As of March 31, 2007, the Company had $12.7 million of unrecognized tax benefits, including $7.4 million in long-term deferred tax assets, net of approximately $2.3 million of federal tax benefits. The additional unrecognized tax benefits recorded in 2007 are included in long-term taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At January 1, 2007 and March 31, 2007, an insignificant amount of interest and penalties are included in long-term taxes payable.

Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is subject to general examination by the Internal Revenue Service (“IRS”) for tax years 2004 through 2006. The Company is also subject to general examination by the State of California for tax years March 31, 2003 through December 31, 2006. In addition, any R&D credit carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.

15. Subsequent Events

In connection with the recently completed stock option investigation, the Board of Directors established a Special Litigation Committee (the “SLC”) to evaluate potential claims or other actions arising from the Company’s stock option granting activities. In August 2007, the SLC concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of the Company’s present and former officers and directors. The SLC determined that all claims should be terminated and dismissed against the named defendants in the derivative actions with the exception of claims against Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in the derivative actions. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and equivalent value, as well as substantial additional value to the Company relating to the relinquishment of claims by these individuals to over 2.7 million stock options. On August 24, 2007, the written report setting out the findings of the SLC was filed with the U.S. District Court for the Northern District of California. The conclusions of the SLC are subject to review by the court.

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

As of September 30, 2007, our chip interface technologies are covered by more than 650 U.S. and international patents. Additionally, we have approximately 500 patent applications currently pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

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

We have a high degree of revenue concentration, with our top five licensees representing 69% and 67% of our revenues for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, revenues from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenues. For the three months ended March 31, 2006, revenues from Intel, Infineon, Elpida, Fujitsu and AMD each accounted for 10% or more of total revenues.

Our revenue from companies headquartered outside of the United States accounted for 87% and 64% of our total revenues for the three months March 31, 2007 and 2006, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006
Revenues:
Contract revenues	12.8%	12.0%
Royalties	87.2	88.0

Total revenues	100.0	100.0

Costs and expenses:
Cost of contract revenues *	12.4	15.6
Research and development *	46.7	38.1
Marketing, general and administrative *	49.8	52.5
Costs of restatement and related legal activities	14.0	—

Total costs and expenses	122.9	106.2

Operating loss	(22.9)	(6.2)
Interest and other income, net	10.4	7.2

Income (loss) before income taxes	(12.5)	1.0
Benefit from income taxes	(4.8)	(0.3)

Net income (loss)	(7.8)%	1.3%

* Includes stock-based compensation:
Cost of contract revenues	2.2%	4.2%
Research and development	6.7	8.8
Marketing, general and administrative	9.9	10.3

Total stock-based compensation	18.8%	23.3%

The following table presents the split of total revenues between contract revenues and royalties:

	Three Months Ended March 31,		Variance in	Variance in
(Dollars in millions)	2007	2006	Dollars	Percent
Total Revenues
Contract revenues	$6.4	$5.6	$0.8	14.3%
Royalties	43.8	41.7	2.1	5.0%

Total revenues	$50.2	$47.3	$2.9	6.1%

Contract Revenue

Percentage-of-Completion Contracts

Percentage of completion contract revenue decreased approximately $0.1 million for the three months ended March 31, 2007 as compared to the same period in 2006 due to the completion of leadership chip interface contracts during 2006. We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

Revenue for other contracts increased approximately $0.9 million for the three months ended March 31, 2007 as compared to the corresponding period in 2006 due to increased revenue from leadership chip interface contracts including FlexIO and XDR, offset in part by a decrease in revenue from industry standard chip interface contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.

Royalty Revenues

Patent Licenses

In the three months ended March 31, 2007, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties increased approximately $9.5 million for SDR and DDR-compatible products in the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to increased revenue from Fujitsu and Matsushita.

As of March 31, 2007, we had both variable and fixed royalty agreements for our SDR and DDR- compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We are recognizing royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payable because the contractual terms of the agreement provide for payments on an extended term basis. We expect to recognize royalty revenues of $15.0 million in fiscal years 2007 through 2009 and $11.3 million in the fiscal year 2010 under the AMD agreement. The AMD agreement provides a license of our patented technology used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

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

There was no royalty revenue recorded from the Intel patent cross-license in the three months ended March 31, 2007 because the term of the agreement expired in June 2006, but it represented the second largest source of royalties in the three months ended March 31, 2006. Royalties under this agreement decreased by approximately $10.0 million in the three months ended March 31, 2007 as compared to the same period in 2006.

As explained in more detail in “Risk Factors,” Part II, Item 1A and Note 13. “Litigation and Asserted Claims” of the Notes to the Unaudited Condensed Consolidated Financial Statements, the FTC remedy order sets the maximum royalty rate that we can collect on the manufacture, use or sale in the United States of certain JEDEC-compliant parts after the FTC Order became effective on April 12, 2007. We have provided our licensees with the FTC Order and we are using our best efforts to ensure that our variable royalty rate licensees are paying us royalties as per the requirements of the FTC Order.

Product Licenses

In the three months ended March 31, 2007, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased approximately $3.3 million during the three months ended March 31, 2007 as compared to the same period in 2006. This increase was primarily due to higher royalties from FlexIO and XDR products associated with the Sony PLAYSTATION®3 product. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix

In the three months ended March 31, 2007, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased approximately $0.7 million during the three months ended March 31, 2007 as compared to the same period in 2006. RDRAM is approaching end-of-life and in the future, we expect RDRAM royalties will continue to decline.

Engineering expenses:

	Three Months Ended March 31,		Variance in	Variance in
(Dollars in millions)	2007	2006	Dollars	Percent
Engineering expenses
Cost of contract revenues	$5.1	$5.4	$(0.3)	(5.6)%
Stock-based compensation	1.1	2.0	(0.9)	(45.0)%

Total cost of contract revenues	6.2	7.4	(1.2)	(16.2)%
Percentage of total revenues	12.4%	15.6%

Research and development expenses	20.0	13.8	6.2	44.9%
Stock-based compensation	3.4	4.2	(0.8)	(19.0)%

Total research and development expenses	23.4	18.0	5.4	30.0%
Percentage of total revenues	46.7%	38.1%

Total engineering expenses	$29.6	$25.4	$4.2	16.5%

Percentage of total revenues	59.1%	53.7%

Total engineering expenses increased 16.5% for the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to expenses associated with tax reimbursement expenses of approximately $4.1 million and increased salary expense of approximately $1.0 million associated with an increase in headcount. The tax reimbursement expenses are associated with the Company’s decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.

In certain periods, the cost of contract revenues may exceed contract revenues. This can be a result of expensing pre-contract costs, expensing completed contract costs where the realizability of an asset is uncertain, and low utilization of project resources.

In the near term, we expect engineering expenses will continue to increase as we make investments in the infrastructure and technologies required to maintain our leadership position in chip interface technologies and increase headcount.

Marketing, general and administrative expenses:

	Three Months Ended March 31,		Variance in	Variance in
(Dollars in millions)	2007	2006	Dollars	Percent
Marketing, general and administrative expenses
Marketing, general and administrative	$15.2	$11.5	$3.7	32.2%
Litigation expense	4.9	8.5	(3.6)	(42.4)%
Stock-based compensation	4.9	4.9	—	0.0%

Total marketing, general and administrative expenses including stock-based compensation	$25.0	$24.9	$0.1	0.4%

Percentage of total revenues	49.8%	52.5%

Total marketing, general and administrative expenses increased 0.4% for the three months ended March 31, 2007 as compared to the same period in 2006 due to expenses associated with tax reimbursement expenses associated with Internal Revenue Code Section 409A of approximately $2.5 million and increased salary expense of approximately $1.0 million associated with an increase in headcount, offset in part by decreased litigation expenses of approximately $3.6 million due delays in litigations and trials in 2007. The tax reimbursement expenses are associated with the Company’s decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.

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

Costs of restatement and related legal activities:

	Three Months Ended March 31,		Variance in	Variance in
(Dollars in millions)	2007	2006	Dollars	Percent
Costs of restatement and related legal activities	$7.0	$—	$7.0	N/A
Percentage of total revenues	14.0%	N/A

Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the stock option investigation. Costs of restatement and related legal activities were zero for the three months ended March 31, 2006 because the independent investigation regarding the granting of stock options commenced in May 2006. We anticipate that there could be additional costs relating to these matters in the future.

Interest and other income, net:

	Three Months Ended March 31,		Variance in	Variance in
(Dollars in millions)	2007	2006	Dollars	Percent
Interest and other income, net	$5.2	$3.4	$1.8	52.9%
Percentage of total revenues	10.4%	7.2%

Interest and other income, net consists of interest income generated from investments in high quality fixed income securities. The increase in interest and other income, net for the three months ended March 31, 2007 as compared to the same period in 2006 was due to an increase in interest income as a result of higher investment yields and higher average cash and investment balances. In addition, the three months ended March 31, 2006 include amortization of note issuance costs of $0.2 million related to the convertible notes. Note issuance costs were fully amortized as of December 31, 2006.

In the future, we expect that interest and other income, net will vary from period to period based on the amount of cash and marketable securities and interest rates.

Benefit from income taxes:

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Benefit from income taxes	$(2.4)	$(0.1)
Effective tax rate	(38.0)%	(22.4)%

The effective tax rate for the three months ended March 31, 2007 of (38.0%) differed from the statutory rate primarily due to research and development tax credits, stock compensation expense related to our officers and employees, state income taxes and foreign income taxes. The effective tax rate for the three months ended March 31, 2006 of (22.4%) differed from the statutory rate primarily due to research and development tax credits, stock compensation expense related to our officers and employees, state income taxes and foreign income taxes.

As of March 31, 2007, including the impact of FIN 48, our balance sheet included net deferred tax assets of approximately $115.8 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses, litigation expenses, net operating loss carryovers and tax credits.

The ability to realize our net deferred tax assets is dependent on sufficient levels of future taxable income and other factors. We regularly assess all available evidence, both positive and negative, to determine the realizability of our deferred tax asset and have concluded it is more likely than not that such assets will be realized.

As a result of the adoption of FIN 48 on January 1, 2007, our unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term taxes payable. Our policy of including interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

Liquidity and Capital Resources

	March 31,	December 31,
(In millions)	2007	2006
Cash and cash equivalents	$56.8	$73.3
Marketable securities	382.3	351.1
Marketable securities, long-term	6.0	12.0

Total cash, cash equivalents, and marketable securities	$445.1	$436.4

	Three Months Ended March 31,
(In millions)	2007	2006
Net cash provided by operating activities	$17.7	$17.5
Net cash provided by (used in) investing activities	$(27.3)	$16.3
Net cash provided by (used in) financing activities	$(7.0)	$22.0

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flows. We currently use cash generated from operations for capital expenditures, investments and repurchases of our common stock. Based on past performance and current expectations, we believe our current available sources of funds including cash, cash equivalents, and marketable securities, plus the anticipated cash generated from operations, will be adequate to finance our operations and capital expenditures for at least the next year.

Our positive cash flows from operating activities of $17.7 million for the three months ended March 31, 2007 were primarily attributable to a net loss of $3.9 million, which included $7.0 million for the cost of restatement and related legal expenses, offset for non-cash items including stock-based compensation expense of $9.4 million, depreciation and amortization of $4.4 million, increased by cash inflows of $7.8 million primarily from changes in our working capital, excluding cash. Non-cash working capital changes primarily included a $14.6 million increase in accounts payable and accrued liabilities (including the accrual of our decision to reimburse current and former non-executive employees for $6.6 million in Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006, the accrual of the liability associated with software licensing agreements, the earn-out of additional consideration due GDA, and additional restatement and legal expenses), a $5.6 million increase in deferred revenue, a $1.5 million decrease in accounts receivable, offset by a $7.4 million increase to prepaids assets, deferred taxes and other assets (primarily related to increases associated with the $2.4 million deferred tax asset resulting from our operating loss and $3.5 million in prepaid software maintenance agreements), and a $6.4 million decrease in deferred revenue.

Cash used in investing activities for the three months ended March 31, 2007 primarily consisted of purchases of available-for-sale investments of $152.0 million, offset by proceeds from the maturities of available-for-sale investments of $127.0 million. During the three months ended March 31, 2007, we spent $2.3 million on capital expenditures, compared to $3.1 million in the three months ended March 31, 2006. The decrease was due primarily to completing of capital equipment purchases and improvements to our Bangalore, India facility.

Net cash used by financing activities was $7.0 million for the three months ended March 31, 2007. We repaid approximately $7.0 million against an installment payment plan used to acquire capitalized software and related maintenance agreements. No other financing activities occurred in the quarter primarily due to the stock option investigation and restatement, during which the Company suspended its common stock repurchase program and suspended employee stock option exercises and purchases under its employee stock purchase plan. In the same three month period in 2006, net cash provided from financing activities was $22.0 million. We received proceeds from the issuance of stock from the exercise of stock options of $43.3 million, paid $0.4 million under an installment arrangement, and repurchased and retired $21.0 million of our common stock.

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

As discussed more fully in Note 12, “Convertible Notes,” of the Notes to the Unaudited Condensed Consolidated Financial Statements, we have $160.0 million zero coupon convertible senior notes (the “convertible notes”) outstanding at March 31, 2007.

On August 17, 2006, we received a notice of default from U.S. Bank National Association, as trustee (the “Trustee”) for the convertible notes. The notice asserted that our failure to file our Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between us and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if we did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, we received a notice from the Trustee stating that since we had not cured the default that had been asserted by the Trustee within the sixty-day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, we received an additional notice of default from the Trustee relating to our failure to file our Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, we received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable.

On September 20, 2007, we received a notice from the Trustee for the convertible notes, rescinding the acceleration of the convertible notes contained in the letter from the Trustee dated July 31, 2007 and waiving all existing Events of Default as defined in the Indenture. The notice indicated that the Trustee had received direction from holders holding a majority in aggregate principal amount of the convertible notes outstanding to waive all existing Events of Default and rescind the acceleration of the convertible notes.

In connection with the notice in October 2006 of the purported event of default, we reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. As of March 31, 2007, the convertible notes are classified as current liabilities. See Note 12, “Convertible Notes,” of the Notes to the Unaudited Condensed Consolidated Financial Statements for a detailed discussion of this matter.

In connection with certain German litigation, the German courts have requested that we set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.7 million is restricted as to withdrawal, managed by a third party subject to certain limitations under our investment policy and included in restricted cash to cover the German court requirements.

As of March 31, 2007, our material contractual obligations are:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (2)
Operating Leases	$21,339	$6,019	$11,521	$3,799	$—
Convertible Debt	160,000	160,000	—	—	—
Purchased software and licenses (1)	3,994	3,326	668	—	—

Total	$185,333	$169,345	$12,189	$3,799	$—

(1)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2007, which are also recorded on our balance sheet under current and other long-term liabilities.
(2)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48. As noted in Note 14, “Commitments and Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

Share Repurchase Program

In October 2001, our Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. As of March 31, 2007, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. As of March 31, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock. In connection with the recently completed stock option investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. Therefore, there were no repurchases during the three months ended March 31, 2007. We will not repurchase additional shares until after we are current with our SEC filings.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) litigation, (3) income taxes and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our critical accounting policies and estimates for the quarter ended March 31, 2007 differed from those set out in our Annual Report on Form 10-K for the year ended December 31, 2006 due to our adoption on January 1, 2007 of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. As a result of the adoption of FIN 48, our unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease of $0.3 million to the opening balance of accumulated deficit. In addition, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term taxes payable. The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our condensed consolidated balance sheets, statements of operations and statements of cash flows.

Recent Accounting Pronouncements

See “Note 2 “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate policy, we limit the amount of our credit exposure to $10.0 million for any one commercial issuer. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. In addition, we may make investments in securities with maturities up 36 months. However, the bias of our investment policy is toward shorter maturities.

We invest our cash equivalents and short-term investments in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, Repurchase Agreements, Commercial Paper and Bankers’ Acceptance. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2007, we had an investment portfolio of fixed income marketable securities of $388.3 million excluding cash and cash equivalents. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of our portfolio.

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of sales development offices of from 3 to 11 people in any one country and one design center in India. We monitor our foreign currency exposure; however, as of March 31, 2007, our foreign currency exposure is not material enough to warrant foreign currency hedging.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were designed and operating effectively to provide reasonable assurance that the information, required to be disclosed in our Exchange Act filings (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective because of the material weakness described below. As more fully described in our 2006 Form 10-K, we determined that we lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this control deficiency resulted in audit adjustments that corrected an understatement of revenue and audit adjustments to deferred revenue, deferred rent, property and equipment, depreciation, consulting expenses and certain accrual accounts and disclosures in the consolidated financial statements for the year ended December 31, 2006. These adjustments were caused primarily from an insufficient review by us as to relevant information obtained through communications with personnel in operations and through review of certain key contracts and agreements of unique transactions for such accounts. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

Consequently, we concluded that as of December 30, 2006, we had a material weakness in our internal control over financial reporting.

Because of this material weakness, which we are still in the process of remediating, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2007, based on the criteria established in “Internal Control—Integrated Framework” issued by the COSO. We have undertaken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those activities described further below.

Implemented or Planned Remedial Actions of the Material Weakness

Subsequent to the quarter ended March 31, 2007, as of the date of this filing, in response to the identification of the material weakness described above, management has initiated the following corrective actions:

•

We have hired a new VP of Finance, with experience in public accounting as well as senior accounting roles in a public company, who will oversee all of our accounting functions, and we intend to add additional experienced personnel in accounting.

•

We are actively seeking to ensure additional training is taken by our finance, accounting and stock administration functions in the various areas of generally accepted accounting principles, particularly in the areas of revenue recognition and stock-based compensation.

•

We have ongoing efforts to improve communications between finance personnel responsible for completing reviews of our revenue agreements and operations personnel responsible for the execution of the work on those transactions, through mid-quarter meetings and post-quarter close meetings involving finance, engineering and program management.

Additionally, management is investing in ongoing efforts to continuously improve our internal control over financial reporting and has committed considerable resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls. As of the date of this filing, we believe that we have made progress in the implementation of the corrective actions, noted above, toward remediation of the material weakness.

Limitation on Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 13 “Litigation and Asserted Claims” of the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

As explained in more detail in Note 13, “Litigation and Asserted Claims” of this Quarterly Report on Form 10-Q, the FTC remedy order sets various limitations on the maximum royalties that we can collect on the manufacture, use or sale in the United States of certain JEDEC-compliant parts after the Order became effective on April 12, 2007. We have provided our licensees with the FTC Orders, we have communicated these limitations as appropriate, and we are using our best efforts to ensure that amounts in excess of these royalties are placed into an FTC approved escrow account or held by our licensees pursuant to a contingent contractual agreement as per the requirements of the Order. There can be no assurance that, despite our best efforts to comply with the FTC’s Orders, the FTC will interpret its orders in the same way, or that any differences will not cause changes, delays or further restatements to our licensing revenue.

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

Risks Related to the Investigation of Past Stock Option Practices and the Related Restatement of our Prior Financial Results.

The matters relating to the independent investigation of our historical stock option granting practices and the restatement of our financial statements have required, and may continue to require, a significant amount of management time and accounting, financial and legal resources, which could adversely affect our business, financial condition, results of operations and cash flows.

On May 30, 2006, we announced the commencement of our Audit Committee’s internal investigation of the timing of stock option grant practices and related accounting issues. The Audit Committee has determined that a significant number of our historical stock option grants were not correctly dated and our previous accounting should be adjusted. As a result of the Audit Committee’s investigation and our own review of our historical financial statements, we concluded that certain of our previously filed financial statements for periods ended on or prior to March 31, 2006 should no longer be relied upon. We have restated the affected periods by filing our Annual Report on Form 10-K for the year ended December 31, 2006, which included restatements of the various previously filed financial statements as detailed therein.

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

Addressing all the matters related to the Audit Committee’s investigation, the SLC’s work and the financial restatement has and will continue to require significant management and financial resources which could otherwise be devoted to the operation of our business. The costs of becoming current with our periodic reports and any settlements, payment of claims, fines, taxes and other costs of the stock option investigation as detailed throughout these risk factors and our reports will cause us to incur substantial expenses and could materially affect our cash balance and cash flow from operations. In addition, the recent restatement of our financial results, the ongoing investigations and any negative outcome that may occur from these investigations could impact our reputation, including our relationships with our investors and our licensees, our ability to hire and retain qualified personnel, our ability to acquire new licensees and other business partners and, ultimately, our ability to generate revenue. Furthermore, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

We have been named as a party to several lawsuits arising from matters relating to the investigation which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.

Several shareholder derivative actions were filed in state and federal courts against certain of our current and former officers and directors, as well as our current auditors, related to the stock option granting actions under investigation by the Audit Committee and the SLC. The actions were brought by persons identifying themselves as shareholders and purporting to act on our behalf. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. The complaints allege that certain of these defendants violated securities laws and/or breached their fiduciary duties to us and obtained unjust enrichment in connection with grants of stock options to certain of our officers that were allegedly improperly dated. The SLC was formed to evaluate potential claims or other actions arising from the stock option granting activities. The complaints seek unspecified monetary damages and disgorgement from the defendants, as well as unspecified equitable relief.

Additionally, several securities fraud class actions and individual lawsuits were filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal securities laws by filing documents with the SEC containing false statements regarding our accounting treatment of the stock option granting actions under investigation. The individual lawsuits allege not only federal and state securities law violations, but also state law claims for fraud and breach of fiduciary duty. The class actions have been consolidated into a single proceeding. On September 7, 2007, the parties to this proceeding advised the court that they had reached a settlement in principle of the litigation. The settlement, which is subject to final documentation and approval by the court, provides for a payment of $18 million by us for a dismissal with prejudice of all claims against all defendants.

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

As a result of our investigation into historical stock option practices, we have determined that certain options that had formerly been classified as ISO grants may not qualify for such ISO tax treatment because the grants had an exercise price below the fair market value of our Common Stock on the actual grant date. The IRS is currently auditing us with respect to this issue. In addition, we could face penalties, certain payment obligations for our employees or other costs in connection with the treatment of certain stock options impacted by the deferred compensation rules under Section 409A of the Internal Revenue Code (and other similar provisions of the California and other state tax laws). Also, we were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits imposed by Section 162(m) of the Internal Revenue Code which reduced our available tax net operating loss carry-forwards for certain historical periods. These and other tax consequences related to our historical stock option practices could give rise to monetary liabilities for us and/or our current and former employees which may have to be satisfied in a future period. There can be no assurance that further regulatory inquiries or actions will not be commenced by the IRS or other state or foreign regulatory taxation authorities regarding the tax implications of our historical stock option practices. The unfavorable resolution of any potential tax regulatory proceeding or action could require us to make significant payments in overdue taxes, penalties and fines or otherwise record charges (or reduce tax assets) that may adversely affect our results of operations and financial condition.

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

We expect that the issues arising from our historical stock option granting practices will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. In the event that we are unable to obtain sufficient director and officer insurance coverage, as a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and officers, which could adversely affect our business.

We have not been in compliance with SEC reporting requirements and The Nasdaq Global Select Market listing requirements and may continue to face compliance issues with both, which could cause a material adverse effect on the Company and our stockholders.

Due to our recently completed stock option investigation and the resulting restatements contained in our Annual Report on Form 10-K for the year ended December 31, 2006, we were unable to file certain of our periodic reports for periods ended in fiscal years 2006 and 2007 with the SEC on a timely basis and, as a result, faced the possibility of delisting of our stock from The Nasdaq Global Select Market. With the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007, we have now filed all delinquent periodic reports that we believe are necessary for us to regain compliance with our Nasdaq filing requirements. However, even after filing all these reports with the SEC and receiving concurrence from Nasdaq that we are in compliance with applicable listing requirements, we may still face comments from the SEC that may require us to file amended reports. As a result, we may not be able to maintain an effective listing of our Common Stock on The Nasdaq Global Select Market or any other national securities exchange. A delisting would likely reduce the liquidity in the market for our Common Stock. Any possible delisting may adversely affect the market price of our Common Stock, which may make it difficult for holders to resell their shares when desired or at attractive prices. In addition, we would be subject to a number of restrictions or delays regarding the registration of our Common Stock under federal securities laws, and we may not be able to issue certain equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our ability to hire and retain our employees and, thus, our business.

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

Our strategy also includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation®2 and Sony PLAYSTATION® 3, digital TVs and set top boxes. There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in their segments thereby generating expected royalties, nor can there be any assurance that any of our technologies selected for licensing will be implemented in a commercially developed or distributed product.

If any of these events occur and market leaders do not successfully adopt our technologies, our strategy may not be successful and, as a result, our results of operations could decline.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.

For the three months ended March 31, 2007 and 2006, revenues from our top five licensees accounted for approximately 69% and 67% of our revenues, respectively. For the three months year ended March 31, 2007, revenues from Fujitsu, Elpida and Qimonda each accounted for 10% or more of our total revenues. For the three months ended March 31, 2006, revenues from Intel, Elpida, Infineon, Fujitsu and AMD each accounted for 10% or more of our total revenues. We may continue to experience significant revenue concentration for the foreseeable future.

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

For the three months ended March 31, 2007 and 2006, royalties accounted for 87% and 88% of our total revenues, respectively, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is reasonably assured. As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

A substantial portion of our revenues is derived from sources outside of the United States and these revenues and our business generally are subject to risks related to international operations that are often beyond our control.

For the three months ended March 31, 2007 and 2006, revenues from our sales to international customers constituted approximately 87% and 64% of our total revenues, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

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

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations, as described elsewhere in this report. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), requires us to use valuation methodologies which were not developed for use in valuing employee stock options and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our cost of contract revenues, research and development expenses, marketing, general and administrative expenses and our effective tax rate, which could have an adverse impact on our results of operations.

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

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the convertible notes under such instruments and in some cases acceleration of any future debt under instruments that may contain cross-default or cross-acceleration provisions. For instance, as a result of the stock option investigation, in July 2007, the trustee of the convertible notes accelerated the convertible notes due to an alleged event of default that had occurred under the convertible notes because of our non-compliance with the SEC reporting covenant. While the trustee subsequently rescinded this acceleration and waived all existing events of default under the indenture governing the convertible notes, any required repayment would lower our current cash on hand such that we would not have those funds available for the use in our business.

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

On August 17, 2006, we received a notice of default from U.S. Bank National Association, as trustee (the “Trustee”) for the Company’s Zero Coupon Convertible Senior Notes (the “convertible notes”). The notice asserted that our failure to file our Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between Rambus and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if we did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, we received a notice from the Trustee stating that since we had not cured the default that had been asserted by the Trustee within the sixty-day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, we received an additional notice of default from the Trustee relating to our failure to file our Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, we received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable.

On September 20, 2007, we received a notice from the Trustee for the convertible notes, rescinding the acceleration of the convertible notes contained in the letter from the Trustee dated July 31, 2007 and waiving all existing events of default as defined in the Indenture. The notice indicated that the Trustee had received direction from holders holding a majority in aggregate principal amount of the convertible notes outstanding to waive all existing events of default and rescind the acceleration of the convertible notes.

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

RAMBUS INC.

Date: October 17, 2007	By:	/s/ SATISH RISHI
Satish Rishi
Senior Vice President, Finance, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.