Form 10-Q
period 2007-06-30
RAMBUS INC
filed 2007-10-17
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$87,061	$73,304
Marketable securities	350,979	351,055
Accounts receivable	2,309	846
Unbilled receivables	1,096	1,748
Deferred and prepaid taxes	11,540	11,388
Prepaids and other current assets	6,626	4,403

Total current assets	459,611	442,744

Marketable securities, long-term	3,501	11,982
Restricted cash	2,299	2,287
Deferred taxes, long-term	106,354	98,193
Intangible assets, net	16,057	18,697
Property and equipment, net	25,755	26,019
Goodwill	4,454	3,315
Other assets	3,279	1,380

Total assets	$621,310	$604,617

LIABILITIES
Current liabilities:
Accounts payable	$13,814	$10,429
Accrued salaries and benefits	8,809	12,788
Accrued litigation expenses	24,284	23,143
Other accrued liabilities	8,547	5,878
Convertible notes	160,000	160,000
Deferred revenue	4,988	6,003
Income taxes payable	512	197

Total current liabilities	220,954	218,438

Deferred revenue, less current portion	64	1,554
Long-term taxes payable	3,136	—
Other long-term liabilities	1,371	2,337

Total liabilities	225,525	222,329

Commitments and contingencies (see notes 13 and 14)

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 103,820,383 shares at June 30, 2007 and December 31, 2006	104	104
Additional paid-in capital	569,632	550,210
Accumulated deficit	(173,672)	(167,396)
Accumulated other comprehensive loss	(279)	(630)

Total stockholders' equity	395,785	382,288

Total liabilities and stockholders' equity	$621,310	$604,617

See Notes to Unaudited Condensed Consolidated Financial Statements.

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Contract revenues	$8,353	$7,745	$14,757	$13,409
Royalties	39,190	41,699	82,936	83,380

Total revenues	47,543	49,444	97,693	96,789

Costs and expenses:
Cost of contract revenues*	6,882	9,521	13,097	16,889
Research and development*	18,597	15,841	42,027	33,858
Marketing, general and administrative*	24,778	32,883	49,743	57,755
Costs of restatement and related legal activities	7,453	1,894	14,462	1,894

Total costs and expenses	57,710	60,139	119,329	110,396

Operating loss	(10,167)	(10,695)	(21,636)	(13,607)
Interest and other income, net	5,657	4,076	10,851	7,521

Loss before income taxes	(4,510)	(6,619)	(10,785)	(6,086)
Benefit from income taxes	(1,790)	(12,728)	(4,177)	(12,847)

Net income (loss)	$(2,720)	$6,109	$(6,608)	$6,761

Net income (loss) per share:
Basic	$(0.03)	$0.06	$(0.06)	$0.07

Diluted	$(0.03)	$0.06	$(0.06)	$0.06

Weighted average shares used in per share calculation
Basic	103,820	103,414	103,820	102,285

Diluted	103,820	110,495	103,820	109,904

* Includes stock-based compensation:
Cost of contract revenues	$1,645	$2,524	$2,736	$4,506
Research and development	3,248	3,003	6,631	7,173
Marketing, general and administrative	5,431	3,822	10,374	8,679

See Notes to Unaudited Condensed Consolidated Financial Statements.

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(6,608)	$6,761
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	19,741	20,358
Depreciation	5,853	5,353
Amortization of intangible assets and note issuance costs	2,640	2,999
Loss on disposal of assets	—	99
Tax shortfall from equity incentive plans	—	(112)
Change in operating assets and liabilities:
Accounts receivable and unbilled receivables	(811)	(1,704)
Prepaids, deferred taxes and other assets	(9,405)	(14,977)
Accounts and taxes payable, accrued salaries and benefits and other accrued liabilities	9,601	16,674
Increases in deferred revenue	12,252	10,158
Decreases in deferred revenue	(14,757)	(12,527)

Net cash provided by operating activities	18,506	33,082

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(5,589)	(7,241)
Purchase of intangible assets	—	(300)
Cash paid for acquisition of business	(655)	(1,000)
Purchases of marketable securities	(377,426)	(31,415)
Maturities of marketable securities	386,302	49,373
(Increase) decrease in restricted cash	(12)	10

Net cash provided by investing activities	2,620	9,427

Cash flows from financing activities:
Payments under installment arrangement	(7,401)	(400)
Net proceeds from issuance of Common Stock under equity incentive plans	—	57,474
Repurchase of Common Stock	—	(20,955)

Net cash (used in) provided by financing activities	(7,401)	36,119

Effect of exchange rates on cash and cash equivalents	32	1

Net increase in cash and cash equivalents	13,757	78,629
Cash and cash equivalents at beginning of period	73,304	42,391

Cash and cash equivalents at end of period	$87,061	$121,020

Non-cash investing activity:
Increase in goodwill due to earn-out on GDA acquisition	$484	$—
Trade-in proceeds on disposition of fixed assets	$19	$—

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 157.

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

As a result of the adoption of FIN 48, the Company’s unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease of $0.3 million to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term taxes payable. The Company’s policy of including interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

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

The components of comprehensive income (loss), net of tax, are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (loss)	$(2,720)	$6,109	$(6,608)	$6,761
Other comprehensive income (loss):
Foreign currency translation adjustments	10	(2)	32	1
Unrealized gain (loss) on marketable securities, net of tax	71	(32)	319	(109)

Other comprehensive income (loss)	81	(34)	351	(108)

Total comprehensive income (loss)	$(2,639)	$6,075	$(6,257)	$6,653

5. Stock-Based Compensation

For the six months ended June 30, 2007 and 2006, the Company maintained stock plans covering a broad range of potential equity grants including stock options, restricted stock, performance stock and stock units. In addition, the Company sponsors an Employee Stock Participation Plan (“ESPP”), whereby eligible employees were entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 6, “Employee Stock Option Plans,” for a detailed description of the Company’s plans.

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

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchase grants, and other equity grants under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$9,738	$9,185	$18,577	$19,099
Employee stock purchase plan	168	(192)	334	808
Nonvested equity stock and equity stock units	418	356	830	451

Total stock-based compensation expense	10,324	9,349	19,741	20,358
Tax effect on the stock-based compensation expense	3,994	3,761	7,642	7,731

Net effect of stock-based compensation expense on results of operations	$6,330	$5,588	$12,099	$12,627

Stock Options: During the three and six months ended June 30, 2007, Rambus granted 62,350 and 2,759,450 stock options, respectively, with an estimated total grant-date fair value of $0.7 million and $34.3 million, respectively. During the three and six months ended June 30, 2007, Rambus recorded stock-based compensation expense related to stock options of $9.7 million and $18.6 million, respectively, for all unvested options granted prior and after the adoption of SFAS 123(R), including the modification charge for the extension of expiring options discussed below.

The effect of recording stock-based compensation for the three and six months ended June 30, 2007 includes a charge resulting from the Company’s modifying the terms of 88 and 105 grants, respectively, by offering an extension of time to exercise. An additional charge was taken during the six month period to extend the time of the extension of the 59 grants previously extended in 2006. Because the Company suspended all stock option exercises as of July 19, 2006 in connection with the stock option investigation, substantially all of the Company’s employees and directors whose options were expiring and terminating employees whose remaining time to exercise vested options would have expired were given extensions of time to exercise those options during the period that their options approached expiration. The total modification charge of $0.8 million and $2.8 million during the three and six months ended June 30, 2007, respectively, is included in the above table under the caption “Employee stock options.”

There were no option exercises in the first six months of 2007. Total intrinsic value of options exercised was $31.2 million and $110.0 million for the three and six months ended June 30, 2006, respectively. Intrinsic value is the total value of exercised shares on the date of exercise less the cash received from the employees to exercise the options.

The total cash received from employees as a result of employee stock option exercises was $55.2 million for the six months ended June 30, 2006.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the six months ended June 30, 2007 and 2006 calculated in accordance with SFAS 123 (R). The Company does not expect to be able to use any tax benefit from stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units to reduce its taxes for the year 2007.

Employee Stock Purchase Plan (“ESPP”): Compensation expense in connection with the plan for the three and six months ended June 30, 2007 and 2006 includes a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the 1997 Purchase Plan, if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the three and six months ended June 30, 2006, the Company recorded $0.0 million and $0.2 million, respectively, in modification charges related to the ESPP which is included in the table above under the caption “Employee Stock Purchase Plan.”

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

The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Stock Option Plans
Expected stock price volatility	53% - 61%	67%	53% - 69%	61% - 67%
Risk-free interest rate	4.57% - 4.92%	4.97%	4.51% - 4.92%	4.40% - 4.97%
Expected term (in years)	6.2	6.6	6.2	6.6

Weighted-average fair value of stock options granted	$11.74	$27.67	$12.43	$18.78

No grants were made under the employee stock purchase plan during the six months ended June 30, 2007 and 2006.

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

Expected term: The expected term of options granted represents the period of time that options granted are expected to be outstanding. Prior to the adoption of SFAS 123(R), the Company used only historical data to estimate option exercise and employee termination within the model. For the three and six months ended June 30, 2007 and 2006, the average expected life was determined using a Monte Carlo simulation model.

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

For stock-based compensation expense recognized during the three and six months ended June 30, 2007, Rambus has recognized the tax effects of stock-based compensation under the “long method” in accordance with FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” On January 1, 2006, Rambus adopted the “long method” in accordance with FAS 123(R)-3 to calculate the excess tax credit pool. The long method requires a detailed calculation of the January 1, 2006 balance of the portion of the excess/shortfall tax benefit credits recorded in the additional paid-in capital account. The tax effect on stock-based compensation is calculated as the stock-based compensation that the Company believes is deductible, multiplied by the applicable statutory tax rate.

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

As of June 30, 2007, 5,253,746 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2006	7,866,200
Stock options granted	(2,759,450)
Stock options forfeited	921,715
Stock options expired under former plans	(774,719)

Total available for grant as of June 30, 2007	5,253,746

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the six months ended June 30, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2007.

(Dollars in thousands, except per share amounts)	Options Outstanding		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2006	18,672,877	$18.32
Options granted	2,759,450	18.79
Options exercised	—
Options forfeited	(921,715)	18.95

Outstanding as of June 30, 2007	20,510,612	$18.43	6.08	$81,756

Vested or expected to vest at June 30, 2007	18,479,148	$18.85	6.00	$70,633

Options exercisable at June 30, 2007	11,042,825	$18.02	4.56	$61,998

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2007, based on the $17.98 closing stock price of Rambus’ Common Stock on June 29, 2007 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2007 was 11,487,523 and 7,682,673, respectively.

The following table summarizes the information about stock options outstanding and exercisable as of June 30, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25 - $ 4.86	3,773,918	3.81	$4.08	3,078,756	$4.40
5.93 - 13.75	2,347,096	4.46	10.98	1,917,550	10.81
13.91 - 15.23	2,447,950	7.27	14.81	852,563	14.64
15.26 - 16.84	2,285,025	5.29	15.97	1,571,571	15.82
16.98 - 18.44	996,556	7.28	17.56	494,003	17.71
18.69 - 18.69	2,145,690	9.59	18.69	—	—
18.90 - 24.15	2,095,982	8.47	21.94	487,740	22.42
24.66 - 32.84	2,207,192	6.79	27.01	783,451	27.66
35.00 - 66.69	2,140,203	4.26	44.53	1,786,191	45.07
75.69 - 83.00	71,000	3.21	77.98	71,000	77.98

$ 1.25 - $ 83.00	20,510,612	6.08	$18.43	11,042,825	$18.02

As of June 30, 2007, there was $88.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested as of June 30, 2007 was $201.4 million.

Employee Stock Purchase Plans

The Company has two employee stock purchase plans, the 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) and the 2006 Employee Stock Purchased Plan (the “2006 Purchase Plan”). The 1997 Purchase Plan provided for offerings of four consecutive overlapping six month offering periods. Under the 1997 Purchase plan, employees were able to purchase stock at the lower of 85% of the fair market value on the first day of the 24 month offering period (the enrollment date), or the purchase date (the exercise date). Employees generally were not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period. This plan was suspended effective July 19, 2006 due to the stock options investigation. For all participants electing to stay in the plan, contributions made through that date are being held and will be applied towards the first purchase date subsequent to the reinstatement of the plan. It is the Company’s intention to reinstate this plan as soon as practicable after it is current on its filings with the Securities and Exchange Commission. No further offerings will be made under this plan and the plan will terminate effective with the October 31, 2007 purchase date in accordance with its governing documents.

Due to the fact that the 1997 Purchase Plan was suspended effective July 19, 2006, no purchases were made subsequent to the most recent purchase date of April 30, 2006. Under the 1997 Purchase Plan, the Company did not issue any shares of Common Stock in the three months ended June 30, 2007 or 2006. As of June 30, 2007, there were 1,391,180 shares available for issuance under the 1997 Plan. The majority of these shares are not expected to be issued. Any shares not used in the October 31, 2007 purchase will expire according to the plan’s terms.

The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the exercise date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date. There have been no offerings under this plan and as such there has been no shares issued under this plan. As of June 30, 2007, there were 1,600,000 shares available for issuance under this Plan. The first offering under this plan will be made as soon as practicable after the Company has become current with its SEC filings and the underlying shares have been registered with the SEC.

As of June 30, 2007, there was $0.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP Plans. That cost is expected to be recognized over four months.

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

During the six months ended June 30, 2007, 81,248 contingent unvested options were forfeited. The forfeitures of the contingent unvested options are included in the forfeitures in the table summarizing stock option activity in Note 6, “Employee Stock Option Plans.”

As of June 30, 2007, there were 640,598 contingent unvested options. As per above, none are expected to vest.

Nonvested Equity Stock and Stock Units

On February 1, 2006, Rambus entered into an amended and restated employment agreement with its then Senior Vice President and General Counsel, John Danforth. Pursuant to the terms of the Agreement, Mr. Danforth was granted 36,603 and 26,780 nonvested equity stock units on February 1, 2006 and May 2, 2006, respectively. The nonvested equity stock units were valued at fair market value at the date of grant, assuming no shares would be forfeited, giving each a valuation of $1.0 million which will be attributed to expense over the 21 and 18 month vesting periods beginning February 1, 2006 and May 2, 2006, respectively. For the three and six months ended June 30, 2007, Rambus recorded stock-based compensation expense of approximately $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2006, Rambus recorded stock-based compensation expense of approximately $0.3 million and $0.4 million, respectively. Unrecognized stock-based compensation cost related to these grants was $0.4 million at June 30, 2007.

On April 11, 2006, Rambus granted its Chief Financial Officer, Satish Rishi, 40,000 shares of nonvested equity stock at an exercise price of $.001 per share. These shares are not transferable until vested and any unvested shares are subject to repurchase upon termination. The nonvested equity stock grant was valued at fair market value at the date of grant, assuming no shares would be forfeited, giving it a valuation of $1.6 million which will be attributed to expense over the 4 year vesting period beginning April 11, 2006. For the three and six months ended June 30, 2007, Rambus recorded stock-based compensation expense of approximately $0.1 million and $0.2 million, respectively, related to this grant. For the three and six months ended June 30, 2006, Rambus recorded stock-based compensation expense of approximately $0.1 million related to this grant. Unrecognized stock-based compensation cost related to this grant was $1.1 million at June 30, 2007.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2007:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2006	73,770	$36.14
Granted	—	—
Vested	(24,384)	33.75
Forfeited	—	—

Nonvested at June 30, 2007	49,386	$37.32

Share Repurchase Program

In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. As of June 30, 2007, Rambus had repurchased a cumulative total of 13.2 million shares of its Common Stock at an average price per share of $13.95 since the commencement of this program. As of June 30, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the recently completed stock option investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. Therefore, there were no repurchases during the six months ended June 30, 2007. The Company will not repurchase additional shares until after it has become current with its SEC filings.

Rambus records stock repurchases as a reduction to stockholders' equity. As prescribed by APB Opinion No. 6, "Status of Accounting Research Bulletins," Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

8. Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with, Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” (“SFAS 128”). Basic earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible debt is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(2,720)	$6,109	$(6,608)	$6,761

Denominator:
Weighted average shares used to compute basic EPS	103,820	103,414	103,820	102,285
Dilutive potential shares from stock options, ESPP, restricted stock and restricted stock units	—	7,081	—	7,619

Weighted average shares used to compute diluted EPS	103,820	110,495	103,820	109,904

Earnings per share:
Basic	$(0.03)	$0.06	$(0.06)	$0.07
Diluted	$(0.03)	$0.06	$(0.06)	$0.06

For all periods presented, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during the period. For the three months ended June 30, 2007 and 2006, options to purchase approximately 10.0 and 4.8 million shares, respectively, and for the six months ended June 30, 2007 and 2006, options to purchase approximately 10.9 and 4.8 million shares, respectively, were excluded from the calculation because they were antidilutive after considering proceeds from exercise, taxes, and related unamortized compensation. For the three and six months ended June 30, 2007, an additional 3.6 million shares that would be dilutive have been excluded from weighted diluted EPS because there is a net loss for the period.

9. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Three customers accounted for 21%, 16% and 14% of revenues in the three months ended June 30, 2007. Three customers accounted for 20%, 12% and 12% of revenues in the three months ended June 30, 2006. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenues from customers in the following geographic regions were recognized as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Japan	$32,185	$25,517	$68,366	$49,335
North America	7,521	17,168	13,861	34,443
Taiwan	50	200	150	350
Korea	62	109	486	284
Europe	7,725	6,450	14,830	12,377

	$47,543	$49,444	$97,693	$96,789

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. At June 30, 2007, of the $25.8 million of total long-lived assets, approximately $20.7 million are located in the United States and $4.3 million are located in India.

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

11. Amortizable Intangible Assets

The components of the Company’s intangible assets as of June 30, 2007 and December 31, 2006 were as follows:

(In thousands)	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,911	$(3,781)	$6,130
Intellectual property	10,084	(6,495)	3,589
Customer contracts and contractual relationships	8,000	(2,898)	5,102
Existing technology	2,700	(1,491)	1,209
Non-competition agreement	100	(73)	27

	$30,795	$(14,738)	$16,057

(In thousands)	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,911	$(3,202)	$6,709
Intellectual property	10,084	$(5,232)	4,852
Customer contracts and contractual relationships	8,000	(2,454)	5,546
Existing technology	2,700	(1,153)	1,547
Non-competition agreement	100	(57)	43

	$30,795	$(12,098)	$18,697

Amortization expense for intangible assets for the three and six months ended June 30, 2007 was $1.3 million and $2.6 million, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2007 was as follows (amounts in thousands):

Fiscal year ending December 31:	Amount
2007 (remaining 6 months)	$2,641
2008	4,346
2009	2,948
2010	1,916
2011	1,593
Thereafter	2,613

$16,057

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

The convertible notes are carried at par at June 30, 2007 and December 31, 2006 due to the cash settlement feature. The convertible notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the convertible notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

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

During 2005, Rambus repurchased $140.0 million face value of the outstanding convertible notes, for a price of approximately $113.0 million, leaving a net balance of $160.0 million at December 31, 2005. These repurchases were financed from Rambus’ investment portfolio. At the time of the issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets related to these repurchases, which was subsequently reduced to $4.2 million. Amortization of note issuance costs was $0.2 million and $0.4 million for the three and six months ended June 30, 2006. There is no amortization of note issuance costs in 2007 due to the acceleration of the remaining amortization into the fourth quarter of 2006 in connection with the notice of acceleration relative to the convertible notes as discussed below.

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

As of December 31, 2006, Rambus had reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. In addition, all remaining related issuance costs of approximately $2.4 million were accelerated into the quarter ended December 31, 2006, such that no unamortized note issuance costs remained outstanding as of December 31, 2006. As of June 30, 2007, the convertible notes are classified as current liabilities as the Company continued to be delinquent in its SEC filings.

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

On September 21, 2007, Rambus filed a motion to strike Micron’s demand that certain of its claims and affirmative defenses be tried to a jury in the January 22, 2008 trial. Micron filed an opposition on October 5, 2007, and Rambus filed a reply on October 12, 2007. A hearing on this motion is scheduled for October 26, 2007.

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

As discussed more fully in Note 12, “Convertible Notes,” the Company has $160.0 million zero coupon convertible senior notes (the “convertible notes”) outstanding at June 30, 2007.

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

In connection with the notice in October 2006 of the purported event of default, the Company reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. As of June 30, 2007, the convertible notes are classified as current liabilities. See Note 12, “Convertible Notes,” for a detailed discussion of this matter.

In connection with certain German litigation, the German courts have requested that the Company set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.7 million is restricted as to withdrawal, managed by a third party subject to certain limitations under our investment policy and included in restricted cash to cover the German court requirements.

As of June 30, 2007, Rambus’ material contractual obligations are:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (2)
Operating Leases	$20,397	$6,444	$11,421	$2,532	$—
Convertible Debt	160,000	160,000	—	—	—
Purchased software and licenses (1)	3,409	3,383	26	—	—

Total	$183,806	$169,827	$11,447	$2,532	$—

(1)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2007, which are also recorded on Rambus’ balance sheet under current and other long-term liabilities.
(2)	The above table does not reflect possible payments in connection with income tax contingencies associated with FIN 48. As noted below, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Compensation Committee approved the granting of a total of 160,000 restricted stock units (“RSUs”) to executives in December 2006 and February 2007. These RSUs will be granted as soon as practicable after the Company becomes current with its SEC filings and registers its 2006 Equity Incentive Plan under which these units would be granted.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of June 30, 2007 or December 31, 2006.

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions under investigation in 2006. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers and recognize the expense in the statements of operations. As of June 30, 2007, the Company had made payments of approximately $4.4 million on their behalf, including $2.1 million in the quarter ended June 30, 2007.

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of June 30, 2007 or December 31, 2006. Rambus assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

As of June 30, 2007, the Company had $12.7 million of unrecognized tax benefits, including $7.4 million in long-term deferred tax assets, net of approximately $2.3 million of federal tax benefits. The additional unrecognized tax benefits recorded in 2007 are included in long-term taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At January 1, 2007 and June 30, 2007, an insignificant amount of interest and penalties are included in long-term taxes payable.

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

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding revenues, expenses and results of operations. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the “Special Note Regarding Forward-Looking Statements,” Part II, Item 1A, “Risk Factors,” and below. We assume no obligation to update the forward-looking statements or such risk factors.

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

Business Overview

We design, develop and license chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the time-to-market, performance and cost-effectiveness of our customers' semiconductor and system products for computing, communications and consumer electronics applications.

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

We have a high degree of revenue concentration, with our top five licensees representing 68% and 69% of our revenues for the three and six months ended June 30, 2007, respectively. This compares with the three and six months ended June 30, 2006, in which revenues from our top five licensees accounted for approximately 63% and 64% of our revenues, respectively. For the three months ended June 30, 2007, revenues from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenues. For the three months ended June 30, 2006, revenues from Elpida, Qimonda and Intel each accounted for 10% or more of total revenues.

Our revenue from companies headquartered outside of the United States accounted for 84% and 86% of our total revenues for the three and six months ended June 30, 2007, respectively, as compared to 65% and 64% for the three and six months ended June 30, 2006, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.

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

We expect that revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. To date, all of the revenues from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees' sales to systems companies are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Contract revenues	17.6%	15.7%	15.1%	13.9%
Royalties	82.4	84.3	84.9	86.1

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of contract revenues *	14.5	19.3	13.4	17.4
Research and development *	39.1	32.0	43.0	35.0
Marketing, general and administrative *	52.1	66.5	50.9	59.7
Costs of restatement and related legal activities	15.7	3.8	14.8	2.0

Total costs and expenses	121.4	121.6	122.1	114.1

Operating loss	(21.4)	(21.6)	(22.1)	(14.1)
Interest and other income, net	11.9	8.2	11.1	7.8

Loss before income taxes	(9.5)	(13.4)	(11.0)	(6.3)
Benefit from income taxes	(3.8)	(25.7)	(4.3)	(13.3)

Net income (loss)	(5.7)%	12.3%	(6.7)%	7.0%

* Includes stock-based compensation:
Cost of contract revenues	3.5%	5.1%	2.8%	4.7%
Research and development	6.8	6.1	6.8	7.4
Marketing, general and administrative	11.4	7.7	10.6	9.0

Total stock-based compensation	21.7%	18.9%	20.2%	21.1%

The following table presents total revenues for contract revenues and royalties:

	Three Months Ended June 30,		Variance in Dollars	Variance in Percent	Six Months Ended June 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Total Revenues
Contract revenues	$8.4	$7.7	$0.7	9.1%	$14.8	$13.4	$1.4	10.4%
Royalties	39.1	41.7	(2.6)	(6.2)%	82.9	83.4	(0.5)	(0.6)%

Total revenues	$47.5	$49.4	$(1.9)	(3.8)%	$97.7	$96.8	$0.9	0.9%

Contract Revenue

Percentage-of-Completion Contracts

Percentage of completion contract revenue increased approximately $2.3 million and $2.1 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase in percentage of completion contract revenue for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was due to increased revenue from leadership and industry standard chip interface contracts. We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

Other contracts revenue decreased approximately $1.7 million and $0.7 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 primarily due to decreased revenue from industry standard chip interface contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.

Royalty Revenues

Patent Licenses

In the three and six months ended June 30, 2007, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties increased approximately $4.9 million and $14.3 million for SDR and DDR-compatible products in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to increased revenue from Fujitsu.

As of June 30, 2007, we had both variable and fixed royalty agreements for our SDR and DDR-compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We are recognizing royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payable because the contractual terms of the agreement provide for payments on an extended term basis. We expect to recognize royalty revenues of $15.0 million in fiscal years 2007 through 2009 and $11.3 million in the fiscal year 2010 under the AMD agreement. The AMD agreement provides a license of our patented technology used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

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

There was no royalty revenue recorded from the Intel patent cross-license in the three and six months ended June 30, 2007 because the term of the agreement expired in June 2006, but it represented the second largest source of royalties in the three months ended June 30, 2006. Royalties under this agreement decreased by approximately $10.0 million and $20.0 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

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

Product Licenses

In the three and six months ended June 30, 2007, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased approximately $3.9 million and $7.2 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. This increase was primarily due to higher FlexIO and XDR royalties associated with the Sony PLAYSTATION®3 product and higher DDR royalties. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

In the three and six months ended June 30, 2007, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased $1.3 million and $2.0 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. RDRAM is approaching end-of-life and in the future, we expect RDRAM royalties will continue to decline.

Engineering expenses:

	Three Months Ended June 30,		Variance in Dollars	Variance in Percent	Six Months Ended June 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Engineering expenses
Cost of contract revenues	$5.3	$7.0	$(1.7)	(24.3)%	$10.4	$12.4	$(2.0)	(16.1)%
Stock-based compensation	1.6	2.5	(0.9)	(36.0)%	2.7	4.5	(1.8)	(40.0)%

Total cost of contract revenues	6.9	9.5	(2.6)	(27.4)%	13.1	16.9	(3.8)	(22.5)%
Percentage of total revenues	14.5%	19.3%			13.4%	17.4%

Research and development expenses	15.4	12.8	2.6	20.3%	35.4	26.7	8.7	32.6%
Stock-based compensation	3.2	3.0	0.2	6.7%	6.6	7.2	(0.6)	(8.3)%

Total research and development expenses	18.6	15.8	2.8	17.7%	42.0	33.9	8.1	23.9%
Percentage of total revenues	39.1%	32.0%			43.0%	35.0%

Total engineering expenses	$25.5	$25.3	$0.2	0.8%	$55.1	$50.8	$4.3	8.5%

Percentage of total revenues	53.6%	51.3%			56.4%	52.4%

Total engineering expenses increased 0.8% and 8.5% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase for the three months was primarily due to increased salary expense of approximately $1.0 million associated with an increase in headcount offset in part by a decrease in total stock-based compensation expense of $0.7 million. The increase for the six months was primarily due to expenses associated with tax reimbursement expenses of approximately $4.1 million and increased salary expense of approximately $2.0 million associated with an increase in headcount offset in part by a decrease in total stock-based compensation expense of $2.4 million. The tax reimbursement expenses are associated with the Company’s decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.

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

Marketing, general and administrative expenses:

	Three Months Ended June 30,		Variance in Dollars	Variance in Percent	Six Months Ended June 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Marketing, general and administrative expenses
Marketing, general and administrative	$12.7	$12.1	$0.6	5.0%	$27.6	$23.6	$4.0	16.9%
Litigation expense	6.7	17.0	(10.3)	(60.6)%	11.7	25.5	(13.8)	(54.1)%
Stock-based compensation	5.4	3.8	1.6	42.1%	10.4	8.7	1.7	19.5%

Total marketing, general and administrative expenses including stock-based compensation	$24.8	$32.9	$(8.1)	(24.6)%	$49.7	$57.8	$(8.1)	(14.0)%

Percentage of total revenues	52.1%	66.5%			50.9%	59.7%

Total marketing, general and administrative expenses decreased 24.6% and 14.0% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The decrease for the three months ended June 30, 2007 was primarily due to lower litigation expenses associated with a bonus paid to a law firm in 2006 of approximately $10.0 million, offset in part by an increase in total stock-based compensation expense of $1.6 million. The decrease for the six months was primarily due to lower litigation expenses associated with a bonus paid to a law firm in 2006 of approximately $10.0 million and delays in litigation in 2007 of approximately $3.8 million, offset in part by increased expenses associated with tax reimbursement expenses associated with Internal Revenue Code Section 409A of approximately $2.5 million, increased stock-based compensation expense of $1.7 million and increased salary expense of approximately $1.4 million associated with increased headcount. The tax reimbursement expenses are associated with the Company’s decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.

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

Costs of restatement and related legal activities:

	Three Months Ended June 30,		Variance in Dollars	Variance in Percent	Six Months Ended June 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Costs of restatement and related legal activities	$7.5	$1.9	$5.6	294.7%	$14.5	$1.9	$12.6	663.2%
Percentage of total revenues	15.7%	3.8%			14.8%	2.0%

Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006 stock option investigation. Costs of restatement and related legal activities increased for the three and six months ended June 30, 2007 because the independent investigation regarding the granting of stock options commenced in May 2006. We anticipate that there could be additional costs relating to these matters in the future.

Interest and other income, net:

	Three Months Ended June 30,		Variance in Dollars	Variance in Percent	Six Months Ended June 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Interest and other income, net	$5.7	$4.1	$1.6	39.0%	$10.9	$7.5	$3.4	45.3%
Percentage of total revenues	11.9%	8.2%			11.1%	7.8%

Interest and other income, net consists primarily of interest income generated from investments in high quality fixed income securities. Interest and other income, net increased as compared to the same periods in 2006 primarily due to an increase in interest income as a result of higher investment yields and higher average cash and investment balances. In addition, the three and six months ended June 30, 2006 include amortization of note issuance costs of $0.2 million and $0.4, respectively, related to the convertible notes. Note issuance costs were fully amortized as of December 31, 2006.

In the future, we expect that interest and other income, net will vary from period to period based on the amount of cash and marketable securities and interest rates.

Benefit from income taxes:

	Three Months Ended June 30,		Variance in Dollars	Six Months Ended June 30,		Variance in Dollars
(Dollars in millions)	2007	2006		2007	2006
Benefit from income taxes	$(1.8)	$(12.7)	$10.9	$(4.2)	$(12.8)	$8.6
Effective tax rate	(39.7%)	(192.3%)

In the three months ended June 30, 2007, our effective tax rate was (39.7%) as compared with a rate of (192.3%) for the same period in 2006. The effective tax rate for the three months ended June 30, 2007 differed from the statutory rate primarily due to research and development tax credits, stock compensation expense related to our officers and employees, state income taxes and foreign income taxes. The effective tax rate for the three months ended June 30, 2006 differed from the statutory rate primarily due to research and development tax credits, stock compensation expense related to our officers and employees, state income taxes and foreign income taxes.

As of June 30, 2007, our balance sheet included net deferred tax assets of approximately $117.7 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses, litigation expenses, net operating loss carryovers and tax credits.

The ability to realize our net deferred tax assets is dependent on sufficient levels of future taxable income and other factors. We regularly assess all available evidence, both positive and negative, to determine the realizability of our deferred tax assets and have concluded it is more likely than not that such assets will be realized.

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

Liquidity and Capital Resources

(In millions)	June 30, 2007	December 31, 2006
Cash and cash equivalents	$87.1	$73.3
Marketable securities	351.0	351.1
Marketable securities, long-term	3.5	12.0

Total cash, cash equivalents, and marketable securities	$441.6	$436.4

	Six Months Ended June 30,
(In millions)	2007	2006
Net cash provided by operating activities	$18.5	$33.1
Net cash provided by investing activities	$2.6	$9.4
Net cash (used in) provided by financing activities	$(7.4)	$36.1

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

Our positive cash flows from operating activities of $18.5 million for the six months ended June 30, 2007 were primarily attributable to a net loss of $6.6 million, which included $14.5 million for the costs of restatement and related legal expenses, offset for non-cash items including stock-based compensation expense of $19.7 million, depreciation and amortization of $8.5 million, reduced by cash outflows of $3.1 million primarily from changes in our working capital, excluding cash. Non-cash working capital changes primarily included a $9.4 million increase to prepaid assets, deferred taxes and other assets (primarily related to the increase of $4.2 million in deferred tax asset resulting from our operating loss, and $3.4 million in prepaid software maintenance agreements), $14.8 million decrease in deferred revenue, a $0.8 million increase in accounts receivable, offset by a $12.3 million increase in deferred revenue and a $9.6 million increase in accounts payable and accrued liabilities due to capitalized software license maintenance agreements, and restatement and related legal expenses.

Cash provided by investing activities for the six months ended June 30, 2007 primarily consisted of proceeds from the maturities of available-for-sale investments of $386.3 million, partially offset by purchases of available-for-sale investments of $377.4 million, and additional consideration paid on the acquisition of GDA. During the six months ended June 30, 2007, we spent $5.6 million on capital expenditures during the six months ended June 30, 2007, compared to $7.2 million in the six months ended June 30, 2006. The decrease was due primarily to completion of capital equipment purchases and improvements to our Bangalore, India facility.

Net cash used by financing activities was $7.4 million for the six months ended June 30, 2007. We repaid approximately $7.4 million against installment payment plans used to acquire capitalized software and related maintenance agreements. No other financing activities occurred in the quarter primarily due to the stock option investigation and restatement, during which the Company suspended its common stock repurchase program and suspended employee stock option exercises and purchases under its employee stock purchase plan. In the same six month period in 2006, net cash provided from financing activities was $36.1 million. We received proceeds from the issuance of stock from the exercise of stock options of $57.5 million, paid $0.4 million under an installment arrangement, and we repurchased and retired $21.0 million of our common stock.

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

As discussed more fully in Note 12, “Convertible Notes” of the Notes to the Unaudited Condensed Consolidated Financial Statements, we have $160.0 million zero coupon convertible senior notes (the “convertible notes”) outstanding at June 30, 2007.

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

In connection with the notice in October 2006 of the purported event of default, we reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. As of June 30, 2007, the convertible notes are classified as current liabilities. See Note 12, “Convertible Notes” of the Notes to the Unaudited Condensed Consolidated Financial Statements for a detailed discussion of this matter.

In connection with certain German litigation, the German courts have requested that we set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.7 million is restricted as to withdrawal, managed by a third party subject to certain limitations under our investment policy and included in restricted cash to cover the German court requirements.

As of June 30, 2007, our material contractual obligations are:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (2)
Operating Leases	$20,397	$6,444	$11,421	$2,532	$—
Convertible Debt	160,000	160,000	—	—	—
Purchased software and licenses (1)	3,409	3,383	26	—	—

Total	$183,806	$169,827	$11,447	$2,532	$—

(1)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2006 which are also recorded on our balance sheet under current and other long-term liabilities.
(2)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48. As noted in Note 14, “Commitments and Contingencies,” of the Notes to the Unaudited Condensed Consolidated Financial Statements, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

Share Repurchase Program

In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. As of June 30, 2007, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. As of June 30, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the recently completed stock option investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. Therefore, there were no repurchases during the three months ended June 30, 2007. We will not repurchase additional shares until after we are current with our SEC filings.

We record stock repurchases as a reduction to stockholders' equity. As prescribed by APB Opinion No. 6, "Status of Accounting Research Bulletins," we record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

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

Our critical accounting policies and estimates for the quarter ended June 30, 2007 differed from those set out in our Annual Report on Form 10-K for the year ended December 31, 2006 due to our adoption on January 1, 2007 of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. As a result of the adoption of FIN 48, our unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease of $0.3 million to the opening balance of accumulated deficit. In addition, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term taxes payable. The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our condensed consolidated balance sheets, statements of operations and statements of cash flows.

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

We invest our cash equivalents and short-term investments in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, Repurchase Agreements, Commercial Paper and Bankers’ Acceptance. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2007, we had an investment portfolio of fixed income marketable securities of $354.5 million excluding cash and cash equivalents. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of our portfolio.

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of sales development offices of from 3 to 11 people in any one country and one design center in India. We monitor our foreign currency exposure; however, as of June 30, 2007, our foreign currency exposure is not material enough to warrant foreign currency hedging.

Item 4.	Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

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

Consequently, we concluded that as of December 31, 2006, we had a material weakness in our internal control over financial reporting.

Because of this material weakness which we are still in the process of remediating, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007, based on the criteria established in “Internal Control—Integrated Framework” issued by the COSO. We have undertaken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15(d)–15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those activities described further below.

Implemented or Planned Remedial Actions of the Material Weakness

Subsequent to the quarter ended June 30, 2007, as of the date of this filing, in response to the identification of the material weakness described above, management has initiated the following corrective actions:

•

We have hired a new VP of Finance, with experience in public accounting as well as senior accounting roles in a public company, who will oversee all of our accounting functions and we intend to add additional experienced personnel in accounting.

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

As explained in more detail in Note 13, “Litigation and Asserted Claims” of this Quarterly Report on this Form 10-Q, the FTC remedy order sets various limitations on the maximum royalties that we can collect on the manufacture, use or sale in the United States of certain JEDEC-compliant parts after the Order became effective on April 12, 2007. We have provided our licensees with the FTC Orders, we have communicated these limitations as appropriate, and we are using our best efforts to ensure that amounts in excess of these royalties are placed into an FTC approved escrow account or held by our licensees pursuant to a contingent contractual agreement as per the requirements of the Order. There can be no assurance that, despite our best efforts to comply with the FTC's Orders, the FTC will interpret its orders in the same way, or that any differences will not cause changes, delays or further restatements to our licensing revenue.

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

For the three and six months ended June 30, 2007, revenues from our top five licensees accounted for approximately 68% and 69% of our revenues, respectively. For the three and six months ended June 30, 2006, revenues from our top five licensees accounted for approximately 63% and 64% of our revenues, respectively. For the three and six months ended June 30, 2007, revenues from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenues. For the three and six months ended June 30, 2006, revenues from Qimonda, Intel and Elpida each accounted for 10% or more of our total revenues. We may continue to experience significant revenue concentration for the foreseeable future.

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

For the three and six months ended June 30, 2007 royalties accounted for 82% and 85% of our total revenues, respectively, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are only recognized if collectibility is reasonably assured. As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

A substantial portion of our revenues is derived from sources outside of the United States and these revenues and our business generally are subject to risks related to international operations that are often beyond our control.

For the three and six months ended June 30, 2007, revenues from our sales to international customers constituted approximately 84% and 86% of our total revenues, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

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

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the convertible notes under such instruments and in some cases acceleration of any future debt under instruments that may contain cross-default or cross-acceleration provisions. For instance, as a result of the stock option investigation, in July 2007, the trustee of the convertible notes accelerated the convertible notes due to an alleged event of default that had occurred under the convertible notes because of our non-compliance with the SEC reporting covenant. While the trustee subsequently rescinded this acceleration and waived all existing events of default under the indenture governing the convertible notes, and any required repayment would lower our current cash on hand such that we would not have those funds available for the use in our business.

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

On August 17, 2006, we received a notice of default from U.S. Bank National Association, as trustee (the “Trustee”) for the Company’s Zero Coupon Convertible Senior Notes (the “convertible notes”). The notice asserted that our failure to file our Form 10-Q for the quarter ended June 30, 2006 constituted a default under Sections 7.2 and 14.1 of the Indenture, dated as of February 1, 2005 between Rambus and the Trustee (the “Indenture”). The notice stated that per Section 9.1 of the Indenture, if we did not cure the default within sixty days of August 17, 2006, an event of default would occur. On October 25, 2006, we received a notice from the Trustee stating that since the Company had not cured the default that had been asserted by the Trustee within the sixty-day cure period, an event of default had in fact occurred as of October 16, 2006. On January 22, 2007, we received an additional notice of default from the Trustee relating to our failure to file its Form 10-Q for the quarter ended September 30, 2006. On July 31, 2007, we received a notice of acceleration from the Trustee stating that under direction received from holders of more than 25% in aggregate principal amount of the outstanding convertible notes, the Trustee was declaring the unpaid principal plus accrued interest and unpaid liquidated damages immediately due and payable.

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

We plan to hold our 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”) at 10:00 a.m., local time, on Wednesday, December 19, 2007, at the Westin Hotel, 675 El Camino Real, Palo Alto, California 94301. Stockholders of record as of the close of business on November 21, 2007 are entitled to notice and to vote at the 2007 Annual Meeting.

The 2007 Annual Meeting date constitutes a change of more than 30 days from the anniversary of our 2006 Annual Meeting of Stockholders. As a result, pursuant to the Securities Exchange Act of 1934, as amended, we have set a new deadline for the receipt of stockholder proposals submitted for inclusion in our proxy materials for the 2007 Annual Meeting. Taking into consideration the time and process for addressing any deficiencies in proposals that may be submitted, we have determined that the new deadline for delivering stockholder proposals to us will be the close of business on October 27, 2007. Such proposals should be delivered to: Rambus Inc., 4440 El Camino Real, Los Altos, CA 94022, Attention: Secretary. We recommend that such proposals be sent by certified mail, return receipt requested. Such proposals also will need to comply with the rules of the Securities and Exchange Commission regarding the inclusion of stockholder proposals in our proxy materials and may be omitted if not in compliance with applicable requirements.

In accordance with the requirements for advance notice set forth in our bylaws, in order for a stockholder proposal to be submitted or a director nomination to be considered timely, such proposal or nomination must be received by our corporate secretary at 4440 El Camino Real, Los Altos, CA 94022 by the close of business on October 27, 2007.

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