Form 10-Q
period 2007-09-30
RAMBUS INC
filed 2007-11-07
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 103,820,383 as of October 15, 2007.

RAMBUS INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Outcome and effect of current and potential future intellectual property litigation;

•

Resolution of the Federal Trade Commission (the “FTC”) and European Commission matters involving us, including the implementation and resolution of the FTC mandated maximum allowable royalties for certain of our contracts;

•	Accounting, tax, regulatory, legal and other outcomes and effects of the stock option investigation;

•	Consequences of the derivative, class-action and other lawsuits related to the stock option investigation;

•	The actions of our Special Litigation Committee;

•	Actions of governmental authorities and other regulators, including Nasdaq, the SEC and the IRS;

•	Sources, amounts, timing and concentration of revenue, including royalties;

•	Product development;

•	Improvements in technology;

•	Engineering, marketing and general and administration expenses;

•	Litigation expenses;

•	Success in the markets of our or our licensees’ products;

•	Terms of our licenses;

•	Success in renewing license agreements;

•	Pricing policies of our licensees;

•	Sources of competition;

•	Protection of intellectual property;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Indemnification and technical support obligations;

•	Likelihood of paying dividends;

•	Cash and cash equivalents position;

•	Lease commitments;

•	Ability to attract and retain qualified personnel;

•	Internal control environment;

•	Adoption of new accounting pronouncements;

•	Trading price of our Common Stock;

•	Continued listing of our Common Stock on The Nasdaq Global Select Market;

•	Operating results;

•	Realization of deferred tax assets;

•	Accounting estimates and procedures;

•	The level and terms of our outstanding debt;

•	Interest and other income, net;

•	Effective tax rates;

•	Amortization of intangible assets; and

•	Planned remediation of the material weakness in internal control over financial reporting.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$269,258	$73,304
Marketable securities	175,733	351,055
Accounts receivable	2,167	846
Unbilled receivables	1,014	1,748
Deferred and prepaid taxes	11,703	11,388
Prepaids and other current assets	5,757	4,403

Total current assets	465,632	442,744
Marketable securities, long-term	—	11,982
Restricted cash	2,231	2,287
Deferred taxes, long-term	110,648	98,193
Intangible assets, net	14,764	18,697
Property and equipment, net	24,140	26,019
Goodwill	4,454	3,315
Other assets	3,084	1,380

Total assets	$624,953	$604,617

LIABILITIES
Current liabilities:
Accounts payable	$14,258	$10,429
Accrued salaries and benefits	9,564	12,788
Accrued litigation expenses	25,311	23,143
Other accrued liabilities	7,604	5,878
Convertible notes	—	160,000
Deferred revenue	5,510	6,003
Income taxes payable	433	197

Total current liabilities	62,680	218,438
Convertible notes	160,000	—
Deferred revenue, less current portion	19	1,554
Long-term income taxes payable	3,136	—
Other long-term liabilities	1,276	2,337

Total liabilities	227,111	222,329

Commitments and contingencies (see notes 13 and 14)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 103,820,383 shares at September 30, 2007 and December 31, 2006	104	104
Additional paid-in capital	577,856	550,210
Accumulated deficit	(180,170)	(167,396)
Accumulated other comprehensive income (loss)	52	(630)

Total stockholders’ equity	397,842	382,288

Total liabilities and stockholders’ equity	$624,953	$604,617

See Notes to Unaudited Condensed Consolidated Financial Statements.

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Revenue:
Contract revenues	$6,388	$4,422	$21,145	$17,831
Royalties	35,327	41,523	118,263	124,903

Total revenues	41,715	45,945	139,408	142,734

Costs and expenses:
Cost of contract revenues*	5,781	6,121	18,878	23,010
Research and development*	18,312	17,695	60,339	51,553
Marketing, general and administrative*	29,914	24,114	79,657	81,869
Costs of restatement and related legal activities	4,169	23,796	18,631	25,690

Total costs and expenses	58,176	71,726	177,505	182,122

Operating loss	(16,461)	(25,781)	(38,097)	(39,388)
Interest and other income, net	5,645	4,472	16,496	11,993

Loss before income taxes	(10,816)	(21,309)	(21,601)	(27,395)
Provision for (benefit from) income taxes	(4,318)	1,337	(8,495)	(11,510)

Net loss	$(6,498)	$(22,646)	$(13,106)	$(15,885)

Net loss per share:
Basic	$(0.06)	$(0.22)	$(0.13)	$(0.15)

Diluted	$(0.06)	$(0.22)	$(0.13)	$(0.15)

Weighted average shares used in per share calculations:
Basic	103,820	103,792	103,820	102,792

Diluted	103,820	103,792	103,820	102,792

*Includes stock-based compensation:
Cost of contract revenues	$1,333	$1,844	$4,069	$6,350
Research and development	$3,190	$4,269	$9,821	$11,442
Marketing, general and administrative	$4,138	$4,366	$14,512	$13,045

See Notes to Unaudited Condensed Consolidated Financial Statements.

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(13,106)	$(15,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	28,402	30,837
Depreciation	8,635	8,284
Amortization of intangible assets and note issuance costs	3,963	4,512
Loss on disposal of assets	—	99
Tax shortfall from equity incentive plans	—	(112)
Change in operating assets and liabilities:
Accounts receivable and unbilled receivables	(587)	(486)
Prepaids, deferred taxes and other assets	(12,798)	(13,444)
Accounts and income taxes payable, accrued salaries and benefits, and other accrued liabilities	7,606	25,155
Increases in deferred revenue	19,117	16,493
Decreases in deferred revenue	(21,145)	(16,455)

Net cash provided by operating activities	20,087	38,998

Cash flows from investing activities:
Purchases of property and equipment and leasehold improvements	(6,756)	(8,754)
Purchase of intangible assets	(30)	(300)
Cash paid for acquisition of business	(1,139)	(1,000)
Purchases of marketable securities	(428,219)	(73,763)
Maturities of marketable securities	616,059	101,007
(Increase) decrease in restricted cash	56	(2)

Net cash provided by investing activities	179,971	17,188

Cash flows from financing activies:
Payments under installment arrangement	(4,250)	(400)
Net proceeds from issuance of Common Stock under equity incentive plans	—	57,559
Repurchase of Common Stock	—	(20,955)

Net cash (used in) provided by financing activities	(4,250)	36,204

Effect of exchange rates on cash and cash equivalents	146	(10)

Net increase in cash and cash equivalents	195,954	92,380
Cash and cash equivalents at beginning of period	73,304	42,391

Cash and cash equivalents at end of period	$269,258	$134,771

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

As a result of the adoption of FIN 48 on January 1, 2007, the Company’s unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term income taxes payable. The Company’s policy of including interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes did not change as a result of adopting the provisions of FIN 48.

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

Product licenses. Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that Rambus provides to its customers under product license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements upon notification from the licensee and only if collectibility is assured.

On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties Rambus can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). The Company is using its best efforts to comply with these orders. Amounts in excess of MAR that are subject to the order are excluded from revenue. To date, such amounts have not been significant. Depending on the final resolution of the appeal, the Company may or may not be able to recognize any excess amounts as additional revenue.

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

4. Comprehensive Loss

Rambus’ comprehensive loss consists of its net loss plus other comprehensive income (loss) consisting of foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of taxes.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net loss	$(6,498)	$(22,646)	$(13,106)	$(15,885)
Other comprehensive income (loss):
Foreign currency translation adjustments	114	(11)	146	(10)
Unrealized gain on marketable securities, net of tax	217	820	536	711

Other comprehensive income	331	809	682	701

Total comprehensive loss	$(6,167)	$(21,837)	$(12,424)	$(15,184)

5. Stock-Based Compensation

For the nine months ended September 30, 2007 and 2006, the Company maintained stock plans covering a broad range of potential equity grants including stock options, restricted stock, performance stock and stock units. In addition, the Company sponsors Employee Stock Purchase Plans, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 6, “Employee Stock Option Plans,” for a detailed description of the Company’s plans.

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

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchase grants, and other equity grants under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$8,816	$9,898	$27,393	$28,997
Employee stock purchase plan	(575)	170	(241)	978
Nonvested equity stock and equity stock units	420	411	1,250	862

Total stock-based compensation expense	8,661	10,479	28,402	30,837
Tax effect on the stock-based compensation expense	3,387	4,060	11,029	11,791

Net effect of stock-based compensation expense on results of operations	$5,274	$6,419	$17,373	$19,046

Stock Options: During the three and nine months ended September 30, 2007, Rambus granted 108,500 and 2,867,950 stock options, respectively, with an estimated total grant-date fair value of $0.9 million and $35.2 million, respectively. During the three and nine months ended September 30, 2007, Rambus recorded stock-based compensation expense related to stock options of $8.8 million and $27.4 million, respectively, for all unvested options granted prior to and after the adoption of SFAS 123(R), including the modification charge for the extension of expiring options discussed below.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2007 includes a charge resulting from the Company’s modifying the terms of 33 and 138 stock option grants, respectively, by offering an extension of time to exercise. An additional charge was taken during the nine-month period to extend the time of the extension of the 59 grants previously extended in 2006. Because the Company suspended all stock option exercises as of July 19, 2006 in connection with the stock option investigation, substantially all of the Company’s employees and directors whose options were expiring and terminating employees whose remaining time to exercise vested options would have expired were given extensions of time to exercise those options during the period that their options approached expiration. The total modification charge of $0.4 million and $3.2 million during the three and nine months ended September 30, 2007, respectively, is included in the above table under the caption “Employee stock options.”

There were no option exercises in the first nine months of 2007. Total intrinsic value of options exercised was $0.2 million and $110.2 million for the three and nine months ended September 30, 2006, respectively. Intrinsic value is the total value of exercised shares on the date of exercise less the cash received from the employees to exercise the options.

The total cash received from employees as a result of employee stock option exercises was $55.3 million for the nine months ended September 30, 2006.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the nine months ended September 30, 2007 and 2006 calculated in accordance with SFAS 123 (R). The Company does not expect to be able to use any tax benefit from stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units to reduce its taxes for the year 2007.

Employee Stock Purchase Plan (“ESPP”): Compensation expense in connection with ESPP for the three and nine months ended September 30, 2006 includes a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the 1997 Purchase Plan, if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the three and nine months ended September 30, 2006, the Company recorded modification charges of $0.0 million and $0.2 million, respectively, related to the 1997 Purchase Plan which is included in the table above under the caption “Employee Stock Purchase Plan.”

As of July 19, 2006, the 1997 Purchase Plan was suspended in connection with the stock option investigation. Therefore, no purchases were made under the 1997 Purchase Plan after April 30, 2006 through September 30, 2007. The last purchase under the 1997 Purchase Plan was made on October 31, 2007 and the 1997 Purchase Plan has terminated pursuant to its terms.

In the quarter ended September 30, 2007, the Company lowered its estimate of employee contributions that would be made in the October 31, 2007 purchase under the 1997 Purchase Plan. Accordingly, the amount recorded above for the quarter ended September 30, 2007 includes the reversal of approximately $0.6 million of expenses recorded in prior periods for this change in estimate.

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

The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Option Plans
Expected stock price volatility	53% - 68%	72%	53% - 69%	61% - 72%
Risk-free interest rate	4.38% - 4.93%	5.03%	4.38% - 4.93%	4.40% - 5.03%
Expected term (in years)	6.2	6.5	6.2	6.5 - 6.6
Weighted-average fair value of stock options granted	$8.44	$13.17	$12.28	$18.21

No grants were made under the employee stock purchase plan during the nine months ended September 30, 2007 and 2006.

Expected stock price volatility: Effective January 1, 2006, Rambus evaluated the assumptions used to estimate volatility and determined that under SAB 107, given the volume of market activity in its market traded options greater than one year, it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility. If there is not sufficient volume in its market traded options, the Company will use an equally weighted blend of historical and implied volatility.

Risk-free interest rate: Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of Rambus’ stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus used the nearest rate from the available maturities.

Expected term: The expected term of options granted represents the period of time that options granted are expected to be outstanding. Prior to the adoption of SFAS 123(R), the Company used only historical data to estimate option exercise and employee termination within the model. For the three and nine months ended September 30, 2007 and 2006, the average expected life was determined using a Monte Carlo simulation model.

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

6. Employee Stock Option Plans

Stock Option Plans

The Company has three stock option plans under which grants are currently outstanding: the 1997 Stock Option Plan (the “1997 Plan”), the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). Grants under all plans typically have a requisite service period of 60 months, have straight-line or graded vesting schedules (the 1997 and 1999 plans only) and expire not more than ten years from date of grant. Effective with stockholder approval of the 2006 Plan in May 2006, no further awards are being made under the 1997 Plan and the 1999 Plan but the plans will continue to govern awards previously granted under those plans.

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

As of September 30, 2007, 5,188,166 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2006	7,866,200

Stock options granted	(2,867,950)
Stock options forfeited	1,046,102
Stock options expired under former plans	(856,186)

Total available for grant as of September 30, 2007	5,188,166

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the nine months ended September 30, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2007.

	Options Outstanding
(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	18,672,877	$18.32
Options granted	2,867,950	18.62
Options exercised	—
Options forfeited	(1,046,102)	19.13

Outstanding as of September 30, 2007	20,494,725	$18.39	5.84	$96,265

Vested or expected to vest at September 30, 2007	18,649,586	$18.83	5.78	$83,957

Options exercisable at September 30, 2007	11,955,471	$18.03	4.57	$73,355

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2007, based on the $19.11 closing stock price of Rambus’ Common Stock on September 28, 2007 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2007 was 14,035,770 and 8,569,327, respectively.

The following table summarizes the information about stock options outstanding and exercisable as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.25 - $ 4.86	3,771,068	3.58	$4.08	3,125,466	$4.40
5.93 - 13.75	2,423,892	4.39	11.07	2,005,228	10.79
13.91 - 15.23	2,408,318	7.01	14.80	945,011	14.64
15.26 - 16.84	2,312,662	5.08	15.95	1,705,982	15.82
16.98 - 18.44	998,656	7.04	17.57	541,715	17.69
18.69 - 18.69	2,115,174	9.34	18.69	241,925	18.69
18.90 - 24.15	2,077,482	8.22	21.93	611,541	22.12
24.66 - 32.84	2,185,144	6.53	27.01	897,981	27.54
35.00 - 66.69	2,131,329	3.99	44.55	1,809,622	45.02
75.69 - 83.00	71,000	2.96	77.98	71,000	77.98

$ 1.25 - $ 83.00	20,494,725	5.84	$18.39	11,955,471	$18.03

As of September 30, 2007, there was $80.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested as of September 30, 2007 was $213.4 million.

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

The 1997 Purchase Plan was suspended effective July 19, 2006 due to the stock option investigation. As a result, the Company did not issue any shares of Common Stock in the three months ended September 30, 2007 or 2006. As of September 30, 2007, there were 1,391,180 shares available for issuance under the 1997 Purchase Plan. For all participants who elected to stay in the 1997 Purchase Plan, contributions made through that date were applied towards the first purchase date subsequent to the reinstatement of the plan which occurred on October 31, 2007. No further offerings will be made under this plan and the plan terminated effective with the October 31, 2007 purchase date in accordance with its governing documents.

The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the exercise date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date. As of September 30, 2007, there have been no offerings under this plan, and therefore, no shares have been issued and there were 1,600,000 shares available for issuance under the 2006 Purchase Plan. The first offering period under this plan commenced on November 1, 2007.

As of September 30, 2007, there was $0.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Employee Stock Purchase Plan. That cost is expected to be recognized over one month.

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

During the nine months ended September 30, 2007, 83,998 contingent unvested options were forfeited. The forfeitures of the contingent unvested options are included in the forfeitures in the table summarizing stock option activity in Note 6, “Employee Stock Option Plans.”

As of September 30, 2007, there were 637,848 contingent unvested options. As per above, none are expected to vest.

Nonvested Equity Stock and Stock Units

On February 1, 2006, Rambus entered into an amended and restated employment agreement with its then Senior Vice President and General Counsel, John Danforth. Pursuant to the terms of the Agreement, Mr. Danforth was granted 36,603 and 26,780 nonvested equity stock units on February 1, 2006 and May 2, 2006, respectively. The nonvested equity stock units were valued at fair market value at the date of grant, assuming no shares would be forfeited, giving each a valuation of $1.0 million which will be attributed to expense over the 21 and 18 month vesting periods beginning February 1, 2006 and May 2, 2006, respectively. For the three and nine months ended September 30, 2007, Rambus recorded stock-based compensation expense of approximately $0.3 million and $1.0 million, respectively for these grants. For the three and nine months ended September 30, 2006, Rambus recorded stock-based compensation expense of approximately $0.3 million and $0.7 million, respectively, for these grants. Unrecognized stock-based compensation cost related to these grants was $0.1 million at September 30, 2007.

On April 11, 2006, Rambus granted its Chief Financial Officer, Satish Rishi, 40,000 shares of nonvested equity stock at an exercise price of $0.001 per share. These shares are not transferable until vested and any unvested shares are subject to repurchase upon termination. The nonvested equity stock grant was valued at fair market value at the date of grant, assuming no shares would be forfeited, giving it a valuation of $1.6 million which will be attributed to expense over the four year vesting period beginning April 11, 2006. For the three and nine months ended September 30, 2007, Rambus recorded stock-based compensation expense of approximately $0.1 million and $0.3 million, respectively, related to this grant. For the three and nine months ended September 30, 2006, Rambus recorded stock-based compensation expense of approximately $0.1 million and $0.2 million, respectively, related to this grant. Unrecognized stock-based compensation cost related to this grant was $1.0 million at September 30, 2007.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2007:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	73,770	$36.14
Granted	—	—
Vested	(34,077)	33.23
Forfeited	—	—

Nonvested at September 30, 2007	39,693	$38.63

Share Repurchase Program

In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. As of September 30, 2007, Rambus had repurchased a cumulative total of 13.2 million shares of its Common Stock at an average price per share of $13.95 since the commencement of this program. As of September 30, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the recently completed stock option investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. Therefore, there were no repurchases during the nine months ended September 30, 2007. As the Company is now current with its SEC filings, it may resume its share repurchase program.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net loss	$(6,498)	$(22,646)	$(13,106)	$(15,885)

Denominator:
Weighted average shares used to compute basic EPS	103,820	103,792	103,820	102,792
Dilutive potential shares from stock options, ESPP, restricted stock and restricted stock units	—	—	—	—

Weighted average shares used to compute diluted EPS	103,820	103,792	103,820	102,792

Earnings per share:
Basic	$(0.06)	$(0.22)	$(0.13)	$(0.15)
Diluted	$(0.06)	$(0.22)	$(0.13)	$(0.15)

For all periods presented, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during the period. For the three months ended September 30, 2007 and 2006, options to purchase approximately 12.5 million and 11.4 million shares, respectively, and for the nine months ended September 30, 2007 and 2006, options to purchase approximately 11.0 million and 6.6 million shares, respectively, were excluded from the calculation because they were antidilutive after considering proceeds from exercise, taxes, and related unrecognized stock-based compensation expense. For the three and nine months ended September 30, 2007, an additional 3.3 million shares that would be dilutive have been excluded from weighted average diluted shares because there was a net loss for such periods. For the three and nine months ended September 30, 2006, an additional 4.4 million and 5.9 million shares, respectively, that would be dilutive have been excluded from weighted average diluted shares because there was a net loss for such periods.

9. Business Segments, Exports and Major Customers

Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Four customers accounted for 19%, 16%, 15% and 10% of revenues in the three months ended September 30, 2007. Four customers accounted for 29%, 14%, 13% and 10% of revenues in the three months ended September 30, 2006. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenues from customers in the following geographic regions were recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Japan	$25,619	$33,531	$93,985	$82,866
North America	6,593	6,197	20,454	40,640
Taiwan	875	150	1,025	500
Korea	373	192	859	476
Singapore	532	—	532	—
Europe	7,723	5,875	22,553	18,252

	$41,715	$45,945	$139,408	$142,734

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. At September 30, 2007, of the $24.1 million of total long-lived assets, approximately $18.9 million are located in the United States and $4.5 million are located in India.

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

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA products. Effective April 11, 2006, Rambus and GDA entered into an amendment to the original agreement that extended the earn-out period from one year from the initial closing date to March 31, 2007. The amendment also reduced the maximum earn-out amount from $5.0 million to $3.8 million. In March 2007, the Company was notified, and later confirmed, that cash collections from the sale or license of these products had exceeded the minimum amount as defined in the purchase agreement and that additional payments were due GDA. As a result, Rambus recorded a liability for the earn-out payment and an increase to goodwill of approximately $1.1 million in the first quarter of fiscal 2007. The liability related to the earn-out has been paid as of September 30, 2007. Total goodwill related to this acquisition is $3.9 million. See Note 11 “Amortizable Intangible Assets” for more information on the purchased intangible assets.

11. Amortizable Intangible Assets

The components of the Company’s intangible assets as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,941	$(3,517)	$6,424
Intellectual property	10,084	(7,682)	2,402
Customer contracts and contractual relationships	8,000	(3,121)	4,879
Existing technology	2,700	(1,659)	1,041
Non-competition agreement	100	(82)	18

	$30,825	$(16,061)	$14,764

	December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$9,911	$(3,202)	$6,709
Intellectual property	10,084	(5,232)	4,852
Customer contracts and contractual relationships	8,000	(2,454)	5,546
Existing technology	2,700	(1,153)	1,547
Non-competition agreement	100	(57)	43

	$30,795	$(12,098)	$18,697

Amortization expense for intangible assets for the three and nine months ended September 30, 2007 was $1.3 million and $3.9 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2006 was $1.3 million and $3.9 million, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2007 was as follows (amounts in thousands):

Fiscal year ending December 31:	Amount
2007 (remaining 3 months)	$1,323
2008	4,356
2009	2,958
2010	1,921
2011	1,593
Thereafter	2,613

$14,764

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

The convertible notes are carried at par at September 30, 2007 and December 31, 2006 due to the cash settlement feature. The convertible notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the convertible notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

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

During 2005, Rambus repurchased $140.0 million face value of the outstanding convertible notes, for a price of approximately $113.0 million, leaving a net balance of $160.0 million at December 31, 2005. These repurchases were financed from Rambus’ investment portfolio. At the time of the issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets related to these repurchases, which was subsequently reduced to $4.2 million. Amortization of note issuance costs was $0.2 million and $0.6 million for the three and nine months ended September 30, 2006. There is no amortization of note issuance costs in 2007 due to the acceleration of the remaining amortization into the fourth quarter of 2006 in connection with the notice of acceleration relative to the convertible notes as discussed below.

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

As of December 31, 2006, Rambus had reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. As of September 30, 2007, the convertible notes have been reclassified to non-current liabilities in the accompanying unaudited condensed consolidated balance sheet, since the Company has become current with its SEC filings, subsequent to the quarter end, in October 2007.

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

On August 30, 2007, another shareholder derivative action was filed in the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP. On September 25, 2007, PricewaterhouseCoopers LLP filed a motion to transfer the action to the Northern District of California. Rambus joined the motion of PricewaterhouseCoopers LLP. Rambus believes that this action should be made part of In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), pursuant to the consolidation order dated August 9, 2006. A response to the complaint is due within twenty days after the motion to transfer is decided. Plaintiff filed an opposition to the transfer motion on October 23, 2007 and reply papers were filed on October 30, 2007. No hearing has been scheduled for this motion.

On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against Rambus and certain current and former executives and board members. On September 26, 2006, these class action suits were consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.). On November 9, 2006, Ronald L. Schwarcz was appointed lead plaintiff. An amended consolidated complaint was filed on February 14, 2007, naming as defendants Rambus, certain of its current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of various federal securities laws. The complaint seeks damages in an unspecified amount as well as attorneys’ fees and costs. On April 2, 2007, Rambus and certain individual defendants filed a motion to dismiss the lawsuit. PricewaterhouseCoopers LLP filed a motion to dismiss on May 7, 2007. Per agreement of the parties, briefing on the motions to dismiss was suspended, and the motions were taken off the court’s calendar. Subject to approval by the California court, the parties have agreed in principle to settle this dispute. The settlement, which is subject to final documentation as well as review by the California court, provides for a payment by Rambus of $18.0 million and would lead to a dismissal with prejudice of all claims against all defendants in the class action litigation.

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

In the latter half of 2006, the parties filed several motions relating to the impact, if any, of the FTC’s liability opinion on the third phase of the Hynix trial. On October 16, 2006, Hynix filed its brief seeking to give prima facie evidentiary effect to certain findings by the FTC in the third phase of the Hynix trial. Hynix also filed a motion in which it argued that the FTC had made findings entitling it to summary judgment on its state unfair competition claim and its equitable estoppel defense. On October 16, 2006, Rambus filed a motion for partial reconsideration of the California court’s August 22, 2007 order to the extent that it had suggested that any portion of the FTC’s opinion could be given evidentiary effect in the third phase of the trial. On December 1, 2006, Hynix filed a motion for new trial on patent damages based on the FTC’s liability opinion. The California court heard oral argument on all four of these motions on January 26, 2007. At the hearing, the California court indicated that it would deny Rambus’ motion for partial reconsideration. On August 15, 2007, the California court denied without prejudice Hynix’s motion for a new trial on patent damages based on the FTC’s liability opinion. On September 25, 2007, the California court denied Hynix’s motion for summary judgment. The California court has not yet issued an order on Hynix’s motion to give prima facie evidentiary effect to certain findings by the FTC.

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

On October 17, 2007, Hynix, Micron, Samsung, and Nanya filed a motion for collateral estoppel seeking to preclude Rambus from challenging certain enumerated findings of the FTC in the context of the fraud claims and equitable estoppel defenses brought by Hynix, Micron, Samsung, and Nanya. Also on October 17, 2007, Rambus filed motions for summary judgment on Hynix’s claims for monopolization and fraud, a motion for summary judgment on Hynix’s defense of prosecution laches, and a motion for summary adjudication on the issue of reliance. A hearing on each of these motions is scheduled for November 21, 2007.

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

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed a motion to dismiss certain of Micron’s counterclaims. On June 19, 2007, the California court issued an order denying Rambus’ motion. On July 9, 2007, Rambus filed its reply to Micron’s amended counterclaims, as well as its own counterclaims asserting infringement by Micron’s DDR3 products. On July 30, 2007, Micron filed a motion to strike, or alternatively to stay, Rambus’ infringement counterclaims in reply. Rambus filed an opposition to Micron’s motion on September 25, 2007. A hearing on Micron’s motion was held on October 26, 2007. The California court took Micron’s motion under submission and has not yet issued a written order.

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

On September 21, 2007, Rambus filed a motion to strike Micron’s demand that certain of its claims and affirmative defenses be tried to a jury in the January 22, 2008 trial. Micron filed an opposition on October 5, 2007. Rambus filed a reply on October 12, 2007. A hearing on this motion was held on October 26, 2007. On November 4, 2007, the California court issued an order denying Rambus’ motion as to Micron’s antitrust and fraud claims and granting Rambus’ motion as to Micron’s breach of contract and declaratory judgment claims and Micron’s affirmative defenses.

On October 5, 2007, the parties filed cross-motions for summary judgment on infringement and validity. These motions will be heard as part of the claim construction hearing currently scheduled for March 25-26, 2008.

On October 17, 2007, Hynix, Micron, Samsung, and Nanya filed a motion for collateral estoppel seeking to preclude Rambus from challenging certain enumerated findings of the FTC in the context of the fraud claims and equitable estoppel defenses brought by Hynix, Micron, Samsung, and Nanya. Also on October 17, 2007, Rambus filed motions for summary judgment on Hynix’s claims for monopolization and fraud, a motion for summary judgment on Hynix’s defense of prosecution laches, and a motion for summary adjudication on the issue of reliance. A hearing on each of these motions is scheduled for November 21, 2007.

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

One proceeding in Italy relating to the ’642 patent was adjourned at a hearing on June 15, 2007, each party bearing its own costs. In a second proceeding in Italy relating to the ’956 patent, the court has scheduled a hearing for November 8, 2007, regarding continuation of the proceedings. On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million. Micron formally filed suit against Rambus relating to this seizure in February 2006. Rambus filed its written defense on April 24, 2006. The Italian court has ordered further briefing on issues related to Rambus’ suit in Italy for infringement of its ’068 patent. A hearing in the Italian court is set for November 13, 2007, on both proceedings involving the ’068 patent and Micron’s claim for damages related to seizure of evidence.

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

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed motions to dismiss certain of Samsung’s, Hynix’s, and Nanya’s counterclaims. On June 19, 2007, the California court issued orders denying Rambus’ motions as to Hynix’s and Nanya’s counterclaims. No opinion on the motion to dismiss Samsung’s counterclaims has issued to date. On July 9, 2007, Rambus filed replies to Hynix, Nanya, and Samsung’s respective amended counterclaims, as well as its own counterclaims asserting infringement by defendants’ respective DDR3 products as well as the GDDR4 products of Hynix and Samsung. On July 30, 2007, Hynix filed an answer to Rambus’ counterclaims and a motion to strike certain of Rambus’ affirmative defenses. On August 2, 2007, Samsung and Nanya filed separate motions to strike Rambus’ infringement counterclaims in reply. On August 20, 2007, Rambus filed a response to Hynix’s counterclaims in reply, and on September 6, 2007, Hynix filed a further motion to strike certain of Rambus’ affirmative defenses. Rambus filed an opposition to Samsung and Nanya’s motion on September 25, 2007, and an opposition to Hynix’s motions to strike on October 1, 2007. A hearing on these motions to strike was held on October 26, 2007. The California court took these motions under submission, and no written order has been issued to date.

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

On April 24, 2007, the California court ordered that Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, shall have a coordinated trial beginning on January 22, 2008, of certain common claims and defenses related to the claims set to be tried in the third phase of the Hynix 00-

20905 action. The California court also coordinated these cases for certain other purposes, including discovery and preparation (but not trial) of the patent infringement claims and defenses. A claim construction hearing is currently scheduled for March 25-26, 2008, and one or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.

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

On September 21, 2007, Rambus filed (1) a motion to strike the manufacturer parties’ demand that certain of their claims and defenses be tried to a jury in the January 22, 2008 trial; and (2) a motion for summary judgment on Samsung’s claims for unfair competition and unenforceability of Rambus’ patents on the ground that Samsung’s claims are barred pursuant to the release in the patent license agreement between Rambus and Samsung executed in 2000. Opposition briefs to these motions were filed on October 5, 2007, and Rambus filed replies on October 12, 2007. A hearing on both of these motions was held on October 26, 2007. The California court took the motions under submission. On November 4, 2007, the California court issued an order denying Rambus’ motion as to the antitrust and fraud claims asserted against it and granting Rambus’ motion as to the breach of contract and declaratory judgment claims and affirmative defenses asserted against it. No written order has issued to date on Rambus’ motion for summary judgment.

On October 5, 2007, the parties filed cross-motions for summary judgment on infringement and validity. These motions will be heard as part of the claim construction hearing currently scheduled for March 25-26, 2008.

On October 17, 2007, Hynix, Micron, Samsung, and Nanya filed a motion for collateral estoppel seeking to preclude Rambus from challenging certain enumerated findings of the FTC in the context of the fraud claims and equitable estoppel defenses brought by Hynix, Micron, Samsung, and Nanya. Also on October 17, 2007, Rambus filed motions for summary judgment on Hynix and Nanya’s claims for monopolization and fraud, a motion for summary judgment on Hynix, Samsung, and Nanya’s defenses of prosecution laches, a motion for summary adjudication against Samsung and Nanya on the issue of duty, and a motion for summary adjudication against Hynix and Nanya on the issue of reliance. A hearing on each of these motions is scheduled for November 21, 2007.

Samsung Litigation

U.S District Court in the Northern District of California

On June 6, 2005, Rambus filed a lawsuit against Samsung in the U.S. District Court in the Northern District of California. The suit alleges that Samsung’s manufacture, use and sale of SDRAM and DDR SDRAM parts infringe nine of Rambus’ patents. Samsung has denied Rambus’ claims and asserted counterclaims for non-infringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license, and breach of duty of good faith and fair dealing. Samsung has also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a former Samsung employee who allegedly misused proprietary Samsung information. On July 15, 2005, Rambus denied Samsung’s counterclaims and moved to dismiss certain of Samsung’s defenses and counterclaims. On October 28, 2005, the California court granted Rambus’ motion and gave Samsung leave to amend its pleading. On November 17, 2005, Samsung filed amended defenses and counterclaims.

On February 21, 2006, Rambus filed a motion to dismiss certain of Samsung’s amended defenses and counterclaims. A hearing on Rambus’ motion was held on April 7, 2006. On January 4, 2007, the California court granted Rambus’ motion with leave to amend. On January 24, 2007, Samsung filed second amended defenses and counterclaims.

Following a case management conference held on October 6, 2006, the California court temporarily stayed this action until February 2, 2007, upon which the stay automatically expired. On March 23, 2007, Rambus filed a motion to dismiss certain of Samsung’s amended counterclaims. The court has not yet ruled on Rambus’ motion. On July 9, 2007, Rambus filed its reply to Samsung’s amended counterclaims. On August 2, 2007, Samsung filed a motion to strike Rambus’ infringement counterclaims in reply. On September 25, 2007, Rambus filed an opposition to Samsung’s motion to strike. A hearing on Samsung’s motion was held on October 26, 2007. The California court took Samsung’s motion under submission and has not yet issued a written order.

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

On September 21, 2007, Rambus filed (1) a motion to strike Micron, Nanya, and Samsung’s demand that certain of their claims and defenses be tried to a jury in the January 22, 2008 trial; and (2) a motion for summary judgment on Samsung’s claims for unfair competition and unenforceability of Rambus’ patents on the ground that Samsung’s claims are barred pursuant to the release in the patent license agreement between Rambus and Samsung executed in 2000. Samsung filed opposition briefs to these motions on October 5, 2007, and Rambus filed replies on October 12, 2007. A hearing on both of these motions was held on October 26, 2007. The California court took these motions under submission. On November 4, 2007, the California court issued an order denying Rambus’ motion as to the antitrust and fraud claims asserted against it and granting Rambus’ motion as to the breach of contract and declaratory judgment claims and affirmative defenses asserted against it. No written order has issued to date on Rambus’ motion for summary judgment.

On October 17, 2007, Hynix, Micron, Samsung, and Nanya filed a motion for collateral estoppel seeking to preclude Rambus from challenging certain enumerated findings of the FTC in the context of the fraud claims and equitable estoppel defenses brought by Hynix, Micron, Samsung, and Nanya. Also on October 17, 2007, Rambus filed motions for summary judgment on Samsung’s defense of prosecution laches and a motion for summary adjudication on the issue of duty. A hearing on each of these motions is scheduled for November 21, 2007.

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

Hynix and Samsung appealed the San Francisco court’s denial of their respective motions to compel arbitration. The California appellate court heard oral argument on November 15, 2006, and on January 3, 2007, it affirmed the San Francisco court’s denial of the motions to compel arbitration. On February 13, 2006, Hynix filed, and Samsung joined, a petition for review of the appellate court’s affirmance in the California Supreme Court. On March 21, 2007, the California Supreme Court denied the petition for review. On March 26, 2007, the California appellate court issued a remittitur returning full jurisdiction of the case to the San Francisco court. On June 20, 2007, Hynix filed a petition seeking review of the denial of its motion to compel arbitration by the U.S. Supreme Court. Rambus filed an opposition to this petition on August 17, 2007 and Hynix filed a reply on September 5, 2007. On October 1, 2007, the U.S. Supreme Court denied certiorari. Discovery in this case is ongoing.

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

General Litigation Matters

The Company is a party from time to time to lawsuits. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company has accrued its best estimate of settlements and/or judgments in the cases noted above when such outcome is deemed by the Company as probable, as that term is defined in SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”) including the $18.0 million to settle the shareholder class action lawsuit related to the stock option investigation which was accrued in accrued litigation expenses as of the period ended September 30, 2006.

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

14. Commitments and Contingencies

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, the Company provided a letter of credit restricting $600,000 of its cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company’s investment policy. Rambus also leases a facility in Mountain View, California, through November 11, 2009, Chapel Hill, North Carolina through November 15, 2009 and leases a facility for the Company’s design center in Bangalore, India through November 30, 2009. In addition, as a result of the Company’s acquisition of GDA in 2005, it entered into a lease for an additional facility in Bangalore, India through March 31, 2007, which was extended to mid-November 2007. The Company also leases office facilities in Austin, Texas and various international locations under non-cancelable leases that range in terms from month-to-month to one year.

In May 2006, Rambus signed an agreement to lease a new office facility in Bangalore, India into which it intends to consolidate all of the Company’s Bangalore operations. Rambus is currently awaiting receipt of a certificate of occupancy or confirmation of deemed occupancy under local statutes in order for Rambus to occupy the building. As of September 30, 2007, the Company has invested approximately $3.4 million for leasehold improvements and equipment at this facility.

As discussed more fully in Note 12, “Convertible Notes,” the Company has $160.0 million zero coupon convertible senior notes (the “convertible notes”) outstanding at September 30, 2007.

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

In connection with the notice in October 2006 of the purported event of default, the Company reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. As of September 30, 2007, the convertible notes have been reclassified to non-current liabilities in the accompanying unaudited condensed consolidated balance sheet since the Company has become current with its SEC Filings subsequent to the quarter end, in October 2007. See Note 12, “Convertible Notes,” for a detailed discussion of this matter.

In connection with certain German litigation, the German courts have requested that the Company set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.6 million is restricted as to withdrawal, managed by a third party subject to certain limitations under our investment policy and included in restricted cash to cover the German court requirements.

As of September 30, 2007, Rambus’ material contractual obligations are:

(In thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (2)
Operating Leases	$18,740	$6,354	$11,120	$1,266	$—
Convertible Debt	160,000	—	160,000	—	—
Purchased software and licenses (1)	3,661	3,661	—	—	—

Total	$182,401	$10,015	$171,120	$1,266	$—

(1)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2007, which are also recorded on Rambus’ balance sheet under current and other long-term liabilities.

(2)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48. As noted below, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of September 30, 2007 or December 31, 2006.

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions under investigation in 2006. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers and recognize the expense in the statements of operations. As of September 30, 2007, the Company had made payments of approximately $5.2 million on their behalf, including $0.8 million in the quarter ended September 30, 2007.

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of September 30, 2007 or December 31, 2006. Rambus assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company’s unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease to the opening balance of accumulated deficit. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term income taxes payable.

On January 1, 2007 the Company had $12.4 million of unrecognized tax benefits, including $7.4 million in long-term deferred tax assets, which is net of approximately $2.3 million of federal tax benefits. If recognized, approximately $10.1 million, net of federal benefits, would be recorded as an income tax benefit in the consolidated statements of operations.

As of September 30, 2007, the Company had $13.2 million of unrecognized tax benefits, including $7.7 million in long-term deferred tax assets, which is net of approximately $2.4 million of federal tax benefits. The additional unrecognized tax benefits recorded in 2007 are included in long-term income taxes payable. If recognized, approximately $10.8 million, net of federal benefits, would be recorded as an income tax benefit in the consolidated statements of operations.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At January 1, 2007 and September 30, 2007, an insignificant amount of interest and penalties are included in long-term income taxes payable.

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

15. Subsequent Events

On October 22, 2007, the Company announced it had received notification from the staff of the NASDAQ Stock Market LLC (“Nasdaq”) stating the Company had regained compliance with all Nasdaq rules. Consequently, the review by the Board of Directors of Nasdaq of an earlier decision issued by the Nasdaq Listing and Hearing Review Council to suspend Rambus’ Common Stock has been closed and Rambus’ securities will continue to be listed on the Nasdaq Global Select Market.

On October 18, 2007 (amended on October 24 and 30, 2007) the Company commenced a tender offer to certain of its employees under which they would be allowed to increase the exercise price or choose a fixed period exercise term for certain options in order to avoid certain negative tax consequences under Section 409A of the Internal Revenue Code and similar state law. Options to purchase approximately 4.0 million shares of the Company’s Common Stock outstanding are eligible to participate in the tender offer. The Company is currently evaluating the impact this will have on its consolidated financial statements. The tender offer is scheduled to expire on November 15, 2007 (unless extended).

In 2007, the Company granted nonvested equity stock units (RSU’s) to certain officers and employees, totaling approximately 210,000 shares. These awards have a service condition, generally a service period of four years, as well as a performance condition contingent on filing of the Registration Statement on Form S-8 for the Company’s 2006 Equity Incentive Plan. The Company met this performance condition in October 2007, subsequent to the quarter end. These grants have a total fair value of approximately $3.9 million. A charge of approximately $1.0 million will be recorded in the fourth quarter of 2007 related to these grants.

On October 22, 2007, the Company entered into a termination agreement with John Danforth, its former Vice President and General Counsel. In connection with this agreement, the Company will record a compensation charge in the fourth quarter of 2007 of approximately $3.0 million for the cash portion of his severance. In addition, the Company extended Mr. Danforth’s time to exercise his vested stock options by approximately 12 months. The total non-cash compensation charge related to this extension is approximately $0.8 million.

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

We have a high degree of revenue concentration, with our top five licensees representing 68% of our revenues for the three and nine months ended September 30, 2007. This compares with the three and nine months ended September 30, 2006, in which revenues from our top five licensees accounted for approximately 75% and 65% of our revenues, respectively. For the three months ended September 30, 2007, revenues from Qimonda, Fujitsu, Elpida and Toshiba each accounted for 10% or more of our total revenues. For the nine months ended September 30, 2007, revenues from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenues. For the three months ended September 30, 2006, revenues from Fujitsu, Elpida, Qimonda and AMD each accounted for 10% or more of our total revenues.

Our revenue from companies headquartered outside of the United States accounted for 84% and 85% of our total revenues for the three and nine months ended September 30, 2007, respectively, as compared to 87% and 72% for the three and nine months ended September 30, 2006, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Contract revenues	15.3%	9.6%	15.2%	12.5%
Royalties	84.7	90.4	84.8	87.5

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of contract revenues *	13.9	13.3	13.5	16.1
Research and development *	43.9	38.5	43.3	36.1
Marketing, general and administrative *	71.7	52.5	57.1	57.4
Costs of restatement and related legal activities	10.0	51.8	13.4	18.0

Total costs and expenses	139.5	156.1	127.3	127.6

Operating loss	(39.5)	(56.1)	(27.3)	(27.6)
Interest and other income, net	13.5	9.7	11.8	8.4

Loss before income taxes	(26.0)	(46.4)	(15.5)	(19.2)
Provision for (benefit from) income taxes	(10.4)	2.9	(6.1)	(8.1)

Net loss	(15.6)%	(49.3)%	(9.4)	(11.1)%

* Includes stock-based compensation:

Cost of contract revenues	3.2%	4.0%	2.9%	4.4%
Research and development	7.6	9.3	7.0	8.0
Marketing, general and administrative	9.9	9.5	10.4	9.1

Total stock-based compensation	20.7%	22.8%	20.3%	21.5%

The following table presents total revenues for contract revenues and royalties:

	Three Months Ended September 30,		Variance in Dollars	Variance in Percent	Nine Months Ended September 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Total Revenues
Contract revenues	$6.4	$4.4	$2.0	45.5%	$21.1	$17.8	$3.3	18.5%
Royalties	35.3	41.5	(6.2)	(14.9%)	118.3	124.9	(6.6)	(5.3%)

Total revenues	$41.7	$45.9	$(4.2)	(9.2%)	$139.4	$142.7	$(3.3)	(2.3%)

Contract Revenue

Percentage-of-Completion Contracts

Percentage of completion contract revenue increased approximately $0.6 million and $2.6 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase in percentage of completion contract revenue for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was due to increased revenue from leadership and industry standard chip interface contracts. We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

Other contracts revenue increased approximately $1.4 million and $0.7 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 primarily due to increased revenue from leadership contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.

Royalty Revenues

Patent Licenses

In the three and nine months ended September 30, 2007, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $6.9 million for SDR and DDR-compatible products in the three months ended September 30, 2007, as compared to the same period in 2006, primarily due to decreased revenue in the third quarter of 2007 from Fujitsu. Royalties increased approximately $7.4 million in the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to overall increased revenues from Fujitsu in the nine months ended September 30, 2007.

As of September 30, 2007, we had both variable and fixed royalty agreements for our SDR and DDR-compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We are recognizing royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payable because the contractual terms of the agreement provide for payments on an extended term basis. We expect to recognize royalty revenues of $15.0 million in fiscal years 2007 through 2009 and $11.3 million in the fiscal year 2010 under the AMD agreement. The AMD agreement provides a license of our patented technology used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

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

There was no royalty revenue recorded from the Intel patent cross-license in the three and nine months ended September 30, 2007 because the term of the agreement expired in June 2006. As a result, royalties under this agreement decreased by approximately $20.0 million in the nine months ended September 30, 2007 compared to the same period in 2006.

As explained in more detail in “Risk Factors,” Part II, Item 1A and Note 13. “Litigation and Asserted Claims” of the Notes to the Unaudited Condensed Consolidated Financial Statements, on February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring us to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties we can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). We are using our best efforts to comply with these orders. Amounts in excess of MAR that are subject to the order are excluded from revenue. To date, such amounts have not been significant. Depending on the final resolution of the appeal, we may or may not be able to recognize any excess amounts as additional revenue.

Product Licenses

In the three and nine months ended September 30, 2007, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased approximately $0.9 million and $8.1 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase for the three months ended September 30, 2007 was due to higher royalties for FlexIO and DDR2 products. The increase for the nine months ended September 30, 2007 was due to higher FlexIO, XDR and DDR2 products. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

In the three and nine months ended September 30, 2007, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased $0.2 million and $2.2 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. RDRAM is approaching end-of-life and in the future, we expect RDRAM royalties will continue to decline.

Engineering expenses:

	Three Months Ended September 30,		Variance in Dollars	Variance in Percent	Nine Months Ended September 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Engineering expenses
Cost of contract revenues	$4.5	$4.3	$0.2	4.7%	$14.8	$16.6	$(1.8)	(10.8%)
Stock-based compensation	1.3	1.8	(0.5)	(27.8%)	4.1	6.4	(2.3)	(35.9%)

Total cost of contract revenues	5.8	6.1	(0.3)	(4.9%)	18.9	23.0	(4.1)	(17.8%)
Percentage of total revenues	13.9%	13.3%			13.5%	16.1%
Research and development expenses	15.1	13.4	1.7	12.7%	50.5	40.2	10.3	25.6%
Stock-based compensation	3.2	4.3	(1.1)	(25.6%)	9.8	11.4	(1.6)	(14.0%)

Total research and development expenses	18.3	17.7	0.6	3.4%	60.3	51.6	8.7	16.9%
Percentage of total revenues	43.9%	38.5%			43.3%	36.1%
Total engineering expenses	$24.1	$23.8	$0.3	1.3%	$79.2	$74.6	$4.6	6.2%

Percentage of total revenues	57.8%	51.8%			56.8%	52.2%

Total engineering expenses increased 1.3% and 6.2% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase for the three months was primarily due to increased compensation expenses of approximately $1.1 million associated with an increase in headcount and increased amortization expense of $0.5 million related to design software maintenance, offset in part by a decrease in total stock-based compensation expense of $1.6 million.

The increase for the nine months was primarily due to expenses associated with tax reimbursement expenses of approximately $4.1 million, increased compensation expense of approximately $1.6 million associated with an increase in headcount, increased information technology expenses of approximately $1.2 million and $1.2 million for increased amortization expense of design software maintenance, offset in part by a decrease in total stock-based compensation expense of $3.9 million. The tax reimbursement expenses are associated with the Company’s decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.

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

Marketing, general and administrative expenses:

	Three Months Ended September 30,		Variance in Dollars	Variance in Percent	Nine Months Ended September 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Marketing, general and administrative expenses
Marketing, general and administrative	$14.1	$11.0	$3.1	28.2%	$41.9	$34.7	$7.2	20.7%
Litigation expense	11.7	8.7	3.0	34.5%	23.3	34.2	(10.9)	(31.9%)
Stock-based compensation	4.1	4.4	(0.3)	(6.8%)	14.5	13.0	1.5	11.5%

Total marketing, general and administrative expenses including stock-based compensation	$29.9	$24.1	$5.8	24.1%	$79.7	$81.9	$(2.2)	(2.7%)

Percentage of total revenues	43.1%	52.5%			57.1%	57.4%

Total marketing, general and administrative expenses increased 24.1% and decreased 2.7% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase for the three months ended September 30, 2007 was primarily due to higher litigation expenses of $3.0 million, higher expenses of professional and consulting fees of $2.5 million and higher marketing expenses of $0.6 million offset in part by a decrease in total stock-based compensation expenses of $0.3 million.

The decrease for the nine months was primarily due to lower litigation expenses primarily associated with a bonus paid to a law firm in 2006 of approximately $10.0 million offset in part by: increased professional and consulting fees of $4.2 million, tax reimbursement expenses associated with Internal Revenue Code Section 409A of approximately $2.5 million, and increased stock-based compensation expense of $1.5 million. The tax reimbursement expenses are associated with the Company’s decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.

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

Costs of restatement and related legal activities:

	Three Months Ended September 30,		Variance in Dollars	Variance in Percent	Nine Months Ended September 30,		Variance in Dollars	Variance in Percent
(Dollars in millions)	2007	2006			2007	2006
Costs of restatement and related legal activities	$4.2	$23.8	$(19.6)	(82.4%)	$18.6	$25.7	$(7.1)	(27.6%)
Percentage of total revenues	10.0%	51.8%			13.4%	18.0%

Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006 stock option investigation. Costs of restatement and related legal activities decreased for the three months ended September 30, 2007 primarily because of an accrual of $18.0 million as of the third quarter of 2006 related to the potential settlement of the consolidated class action lawsuit pertaining to the accounting for stock option grants and related disclosures. For the nine months ended September 30, 2007, costs of restatement and related legal activities decreased $7.1 million primarily associated with the accrual of $18.0 million as of the third quarter of 2006 offset in part by higher accounting and audit fees and consulting expenses of approximately $11.3 million.

We anticipate that there could be additional costs relating to these matters in the future, though at reduced levels.

Interest and other income, net:

	Three Months Ended September 30,		Variance in Dollars	Variance in Percent	Nine Months Ended September 30,		Variance in Dollars	Variance in Percent

(Dollars in millions)	2007	2006			2007	2006
Interest and other income, net	$5.6	$4.5	$1.1	24.4%	$16.5	$12.0	$4.5	37.5%
Percentage of total revenues	13.5%	9.7%			11.8%	8.4%

Interest and other income, net consists primarily of interest income generated from investments in high quality fixed income securities. Interest and other income, net increased as compared to the same periods in 2006 primarily due to an increase in interest income as a result of higher investment yields and higher average cash and investment balances. In addition, the three and nine months ended September 30, 2006 include amortization of note issuance costs of $0.2 million and $0.6 million, respectively, related to the convertible notes. Note issuance costs were fully amortized as of December 31, 2006.

In the future, we expect that interest and other income, net will vary from period to period based on the amount of cash and marketable securities and interest rates.

Provision for (benefit from) income taxes:

	Three Months Ended September 30,		Variance in Dollars	Variance in Percent	Nine Months Ended September 30,		Variance in Dollars	Variance in Percent

(Dollars in millions)	2007	2006			2007	2006
Provision for (benefit from) income taxes	$(4.3)	$1.3	$(5.6)	(430.8%)	$(8.5)	$(11.5)	$3.0	(26.1%)
Effective tax rate	(40.0%)	6.3%

In the three months ended September 30, 2007, our effective tax rate was (40.0%) as compared with a rate of 6.3% for the same period in 2006. The effective tax rate for the three months ended September 30, 2007 differed from the statutory rate primarily due to research and development tax credits, stock compensation expense related to our officers and employees, state income taxes and foreign income taxes. The effective tax rate for the three months ended September 30, 2006 differed from the statutory rate primarily due to research and development tax credits, stock compensation expense related to our officers and employees, state income taxes and foreign income taxes.

As of September 30, 2007, our balance sheet included net deferred tax assets of approximately $122.0 million, relating primarily to the difference between tax and book treatment of depreciation and amortization, employee stock related compensation expenses, litigation expenses, net operating loss carryovers and tax credits.

The ability to realize our net deferred tax assets is dependent on sufficient levels of future taxable income and other factors. We regularly assess all available evidence, both positive and negative, to determine the realizability of our deferred tax assets and have concluded it is more likely than not that those assets will be realized.

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

Liquidity and Capital Resources

(in millions)	September 30, 2007	December 31, 2006
Cash and cash equivalents	$269.3	$73.3
Marketable securities	175.7	351.1
Marketable securities, long-term	—	12.0

Total cash, cash equivalents, and marketable securities	$445.0	$436.4

	Nine Months Ended September 30,
(in millions)	2007	2006
Net cash provided by operating activities	$20.1	$39.0
Net cash provided by investing activities	$180.0	$17.2
Net cash (used in) provided by financing activities	$(4.3)	$36.2

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

Our positive cash flows from operating activities of $20.1 million for the nine months ended September 30, 2007 were primarily attributable to a net loss of $13.1 million, which included $18.6 million for the costs of restatement and related legal expenses, offset by non-cash items including stock-based compensation expense of $28.4 million, depreciation and amortization of $12.6 million, reduced by cash outflows of $7.8 million primarily from changes in our working capital, excluding cash. Non-cash working capital changes primarily included a $12.8 million increase to prepaid assets, deferred taxes and other assets (primarily related to the increase of $8.5 million in deferred tax asset resulting from our operating loss, and $3.3 million in prepaid software maintenance agreements), $2.0 million net decrease in deferred revenue, a $0.6 million increase in accounts receivable, offset by a $7.6 million increase in accounts payable and accrued liabilities due to capitalized software license maintenance agreements, and restatement and related legal expenses.

Cash provided by investing activities of $180.0 million for the nine months ended September 30, 2007 primarily consisted of proceeds from the maturities of available-for-sale investments of $616.1 million, partially offset by purchases of available-for-sale investments of $428.2 million, and additional consideration paid on the acquisition of GDA. During the nine months ended September 30, 2007, we spent $6.8 million on capital expenditures, compared to $8.8 million in the nine months ended September 30, 2006. The decrease was due primarily to a reduction in purchases of computer software partially offset by improvements to our Bangalore, India facility.

Net cash used by financing activities was $4.3 million for the nine months ended September 30, 2007. We repaid approximately $4.3 million against installment payment plans used to acquire capitalized software license agreements. No other financing activities occurred in the quarter primarily due to the stock option investigation and restatement, during which we suspended our common stock repurchase program and suspended employee stock option exercises and purchases under our employee stock purchase plan. In the same nine month period in 2006, net cash provided from financing activities was $36.2 million. We received proceeds from the issuance of stock from the exercise of stock options of $57.6 million, paid $0.4 million under an installment arrangement, and we repurchased and retired $21.0 million of our Common Stock.

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

In May 2006, we signed an agreement to lease a new office facility in Bangalore, India into which we intend to consolidate all of our Bangalore operations. We are currently awaiting receipt of a certificate of occupancy or confirmation of deemed occupancy under local statutes in order for us to occupy the building. As of September 30, 2007, we have invested approximately $3.4 million for leasehold improvements and equipment at this facility.

As discussed more fully in Note 12, “Convertible Notes” of the Notes to the Unaudited Condensed Consolidated Financial Statements, we have $160.0 million zero coupon convertible senior notes (the “convertible notes”) outstanding at September 30, 2007.

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

In connection with the notice in October 2006 of the purported event of default, we reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. As of September 30, 2007, the convertible notes have been reclassified to non-current liabilities in the accompanying unaudited condensed consolidated balance sheet, since we have become current with our SEC Filings, subsequent to the quarter end, in October 2007. See Note 12, “Convertible Notes” of the Notes to the Unaudited Condensed Consolidated Financial Statements for a detailed discussion of this matter.

In connection with certain German litigation, the German courts have requested that we set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.6 million is restricted as to withdrawal, managed by a third party subject to certain limitations under our investment policy and included in restricted cash to cover the German court requirements.

As of September 30, 2007, our material contractual obligations are:

(In thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (2)
Operating Leases	$18,740	$6,354	$11,120	$1,266	$—
Convertible Debt	160,000	—	160,000	—	—
Purchased software and licenses (1)	3,661	3,661	—	—	—

Total	$182,401	$10,015	$171,120	$1,266	$—

(1)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2007 which are also recorded on our balance sheet under current and other long-term liabilities.

(2)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48. As noted in Note 14, “Commitments and Contingencies,” of the Notes to the Unaudited Condensed Consolidated Financial Statements, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

Share Repurchase Program

In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. As of September 30, 2007, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. As of September 30, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock. In connection with the recently completed stock option investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. Therefore, there were no repurchases during the three months ended September 30, 2007. As we are now current with our SEC filings, we may resume our share repurchase program.

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

Our critical accounting policies and estimates for the quarter ended September 30, 2007 differed from those set out in our Annual Report on Form 10-K for the year ended December 31, 2006 due to our adoption on January 1, 2007 of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. As a result of the adoption of FIN 48, our unrecognized tax benefits decreased by $0.3 million, which was accounted for as a decrease of $0.3 million to the opening balance of accumulated deficit. In addition, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term taxes payable. The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our condensed consolidated balance sheets, statements of operations and statements of cash flows.

Our critical accounting policies and estimates for the quarter ended September 30, 2007 also differed from those set out in our Annual Report on Form 10-K for the year ended December 31, 2006 due to the Federal Trade Commission’s (the “FTC”) order related to Maximum Allowable Royalties allowed by the FTC. On February 2, 2007, the FTC issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties we can receive under certain contracts so that they do not exceed the FTC’s MAR. We are using our best efforts to comply with these orders. Amounts in excess of MAR that are subject to the order are excluded from revenue. To date, such amounts have not been significant. Depending on the final resolution of the appeal, we may or may not be able to recognize any excess amounts as additional revenue.

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

We invest our cash equivalents and short-term investments in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, Repurchase Agreements, Commercial Paper and Bankers’ Acceptance. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2007, we had an investment portfolio of fixed income marketable securities of $175.7 million excluding cash and cash equivalents. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of our portfolio.

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of sales development offices of from 3 to 11 people in any one country and one design center in India. We monitor our foreign currency exposure; however, as of September 30, 2007, our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Because of this material weakness which we are still in the process of remediating, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2007, based on the criteria established in “Internal Control—Integrated Framework” issued by the COSO. We have undertaken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

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

Implemented or Planned Remedial Actions of the Material Weakness

During the quarter ended September 30, 2007, and as of the date of this filing, in response to the identification of the material weakness described above, management has initiated the following corrective actions:

•

We have hired a new VP of Finance, with experience in public accounting as well as senior accounting roles in a public company, who will oversee all of our accounting functions. We intend to add additional experienced personnel in accounting.

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

For example, Hynix’s claims attempt to include our 1990’s relationship with Intel and our alleged disparagement of SDRAM and DDR SDRAM products in the 1990’s and early 2000’s. As further discussed below, Hynix has also asserted that the Federal Trade Commission’s (the “FTC”) finding that we acted improperly at JEDEC should be given prima facie evidentiary effect in the private action and/or should entitle it to summary judgment on certain counterclaims. Micron, Samsung, and Nanya (collectively with Hynix, the “Manufacturers”) recently asserted similar arguments in support of their respective counterclaims. While we have opposed the Manufacturers’ attempt to use the FTC’s findings in private litigation, there can be no assurance that we will succeed. If any Manufacturer prevails, we could be limited in our ability to enforce certain of our patents. Furthermore, in August 2007, the Company received a Statement of Objections from the European Commission, alleging violations of competition law arising from the same basic facts as the FTC decision. There is no assurance that the ultimate decision in that case will not restrict our ability to enforce certain of our patents. In addition, Micron, Hynix, Samsung and Nanya have alleged that we have unclean hands based on alleged litigation misconduct and document spoliation, allegations that overlap with those successfully used by Infineon to obtain the early 2005 dismissal of our patent claims in our case against Infineon in Virginia. Micron has also attempted to assert claims against us for violation of the federal civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) and Virginia state conspiracy laws based in part on the same allegations. Although we defeated Hynix’s unclean hands and spoliation claims based on a subset of these allegations, a federal district court in Virginia subsequently found that we had spoliated evidence and engaged in litigation misconduct in the course of deciding, and ultimately denying, Samsung’s motion for attorneys’ fees. There can be no assurance that such claims or counterclaims will not again be reasserted or successfully used to defeat or limit our patent or other claims.

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

If there were an adverse determination by, or other resolution with, a government agency, it might limit our ability to enforce our intellectual property rights or to obtain licenses, which would cause our revenues to decline substantially. For example, in June 2002, the FTC filed a complaint against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our membership in JEDEC while it established SDRAM standards and that we, therefore, should be precluded from enforcing certain of our intellectual property rights in patents with a priority date prior to June 1996. In August 2006, the FTC found that our conduct at JEDEC was improper. On February 2, 2007, the FTC issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions, including the condition that we limit the royalties we receive under some of the affected contracts so that they do not exceed the FTC’s Maximum Allowable Royalties. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Royalty Revenues—Patent Licenses” for a discussion of the terms of the FTC order. Despite this partial stay, the FTC’s remedy order may significantly limit our ability to enforce or license our patents or collect royalties from existing or potential licensees. The European Commission has issued a Statement of Objections, similar to the filing of a complaint under U.S. law, relating to similar topics. Proceedings by one of these agencies, or any other governmental agency, have already and may result in outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenues to decline substantially.

In addition, third parties have and may attempt to use the FTC’s findings to limit our ability to enforce our patents in private litigations and to assert claims for monetary damages against us. For example, Hynix, Micron, Samsung, and Nanya have filed a motion for collateral estoppel seeking to preclude Rambus from challenging certain enumerated findings of the FTC in the context of the fraud claims and equitable estoppel defenses brought by Hynix, Micron, Samsung, and Nanya. See Note 13, “Litigation and Asserted Claims” of this Quarterly Report on this Form 10-Q. Several class actions were filed in various federal courts against us alleging violations of federal and state antitrust laws, violations of state consumer protection laws and various common law claims based almost entirely on the same conduct as the FTC’s findings. There can be no assurance that such third parties will not be successful or that additional claims or actions arising out of the FTC’s findings will not be asserted against us.

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

On May 30, 2006, we announced the commencement of our Audit Committee’s internal investigation of the timing of stock option grant practices and related accounting issues. The Audit Committee determined that a significant number of our historical stock option grants were not correctly dated and our previous accounting should be adjusted. As a result of the Audit Committee’s investigation and our own review of our historical financial statements, we then concluded that certain of our previously filed financial statements should no longer be relied upon. We have restated the affected periods by filing our

Annual Report on Form 10-K for the year ended December 31, 2006, which included restatements of the various previously filed financial statements as detailed therein.

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

Several shareholder derivative actions were filed in state and federal courts against certain of our current and former officers and directors, as well as our current auditors, related to the stock option granting actions that were the subject of an investigation by the Audit Committee and the SLC. The actions were brought by persons identifying themselves as shareholders and purporting to act on our behalf. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. The complaints allege that certain of these defendants violated securities laws and/or breached their fiduciary duties to us and obtained unjust enrichment in connection with grants of stock options to certain of our officers that were allegedly improperly dated. The SLC was formed to evaluate potential claims or other actions arising from the stock option granting activities. The complaints seek unspecified monetary damages and disgorgement from the defendants, as well as unspecified equitable relief.

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

As a result of our investigation into historical stock option practices, we determined that certain options that had formerly been classified as ISO grants may not qualify for such ISO tax treatment because the grants had an exercise price below the fair market value of our Common Stock on the actual grant date. The IRS is currently auditing us with respect to this issue. In addition, we could face penalties, certain payment obligations for our employees or other costs in connection with the treatment of certain stock options impacted by the deferred compensation rules under Section 409A of the Internal Revenue Code (and other similar provisions of the California and other state tax laws). Also, we were unable to record additional deferred tax assets related to stock-based compensation in accordance with limits imposed by Section 162(m) of the Internal Revenue Code which reduced our available tax net operating loss carry-forwards for certain historical periods. These and other tax consequences related to our historical stock option practices could give rise to monetary liabilities for us and/or our current and former employees which may have to be satisfied in a future period. There can be no assurance that further regulatory inquiries or actions will not be commenced by the IRS or other state or foreign regulatory taxation authorities regarding the tax implications of our historical stock option practices. The unfavorable resolution of any potential tax regulatory proceeding or action could require us to make significant payments in overdue taxes, penalties and fines or otherwise record charges (or reduce tax assets) that may adversely affect our results of operations and financial condition.

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

We may face future compliance issues with SEC reporting requirements and The Nasdaq Global Select Market listing requirements, which could cause a material adverse effect on the Company and our stockholders.

Due to our recently completed stock option investigation and the resulting restatements contained in our Annual Report on Form 10-K for the year ended December 31, 2006, we were unable to file certain of our periodic reports for periods ended in fiscal years 2006 and 2007 with the SEC on a timely basis and, as a result, faced the possibility of delisting of our stock from The Nasdaq Global Select Market. With the filings on October 17, 2007 of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007, we filed all of our then delinquent periodic reports and regained compliance with our Nasdaq filing requirements. However, even after filing all these reports with the SEC, we may still face comments from the SEC that may require us to file amended reports. As a result, we may not be able to maintain an effective listing of our Common Stock on The Nasdaq Global Select Market or any other national securities exchange. A delisting would likely reduce the liquidity in the market for our Common Stock. Any possible delisting may adversely affect the market price of our Common Stock, which may make it difficult for holders to resell their shares when desired or at attractive prices. In addition, we would be subject to a number of restrictions or delays regarding the registration of our Common Stock under federal securities laws, and we may not be able to issue certain equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our ability to hire and retain our employees and, thus, our business.

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

We have a high degree of revenue concentration, with our top five licensees representing 68% of our revenues for the three and nine months ended September 30, 2007. This compares with the three and nine months ended September 30, 2006, in which revenues from our top five licensees accounted for approximately 75% and 65% of our revenues, respectively. For the three months ended September 30, 2007, revenues from Qimonda, Fujitsu, Elpida and Toshiba each accounted for 10% or more of our total revenues. For the nine months ended September 30, 2007, revenues from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenues. For the three months ended September 30, 2006, revenues from Fujitsu, Elpida, Qimonda and AMD each accounted for 10% or more of our total revenues. For the nine months ended September 30, 2006, revenues from Intel, Fujitsu, Elpida, Qimonda and AMD each accounted for 10% or more of our total revenues. We may continue to experience significant revenue concentration for the foreseeable future.

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

For each of the three and nine months ended September 30, 2007 royalties accounted for 85% of our total revenues, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectibility is assured. As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

A substantial portion of our revenues is derived from sources outside of the United States and these revenues and our business generally are subject to risks related to international operations that are often beyond our control.

For the three and nine months ended September 30, 2007, revenues from our sales to international customers constituted approximately 84% and 85% of our total revenues, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

To date, all of the revenues from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in U.S. dollars, any royalties which are based as a percentage of the customer’s sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

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

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the convertible notes under such instruments and in some cases acceleration of any future debt under instruments that may contain cross-default or cross-acceleration provisions. For instance, as a result of the stock option investigation, in July 2007, the trustee of the convertible notes accelerated the convertible notes due to an alleged event of default that had occurred under the convertible notes because of our non-compliance with the SEC reporting covenant. While the trustee subsequently rescinded this acceleration and waived all existing events of default under the indenture governing the convertible notes, any required repayment of the convertible notes would lower our current cash on hand such that we would not have those funds available for the use in our business.

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

RAMBUS INC.

Date: November 6, 2007	By:	/s/ SATISH RISHI
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