Form 10-K
period 2007-12-31
RAMBUS INC
filed 2008-02-29
CIK 917273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated Filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $1.25 billion based upon the closing price reported for such date on The Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 105,330,070 as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on May 9, 2008 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Outcome and effect of current and potential future intellectual property litigation;

•	Litigation expenses;

•	Resolution of the Federal Trade Commission and European Commission matters involving us;

•	Protection of intellectual property;

•	Amounts owed under licensing agreements;

•	Terms of our licenses;

•	Indemnification and technical support obligations;

•	Success in the markets of our or our licensees’ products;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Effective tax rates;

•	Realization of deferred tax assets;

•	Product development;

•	Sources of competition;

•	Pricing policies of our licensees;

•	Success in renewing license agreements;

•	Operating results;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Methods, estimates and judgments in accounting policies;

•	Growth in our business;

•	Acquisitions, mergers or strategic transactions;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	Accounting, tax, regulatory, legal and other outcomes and effects of the stock option investigation;

•	Consequences of the derivative, class-action and other lawsuits related to the stock option investigation;

•	The level and terms of our outstanding debt;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Interest and other income, net;

•	Adoption of new accounting pronouncements; and

•	Likelihood of paying dividends.

You can identify these and other forward-looking statements by the use of words such as “may,” “future,” “shall,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Advanced Backplane	ABP
Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Fully Buffered-Dual Inline Memory Module	FB-DIMM
Gigabits per second	Gb/s
Graphics Double Data Rate	GDDR
Input/Output	I/O
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAM
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDR

From time to time we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices Inc.	AMD
ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Cisco Systems, Inc.	Cisco
Elpida Memory, Inc.	Elpida
Fujitsu Limited	Fujitsu
GDA Technologies, Inc.	GDA
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electron Device Engineering Council	JEDEC
Juniper Networks, Inc.	Juniper
Matsushita Electrical Industrial Co.	Matsushita
Micron Technologies, Inc.	Micron

Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NECEL
Optical Internetworking Forum	OIF
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Peripheral Component Interconnect — Special Interest Group	PCI-SIG
Renesas Technology Corporation	Renesas
S3 Graphics, Inc.	S3 Graphics
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics	ST Micro
Synopsys Inc.	Synopsys
Tessera Technologies, Inc.	Tessera
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba
Velio Communications	Velio

Item 1.	Business

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

As of December 31, 2007, our year end, our chip interface technologies are covered by more than 680 U.S. and foreign patents. Additionally, we have approximately 540 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

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

FlexPhasetm technology which synchronizes data output and compensates for circuit timing errors.

Channel Equalization which is designed to improve signal integrity and system margins by reducing inter-symbol interference in high speed parallel and serial link channels.

Product Licensing

We license our leadership and industry-standard chip interface products to our customers for use in their semiconductor and system products. Our customers include leading companies such as Fujitsu, Elpida, IBM, Intel, Matsushita, Texas Instruments, Sony, ST Micro, Qimonda and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help successfully integrate our chip interface products into their semiconductors and systems. Additionally, product licensees receive, as an adjunct to their chip interface license agreements, patent licenses as necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Our leadership chip interface products include the XDRtm, XDR2 and RDRAMtm memory chip interface products and the FlexIOtm processor bus.

The XDR Memory Architecture enables what we believe to be the world’s fastest production DRAM with operation up to 6.4 Gb/s. XDR DRAM is the main memory solution for Sony Computer Entertainment’s PLAYSTATION®3 as well as for Texas Instrument’s latest generation of DLP front projectors.

The XDR2 Memory Architecture incorporates new innovations, including DRAM micro-threading, to deliver the world’s highest performance for graphics intensive applications such as gaming and digital video.

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

In addition to our leadership products, we offer industry-standard chip interface products, including DDRx (where the “x” is a number that represents a version) and PCI Express. We also offer digital logic controllers for PCI Express and DDRx memory.

Target Markets, Applications and Customers

We work with leading and emerging semiconductor and system customers to enable their next-generation products. We engage with our customers across the entire product life cycle, from system architecture development, to chip design, to system integration, to production ramp up through product maturation. Our chip interface technologies and patented inventions are incorporated into a broad range of high-volume applications in the computing, consumer electronics and communications markets. System level products that utilize our patented inventions and/or products include personal computers, servers, printers, video projectors, video game consoles, digital TVs, set-top boxes and mobile phones manufactured by such companies as Fujitsu, IBM, Hewlett-Packard, Matsushita, Toshiba and Sony.

Our Strategy

The key elements of our strategy are as follows:

Develop Core Technology:  Develop and patent our core technology to provide a fundamental competitive advantage in memory and logic chip interfaces and architectures.

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

As of December 31, 2007, we had approximately 290 employees in our engineering departments, representing 67% of our total employees. A significant number of our engineers spend all or a portion of their time on research and development. For the years ended December 31, 2007, 2006, and 2005, research and development expenses were $82.9 million, $69.0 million and $49.1 million, respectively, including stock-compensation of approximately $16.2 million, $14.9 million and $8.1 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our license and customer service agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenues, even though some of these engineering efforts may have direct applicability to our technology development.

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

JEDEC has standardized what it calls extensions of DDR, known as DDR2 and DDR3, as well as graphics extensions called GDDR4 and GDDR5, and there are ongoing efforts to integrate products such as system-in-package DRAM. To the extent that these alternatives might provide comparable system performance at lower than or similar cost to XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

In the serial link chip interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link chip interfaces, as well as from competitors, such as ARM and Synopsys, who license similar serial link chip interface products and digital controllers. At the 10 Gb/s speed and above, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts underway or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our serial link chip interface business.

In the FlexIO processor bus and custom chip interface market, we face additional competition from semiconductor companies who develop their own parallel bus chip interfaces, as well as competitors who license similar parallel bus and custom chip interface products. As with our memory chip interface products, to the extent that competitive alternatives to our serial or parallel logic chip interface products might provide comparable system performance at lower or similar cost, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies.

Employees

As of December 31, 2007, we had approximately 430 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is excellent.

Patents and Intellectual Property Protection

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2007, we have more than 680 U.S. and foreign patents on various aspects of our technology, with expiration dates ranging from 2010 to 2025, and we have approximately 540 pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective licensees, and confidentiality agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Business Segment Data, Customers and Our Foreign Operations

We operate in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Information concerning revenues, results of operations and revenues by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 12, “Business Segments, Exports and Major Customers,” of Notes to Consolidated Financial Statements, all of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 12, “Business Segments, Exports and Major Customers,” of Notes to Consolidated Financial Statements. Information on customers that comprise 10% or more of our consolidated revenues and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

Our Executive Officers

Information regarding our executive officers and their ages and positions as of December 31, 2007, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience

Kevin S. Donnelly	46	Senior Vice President, Engineering. Mr. Donnelly joined us in 1993. Mr. Donnelly has served in his current position since March 2006. From February 2005 to March 2006, Mr. Donnelly served as co-vice president of Engineering. From October 2002 to February 2005 he served as vice president, Logic Interface Division. Mr. Donnelly held various engineering and management positions before becoming vice president, Logic Interface Division in October 2002. Before joining us, Mr. Donnelly held engineering positions at National Semiconductor, Sipex, and Memorex, over an eight year period. He holds a B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley, and an M.S. in Electrical Engineering from San Jose State University.

Name	Age	Position and Business Experience

Sharon E. Holt	43	Senior Vice President, Worldwide Sales, Licensing and Marketing. Ms. Holt has served as our senior vice president, Worldwide Sales, Licensing and Marketing (formerly titled Worldwide Sales and Marketing) since joining us in August 2004. From November 1999 to July 2004, Ms. Holt held various positions at Agilent Technologies, Inc., an electronics instruments and controls company, most recently as vice president and general manager, Americas Field Operations, Semiconductor Products Group. Prior to Agilent Technologies, Inc., Ms. Holt held various engineering, marketing, and sales management positions at Hewlett-Packard Company, a hardware manufacturer. Ms. Holt holds a B.S. in Electrical Engineering, with a minor in Mathematics, from the Virginia Polytechnic Institute and State University.
Harold Hughes	62	Chief Executive Officer and President. Mr. Hughes has served as our chief executive officer and president since January 2005 and as a director since June 2003. He served as a United States Army Officer from 1969 to 1972 before starting his private sector career with Intel Corporation. Mr. Hughes held a variety of positions within Intel Corporation from 1974 to 1997, including treasurer, vice president of Intel Capital, chief financial officer, and vice president of Planning and Logistics. Following his tenure at Intel, Mr. Hughes was the chairman and chief executive officer of Pandesic, LLC. He holds a B.A. from the University of Wisconsin and an M.B.A. from the University of Michigan. He also serves as a director of Berkeley Technology, Ltd.
Thomas Lavelle	58	Senior Vice President and General Counsel. Mr. Lavelle has served in his current position since December 2006. Previous to that, Mr. Lavelle served as vice president and general counsel at Xilinx, one of the world’s leading suppliers of programmable chips. Mr. Lavelle joined Xilinx in 1999 after spending more than 15 years at Intel Corporation where he held various positions in the legal department. Mr. Lavelle earned a J.D. from Santa Clara University School of Law and a B.A. from the University of California at Los Angeles.
Satish Rishi	48	Senior Vice President, Finance and Chief Financial Officer. Mr. Rishi joined us in his current position in April 2006. Prior to joining us, Mr. Rishi held the position of executive vice president of Finance and chief financial officer of Toppan Photomasks, Inc., (formerly DuPont Photomasks, Inc.) one of the world’s leading photomask providers, from November 2001 to April 2006. During his 20-year career, Mr. Rishi has held senior financial management positions at semiconductor and electronic manufacturing companies. He served as vice president and assistant treasurer at Dell Inc. Prior to Dell, Mr. Rishi spent 13 years at Intel Corporation, where he held financial management positions both in the United States and overseas, including assistant treasurer. Mr. Rishi holds a B.S. with honors in Mechanical Engineering from Delhi University in Delhi, India and an M.B.A. from the University of California at Berkeley’s Haas School of Business. He also serves as a director of Measurement Specialties, Inc.

Name	Age	Position and Business Experience

Michael Schroeder	48	Vice President, Human Resources. Mr. Schroeder has served as our vice president, Human Resources since joining us in June 2004. From April 2003 to May 2004, Mr. Schroeder was vice president, Human Resources at DigitalThink, Inc., an online service company. From August 2000 to August 2002, Mr. Schroeder served as vice president, Human Resources at Alphablox Corporation, a software company. From August 1992 to August 2000, Mr. Schroeder held various positions at Synopsys, Inc., a software and programming company, including vice president, California Site Human Resources, group director Human Resources, director Human Resources and employment manager. Mr. Schroeder attended the University of Wisconsin, Milwaukee and studied Russian.
Martin Scott, Ph.D.	52	Senior Vice President, Engineering. Dr. Scott has served in his current position since December 2006. Dr. Scott joined us from PMC-Sierra, Inc., a provider of broadband communications and storage integrated circuits, where he was most recently vice president and general manager of its Microprocessor Products Division from March 2006. Dr. Scott was the vice president and general manager for the I/O Solutions Division (which was purchased by PMC-Sierra) of Avago Technologies Limited, an analog and mixed signal semiconductor components and subsystem company, from October 2005 to March 2006. Dr. Scott held various positions at Agilent Technologies, including as vice president and general manager for the I/O Solutions division from October 2004 to October 2005, when the division was purchased by Avago Technologies, vice president and general manager of the ASSP Division from March 2002 until October 2004, and, before that, Network Products operation manager. Dr. Scott started his career in 1981 as a member of the technical staff at Hewlett Packard Laboratories and held various management positions at Hewlett Packard and was appointed ASIC business unit manager in 1998. He earned a B.S. from Rice University and holds both an M.S. and Ph.D. from Stanford University.
Laura S. Stark	39	Senior Vice President, Platform Solutions. Ms. Stark joined us in 1996 as strategic accounts manager, and held the positions of strategic accounts director and vice president, Alliances and Infrastructure, before assuming the position of vice president, Memory Interface Division in October 2002. She held this position until February 2005 when she was appointed to her current position. Prior to that, Ms. Stark held various positions in the semiconductor products division of Motorola, a communications equipment company, during a six year tenure, including technical sales engineer for the Apple sales team and field application engineer for the Sun and SGI sales teams. Ms. Stark holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

Item 1A.	Risk Factors

RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. See also “Forward-looking Statements” elsewhere in this report.

Litigation, Regulation and Business Risks Related to our Intellectual Property

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenues and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 16 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements for additional information regarding certain cases that are active as of the date of this report.

There can be no assurance that any or all of the opposing parties will not succeed, either at the trial or appellate level, with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results, or otherwise avoid or delay paying what we believe to be appropriate royalties for the use of our patented technology. Moreover, there is a risk that if one party prevails against us, other parties could use the adverse result to defeat or limit our claims against them; conversely, there can be no assurance that if we prevail against one party, we will succeed against other parties on similar claims, defenses, or counterclaims. In addition, there is the risk that the pending litigations and other circumstances may cause us to accept less than what we now believe to be fair consideration in settlement. Among other things, there can be no assurance that we will succeed in negotiating future settlements or licenses on terms better than those extended in our Infineon settlement. There can be no assurances that the circumstances under which we negotiated our Infineon settlement will turn out to be significantly different from the circumstances of future cases and future settlements, although we currently believe that significant differences do exist.

Any of these matters, whether or not determined in our favor or settled by us, is costly, may cause delays (including delays in negotiating licenses with other actual or potential licensees), will tend to discourage future design partners, will tend to impair adoption of our existing technologies and divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in our litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Delay of any or all of these adverse results could cause a substantial decline in our revenues and stock price.

An adverse resolution by or with a governmental agency, such as the Federal Trade Commission or the European Commission, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenues to decline substantially .

In addition to private litigations, we are involved in proceedings brought against us by one or more government agencies and we may become involved in future proceedings by other government agencies. The FTC brought an administrative action against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our membership in JEDEC while it established SDRAM standards and that we, therefore, should be precluded from enforcing certain of our intellectual property rights in patents with a priority date prior to June 1996. See Note 16 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements” for a discussion of the FTC action. At the conclusion of this proceeding, the FTC found that our conduct at JEDEC was improper and issued an order on February 2, 2007, that, among other things, limits the royalty rates we may charge to license certain patents that cover certain JEDEC-compliant SDR and DDR SDRAM memory and controller products sold after April 12, 2007. Although we obtained a partial stay of the remedy order pending our appeal of the FTC decision, the FTC’s adverse decision and remedy order has already impaired and may continue to significantly limit our ability to enforce or license our patents or collect royalties from existing or potential licensees. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Royalty Revenues — Patent Licenses” for a discussion of the terms of the FTC order. Moreover, there can be no assurance that, despite our best efforts to comply with the FTC orders, the FTC will interpret its orders in the same way, or that any differences in interpretation will not cause changes, delays or further restatements to our licensing revenue. The European Commission has instituted similar proceedings against us but has not yet issued a decision. These proceedings, or one by any other governmental agency, have already resulted in and may result in further adverse determination against us or in other outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenues to decline substantially.

In addition, third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce our patents in private litigations and to assert claims for monetary damages against us. Although we have successfully defeated certain attempts to do so, there can be no assurance that other third parties will not be successful in the future or that additional claims or actions arising out of adverse findings by a government agency will not be asserted against us.

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the United States Patent & Trademark Office (the “PTO”) and/or the European Patent Office (the “EPO”). An adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenues to decline substantially.

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

We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:

•	any current or future U.S. or foreign patent applications will be approved and not be challenged by third parties;

•	our issued patents will protect our intellectual property and not be challenged by third parties;

•	the validity of our patents will be upheld;

•	our patents will not be declared unenforceable;

•	the patents of others will not have an adverse effect on our ability to do business;

•	Congress or the U.S. courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners or alter in an adverse way the process for seeking patents;

•	new legal theories and strategies utilized by our competitors will not be successful; or

•	others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us.

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

We rely upon the accuracy on our licensees recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations.

Many of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our licensees to verify this information, audits rarely are undertaken because they can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. Therefore, we rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in our receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. If we conducted royalty audits in the future, such audits may trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

We may not be able to satisfy the requirements under the Qimonda settlement and license agreement that would require Qimonda to pay us up to an additional $100.0 million in royalty payments.

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda. The settlement and license agreement, among other things, requires Qimonda to pay to us aggregate royalties of

$50.0 million in quarterly installments of approximately $5.85 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional royalty payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payment decreased to $3.2 million in the fourth quarter of 2007, and has ceased in the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers. We may not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations under the settlement and license agreement to pay to us additional royalty payments, thereby reducing the value of the settlement and license agreement to us.

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

We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which have traditionally been focused on PCs and video game consoles, but also are expanding to include HDTVs, cellular and digital phones, PDAs, digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces. In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation ® 2 and Sony PLAYSTATION ® 3, HDTVs and set top boxes. We are subject to many risks beyond our control that influence whether or not a particular system company will adopt our chip interfaces, including, among others:

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

To continue to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the years ended December 31, 2007, 2006, and 2005, research and development expenses were $82.9 million, $69.0 million and $49.1 million, respectively, including stock-compensation of approximately $16.2 million, $14.9 million and $8.1 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.

We have a high degree of revenue concentration, with our top five licensees representing approximately 67%, 63% and 73% of our revenues for the year ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, revenues from Fujitsu, Elpida, Qimonda and Toshiba, each accounted for 10% or more of total revenues. For the year ended December 31, 2006, revenues from Fujitsu, Elpida, Qimonda and Intel, each accounted for 10% or more of total revenues. For the year ended December 31, 2005, revenue from Intel, Elpida, Toshiba and Matsushita, each accounted for 10% or more of our total revenues. We may continue to experience significant revenue concentration for the foreseeable future.

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

Unanticipated changes in our tax rates or in our assessment of the realizability of our deferred tax assets or exposure to additional income tax liabilities could affect our operating results and financial condition.

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision (benefit) for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws as well as other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.

The realization of our net deferred tax assets of approximately $127.8 million as of December 31, 2007 is solely dependent on our ability to generate sufficient future taxable income during periods before the expiration of tax statutes. Forecasted income is based on assumptions about current trends in operations and future litigation outcomes or expected settlements, and there can be no assurance that such results will be achieved. We review such forecasts in comparison with actual results and expected trends at least quarterly for the purpose of realizability assessment. If we determine that we will have insufficient future taxable income to fully realize the net deferred tax assets, we will record a valuation allowance by a charge to income tax expense.

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

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Some semiconductor companies have developed and support competing logic chip interfaces including their own serial link chip interfaces and parallel bus chip interfaces. We also face competition from semiconductor and intellectual property companies who provide their own DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our XDR licensees, produce versions of DRAM such as SDR, DDRx and GDDRx SDRAM which compete with XDR chips. We believe that our principal competition for memory chip interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess. Wider applications of other developing memory technologies, including FLASH memory, may also pose competition to our licensed memory solutions.

As the semiconductor industry is highly cyclical, significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints could affect the semiconductor industry. As a result, we may face a reduced number of licensing wins, tightening of customers’ operating budgets, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.

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

Our licensing cycle is lengthy and costly and our marketing and sales efforts may be unsuccessful.

The process of persuading customers to adopt and license our chip interface technologies can be lengthy and, even if successful, there can be no assurance that our chip interfaces will be used in a product that is ultimately brought to market, achieves commercial acceptance, or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take many months. In addition, our ongoing intellectual property litigation and regulatory actions have and will likely continue to have an impact on our ability to enter into new licenses and renewals of licenses. For example, we believe that the uncertainty surrounding the implementation and timing of the FTC’s Maximum Allowable Royalties under the FTC order has led to greater delay and uncertainty with respect to certain license renewal negotiations. As such, we may incur costs in any particular period before any associated revenues stream begins. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of delay or failure to obtain royalties.

Future revenues are difficult to predict for several reasons, and our failure to predict revenues accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Our lengthy and costly license negotiation cycle makes our future revenues difficult to predict in the event that we are not successful entering into licenses with our customers on our estimated timelines. In addition, a portion of our revenue comes from development and support services provided to our licensees. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract accounting. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may be recognized over the period in which services are performed on a percentage-of-completion basis. There can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue and may result in our missing previously announced earnings guidance or analysts’ estimates which would likely cause our stock price to decline.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:

•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications, such as the Sony PLAYSTATION ® 3;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of the timing and amount of any litigation expenses;

•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts; and

•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own.

For the years ended December 31, 2007, 2006 and 2005, royalties accounted for 86%, 87% and 83%, respectively, of our total revenues, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectibility is assured. As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

A substantial portion of our revenues is derived from sources outside of the United States and these revenues and our business generally are subject to risks related to international operations that are often beyond our control.

For the years ended December 31, 2007, 2006 and 2005 revenues from our sales to international customers constituted approximately 85%, 75% and 71% of our total revenues, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.

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

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations, as described elsewhere in this report. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), requires us to use valuation methodologies which were not developed for use in valuing employee stock options and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our cost of contract revenues, research and development expenses, marketing, general and administrative expenses and our effective tax rate, which could have an adverse impact on our results of operations.

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

Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, who can enhance our existing technologies and introduce new technologies. Competition for qualified personnel, particularly those with significant industry experience, is intense, in particular in the San Francisco Bay Area where we are headquartered and in the area of Bangalore, India where we have a design center. We are also dependent upon our senior management personnel. The loss of the services of any of our senior management personnel, or key sales personnel in critical markets, or critical members of staff, or of a significant number of our engineers could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.

Decreased effectiveness of equity-based compensation could adversely affect our ability to attract and retain employees.

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of changes in accounting principles, we have incurred increased compensation costs associated with our stock-based compensation programs. As a result and as part of our overall compensation philosophy, we have worked to reduce the issuance of equity as a percentage of overall compensation and the number of equity awards issued annually as a percentage of our total outstanding shares. In addition, if we face any difficulty relating to obtaining stockholder approval of our equity compensation plans, it could make it harder or more expensive for us to grant stock-based payments to employees in the future. As a result of these factors leading to lower equity compensation of our employees, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

Risks Related to Corporate Governance and Capitalization Matters

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

Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “RMBS.” The trading price of our Common Stock has been subject to wide fluctuations which may continue in the future in response to, among other things, the following:

•	any progress, or lack of progress, in the development of products that incorporate our chip interfaces;

•	our signing or not signing new licensees;

•	new litigation or developments in current litigation as discussed above;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results;

•	developments with respect to patents or proprietary rights and other events or factors; and

•	any delisting of our Common Stock from The Nasdaq Global Select Market.

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

Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. If we cannot provide reliable financial information or prevent fraud, our business and operating results, as well as our stock price, could be harmed. We have during the year ended December 31, 2007 discovered, and may in the future discover, material weaknesses in our internal control over financial reporting. A failure to implement and maintain effective internal control over financial reporting, could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

The matters relating to the independent investigation of our historical stock option granting practices and the restatement of our previous financial statements could adversely affect our business, financial condition, results of operations and cash flows.

During 2006 and 2007, our Audit Committee conducted an internal investigation of the timing of stock option grant practices and related accounting issues, and, as a result of the findings, we restated various previously filed financial statements. The costs of the investigation and restatement and any settlements, payment of claims, fines, taxes and other costs led to substantial expenses that materially affected our cash balance and cash flows from operations. In addition, the recent restatement of our financial results and any negative outcome that may occur from these investigations could impact our reputation, including our relationships with our investors and our licensees, our ability to hire and retain qualified personnel, our ability to acquire new licensees and other business partners and, ultimately, our ability to generate revenue. Furthermore, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

Future government actions may result from the completion of the investigation of stock option grants. We are also under examination by the Internal Revenue Service (“IRS”) on the various tax reporting implications resulting from the investigation. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies, including the IRS and other tax authorities. The unfavorable resolution of any potential tax or other regulatory proceeding or action could require us to make significant payments in overdue taxes, penalties and fines or otherwise record charges (or reduce tax assets) that may adversely affect our results of operations and financial condition.

In addition, our bylaws and certain indemnification agreements require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature unless such person acted criminally, in a manner opposed to our best interests or did not act in good faith. Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability. Therefore, the expense of indemnifying our current and former directors, officers and employees and agents in their defense or related expenses as a result of the derivative, class action and any regulatory actions related to the investigation and financial restatement may be significant. Therefore, our indemnification obligations could result in the diversion of our financial resources that adversely affects our business, financial condition and results of operations.

We have been named as a party to several lawsuits arising from matters relating to the investigation which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.

Several shareholder derivative actions were filed in state and federal courts against certain of our current and former officers and directors, as well as our current auditors, related to the stock option investigation. The actions were brought by persons identifying themselves as shareholders and purporting to act on our behalf. We are named solely as a nominal defendant against whom the plaintiffs seek no recovery. The complaints allege that certain of these defendants violated securities laws and/or breached their fiduciary duties to us and obtained unjust enrichment in connection with grants of stock options to certain of our officers that were allegedly improperly dated. The complaints seek unspecified monetary damages and disgorgement from the defendants, as well as unspecified equitable relief. Additionally, several securities fraud class actions and individual lawsuits were filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal securities laws by filing documents with the SEC containing false statements regarding our accounting treatment of the stock option granting actions under investigation. The individual lawsuits allege not only federal and state securities law violations, but also state law claims for fraud and breach of fiduciary duty. The class actions have been consolidated into a single proceeding. On September 7, 2007, the parties to this class action proceeding advised the court that they had reached a settlement in principle of the litigation. The settlement, which is subject to final documentation and approval by the court, provides for a payment of $18 million by us for a dismissal with prejudice of all claims against all defendants. See Note 16 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements for more information.

There can be no assurance that further lawsuits by parties who allege they suffered injury as a consequence of our past stock option granting practices will not be filed in the future. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have accrued an estimate of certain liabilities that we believe will result from certain of these actions, including the $18 million mentioned above, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation will exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in the litigation related to our past stock option granting practices could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our Common Stock.

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

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the convertible notes under such instruments and in some cases acceleration of any future debt under instruments that may contain cross-default or cross-acceleration provisions. For instance, as a result of the stock option investigation, in July 2007, the trustee of the convertible notes accelerated the convertible notes due to an alleged event of default that had occurred under the convertible notes because of the assertion that we were not in compliance with the SEC reporting covenant. While the trustee subsequently rescinded this acceleration and waived all existing events of default under the indenture governing the convertible notes, any required repayment of the convertible notes would lower our current cash on hand such that we would not have those funds available for the use in our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, we occupied offices in the leased facilities described below:

Number of Offices
Under Lease	Location	Primary Use

4	United States	Executive and administrative offices, research and development, sales and marketing and service functions
Los Altos, CA (Headquarters) Chapel Hill, NC Mountain View, CA Austin, TX
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Taipei, Taiwan	Business development
1	Seoul, Korea	Business development
1	Pforzheim, Germany	Business development

In May 2006, we signed an agreement to lease a new office facility in Bangalore, India into which we have consolidated all of our Bangalore operations as of December 31, 2007.

Item 3.	Legal Proceedings

For the information required by this item regarding legal proceedings, see Note 16 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 19, 2007, Rambus held its 2007 Annual Meeting of Stockholders. The matters voted upon at the meeting for shareholders of record as of November 21, 2007 and the vote with respect to each such matter are set forth below:

(i) Election of five Class II directors for a term of two years expiring in 2009:

	For	Withheld

J. Thomas Bentley	84,600,055	1,583,297
P. Michael Farmwald	70,503,689	15,679,663
Penelope A. Herscher	76,579,571	9,603,781
Kevin Kennedy	60,176,629	26,006,723
David Shrigley	76,590,094	9,593,258

(ii) Ratification of appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm:

For: 84,545,727	Against: 1,118,126	Abstentions: 519,499

The term for Class I continuing directors will expire at the annual meeting of stockholders to be held in 2008. There were 105,045,215 shares issued, outstanding and eligible to vote at the meeting.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “RMBS”. The following table sets forth for the periods indicated the high and low sales price per share of our Common Stock as reported on The Nasdaq Global Select Market.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	High	Low	High	Low

First Quarter	$23.95	$17.31	$40.22	$17.50
Second Quarter	$22.00	$17.67	$46.99	$19.79
Third Quarter	$19.60	$12.05	$25.38	$10.25
Fourth Quarter	$22.20	$17.64	$23.83	$15.87

The graph below matches Rambus Inc.’s cumulative 75-month total shareholder return on Common Stock with the cumulative total returns of the Nasdaq Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indexes (with the reinvestment of all dividends) from 9/30/2001 to 12/31/2007.

COMPARISON OF 75 MONTH CUMULATIVE TOTAL RETURN*
Among Rambus Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*	$100 invested on 9/30/01 in stock or index-including reinvestment of dividends.

Fiscal years ending:

	9/01	9/02	12/03	12/04	12/05	12/06	12/07
Rambus Inc.	100.00	58.97	417.12	312.50	219.97	257.20	284.51
NASDAQ Composite	100.00	60.95	103.94	114.26	117.02	130.36	142.44
RDG Semiconductor Composite	100.00	43.59	98.10	78.32	86.97	81.78	91.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2008, there were 816 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our Common Stock or other securities and have no current plans to do so.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, our Board of Directors has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. As of December 31, 2007, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. As of December 31, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock. In connection with the completed stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. We became current with our SEC filings as of October 17, 2007, but did not repurchase shares in 2007. During 2008, we began repurchasing additional shares under the share repurchase program. See Note 17 “Subsequent Events” of Notes to Consolidated Financial Statements for more information.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Total revenues	$179,940	$195,324	$157,198	$144,874	$118,303
Net income (loss)	$(27,664)	$(13,816)	$28,940	$22,361	$5,983
Net income (loss) per share:
Basic	$(0.27)	$(0.13)	$0.29	$0.22	$0.06
Diluted	$(0.27)	$(0.13)	$0.28	$0.21	$0.06
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$440,882	$436,341	$355,390	$236,360	$188,538
Total assets	$627,347	$604,617	$515,953	$396,052	$321,109
Deferred revenue	$2,756	$7,557	$9,290	$23,823	$42,202
Convertible notes	$160,000	$160,000	$160,000	$—	$—
Stockholders’ equity	$407,084	$382,288	$323,467	$353,576	$262,357

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Business Overview

We design, develop and license chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the time-to-market, performance and cost-effectiveness of our customers’ semiconductor and system products for computing, communications and consumer electronics applications.

As of December 31, 2007, our chip interface technologies are covered by more than 680 U.S. and foreign patents. Additionally, we have approximately 540 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.

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

We derive additional revenues by licensing our leadership and industry-standard chip interface products to our customers for use in their semiconductor and system products. Our customers include leading companies such as Fujitsu, Elpida, IBM, Intel, Matsushita, Texas Instruments, Sony, ST Micro, Qimonda and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help successfully integrate our chip interface products into their semiconductors and systems. Additionally, product licensees may receive, as an adjunct to their chip interface license agreements, patent licenses as necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

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

We have a high degree of revenue concentration, with our top five licensees representing approximately 67%, 63% and 73% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, revenues from Fujitsu, Elpida, Qimonda and Toshiba, each accounted for 10% or more of total revenues. For the year ended December 31, 2006, revenues from Fujitsu, Elpida, Qimonda and Intel, each accounted for 10% or more of total revenues. For the year ended December 31, 2005, revenue from Intel, Elpida, Toshiba and Matsushita, each accounted for 10% or more of our total revenues.

Our revenue from companies headquartered outside of the United States accounted for approximately 85%, 75% and 71% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.

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

Revenue Concentration

As indicated above, we have a high degree of revenue concentration. Many of our licensees have the right to cancel their licenses. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we expect that our revenue concentration will decrease over time as we license new customers.

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

For additional information concerning international revenues, see Note 12, “Business Segments, Exports and Major Customers” of Notes to Consolidated Financial Statements of this Form 10-K.

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

Costs of restatement and related legal activities.  Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006 — 2007 stock option investigation, the filing of the restated financial statements and related litigation.

Taxes.  We report certain items of income and expense for financial reporting purposes in different years than they are reported for tax purposes. We recognize revenue for financial reporting purposes as such amounts are earned and this could occur over several reporting periods. As a result of the above and other differences between tax and financial reporting for income and expense recognition, our net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes. In addition, we maintain reserves for uncertain tax positions under FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2007	2006	2005

Revenues:
Royalties	85.8%	86.5%	82.9%
Contract revenues	14.2%	13.5%	17.1%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenues*	15.1%	15.6%	15.1%
Research and development*	46.1%	35.3%	31.2%
Marketing, general and administrative*	67.0%	53.5%	51.2%
Costs of restatement and related legal activities	10.8%	16.1%	0.0%

Total costs and expenses	139.0%	120.5%	97.5%

Operating income (loss)	(39.0)%	(20.5)%	2.5%
Interest and other income, net	12.1%	7.3%	22.2%

Income (loss) before income taxes	(26.9)%	(13.2)%	24.7%
Provision for (benefit from) income taxes	(11.5)%	(6.1)%	6.2%

Net income (loss)	(15.4)%	(7.1)%	18.5%

* Includes stock-based compensation:
Cost of contract revenues	3.3%	4.2%	2.5%
Research and development	9.0%	7.6%	5.1%
Marketing, general and administrative	12.6%	8.9%	5.4%

	Years
	Ended December 31,			2006 to 2007	2005 to 2006
	2007	2006	2005	Change	Change
	(Dollars in millions)

Total Revenues
Royalties	$154.3	$168.9	$130.3	(8.6)%	29.6%
Contract revenues	25.6	26.4	26.9	(2.9)%	(1.9)%

Total revenues	$179.9	$195.3	$157.2	(7.9)%	24.2%

Royalty Revenues

Patent Licenses

In the years ended December 31, 2007, 2006 and 2005, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $3.8 million for SDR and DDR-compatible products in the year ended December 31, 2007 as compared to the same period in 2006. The decrease is primarily due to decreased revenue in 2007 from AMD, Qimonda and NEC, partially offset by increased royalties from Toshiba, Fujitsu and Spansion. Royalties increased approximately $56.0 million for SDR and DDR-compatible products in the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily due to revenue from licensees signed in 2005 and the first quarter of 2006, including Fujitsu, AMD and Qimonda, partially offset by decreased royalties from Samsung and Matsushita.

As of December 31, 2007, we had both variable and fixed royalty agreements for our SDR and DDR-compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We are recognizing royalty revenues under the AMD agreement on a quarterly basis as amounts become due and payment is received because the contractual terms of the agreement provide for payments on an extended term basis. We recognized royalty revenues of $15.0 million and 18.8 million in 2007 and 2006, respectively, and we expect to recognize royalty revenues of $15.0 million in 2008 through 2009 and $11.3 million in 2010 under the AMD agreement. The AMD agreement provides a license of our patented technology used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

On March 16, 2006, we entered into a five-year patent license agreement with Fujitsu. We expect to recognize royalty revenues under the Fujitsu agreement on a quarterly basis as amounts become due and payment is received as the contractual terms of the agreement provide for payments on an extended term basis. We recognized a total of $36.5 million and $34.8 million of royalty revenues in 2007 and 2006, respectively. The Fujitsu agreement provides a license that covers semiconductors, components and systems, but does not include a license to Fujitsu for its own manufacturing of commodity SDRAM other than limited amounts of SDR SDRAM annually.

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda. The settlement and license agreement, among other things, requires Qimonda to pay to us aggregate royalties of $50.0 million in quarterly installments of approximately $5.8 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional royalty payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payment decreased to $3.2 million in the fourth quarter of 2007 and has ceased in the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers.

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

There was no royalty revenue recorded from the Intel patent cross-license in the year ended December 31, 2007, because the term of the agreement expired in June 2006. The Intel patent cross-license agreement represented the second largest source of royalties in the years ended December 31, 2006 and 2005. Royalties under this agreement decreased from $40.0 million to $20.0 million for the year ended December 31, 2006 compared to the same period in 2005.

On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring us to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties we can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). We are using our best efforts to comply with these orders. Amounts in excess of MAR that are subject to the order are excluded from revenue. As of December 31, 2007, $2.4 million has been excluded from revenue. Depending on the final resolution of the appeal, we may or may not be able to recognize any excess amounts as additional revenue.

Product Licenses

In the year ended December 31, 2007, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from these products increased approximately $7.0 million during the year ended December 31, 2007 as compared to the same period in 2006.

In the year ended December 31, 2007, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers increased $2.2 million during the year ended December 31, 2007 as compared to the same period in 2006.

In the years ended December 31, 2006 and 2005, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased approximately $1.2 million during the year ended December 31, 2006 as compared to the same period in 2005.

Royalties from XDR, FlexIO, DDR and serial link-compatible products represent the fourth largest category of royalties. Royalties from XDR and serial link-compatible products increased approximately $3.8 million during the year ended December 31, 2006 as compared to the same period in 2005. The increase of XDR and serial link-compatible products for 2006 over 2005 is primarily due to increased volumes of XDR DRAM associated with shipments of the Sony PLAYSTATION®3 product.

In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

Contract Revenue

Percentage-of-Completion Contracts

Percentage of completion contract revenue increased approximately $2.1 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase is due to increased revenue from leadership and industry standard chip interface contracts.

For the year ended December 31, 2006 as compared to the year ended December 31, 2005, percentage-of-completion contract revenue decreased approximately $8.2 million due to completion of leadership chip interface contracts during 2005, including XDR and FlexIO.

We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

Other contracts revenue decreased approximately $2.8 million for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to decreased revenue from industry standard chip interface contracts offset by increased revenue from leadership contracts.

For the year ended December 31, 2006 as compared to the same period in 2005, revenue which is recognized over the estimated service periods or on a completed contract basis increased approximately $7.7 million due to increased revenue from industry standard and leadership chip interface contracts.

We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.

Engineering costs:

	Years Ended
	December 31,			2006 to 2007	2005 to 2006
	2007	2006	2005	Change	Change
	(Dollars in millions)

Engineering costs
Cost of contract revenues	$21.2	$22.2	$19.8	(4.6)%	12.1%
Stock-based compensation	5.9	8.2	3.9	(27.5)%	110.3%

Total cost of contract revenues	27.1	30.4	23.7	(10.8)%	28.3%

Research and development	66.7	54.1	41.0	23.3%	32.0%
Stock-based compensation	16.2	14.9	8.1	8.7%	84.0%

Total research and development	82.9	69.0	49.1	20.2%	40.5%

Total engineering costs:	$110.0	$99.4	$72.8	10.7%	36.5%

For the year ended December 31, 2007 as compared to the same period in 2006, engineering costs increased primarily due to expenses associated with tax reimbursement expenses of approximately $4.1 million, increased compensation expenses of $3.1 million associated with an increase in headcount, increased amortization expense of design software maintenance of $2.1 million and increased information technology expenses of approximately $1.6 million offset in part by a decrease in total stock-based compensation expense of $0.9 million. The tax reimbursement expenses are associated with our decision to reimburse current employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. Additionally, stock-based compensation expenses include the effect of a change in our estimated forfeiture rates for awards outstanding.

In certain periods, the cost of contract revenues may exceed contract revenues that do not factor in the expected stream of future royalty payments. This can be further impacted by expensing of pre-contract costs, and completed contract costs where the realizability of an asset is uncertain, and low utilization of project resources. During the quarter ended December 31, 2007, we recognized an expense of approximately $1.2 million related to an estimated loss contract. These expenditures were recognized in the consolidated statement of operations in cost of contract revenues during the fourth quarter of 2007 when such loss was determined. Additionally, cost of contract revenues exceeded contract revenues partially due to stock-based compensation expense of $5.9 million recognized during 2007.

For the year ended December 31, 2006 as compared to the same period in 2005, the increase in total engineering costs was primarily a result of increased stock-based compensation (approximately $11.1 million) associated with the adoption of SFAS No. 123(R) in 2006, increased salary and benefit costs (approximately $6.7 million) associated with an average increase of approximately 52 employees, increased bonus expense (approximately $3.3 million) due to higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, increased information technology costs due to spending related to personnel, consulting and depreciation (approximately $2.2 million) increased depreciation and intangible amortization expense (approximately $2.0 million) higher payroll taxes (approximately $0.7 million) associated with higher stock option exercises in the first half of 2006 and increased salary costs.

In the near term, we expect engineering expenses will continue to increase as we make investments in the infrastructure and technologies required to maintain our leadership position in chip interface technologies and increase headcount.

Marketing, general and administrative costs:

	Years Ended December 31,			2006 to 2007	2005 to 2006
	2007	2006	2005	Change	Change
	(Dollars in millions)

Marketing, general and administrative costs
Marketing, general and administrative costs	$58.4	$48.2	$33.7	21.3%	43.0%
Litigation expense	39.5	38.9	38.2	1.4%	1.8%
Stock-based compensation	22.7	17.5	8.5	30.0%	105.9%

Total marketing, general and administrative costs	$120.6	$104.6	$80.4	15.3%	30.1%

For the year ended December 31, 2007 as compared to the same period in 2006, the increase in total marketing, general and administrative costs was primarily due to higher stock-based compensation expense of $5.2 million, professional and consulting fees of $4.1 million, payroll costs associated with $3.3 million of severance expense, approximately $2.5 million of tax reimbursement expenses associated with Internal Revenue Code Section 409A and increased litigation expenses of $0.6 million (which includes an increase of general litigation expenses of $10.6 million in 2007, offset by a one-time bonus of $10.0 million paid to a law firm in 2006). The tax reimbursement expenses are associated with our decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. Additionally, stock-based compensation expenses include the effect of a change in our estimated forfeiture rates for awards outstanding as well as the effect of performance based restricted stock units. Costs of restatement and related legal activities are discussed in the next section.

For the year ended December 31, 2006 as compared to the same period in 2005, the increase in total marketing, general and administrative costs was primarily a result of increased stock-based compensation costs (approximately $9.0 million) associated with the adoption of SFAS No. 123(R) in 2006, increased salary costs (approximately $5.6 million) associated with an average increase of approximately 37 employees (29 in the U.S. and 8 internationally), increased bonus expense (approximately $3.2 million) due to higher achievement of bonus targets and an increased number of participants in the corporate bonus plan, increased consulting costs (approximately $1.2 million), higher payroll taxes (approximately $1.1 million) associated with payroll tax withholding liability for certain repriced stock grants that no longer qualify for incentive stock option tax treatment in the first half of 2006 and increased salary costs, increased depreciation and intangible amortization expense (approximately $1.0 million) increased litigation expense (approximately $0.7 million) and increased rent expense (approximately $0.7 million). Costs of restatement and related legal activities are discussed in the next section.

In the future, marketing, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to continue to be at or above the 2007 expense levels due to the current high level of litigation activity.

Costs of restatement and related legal activities:

	Years Ended December 31,			2006 to 2007	2005 to 2006
	2007	2006	2005	Change	Change
	(Dollars in millions)

Costs of restatement and related legal activities	$19.5	$31.4	$—	(38.1)%	—

Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

For the year ended December 31, 2007 as compared to the same period in 2006, the decrease in costs of restatement and related legal activities was primarily associated with the one-time accrual of $18.0 million in the third quarter of 2006 related to the potential settlement of the consolidated class action lawsuit pertaining to the accounting for stock option grants and related disclosures, offset in part by higher accounting and audit fees and consulting expenses of $6.0 million in 2007 relating to the filing of our restated financial statements in late 2007.

For the year ended December 31, 2006 we incurred approximately $31.4 million in costs of restatement and related legal activities. There were no comparable costs incurred for the year ended December 31, 2005. The costs consist primarily of settlement accruals, including the accrual of $18.0 million in the third quarter of 2006 related to the potential settlement of the consolidated class action lawsuit pertaining to the accounting for stock option grants and related disclosures, plus investigation, audit, litigation and other professional fees. The Company expects to continue to incur restatement related litigation costs in the future arising from stock options investigation related claims.

Interest and other income, net:

	Years Ended December 31,			2006 to 2007	2005 to 2006
	2007	2006	2005	Change	Change
	(Dollars in millions)

Interest and other income, net	$21.8	$14.3	$34.8	51.8%	(58.9)%

Interest and other income, net consists primarily of interest income generated from investments in high quality fixed income securities. For the year ended December 31, 2007 as compared to the same period in 2006, the increase in interest and other income, net was primarily due to higher investment yields and higher average cash and investment balances. In addition, the year ended 2006 included amortization of note issuance costs of $3.2 million, including $2.4 million that was accelerated into the fourth quarter of 2006, in connection with the calling of the $160.0 million in convertible notes.

For the year ended December 31, 2006 as compared to the same period in 2005, the decrease in interest and other income, net consists primarily of gains on the repurchases of the outstanding convertible notes in 2005, that were issued in the first quarter of 2005 (approximately $24.0 million), offset in part by higher interest income primarily due to higher cash and marketable securities balances and higher interest rates (approximately $5.7 million) in 2006. Year ended 2006 interest and other income, net also includes $3.2 million of amortization of note issuance costs, including $2.4 million that was accelerated into the fourth quarter of 2006, in connection with the calling of the $160.0 million in convertible notes (see Note 15 “Convertible Notes” of Notes to Consolidated Financial Statements for more information).

In the future, we expect that interest and other income, net will vary from period to period based on the amount of cash and marketable securities and interest rates.

Provision for (benefit from) income taxes:

	Years Ended December 31,			2006 to 2007	2005 to 2006
	2007	2006	2005	Change	Change
	(Dollars in millions)

Provision for (benefit from) income taxes	$(20.7)	$(11.9)	$9.8	(74.0)%	(221.4)%

Effective tax rate	42.8%	46.3%	25.3%

The 2007 tax rate is higher than the benefit calculated using the U.S. statutory tax rate primarily due to research and development tax credits, stock-based compensation expense associated with executives and state income taxes. The 2006 tax rate is higher than the U.S. statutory tax rate primarily due to research and development tax credits, partially offset by the lack of deductibility of certain stock-based compensation expense associated with executives. The 2005 tax rate is lower than the U.S. statutory tax rate primarily due to the tax benefit from stock-based compensation expense associated with executives.

In the year ended December 31, 2007, our net deferred tax assets increased by $18.2 million to $127.8 million, primarily due to the net increase in future tax benefits related to employee stock related compensation, additional tax credits and net operating losses unrelated to stock option windfall benefits, offset by a decrease in future tax benefits related to depreciation and amortization. Additional information regarding our deferred tax asset is set forth below in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates — Income Taxes” and is incorporated herein by reference.

Pursuant to Footnote 82 of SFAS No. 123(R), tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. Starting in 2006, we no longer include net operating losses attributable to stock option windfall deductions as components of our gross deferred tax assets. The benefit of these net operating losses will be recorded to equity when they reduce cash taxes payable.

Liquidity and Capital Resources

	December 31,	December 31,
	2007	2006
	(In millions)

Cash and cash equivalents	$119.4	$73.3
Marketable securities	321.5	351.1
Marketable securities, long-term	—	12.0

Total cash, cash equivalents, and marketable securities	$440.9	$436.4

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Net cash provided by operating activities	$6.5	$63.4	$33.8
Net cash provided by (used in) investing activities	$31.9	$(68.3)	$(139.3)
Net cash provided by financing activities	$7.6	$35.8	$99.7

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flows. We currently use cash generated from operations for capital expenditures and investments . Based on past performance and current expectations, we believe our current available sources of funds including cash, cash equivalents, and marketable securities, plus the anticipated cash generated from operations, will be adequate to finance our operations, capital expenditures and stock repurchases for at least the next year.

Operating Activities

Our positive cash flows from operating activities of $6.5 million in the year ended December 31, 2007 were primarily attributable to a net loss of $27.7 million adjusted for $44.8 million of stock-based compensation expense and $16.5 million of depreciation and amortization expense, $0.4 million in loss on disposal of property and equipment (including approximately $0.3 million in write off of leasehold improvements related to the closure of our previous India office), offset by cash outflows of $5.7 million primarily from changes in our working capital, including the tax reimbursement expenses associated with our decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. Non-cash working capital changes primarily relate to a deferred tax benefit of $21.9 million, a $4.8 million net decrease in deferred revenue and a $4.4 million decrease in accrued salaries and benefits and other accrued liabilities, offset by a $0.7 million decrease in accounts receivable, a $5.1 million increase in accounts payable, a $3.1 million increase in accrued litigation expenses and a $0.8 million increase in income taxes payable.

Cash generated by operating activities in the year ended December 31, 2006 was $63.4 million primarily as a result of a net loss of $13.8 million, adjusted for certain non-cash items, including increases resulting from stock-based compensation expense of $40.5 million, depreciation of $11.2 million, amortization of intangible assets of $5.2 million, amortization of $3.2 million of note issuance costs, including an additional $2.4 million in connection with the notice of acceleration relating to the $160.0 million of our convertible notes. In addition, cash generated by operating activities was positively impacted by a $6.1 million increase in accounts payable, a $7.2 million increase in accrued salaries and benefits and other accrued liabilities, a $18.5 million increase in accrued litigation expenses and a $0.1 million increase in income taxes payable. Cash generated by operating activities was partially offset by an increase in deferred taxes of $11.2 million, an increase in accounts receivable and unbilled receivables of $1.6 million, an increase in prepaid expenses and other assets of $0.7 million and a net increase in deferred revenue of $1.7 million.

Cash generated by operating activities was $33.8 million in the year ended December 31, 2005, and was primarily the result of net income of $28.9 million adjusted for certain non-cash items, including depreciation of $9.1 million, amortization of note issuance costs of $1.1 million, amortization of intangible assets of $4.3 million, stock-based compensation of $20.5 million, tax benefit of stock options of $0.7 million, and loss on disposal of assets of $0.2 million, offset by a $24.0 million gain on repurchase of convertible notes. Operating activities were also affected by a decrease in accounts receivable of $0.5 million, a $6.5 million increase in deferred tax provision, a $2.5 million increase in accrued salaries and benefits and other accrued liabilities and a $1.4 million increase in accrued litigation expenses, offset by a $0.5 million increase in prepaid expenses and other assets, a $2.5 million decrease in accounts payable and a $0.5 million decrease in income taxes payable. This cash generated from operating activities was partially offset by a net decrease in deferred revenue of $14.5 million resulting from contract revenues recognized in excess of contract billings primarily related to increased revenues for XDR and FlexIO chip interface contracts in which billings were made in the prior year.

Investing Activities

Cash provided by investing activities of approximately $31.9 million in the year ended December 31, 2007 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $707.1 million, partially offset by purchases of available-for-sale marketable securities of $664.4 million, and additional consideration paid of $1.1 million on the acquisition of GDA. Additionally, we purchased $7.0 million of primarily computer software and $2.6 million of leasehold improvements.

Cash used in investing activities was $68.3 million in the year ended December 31, 2006, and primarily consisted of purchases of marketable securities of $215.2 million, offset by maturities of $166.2 million. In addition, $1.0 million was used to acquire certain proprietary assets from GDA, $0.3 million was used to purchase intangible assets, $14.9 million was used to acquire property and equipment, primarily computer and software and $3.1 million was used to acquire leasehold improvements.

Cash used in investing activities was $139.3 million in the year ended December 31, 2005, and primarily consisted of purchases of marketable securities of $347.7 million resulting from the investment of a portion of the net proceeds from the issuance of convertible notes, offset by maturities of $222.1 million. In addition, $5.4 million was used to acquire certain proprietary digital core designs from GDA, $2.5 million was used to acquire certain serial link intellectual property assets from Cadence and $8.6 million was used for the purchase of property and equipment, including computer and software purchases in the United States and computer equipment, software, leasehold improvements and office equipment and furniture for a new facility in India. The change is partially offset by a reduction in restricted cash of $2.8 million due to the settlement in the Infineon case, which removed the restrictions on these assets.

Financing Activities

Net cash provided by financing activities was $7.6 million in the year ended December 31, 2007. We received proceeds from the issuance of stock from the exercise of stock options and purchases under our employee stock purchase plan of $11.8 million during the fourth quarter of the year and paid $4.3 million under installment payment plans used to acquire software license agreements. No other significant financing activities occurred during the year primarily due to the stock option investigation and restatement, during which we suspended our common stock repurchase program and suspended employee stock option exercises and purchases under our employee stock purchase plan.

Net cash provided by financing activities was $35.8 million in the year ended December 31, 2006. We received net proceeds of $57.6 million from the issuance of Common Stock associated with exercises of employee stock options and Common Stock issued under our employee stock purchase plan, partially offset by repurchases of our Common Stock of $21.0 million. In addition, we made a $0.8 million installment payment.

Net cash provided by financing activities was $99.7 million in the year ended December 31, 2005. We received net proceeds from the issuance of convertible notes of $292.8 million and net proceeds from the issuance of Common Stock associated with exercises of employee stock options and Common Stock issued under our employee stock purchase plan of $8.5 million. This cash provided from the issuance of convertible notes and Common Stock was partially offset by the repurchase of our Common Stock of $88.2 million and the repurchases of outstanding convertible notes of $113.0 million. In addition, we repaid approximately $0.4 million against an installment payment plan totalling $2.8 million used to acquire capitalized software.

We currently anticipate that existing cash and cash equivalent balances and cash flows from our operating activities will be adequate to meet our cash needs for at least the next 12 months. Additionally, we have begun repurchasing additional shares in 2008 under our share repurchase program which will adversely impact our cash balances. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this report, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting $600,000 of our cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We also lease a facility in Mountain View, California, through November 11, 2009, a facility in Chapel Hill, North Carolina through November 15, 2009 and a facility for our design center in Bangalore, India through November 30, 2012. We also lease office facilities in Austin, Texas and various international locations under non-cancelable leases that range in terms from month-to-month to one year.

In May 2006, we signed an agreement to lease a new office facility in Bangalore, India into which we have consolidated all of our Bangalore operations as of December 31, 2007.

As discussed more fully in Note 15, “Convertible Notes” of the Notes to Consolidated Financial Statements, we have $160.0 million zero coupon convertible senior notes (the “convertible notes”) outstanding at December 31, 2007.

In connection with certain German litigation, the German courts have requested that we set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.7 million is restricted as to withdrawal, managed by a third party subject to certain limitations under our investment policy and included in restricted cash to cover the German court requirements.

As of December 31, 2007, our material contractual obligations are:

	Payment Due by Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Contractual obligations(1)
Operating leases	$20,720	$7,308	$6,418	$5,743	$620	$631	$—
Convertible notes	160,000	—	—	160,000	—	—	—
Purchased software license agreements(2)	3,554	3,554	—	—	—	—	—

Total	$184,274	$10,862	$6,418	$165,743	$620	$631	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48 of approximately $14.0 million as of December 31, 2007. As noted in Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2007, which are also included on our consolidated balance sheets under current and other long-term liabilities.

Contingent Warrants, Common Stock Equivalents, and Options

Warrants

In October 1998, our Board of Directors authorized an incentive program in the form of warrants for a total of up to 1,600,000 shares of our Common Stock to be issued to various RDRAM licensees. The warrants, which were issued at the time certain targets were met, had an exercise price of $2.50 per share and a life of five years from the date of issuance. These warrants were to vest and become exercisable only upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM chipsets. Warrants exercisable for a total of

1,520,000 shares of our Common Stock had been issued under the program. As of December 31, 2007, no warrants were exercised as the defined milestones were not achieved, and all warrants have now expired.

Contingent Unvested Options

As of December 31, 2006, there were 721,846 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM 850E chipsets. Intel has since phased out the 850E chipset and as a result the unvested options will never vest. These contingent unvested options were granted in 1999 and 2001 with a term of 10 years.

As of December 31, 2007, 86,498 contingent unvested options were forfeited. As of December 31, 2007, there were 635,348 contingent unvested options. As noted above, none are expected to vest.

Share Repurchase Program

In October 2001, our Board of Directors approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, our Board of Directors has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. As of December 31, 2007, we had repurchased a cumulative total of 13.2 million shares of our Common Stock at an average price per share of $13.95 since the commencement of this program. As of December 31, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of our outstanding Common Stock. In connection with the completed stock options investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. We became current with our SEC filings as of October 17, 2007, but did not repurchase shares in 2007. During 2008, we began repurchasing additional shares under the share repurchase program. See Note 17, “Subsequent Events,” of Notes to Consolidated Financial Statements for more information.

Shareholder Litigation Related to Historical Stock Option Practices

Derivative Lawsuits

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues.

On May 31, 2006, the first of three shareholder derivative actions was filed in the Northern District of California against Rambus (as a nominal defendant) and certain current and former executives and board members. On August 9, 2006, these actions were consolidated for all purposes under the caption, In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), and Howard Chu and Gaetano Ruggieri were appointed lead plaintiffs. On October 2, 2006, a consolidated complaint was filed. On November 3, 2006, plaintiffs filed an amended consolidated complaint. The consolidated complaint, as amended, alleges violations of certain federal and state securities laws as well as other state law causes of action. The complaint seeks disgorgement and damages in an unspecified amount, unspecified equitable relief, and attorneys’ fees and costs.

On August 22, 2006, another shareholder derivative action was filed in Delaware Chancery Court against Rambus (as a nominal defendant) and certain current and former executives and board members (Bell v. Tate et al., 2366-N (Del. Chancery)). Pursuant to agreement of the parties, no deadline for Rambus to respond to the complaint has been set.

On August 30, 2007, another shareholder derivative action was filed in the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP (Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD)). On November 21, 2007, the New York court granted PricewaterhouseCoopers LLP’s motion to transfer the action to the Northern District of California. The case has not yet been docketed in the Northern District of California.

The Special Litigation Committee (“SLC”) has concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of our present and former officers and directors. The SLC has determined that all claims should be terminated and dismissed against the named defendants in the derivative actions with the exception of claims against Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC has entered into settlement agreements with certain of our former officers. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to us exceeds $6.5 million in cash and estimated equivalent value, as well as substantial additional value to us relating to the relinquishment of claims to over 2.7 million stock options. On August 24, 2007, the written report setting forth the findings of the SLC was filed with the U.S. District Court for the Northern District of California. The conclusions of the SLC are subject to review by the court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. A hearing on this motion is scheduled for May 9, 2008.

Class Action Lawsuits

On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against Rambus and certain current and former executives and board members. On September 26, 2006, these class action suits were consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.). On November 9, 2006, Ronald L. Schwarcz was appointed lead plaintiff. An amended consolidated complaint was filed on February 14, 2007, naming as defendants Rambus, certain of its current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of various federal securities laws. The complaint seeks damages in an unspecified amount as well as attorneys’ fees and costs. On April 2, 2007, Rambus and certain individual defendants filed a motion to dismiss the lawsuit. PricewaterhouseCoopers LLP filed a motion to dismiss on May 7, 2007. Per agreement of the parties, briefing on the motions to dismiss was suspended, and the motions were taken off calendar. Subject to court approval, the parties have agreed in principle to resolve this dispute. The settlement, which is subject to final documentation as well as review by the California court, provides for a payment by Rambus of $18.0 million and would lead to a dismissal with prejudice of all claims against all defendants in the class action litigation. See Note 16 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements for more information.

Private Lawsuits

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Rambus and the other defendants have filed motions to dismiss the consolidated complaint and a hearing on these motions is scheduled for March 14, 2008.

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

Revenue Recognition

Overview

Our revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-4 and SOP 98-9. For certain of our revenue contracts, revenue is recognized according to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

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

Royalty Revenues

We recognize royalty revenues upon notification by our licensees and when payments are received. The terms of the royalty agreements generally either require licensees to give us notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, we engage accounting firms other than our independent registered public accounting firm to perform, on our behalf, periodic audits of some of the licensee’s reports of royalties to us and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. We have two types of royalty revenues: (1) patent license royalties and (2) product license royalties.

Patent licenses.  We license our broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. We generally recognize revenue from these arrangements as amounts become due and payment is received. The contractual terms of the agreements generally provide for payments over an extended period of time.

Product licenses.  We develop proprietary and industry-standard chip interface products, such as RDRAM and XDR that we provide to our customers under product license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We recognize revenue from these arrangements upon notification from the licensee and when payments are received.

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

Contract Revenues

We generally recognize revenue in accordance with the provisions of SOP 81-1 for development contracts related to licenses of our chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenues derived from such license and engineering services may be recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress to completion using input measures based upon labor-hours incurred. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

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

We also recognize revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for development contracts related to licenses of our chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. Our rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, we do not have a sufficient population of contracts from which to derive vendor specific objective evidence.

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

Litigation

We are involved in certain legal proceedings, as discussed in Note 16, “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we accrue for losses related to litigation if we determine that a loss is probable and can be reasonably estimated. If a specific loss amount cannot be estimated, we review the range of possible outcomes and accrue the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

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

As a result of the adoption of FIN 48 on January 1, 2007, our unrecognized tax benefits decreased by $0.3 million, of which $0.1 million was accounted for as a decrease to the opening balance of accumulated deficit and $0.2 million was accounted for as an increase in additional paid in capital. In addition, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term taxes payable. The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our consolidated balance sheets, statements of operations and statements of cash flows.

At December 31, 2007, our consolidated balance sheets included net deferred tax assets of approximately $127.8 million, consisting of a combination of U.S. and non-U.S. tax benefits for: (a) items which have been recognized for financial reporting purposes, but which will be deducted on tax returns to be filed in the future, and (b) loss and tax credit carryforwards. We have performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of temporary book/tax differences, estimates of projected future taxable income and tax-planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that such assets will be realized.

Of the $127.8 million of deferred tax assets at December 31, 2007, approximately $19.4 million relate to net operating loss carryforwards that start expiring in 2014, and approximately $28.8 million relate to tax credit carryforwards, of which $0.5 million will start expiring in 2008 and the remaining will start expiring in 2012. The remaining net deferred tax assets comprise the following deductible temporary differences:

•	Deferred revenue of $0.2 million, which are expected to reverse in the next year.

•	Depreciation and amortization of $19.0 million, which are expected to reverse over the next 5 years.

•	Other liabilities and reserves of $12.4 million, which are expected to reverse over the next 3 years

•	Stock-based compensation of $48.0 million, which are expected to reverse over the next 6 years.

We expect to realize the benefit of our net deferred tax assets from future earnings. Therefore, the realization of our net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods before the expiration of our tax attributes. The minimum amount of domestic future taxable income that would have to be generated to realize our deferred tax assets is approximately $310 million. Our forecast of domestic income indicates it is more likely than not that the future results of operations will generate sufficient taxable income to realize our deferred tax assets. This forecast is highly influenced by, among other factors, assumptions regarding 1) our ability to achieve our forecasted revenues, 2) our ability to effectively manage our expenses in line with our forecasted revenues, 3) the impact of intellectual property and other litigation, and 4) general trends in the semiconductor industry worldwide.

Our forecast of income is based on assumptions about current trends in our operations and future litigation outcomes or expected settlements, and there can be no assurance that such results will be achieved. We review such forecasts in comparison with actual results and expected trends quarterly for purpose of our realizability assessment. As a result of this review, if we determine that we have insufficient future taxable income to fully realize our net deferred tax assets, we will record a valuation allowance by a charge to income tax expense in the period such determination is made.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards and our Employee Stock Purchase Plan using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” FIN 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25,” FASB Technical Bulletin (“FTB”) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123 “Accounting for Stock-Based Compensation.” In accordance with APB No. 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date and for any grants that were modified from their original terms. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the options. The charge for modifications of options in general was equal to the number of options modified multiplied by the difference between the market price of the options on the modification date and the grant price. The charge for modified options was taken over the remaining service period, if any.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. We selected the modified prospective method of adoption which recognizes compensation expense for the fair value of all stock-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of our stock option and Employee Stock Purchase Plan (“ESPP”) awards consistent with the provisions of SFAS No. 123(R). The BSM option-pricing model requires the estimation of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that most significantly affect the grant date fair value. The expected stock price volatility assumption was determined using the implied volatility of our Common Stock. We use implied volatility for both our stock options and ESPP shares based on freely traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical or blended volatility. If there is not sufficient volume in our market traded options for any period, we will use an equally weighted blend of historical and implied volatility. The expected term assumption for our stock option grants was determined using a Monte Carlo simulation model which projects future option holder behavior patterns based upon actual historical option exercises. SFAS No. 123(R) also requires the application of a forfeiture rate to the calculated fair value of stock options on a prospective basis. Our assumption of forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting over the trailing four years. If our assumption of forfeiture rate changes, we would have to make a cumulative adjustment in the current period. We monitor the assumptions used to compute the fair value of our stock options and ESPP awards on a regular basis and we will revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of these awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 2 “Summary of Significant Accounting

Policies” section “Stock-based compensation” of Notes to Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

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

We invest our cash equivalents and short-term marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Repurchase Agreements, Commercial Paper and Bankers’ Acceptance. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2007, we had an investment portfolio of fixed income marketable securities of $321.5 million excluding cash and cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of December 31, 2007, the fair value of the portfolio would decline by approximately $1.3 million. Actual results may differ materially from this sensitivity analysis.

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of business development offices of from 3 to 11 people in any one country and one design center in India. We monitor our foreign currency exposure; however, as of December 31, 2007, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

The table below summarizes the book value, fair value, unrealized gains (losses) and related weighted average interest rates for our marketable securities portfolio as of December 31, 2007 and 2006:

	December 31, 2007
			Unrealized	Average Rate of
		Book	Gain/	Return
	Fair Value	Value	(Loss)	(Annualized)
	(Dollars in thousands)

Marketable securities:
United States government debt securities	$111,668	$111,568	$100	4.4%
Corporate notes and bonds	209,823	209,752	71	4.9%

Total marketable securities	$321,491	$321,320	$171

	December 31, 2006
			Unrealized	Average Rate of
		Book	Gain/	Return
	Fair Value	Value	(Loss)	(Annualized)
	(Dollars in thousands)

Marketable securities:
United States government debt securities	$226,813	$227,576	$(763)	4.2%
Corporate notes and bonds	136,224	136,417	(193)	5.2%

Total marketable securities	$363,037	$363,993	$(956)

Item 8.	Financial Statements and Supplementary Data

See Item 15 “Exhibits and Financial Statement Schedules” of this Form 10-K for required financial statements and supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our CEO and CFO. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal control over financial reporting.

Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including the CEO and CFO conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2007.

Insufficient personnel with appropriate accounting knowledge and training.  We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments that corrected an understatement of revenue and audit adjustments to deferred revenue, deferred rent, property and equipment, depreciation, consulting expenses and certain accrual accounts and disclosures in the consolidated financial statements for the year ended December 31, 2006 and in an audit adjustment that corrected an understatement of operating expenses and related legal accrual accounts and disclosures in the consolidated financial statements for the year ended December 31, 2007, primarily arising from an insufficient review by us of relevant information obtained through communications with third parties. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

Based on the above described material weakness, our management, including our CEO and CFO have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Implemented or Planned Remedial Actions of the Material Weakness

In response to the identification of the material weakness described above, management has initiated the following corrective actions:

•	During the quarter ended December 31, 2007, we hired a new VP of Finance, with experience in public accounting as well as in senior accounting roles in a public company, who will oversee all of our accounting functions.

•	During the quarter ended December 31, 2007 and prior to filing the financial statements, we have also hired two Assistant Corporate Controllers; one to oversee revenue recognition and financial systems and the other to oversee external reporting. We have also hired a General Ledger and Consolidations Manager.

•	During the quarter ended December 31, 2007, we required all of our finance, accounting and stock administration staff to attend training in various areas of U.S. generally accepted accounting principles. In this regard, members of our finance, accounting and operations departments have attended revenue recognition, SEC reporting and stock administration training in the fourth quarter of 2007.

•	We have on-going efforts to improve communications between finance personnel responsible for completing reviews of our accrual accounts and operations personnel responsible for the execution of the work on those transactions and have instituted quarterly close meetings involving finance and operations personnel; and

•	We will continue our efforts to review our internal control over financial reporting with the intent to automate previously manual processes specifically in the areas of legal billing administration.

Additionally, management is investing in on-going efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as described above in the section, “Implemented or Planned Remedial Actions of the Material Weakness.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our website at http://investor.rambus.com/governance/ethics.cfm /. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website.

Item 11.	Executive Compensation

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to insufficient personnel with appropriate accounting knowledge and training existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertainty in income taxes.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 29, 2008

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except shares and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$119,391	$73,304
Marketable securities	321,491	351,055
Accounts receivable	442	846
Unbilled receivables	1,478	1,748
Deferred taxes	11,595	11,388
Prepaids and other current assets	8,349	4,403

Total current assets	462,746	442,744
Marketable securities, long term	—	11,982
Restricted cash	2,286	2,287
Deferred taxes, long term	116,209	98,193
Intangible assets, net	13,441	18,697
Property and equipment, net	24,587	26,019
Goodwill	4,454	3,315
Other assets	3,624	1,380

Total assets	$627,347	$604,617

LIABILITIES
Current liabilities:
Accounts payable	$11,283	$10,429
Accrued salaries and benefits	9,985	12,788
Accrued litigation expenses	26,234	23,143
Income taxes payable	834	197
Other accrued liabilities	5,060	5,878
Deferred revenue	2,756	6,003
Convertible notes	—	160,000

Total current liabilities	56,152	218,438

Convertible notes	160,000	—
Long-term income taxes payable	2,917	—
Other long-term liabilities	1,194	2,337
Deferred revenue, less current portion	—	1,554

Total liabilities	220,263	222,329

Commitments and contingencies (Note 6 and 16)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at December 31, 2007 and December 31, 2006	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares;
Issued and outstanding 105,294,534 shares at December 31, 2007 and 103,820,383 shares at December 31, 2006	105	104
Additional paid in capital	601,821	550,210
Accumulated deficit	(194,966)	(167,396)
Accumulated other comprehensive income (loss)	124	(630)

Total stockholders’ equity	407,084	382,288

Total liabilities and stockholders’ equity	$627,347	$604,617

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
Royalties	$154,306	$168,916	$130,322
Contract revenues	25,634	26,408	26,876

Total revenues	179,940	195,324	157,198

Costs and expenses:
Cost of contract revenues*	27,124	30,392	23,733
Research and development*	82,877	68,977	49,116
Marketing, general and administrative*	120,597	104,561	80,418
Costs of restatement and related legal activities	19,457	31,436	—

Total costs and expenses	250,055	235,366	153,267

Operating income (loss)	(70,115)	(40,042)	3,931
Interest and other income, net	21,759	14,337	34,830

Income (loss) before income taxes	(48,356)	(25,705)	38,761
Provision for (benefit from) income taxes	(20,692)	(11,889)	9,821

Net income (loss)	$(27,664)	$(13,816)	$28,940

Net income (loss) per share:
Basic	$(0.27)	$(0.13)	$0.29

Diluted	$(0.27)	$(0.13)	$0.28

Weighted average shares used in per share calculations:
Basic	104,056	103,048	99,876

Diluted	104,056	103,048	103,530

* Includes stock-based compensation:
Cost of contract revenues	$5,910	$8,155	$3,897
Research and development	$16,199	$14,902	$8,056
Marketing, general and administrative	$22,701	$17,466	$8,507

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-in	Stock-Based	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Gain (Loss)	Total
	(In thousands)

Balances at December 31, 2004	102,971	$103	$496,753	$(39,882)	$(102,520)	$(878)	$353,576
Components of comprehensive income:
Net income	—	—	—	—	28,940	—	28,940
Foreign currency translation adjustments	—	—	—	—	—	(160)	(160)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(609)	(609)

Total comprehensive income							28,171

Issuance of common stock upon exercise of options, restricted stock, and employee stock purchase plan	1,455	1	8,522	—	—	—	8,523
Repurchase and retirement of common stock under repurchase plan	(5,029)	(5)	(28,359)	—	(59,802)	—	(88,166)
Deferred stock-based compensation	—	—	2,967	(2,967)	—	—	—
Reversal of deferred stock-based compensation	—	—	(2,033)	2,033	—	—	—
Amortization of stock-based compensation	—	—	—	20,694	—	—	20,694
Tax benefit of equity incentive plans	—	—	669	—	—	—	669

Balances at December 31, 2005	99,397	99	478,519	(20,122)	(133,382)	(1,647)	323,467
Components of comprehensive income:
Net loss	—	—	—	—	(13,816)	—	(13,816)
Foreign currency translation adjustments	—	—	—	—	—	(24)	(24)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,041	1,041

Total comprehensive loss							(12,799)

Issuance of common stock upon exercise of options, restricted stock, and employee stock purchase plan	5,123	6	57,553	—	—	—	57,559
Repurchase and retirement of common stock under repurchase plan	(700)	(1)	(756)	—	(20,198)	—	(20,955)
Stock-based compensation	—	—	38,908		—	—	38,908
Reversal of deferred stock-based compensation	—	—	(20,122)	20,122	—	—	—

RAMBUS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME — (Continued)

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-in	Stock-Based	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Gain (Loss)	Total
	(In thousands)

Tax shortfall from equity incentive plans	—	$—	$(3,892)	$—	$—	$—	$(3,892)

Balances at December 31, 2006	103,820	104	550,210	—	(167,396)	(630)	382,288
FIN 48 Tax Adjustment (Note 10)	—	—	239	—	94	—	333

Balance at January 1, 2007	103,820	104	550,449	—	(167,302)	(630)	382,621
Components of comprehensive income:
Net loss	—	—	—	—	(27,664)	—	(27,664)
Foreign currency translation adjustments	—	—	—	—	—	66	66
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	688	688

Total comprehensive loss							(26,910)

Reversal of liability-based stock awards to equity	—	—	2,136	—	—	—	2,136
Issuance of common stock upon exercise of options, nonvested equity stock and stock units, and employee stock purchase plan	1,475	1	11,831	—	—	—	11,832
Repurchase and retirement of common stock under repurchase plan	—	—	—	—	—	—	—
Stock-based compensation	—	—	43,676	—	—	—	43,676
Tax shortfall from equity incentive plans	—	—	(6,271)	—	—	—	(6,271)

Balances at December 31, 2007	105,295	$105	$601,821	$—	$(194,966)	$124	$407,084

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(27,664)	$(13,816)	$28,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	44,810	40,523	20,460
Depreciation	11,202	11,248	9,102
Amortization of intangible assets and note issuance costs	5,286	8,409	5,410
Tax benefit from equity incentive plans	—	—	669
Deferred tax (benefit) provision	(21,866)	(11,242)	6,528
Loss on disposal of property and equipment	445	342	221
Write-off of cost-based investment	—	163	—
Gain on repurchase of convertible notes	—	—	(24,014)
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable and unbilled receivables	674	(1,640)	481
Prepaids and other assets	(6,190)	(730)	(451)
Accounts payable	5,104	6,055	(2,506)
Accrued salaries and benefits and other accrued liabilities	(4,359)	7,237	2,581
Accrued litigation expenses	3,091	18,510	1,419
Income taxes payable	816	99	(514)
Increases in deferred revenue	2,264	22,226	17,384
Decreases in deferred revenue	(7,065)	(23,959)	(31,917)

Net cash provided by operating activities	6,548	63,425	33,793

Cash flows from investing activities:
Purchases of property and equipment	(7,006)	(14,904)	(8,036)
Purchases of leasehold improvements	(2,610)	(3,083)	(531)
Acquisition of intangible assets	(30)	(300)	(2,500)
Acquisition of business	(1,139)	(1,000)	(5,434)
Purchases of marketable securities	(664,420)	(215,188)	(347,700)
Maturities of marketable securities	707,093	166,191	222,142
Decrease (increase) in restricted cash	1	(8)	2,788

Net cash provided by (used in) investing activities	31,889	(68,292)	(139,271)

Cash flows from financing activities:
Payments under installment payment arrangement	(4,250)	(800)	(400)
Net proceeds from issuance of common stock under employee stock plans	11,831	57,559	8,523
Repurchase and retirement of common stock	—	(20,955)	(88,166)
Net proceeds from issuance of convertible notes	—	—	292,750
Repurchase of convertible notes	—	—	(112,988)

Net cash provided by financing activities	7,581	35,804	99,719

Effect of exchange rates on cash and cash equivalents	69	(24)	(160)
Net increase (decrease) in cash and cash equivalents	46,087	30,913	(5,919)
Cash and cash equivalents at beginning of period	73,304	42,391	48,310

Cash and cash equivalents at end of period	$119,391	$73,304	$42,391

Non-cash investing and financing activities:
Property and equipment acquired under installment payment arrangement	$1,251	$—	$2,800
Supplemental disclosure of cash flow information:
Taxes paid	$1,046	$234	$2,624
Taxes refunded	$—	$519	$—

See Notes to Consolidated Financial Statements

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of the Company

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

We have reclassified certain prior year balances to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income (loss) for any of the periods presented. See Note 2, “Summary of Significant Accounting Policies”, for adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”.

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

Revenue Recognition

Overview

Rambus’ revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-4 and SOP 98-9. For certain of Rambus’ revenue contracts, revenue is recognized according to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Royalty Revenues

Rambus recognizes royalty revenues upon notification by its licensees and when payments are received. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, Rambus engages accounting firms other than its independent registered public accounting firm to perform, on Rambus’ behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. Rambus has two types of royalty revenues: (1) patent license royalties and (2) product license royalties.

Patent licenses.  Rambus licenses its broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of Rambus’ patent portfolio. Rambus generally recognizes revenue from these arrangements as amounts become due and payments are received. The contractual terms of the agreements generally provide for payments over an extended period of time.

Product licenses.  Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that Rambus provides to its customers under product license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements upon notification from the licensee and when payments are received.

On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties Rambus can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). The Company is using its best efforts to comply with these orders. Amounts in excess of MAR that are subject to the order are excluded from revenue. As of December 31, 2007, $2.4 million has been excluded from revenue. Depending on the final resolution of the appeal, the Company may or may not be able to recognize any excess amounts as additional revenue.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allowance for Doubtful Accounts

Rambus’ allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus’ trade and unbilled receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance for a doubtful account up to 100% of the invoice will be provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible. For all periods presented, Rambus had no allowance for doubtful accounts.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. See Note 10, “Income Taxes”, for additional information regarding the adoption of FIN 48.

Stock-Based Compensation

For the years ended December 31, 2007, 2006 and 2005, the Company maintained stock plans covering a broad range of potential equity grants including stock options, restricted stock, performance stock and stock units. In addition, the Company sponsors Employee Stock Purchase Plans (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 7, “Employee Stock Option Plans,” of Notes to Consolidated Financial Statements for a detailed description of the Company’s plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to Rambus employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchases related to all Rambus’ stock-based compensation plans. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of stock option forfeitures, and is recognized as expense over the employees’ expected requisite service period, using the straight-line method. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. The Company selected the modified prospective method of adoption, which recognizes compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. This method does not require a restatement of prior periods. However, awards granted and still unvested on the date of adoption will be attributed to expense under SFAS No. 123(R), including the application of forfeiture rate on a prospective basis. Rambus’ forfeiture rate represents the historical rate at which Rambus stock-based awards were surrendered prior to vesting over the trailing four years. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeitures differ from those estimates. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred, for the purposes of pro forma information under SFAS No. 123.

Periods prior to the adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for employee stock-based awards and its ESPP using the intrinsic value method in accordance with APB No. 25, FIN 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25,” FASB Technical Bulletin (“FTB”) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and related interpretations. The Company accounted for non-employee stock-based awards under the fair value method in accordance with Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under the intrinsic value method, stock-based compensation expense for options has been recognized in the Company’s Consolidated Statement of Operations only if the exercise price of the Company’s stock options granted to employees and directors was less than the fair market value of the underlying stock at the date of grant and shares granted under the ESPP were not issued at greater than a 15% discount.

Had stock-based compensation for 2005 been determined based on the estimated fair value at the grant date for all equity awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the year ended December 31, 2005 would have been adjusted to the following pro forma amounts:

2005
(In thousands,
except per share amounts)

Net income, as reported	$28,940
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	12,174
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(45,171)

Pro forma net loss	$(4,057)

Basic earnings (loss) per share
As reported	$0.29
Pro forma	$(0.04)
Diluted earnings (loss) per share
As reported	$0.28
Pro forma(1)	$(0.04)
Weighted average shares used in per share calculations:
Basic and diluted(1)	99,876

(1)	Because the pro forma disclosures result in a net loss, the diluted shares used in the pro forma per share calculations for diluted pro forma loss per share is the same as the basic shares.

Adoption of SFAS No. 123(R)

Effective January 1, 2006, Rambus adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to Rambus employees and directors, including employee stock options and employee stock purchases related to all Rambus’ stock-based compensation plans based on estimated fair values.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The fair value of the award is recognized as expense over the requisite service periods in Rambus’ consolidated statement of operations using the straight-line method consistent with the methodology used under SFAS No. 123. Under SFAS No. 123(R) the attributed stock-based compensation expense must be reduced by an estimate of the annualized rate of stock option forfeitures. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption, using the same valuation method and assumptions determined under the original provisions of SFAS No. 123, Additionally, Rambus’ deferred stock compensation balance of $20.1 million as of December 31, 2005, which was accounted for under APB No. 25, was reclassified into its additional paid in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchase grants under SFAS No. 123(R) for the years ended December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
	(In thousands)

Stock-based compensation expense by type of award:
Employee stock options	$42,320	$38,101
Employee stock purchase plan(1)	53	1,148
Nonvested equity stock and equity stock units	2,437	1,274

Total stock-based compensation expense	44,810	40,523
Tax effect on stock-based compensation expense	17,312	15,559

Net effect of stock-based compensation expense on results of operations	$27,498	$24,964

(1)	During 2007, the Company reversed approximately $0.8 million of compensation expense related to the employee stock purchase plan due to a change in estimate of expected contributions.

Stock Options:  During the years ended December 31, 2007 and 2006, Rambus granted 3,202,800 and 2,397,850 stock options, respectively, with an estimated total grant-date fair value of $39.4 million and $42.0 million, respectively. During the years ended December 31, 2007 and 2006, Rambus recorded stock-based compensation related to stock options of $42.3 million and $38.1 million, respectively, for all unvested options granted prior and after the adoption of SFAS No. 123(R), including the modification charge for the extension of expiring options discussed below.

The effect of recording stock-based compensation for the year ended December 31, 2007 includes a charge resulting from the Company’s modifying the terms of 139 stock option grants by offering an extension of time to exercise. An additional charge was taken during the year to extend the time of the extension of the 59 grants previously extended in 2006. Because the Company suspended all stock option exercises as of July 19, 2006 in connection with the stock option investigation, substantially all of the Company’s employees and directors whose options were expiring and terminating employees whose remaining time to exercise vested options would have expired were given extensions of time to exercise those options during the period that their options approached expiration. The total modification charge of $3.3 million (of which $2.2 million was equity related and $1.1 million was liability related) and $1.1 million for the years ended December 31, 2007 and 2006, respectively, is included in the above table under the caption “Employee stock options.”

On October 22, 2007, the Company entered into a termination agreement with John Danforth, its then senior legal advisor and former Vice President and General Counsel. In connection with this agreement, the Company extended Mr. Danforth’s time to exercise his vested stock options by approximately 12 months. The total non-cash

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation charge related to this extension is approximately $0.8 million and is included in the above table under the caption “Employee stock options”.

The total intrinsic value of options exercised was $15.2 million, $110.2 million and $10.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock on the date of exercise less the cash received from the employees to exercise the options.

The total cash received from employees as a result of employee stock option exercises was $11.2 million, $55.3 million and $5.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2007 and 2006 calculated in accordance with SFAS No. 123 (R) and approximately $0.7 million for the year ended December 31, 2005, respectively, calculated in accordance with APB No. 25.

Employee Stock Purchase Plan:  During the years ended December 31, 2007 and 2006, Rambus recorded stock-based compensation related to ESPP of $53,000 and $1.1 million, respectively. Compensation expense in connection with ESPP for the year ended December 31, 2006 includes a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the 1997 Purchase Plan, if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the years ended December 31, 2007 and 2006, the Company recorded modification charges of $0.0 million and $0.2 million, respectively, related to the 1997 Purchase Plan which is included in the table above under the caption “Employee Stock Purchase Plan.”

As of July 19, 2006, the 1997 Purchase Plan was suspended in connection with the stock option investigation. Therefore, no purchases were made under the 1997 Purchase Plan until the Company became current on its filings with the Securities and Exchange Commission on October 17, 2007. The last purchase under the 1997 Purchase Plan was made on October 31, 2007 and the 1997 Purchase Plan was terminated pursuant to its terms.

Valuation Assumptions

Rambus estimates the fair value of stock options using the Black-Scholes-Merton model (“BSM”). This is the same model which it previously used in preparing its pro forma disclosure required under SFAS No. 123. The BSM model determines the fair value of stock-based compensation and is affected by Rambus’ stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The BSM option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, if actual results differ significantly from these estimates, stock-based compensation expense and Rambus’ results of operations could be materially impacted.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock awards and ESPP offerings is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

	Stock Option Plans
	Years Ended December 31,
	2007	2006	2005

Expected stock price volatility	53% - 69%	61% - 78%	54% - 81%
Risk-free interest rate	3.5% - 4.9%	4.4% - 5.0%	3.6% - 4.4%
Expected term (in years)	6.2	6.3 - 6.6	4.0 - 6.0
Weighted-average fair value of stock options granted	$12.29	$17.51	$10.11

	Employee Stock Purchase Plan
	Years Ended December 31,
	2007	2006(1)	2005

Expected stock price volatility	64%	—	51% - 67%
Risk-free interest rate	4.2%	—	3.2% - 4.4%
Expected term (in years)	0.5	—	0.5 - 2.0
Weighted-average fair value of purchase rights granted under the purchase plan	$6.62	—	$6.14

(1)	No grants were made under the employee stock purchase plan in 2006. See Note 7, “Employee Stock Option Plans.”

Expected Stock Price Volatility:  Effective January 1, 2006, Rambus evaluated the assumptions used to estimate volatility and determined that under Staff Accounting Bulletin (“SAB”) No. 107, given the volume of market activity in its market traded options greater than one year, it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility. If there is not sufficient volume in its market traded options, the Company will use an equally weighted blend of historical and implied volatility. For the year ended December 31, 2005, the Company used an equally weighted historical and market-based implied volatility for the computation of stock-based compensation.

Risk-free Interest Rate:  Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of Rambus’ stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus used the nearest rate from the available maturities.

Expected Term:  The expected term of options granted represents the period of time that options granted are expected to be outstanding. Prior to the adoption of SFAS No. 123(R), the Company used only historical data to estimate option exercise and employee termination within the model. For the years ended December 31, 2007 and 2006, the average expected life was determined using a Monte Carlo simulation model. The expected term of ESPP grants was based upon the length of each respective purchase period or tranche for each offering (0.5 to 2.0 years).

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, Rambus adopted the “long method” in accordance with SFAS No. 123(R) to calculate the excess tax credit pool. The long method requires a detailed calculation of the January 1, 2006 balance of the portion of the excess/shortfall tax benefit credits recorded in the additional paid-in capital account. The tax effect on stock-based compensation is calculated as the stock-based compensation that the Company believes is deductible, multiplied by the applicable statutory tax rate.

See Note 10 “Income Taxes” for additional information.

Computation of Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, nonvested equity stock and stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible permanent impairments on a regular basis. If any loss on investment is believed to be other than temporary, a charge will be taken to interest and other, net. Due to the high credit quality and short term nature of the Company’s investments, there have been no permanent impairments noted to date. The classification of funds between short-term and long-term is based on the Company’s anticipated future needs of funds for operations or other purposes.

Fair Value of Financial Instruments

The amounts reported for cash equivalents, marketable securities, account receivables, unbilled receivables, accounts payable, accrued liabilities and convertible debt are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.

Property and Equipment

Computer equipment, computer software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over an estimated useful life of three years. Certain software licenses are depreciated over three to

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

five years, depending on the term of the license. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Rambus assesses the impairment of goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. Rambus completed its first phase impairment analysis as of December 31, 2007 and found no instance of impairment of its recorded goodwill of $4.5 million at December 31, 2007. If Rambus’ estimates or the related assumptions change in the future, Rambus may be required to record an impairment charge for goodwill to reduce its carrying amount to its estimated fair value.

Impairment of Long-Lived Assets and Other Intangible Assets

Rambus evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to ten years. SFAS No. 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on Rambus’ financial position and results of operations.

Foreign Currency Translation

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated using current exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using the weighted average exchange rate during the period. Adjustments resulting from such translation are included in stockholders’ equity as foreign currency translation adjustments and aggregated within accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are recorded in the results of operations and have not been significant for any periods presented. For foreign subsidiaries using the U.S. dollar as their functional currency, remeasurement adjustments for non-functional currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. The resultant remeasurement gains and losses of these foreign subsidiaries as well as gains and losses from foreign currency transactions are included in other expense, net in the results of operations.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Rambus has identified one operating and reporting segment, the design, development and licensing of chip interface

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technologies and architectures. This segment operates in three geographic regions: North America, Asia and Europe. Enterprise-wide information is provided in accordance with SFAS No. 131. Information concerning the geographic breakdown of revenues and identifiable assets is set forth in Note 12, “Business Segments, Exports and Major Customers.”

Advertising

Rambus expenses all advertising costs as incurred. Advertising costs were not significant in 2007, 2006 and 2005.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income (loss) is presented in the statements of stockholders’ equity and comprehensive income.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations”. This Statement replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 will be effective for the Company beginning January 1, 2009. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 is effective for the Company in the fiscal year beginning January 1, 2008. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on items for which the fair value option has been elected will be reported in earnings. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

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

Rambus markets and sells its chip interfaces to a narrow base of customers and generally does not require collateral. For the year ended December 31, 2007, revenue from Fujitsu, Elpida, Qimonda and Toshiba each accounted for 10% or more of its total revenues. For the year ended December 31, 2006, revenue from Fujitsu, Elpida, Qimonda and Intel each accounted for 10% or more of its total revenues. For the year ended December 31, 2005, revenue from Intel, Elpida, Toshiba and Matsushita, each accounted for 10% or more of Rambus’ total revenues. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

As of December 31, 2007 and 2006, Rambus’ cash and cash equivalents were invested with two financial institutions in the form of commercial paper, money market accounts, and demand deposits. Rambus’ exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Rambus places its investments with high credit issuers and, by policy, attempts to limit the amount of credit exposure to any one issuer. As stated in Rambus’ policy, it will ensure the safety and preservation of Rambus’ invested funds by limiting default risk and market risk. Rambus has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.

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

All marketable securities are classified as available-for-sale and are summarized as follows:

	December 31, 2007
				Weighted
			Unrealized	Rate of
	Fair Value	Book Value	Gain/(Loss)	Return
	(Dollars in thousands)

Marketable securities:
United States government debt securities	$111,668	$111,568	$100	4.4%
Corporate notes and bonds	209,823	209,752	71	4.9%

Total marketable securities	$321,491	$321,320	$171

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
				Weighted
			Unrealized	Rate of
	Fair Value	Book Value	Gain/(Loss)	Return

Marketable securities:
United States government debt securities	$226,813	$227,576	$(763)	4.2%
Corporate notes and bonds	136,224	136,417	(193)	5.2%

Total marketable securities	$363,037	$363,993	$(956)

The estimated fair value of marketable securities classified by date of contractual maturity and the associated unrealized gains (losses) at December 31, 2007 and 2006 are as follows:

			Unrealized Gain
	Years Ended		(Loss) as of
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)

Contractual maturity:
Due within one year	$247,227	$351,055	$32	$(942)
Due from one year through three years	74,264	11,982	139	(14)

	$321,491	$363,037	$171	$(956)

The classification of funds between short-term and long-term is based on the Company’s anticipated future needs of funds for operations or other purposes. As of December 31, 2007 and 2006, there were marketable securities, long term, of $0 million and $12.0 million, respectively.

5.	Balance Sheet Details

Property and Equipment, net

Property and equipment, net is comprised of the following:

	December 31,
	2007	2006
	(In thousands)

Computer equipment	$24,444	$21,628
Computer software	31,029	25,818
Furniture and fixtures	7,003	6,035
Leasehold improvements	12,631	10,498
Construction in progress	2,218	8,433

	77,325	72,412
Less accumulated depreciation and amortization	(52,738)	(46,393)

	$24,587	$26,019

The Company disposed of approximately $0.3 million of leasehold improvements in connection with vacating the previous India facilities during 2007. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $11.2 million, $11.2 million and $9.1 million, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Changes in the carrying value of goodwill in the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Beginning balance at January 1	$3,315	$3,315
Goodwill acquired during the period	1,139	—

Ending balance at December 31	$4,454	$3,315

During 2007, Rambus recorded an increase to goodwill of $1.1 million due to an earn-out payment to GDA Technologies.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following:

	December 31,
	2007	2006
	(In thousands)

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$25	$(41)
Unrealized gain (losses) on available for sale securities, net of tax	99	(589)

Total	$124	$(630)

6.	Commitments and Contingencies

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, the Company provided a letter of credit restricting $600,000 of its cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company’s investment policy. Rambus also leases a facility in Mountain View, California, through November 11, 2009, a facility in Chapel Hill, North Carolina through November 15, 2009 and a facility for the Company’s design center in Bangalore, India through November 30, 2012. The Company also leases office facilities in Austin, Texas and various international locations under non-cancelable leases that range in terms from month-to-month to one year.

In May 2006, Rambus signed an agreement to lease a new office facility in Bangalore, India into which it has consolidated all of the Company’s Bangalore operations as of December 31, 2007.

On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. Rambus elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, Rambus repurchased a total of $140.0 million face value of the outstanding convertible notes. As a result, the convertible notes outstanding and payable as of December 31, 2005 were reduced to $160.0 million.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2006, the Company reclassified the aggregate principal amount of the convertible notes of $160.0 million from non-current liabilities to current liabilities and reflected them as due in less than one year. In addition, related issuance costs of approximately $3.2 million were expensed in 2006, including approximately $2.4 million which was accelerated into the quarter ending December 31, 2006.

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

As of December 31, 2007, the convertible notes have been reclassified to non-current liabilities in the accompanying consolidated balance sheet since the Company has been current with its SEC filings since October 2007.

As of December 31, 2007, Rambus’ material contractual obligations are:

	Payment Due by Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Contractual obligations(1)
Operating leases	$20,720	$7,308	$6,418	$5,743	$620	$631	$—
Convertible notes	160,000	—	—	160,000	—	—	—
Purchased software license agreements(2)	3,554	3,554	—	—	—	—	—

Total	$184,274	$10,862	$6,418	$165,743	$620	$631	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48 of approximately $14.0 million as of December 31, 2007. As noted below, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2007, which are also included on Rambus’ consolidated balance sheets under current and other long-term liabilities.

Rent expense was approximately $6.6 million, $6.0 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred rent, included primarily in other long-term liabilities, was approximately $0.4 million and $1.7 million as of December 31, 2007 and 2006, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with certain German litigation, the German courts have requested that the Company set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.7 million is restricted as to withdrawal, managed by a third party subject to certain limitations under the Company’s investment policy and included in restricted cash to cover the German court requirements.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of December 31, 2007 or 2006.

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions under investigation. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers. As of December 31, 2006, the Company had made payments of approximately $0.9 million on their behalf. As of December 31, 2007, the Company had made payments of approximately $5.7 million. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations.

Warranties

Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of December 31, 2007 or December 31, 2006. Rambus assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007, 4,589,131 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant

Shares available as of December 31, 2004	5,630,608
Additional shares reserved	2,211,276
Stock options granted	(3,333,740)
Stock options forfeited	1,209,322
Nonvested equity stock and stock units granted	(125,000)

Shares available as of December 31, 2005	5,592,466
Additional shares reserved	10,818,836
Stock options granted	(2,397,850)
Stock options forfeited	4,879,815
Stock options expired	(10,923,684)
Nonvested equity stock and stock units granted	(103,383)

Shares available as of December 31, 2006	7,866,200
Stock options granted	(3,202,800)
Stock options forfeited	1,791,361
Stock options expired under former plans	(1,523,097)
Nonvested equity stock and stock units granted(1)	(342,533)

Total available for grant as of December 31, 2007	4,589,131

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

During the fourth quarter of fiscal 2007, the Company reversed approximately $2.1 million of liability related to variable options modifications to additional paid-in capital.

On October 18, 2007, the Company commenced a tender offer (the “Offer”) to certain of its employees under which they would be allowed to increase the exercise price or choose a fixed period exercise term for certain options in order to avoid certain negative tax consequences under Section 409A of the Internal Revenue Code and similar

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state law. A total of 164 eligible option holders participated in the Offer. The Company accepted for amendment options to purchase an aggregate of 3,959,225 shares of the Company’s Common Stock, of which options to purchase 781,178 shares of the Company’s Common Stock were amended by making a fixed date election. In connection with the surrender of those options for amendment, the Company has amended those options on the expiration date of the Offer following the expiration of the Offer. There was no material incremental compensation expense recognized as a result of the Offer.

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 plans for the three years ended December 31, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2007.

	Options Outstanding		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(Dollars in thousands, except per share amounts)

Outstanding as of December 31, 2004	24,964,084	$16.25
Options granted	3,333,740	15.61
Options exercised	(1,060,985)	5.22
Options forfeited	(1,209,322)	23.09

Outstanding as of December 31, 2005	26,027,517	16.30
Options granted	2,397,850	26.99
Options exercised	(4,872,675)	11.34
Options forfeited	(4,879,815)	18.80

Outstanding as of December 31, 2006	18,672,877	18.32
Options granted	3,202,800	18.72
Options exercised	(1,333,578)	8.43
Options forfeited	(1,791,361)	22.89

Outstanding as of December 31, 2007	18,750,738	$20.17	5.83	$99,109

Vested or expected to vest at December 31, 2007	17,052,908	$20.79	5.80	$84,791

Options exercisable at December 31, 2007	10,913,146	$20.49	4.64	$69,622

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2007, based on the $20.94 closing stock price of Rambus’ Common Stock on December 31, 2007 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2007 was 13,092,080 and 7,702,353, respectively. Additionally, the weighted average exercise price per share for options outstanding as of December 31, 2007 reflects the effects of the tender offer discussed above.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 2.50 - $ 4.86	2,707,524	3.65	$4.15	2,068,675	$4.66
$ 5.93 - $13.51	2,041,691	4.50	11.02	1,700,024	10.69
$13.58 - $15.23	2,286,201	6.08	14.61	1,236,798	14.40
$15.26 - $17.04	1,918,090	4.98	16.20	1,412,633	16.04
$17.14 - $18.44	1,215,081	6.27	17.76	838,944	17.87
$18.69 - $18.69	2,053,259	9.09	18.69	337,125	18.69
$18.90 - $22.94	1,972,434	8.43	21.12	634,052	21.86
$24.04 - $31.80	1,876,358	6.34	28.04	659,863	28.63
$32.05 - $54.63	1,943,403	5.23	38.28	1,288,335	38.79
$54.70 - $92.62	736,697	2.50	69.57	736,697	69.57

$ 2.50 - $92.62	18,750,738	5.83	$20.17	10,913,146	$20.49

As of December 31, 2007, there was $66.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested as of the years ended December 31, 2007, 2006 and 2005, was $262.0 million, $183.6 million and $271.6 million, respectively.

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

The 1997 Purchase Plan was suspended effective July 19, 2006 due to the stock option investigation. As a result, the Company did not issue any shares of Common Stock under the plan until the Company became current on its filings with the Securities and Exchange Commission on October 17, 2007. For all participants who elected to stay in the 1997 Purchase Plan, contributions made through July 19, 2006 were applied towards the first purchase date subsequent to the reinstatement of the plan which occurred on October 31, 2007. The plan terminated effective with the October 31, 2007 purchase date in accordance with its governing documents.

In March 2006, the Company adopted the 2006 Employee Stock Purchase Plan, as amended (the “2006 Purchase Plan”) and reserved 1,600,000 shares, subject to stockholder approval which was received on May 10, 2006. Employees generally will be eligible to participate in this plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the exercise date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase date. As of December 31, 2007, there have been no shares issued, and therefore, there were 1,600,000 shares available for issuance under the 2006 Purchase Plan. The first offering period under this plan commenced on November 1, 2007. The first purchase date is expected to be in April 2008.

As of December 31, 2007, there was $0.7 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Employee Stock Purchase Plan. That cost is expected to be recognized over four months.

Contingent Unvested Options

As of December 31, 2006, there were 721,846 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM 850E chipsets. Intel has since phased out the 850E chipset and as a result the unvested options will never vest. The impact of the unvested options has been excluded from the calculation of net income (loss) per share.

During the year ended December 31, 2007, 86,498 contingent unvested options were forfeited. The forfeitures of the contingent unvested options are included in the forfeitures in the table summarizing stock option activity.

As of December 31, 2007, there were 635,348 contingent unvested options. As noted above, none are expected to vest.

Nonvested Equity Stock and Stock Units

On February 1, 2006, Rambus entered into an amended and restated employment agreement with its then Senior Vice President and General Counsel, John Danforth. Pursuant to the terms of the Agreement, Mr. Danforth was granted 36,603 and 26,780 nonvested equity stock units on February 1, 2006 and May 2, 2006, respectively. The nonvested equity stock units were valued at fair market value at the date of grant, assuming no shares would be forfeited, giving each a valuation of $1.0 million which will be attributed to expense over the 21 and 18 month vesting periods beginning February 1, 2006 and May 2, 2006, respectively. For the years ended December 31, 2007 and 2006, Rambus recorded stock-based compensation of approximately $1.0 million for each year. Unrecognized stock-based compensation cost related to these grants was $0 and $1.0 million at December 31, 2007 and 2006, respectively.

On April 11, 2006, Rambus granted its Chief Financial Officer, Satish Rishi, 40,000 shares of nonvested equity stock at an exercise price of $0.001 per share. These shares are not transferable until vested and any unvested shares are subject to repurchase upon termination. The nonvested equity stock grant was valued at fair market value at the date of grant, assuming no shares would be forfeited, giving it a valuation of $1.6 million which will be attributed to expense over the four year vesting period beginning April 11, 2006. For the years ended December 31, 2007 and 2006, Rambus recorded stock-based compensation of approximately $0.4 million and $0.3 million, respectively, related to this grant. Unrecognized stock-based compensation cost related to this grant was $0.9 million and $1.3 million at December 31, 2007 and 2006, respectively.

In 2007, Rambus granted nonvested equity stock units to certain officers and employees, totaling 228,355 shares. These awards have a service condition, generally a service period of four years, as well as generally a performance condition contingent on filing of the Registration Statement on Form S-8 for the Company’s 2006 Equity Incentive Plan. The Company met this performance condition in October 2007. These nonvested equity stock grants were valued at fair market value at the date of grant, assuming no shares would be forfeited, giving them a fair value of approximately $4.3 million. For the year ended December 31, 2007, Rambus recorded stock-based compensation of approximately $1.0 million. Unrecognized stock-based compensation cost related to these grants was $3.3 million at December 31, 2007.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity related to nonvested equity stock and stock units for the year ended December 31, 2007:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2006	73,770	$36.14
Granted	228,355	$18.85
Vested	(57,948)	$30.06
Forfeited	—	$—

Nonvested at December 31, 2007	244,177	$21.41

8.	Stockholders’ Equity

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

Share Repurchase Program

In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. As of December 31, 2007, Rambus had repurchased a cumulative total of 13.2 million shares of its Common Stock at an average price per share of $13.95 since the commencement of this program. As of December 31, 2007, there remained an outstanding authorization to repurchase 5.8 million shares of Rambus’ outstanding Common Stock. In connection with the completed stock option investigation, repurchases of Common Stock under this program were suspended as of July 19, 2006. The Company has become current with its SEC filings as of October 17, 2007, but did not repurchase shares in 2007.

Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended, December 31, 2007, the Company did not repurchase any Common Stock. During the year ended December 31, 2006, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $20.2 million was recorded as an increase to accumulated deficit for the year ended December 31, 2006.

9.	Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. In conjunction with modifications to other employee benefits, effective January 1, 2006, the Company match provision under the 401(k) Plan was modified

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from 10% of the eligible employee’s contribution to 50%, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2007 and 2006, Rambus made matching contributions totaling approximately $1.3 million and $1.1 million, respectively.

10.	Income Taxes

The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Federal:
Current	$—	$(858)	$1,692
Deferred	(18,693)	(9,338)	5,239
State:
Current	(2)	(218)	375
Deferred	(2,982)	(1,904)	1,289
Foreign:
Current	1,176	429	1,226
Deferred	(191)	—	—

	$(20,692)	$(11,889)	$9,821

The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are:

	Years Ended December 31,
	2007	2006	2005

Provision (benefit) at U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
Provision (benefit) at state statutory rate	(5.5)%	(5.5)%	5.7%
R&D credit	(2.7)%	(8.8)%	(2.6)%
Executive compensation	(2.7)%	1.3%	(17.7)%
Non-deductible stock-based compensation	1.0%	1.4%	3.0%
Other	2.1%	0.3%	1.9%

	(42.8)%	(46.3)%	25.3%

The effective tax rate may be impacted by foreign stock option expense and stock option expense related to executive officers that may not be deductible. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to incentive stock options and ESPPs be recorded in the period of disqualifying disposition. This could result in significant fluctuations in the effective tax rate between accounting periods.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax assets are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Deferred revenue	$187	$845
Depreciation and amortization	19,015	22,908
Other liabilities and reserves	12,410	11,714
Employee stock-based compensation	594	694
Deferred equity compensation	47,453	33,669
Net operating loss carryovers	19,380	15,792
Tax credits	28,765	23,959

Total deferred tax assets	$127,804	$109,581

Management periodically evaluates the realizability of the deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods before the expiration of tax statutes. Forecasted income is based on assumptions about current trends in operations and future litigation outcomes or expected settlements, and there can be no assurance that such results will be achieved. The Company reviews such forecasts in comparison with actual results and expected trends at least quarterly for the purpose of realizability assessment. As of December 31, 2007, management has concluded that it is more likely than not that the Company’s $127.8 million of net deferred tax assets will be realized. If management determines that it will have insufficient future taxable income to fully realize its net deferred tax assets, the Company will record a valuation allowance by a charge to income tax expense in the period such determination is made.

As of December 31, 2007, Rambus has federal and state net operating loss carryforwards for income tax purposes of $131.6 million and $118.2 million, respectively, which expire from 2014 through 2027. As of December 31, 2007, Rambus has federal and state research and development tax credit carryforwards for income tax purposes of $15.2 million and $8.0 million, respectively. The federal research and development tax credit carryforwards expire from 2012 through 2027 and the state tax credit can be carried forward indefinitely.

Pursuant to Footnote 82 of SFAS No. 123(R), tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. Starting in 2006, the Company no longer includes net operating losses attributable to stock option windfall deductions as components of its gross deferred tax assets. The Company’s unrealized federal and state net operating losses excluded as of December 31, 2006 were $62.9 million and $65.2 million, respectively. The Company’s unrealized federal and state net operating losses excluded as of December 31, 2007 were $81.1 million and $86.7 million, respectively. These unrealized net operating losses have been reduced for the impact of stock option shortfalls recorded in 2007 and 2006, resulting in a reduction of deferred tax assets and additional paid in capital of $6.3 million and $3.9 million, respectively. The benefit of these net operating losses will be recorded to additional paid-in capital when they reduce cash taxes payable.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, on January 1, 2007. As a result of the adoption of FIN 48, the Company’s unrecognized tax benefits decreased by $0.3 million, of which $0.1 million was accounted for as a decrease to the opening balance of accumulated deficit and $0.2 million was accounted for as an increase in additional paid- in capital. In addition, upon the adoption of FIN 48, $2.7 million of unrecognized tax benefits were reclassified from long-term deferred tax assets to long-term income taxes payable.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2007, the Company had $12.4 million of unrecognized tax benefits, including $7.4 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.3 million of federal tax benefits. As of December 31, 2007, the Company had $14.0 million of unrecognized tax benefits, including $8.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $2.9 million in long-term income taxes payable. If recognized, approximately $8.3 million, net of federal benefits, would be recorded as an income tax benefit in the consolidated statements of operations, and $3.1 million, net of federal benefits, would be recorded as an increase in additional paid in capital.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the year ended December 31, 2007 is as follows (amounts in thousands):

2007

Balance at January 1, 2007	$12,395
Tax positions related to current year:
Additions	1,610
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance at December 31, 2007	$14,005

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At January 1, 2007 and December 31, 2007, an insignificant amount of interest and penalties are included in long-term income taxes payable.

Substantially all of the Company’s income is generated in the U.S. At December 31, 2007, no deferred taxes have been provided for any portion of the approximately $1.6 million of undistributed earnings of the Company’s international subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. The amount of U.S. tax that would be required upon repatriation of the Company’s undistributed foreign earnings would be immaterial as of December 31, 2007. The Company’s operations in India currently operate under a tax holiday, which will expire in 2009.

Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Rambus is currently under a payroll examination by the Internal Revenue Service for the years ended December 31, 2004 and 2005. The Company is also under examination by the California Franchise Tax Board for the fiscal year ended March 31, 2003 and the years ended December 31, 2003 and 2004. Although the outcome of any tax audit is uncertain, the Company believes it has adequately provided for any additional taxes that may be required to be paid as a result of such examinations. If the Company determines that no payment will ultimately be required, the reversal of these tax liabilities may result in tax benefits being recognized in the period when that conclusion is reached. However, if an ultimate tax assessment exceeds the recorded tax liability for that item, an additional tax provision may need to be recorded. The impact of such adjustments in the Company’s tax accounts could have a material impact on the consolidated results of operations in future periods. The Company is subject to general examination by the IRS for tax years ended 2004 through 2006. The Company is also subject to examination by the State of California for tax years ended March 31, 2003 through December 31, 2006. In addition, any R&D credit carryforward generated in prior years and utilized in these or future years may also be subject to examination

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.

In the event of a change in ownership, as defined under federal and state tax laws, Rambus’ net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

11.	Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with, SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Numerator:
Net income (loss)	$(27,664)	$(13,816)	$28,940

Denominator:
Weighted average shares used to compute basic EPS	104,056	103,048	99,876
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—	3,654

Weighted average shares used to compute diluted EPS	104,056	103,048	103,530

Net income (loss) per share:
Basic	$(0.27)	$(0.13)	$0.29
Diluted	$(0.27)	$(0.13)	$0.28

For all periods presented, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during this period. For the years ended December 31, 2007, 2006 and 2005, options to purchase approximately 9.8 million, 8.2 million and 14.9 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the year ended December 31, 2007, an additional 3.8 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period. For the year ended December 31, 2006, an additional 5.5 million shares, including nonvested equity stock and stock units, that would be dilutive were excluded from the calculation of weighted average dilutive shares because there was a net loss for the period.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Business Segments, Exports and Major Customers

Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Four customers accounted for 20%, 15%, 15%, and 10% respectively, of revenues in the year ending December 31, 2007. Four customers accounted for 18%, 13%, 12% and 10%, respectively, of revenues in the year ended December 31, 2006. Four customers accounted for 26%, 17%, 11% and 10%, respectively, of revenues in the year ended December 31, 2005. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenues from customers in the following geographic regions were recognized as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Japan	$124,662	$119,884	$96,465
North America	26,447	49,186	46,098
Taiwan	1,434	975	220
Korea	618	1,156	8,440
Singapore	588	—	—
Europe	26,191	24,123	5,975

	$179,940	$195,324	$157,198

Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. At December 31, 2007, of the $24.6 million of total long-lived assets, approximately $20.2 million are located in the United States and $3.6 million are located in India.

13.	Acquisition

On April 15, 2005, Rambus completed the acquisition of a portion of GDA Technologies (“GDA”) including certain proprietary digital core designs for a preliminary total of $6.4 million in cash, including transaction costs. Rambus did not have a pre-existing relationship with GDA before the acquisition. Under the terms of the purchase agreement, Rambus paid a total of $5.3 million in cash to GDA at the initial closing. Rambus was contractually obligated to pay out an additional $1.0 million in conjunction with its acquisition of intellectual property from GDA, and paid this amount in the quarter ended March 31, 2006. In addition, Rambus paid $0.2 million for legal fees incurred in connection with this transaction. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. As a result of the acquisition, Rambus recorded $3.7 million of purchased intangible assets and $2.7 million of goodwill.

In addition to the $6.4 million preliminary purchase price, the purchase agreement calls for an earn-out payment that is based on future performance and events. Under the terms of the purchase agreement, the earn-out payment is computed on cash collections from the sale or license of acquired GDA products. Effective April 11, 2006, Rambus and GDA entered into an amendment to the original agreement that extended the earn-out period from one year from the initial closing date to March 31, 2007. The amendment also reduced the maximum earn-out amount from $5.0 million to $3.8 million. In March 2007, the Company was notified, and later confirmed, that cash collections from the sale or license of these products had exceeded the minimum amount as defined in the purchase agreement and that additional payments were due GDA. As a result, Rambus recorded a liability for the earn-out payment and an increase to goodwill of approximately $1.1 million in the first quarter of fiscal 2007. The liability related to the earn-out has been paid as of December 31, 2007. Total goodwill related to this acquisition is $3.9 million. See Note 14, “Amortizable Intangible Assets”, for more information on the purchased intangible assets.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Amortizable Intangible Assets

The components of the Company’s intangible assets as of December 31, 2007 and December 31, 2006 were as follows:

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Patents	$9,941	$(4,363)	$5,578
Intellectual property	10,084	(7,759)	2,325
Customer contracts and contractual relationships	8,000	(3,344)	4,656
Existing technology	2,700	(1,828)	872
Non-competition agreement	100	(90)	10

Total intangible assets	$30,825	$(17,384)	$13,441

	December 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Patents	$9,911	$(3,202)	$6,709
Intellectual property	10,084	(5,232)	4,852
Customer contracts and contractual relationships	8,000	(2,454)	5,546
Existing technology	2,700	(1,153)	1,547
Non-competition agreement	100	(57)	43

Total intangible assets	$30,795	$(12,098)	$18,697

Amortization expense for intangible assets for the years ended December 31, 2007, 2006 and 2005 was $5.3 million, $5.2 million and $4.3 million, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2007 was as follows (amounts in thousands):

Years Ending December 31:	Amount

2008	$4,356
2009	2,958
2010	1,921
2011	1,593
2012	1,321
Thereafter	1,292

$13,441

The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition dates. The value of the agreements, along with interviews and management’s estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market.

15.	Convertible Notes

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

The convertible notes are carried at fair value at December 31, 2007 and 2006 due to the cash settlement feature. The convertible notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the convertible notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2005, Rambus repurchased $140.0 million face value of the outstanding convertible notes, for a price of approximately $113.0 million, leaving a net balance of $160.0 million at December 31, 2005. These repurchases were financed from Rambus’ investment portfolio. At the time of the issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets related to these repurchases, which was subsequently reduced to $4.2 million. There is no amortization of note issuance costs in 2007 due to the acceleration of the remaining amortization into the fourth quarter of 2006 in connection with the notice of acceleration relative to the convertible notes as discussed below. For the years ended December 31, 2006 and 2005, Rambus recorded amortization expense of $3.2 million and $1.1 million, respectively.

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

As of December 31, 2007, the convertible notes have been reclassified to non-current liabilities in the accompanying consolidated balance sheet since the Company has become current with its SEC filings in October 2007.

16.	Litigation and Asserted Claims

Hynix Litigation

U.S District Court of the Northern District of California

On August 29, 2000, Hynix (formerly Hyundai) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. The complaint, as amended and narrowed through motion practice, asserts claims for fraud, violations of federal antitrust laws and deceptive practices in connection with Rambus’ participation in JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by Hynix, compensatory and punitive damages, and attorneys’ fees. Rambus denied Hynix’s claims and filed counterclaims for patent infringement against Hynix.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The case was divided into three phases. In the first phase, Hynix tried its unclean hands defense beginning on October 17, 2005 and concluding on November 1, 2005. In its January 4, 2006 Findings of Fact and Conclusions of Law, the court held that Hynix’s unclean hands defense failed. Among other things, the court found that Rambus did not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents.

The second phase of the Hynix-Rambus trial — on patent infringement, validity and damages — began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims were invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. On July 17, 2006, the court granted Hynix’s motion for a new trial on the issue of damages unless Rambus agreed to a reduction of the total jury award to approximately $134 million. The court found that the record supported a maximum royalty rate of 1% for SDR SDRAM and 4.25% for DDR SDRAM, which the court applied to the stipulated U.S. sales of infringing Hynix products through December 31, 2005. On July 27, 2006, Rambus elected remittitur of the jury’s award to approximately $134 million. No opinion has issued to date on Hynix’s post-trial motions for judgment as a matter of law and new trial on certain issues relating to validity and infringement; likewise, no opinion has issued to date on Rambus’s post-trial motion for prejudgment interest.

The third phase of the Hynix-Rambus trial — Hynix’s affirmative JEDEC-related allegations against Rambus — was scheduled to begin on August 21, 2006. However, the trial was postponed after the Federal Trade Commission (the “FTC”) issued its liability opinion finding that Rambus engaged in deceptive conduct at JEDEC in violation of Section 5 of the Federal Trade Commission Act on August 2, 2006, (see below) because the court concluded that there was a potential that certain findings by the FTC could be accorded prima facie evidentiary effect in the third phase. On April 24, 2007, the court ordered a coordinated trial of certain common JEDEC-related claims alleged by the manufacturer parties (i.e., Hynix, Micron, Nanya and Samsung) and defenses asserted by Rambus in this action (Hynix v Rambus, Case No. C 00-20905 RMW) and three others pending before the same court (Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, each described in further detail below). After much briefing and oral argument on the issues, the court issued a series of orders between September 2007 and January 2008 denying the manufacturer parties’ motions requesting the court to 1) give prima facie evidentiary effect to certain findings by the FTC; 2) grant summary judgment in favor of Hynix on its state unfair competition claim and its equitable estoppel defense based on certain FTC findings; and 3) collaterally estop Rambus from challenging certain enumerated findings of the FTC in the context of the fraud claims and equitable estoppel defenses brought by Hynix, Micron, Samsung, and Nanya. The court also vacated its earlier holding that findings by the FTC could be accorded prima facie evidentiary effect in the coordinated trial.

On December 14, 2007, the court excused Samsung from the coordinated trial based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus by the court within six months following the conclusion of the coordinated trial. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and is expected to continue through the end of March 2008.

European Patent Infringement Case

Beginning on September 4, 2000, Rambus filed suit against Hynix in multiple European jurisdictions for infringement of EP 0 525 068 (the‘’068 patent”). Rambus later filed a further infringement action against Hynix in Mannheim, Germany on a second patent, EP 1 022 642 (the “’642 patent”). Both patents were opposed by Hynix,

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Micron, and Infineon in the European Patent Office (EPO). The ’068 patent was revoked by an Appeal Board in 2004, and a hearing in the opposition with respect to the ’642 patent has not yet been scheduled. On January 8, 2008, the Mannheim court issued an Order of Cost with respect to the ’068 proceeding requiring Rambus to reimburse Hynix court fees in the amount of $0.6 million. This amount is recorded under accrued litigation expenses in the accompanying consolidated balance sheet.

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

This case has been divided into three phases in the same general order as in the Hynix 00-20905 action: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. A bench trial on Micron’s unclean hands defense began on November 8, 2007 and concluded on November 15, 2007. The court ordered post-trial briefing on the issue of when Rambus became obligated to preserve documents because it anticipated litigation. A hearing on that issue is scheduled for April 24, 2008.

U.S District Court in Delaware: Case No. 06-269-SLR

On February 21, 2006, Micron filed suit against Rambus in the U.S. District Court in the Eastern District of Virginia, asserting claims for violation of the federal civil Racketeer Influenced and Corrupt Organizations Act (RICO) and Virginia state conspiracy laws. Among other things, the complaint alleges document spoliation and litigation misconduct. Rambus believes these claims lack merit. On March 29, 2006, the Delaware court granted Rambus’ motion to enjoin Micron’s suit in the Eastern District of Virginia, and the case was subsequently transferred to the U.S. District Court in Delaware.

On May 26, 2006, Rambus moved to dismiss Micron’s complaint on the grounds that, among other things: (1) Micron’s claims are barred by the statute of limitations; (2) Micron’s claims fail on the merits; and (3) Micron’s claims are barred by the Noerr-Pennington doctrine. This action has been assigned to the vacant judicial position left by the elevation of Judge Kent A. Jordan to the United States Court of Appeals for the Third Circuit since December 2006, but it has been recently reassigned to Chief Judge Sue L. Robinson. A hearing on Rambus’ motion to dismiss is scheduled for March 28, 2008.

U.S. District Court of the Northern District of California

On January 13, 2006, Rambus filed suit against Micron in the U.S. District Court in the Northern District of California. Rambus alleges that fourteen Rambus patents are infringed by Micron’s DDR2, DDR3, GDDR3, and other advanced memory products. Rambus seeks compensatory and punitive damages, attorneys’ fees, and injunctive relief. Micron has denied Rambus’ allegations and is alleging counterclaims for violations of federal antitrust laws, unfair trade practices, equitable estoppel, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, injunctive relief, compensatory and punitive damages, attorneys’ fees, and a declaratory judgment of invalidity, unenforceability, and noninfringement of the fourteen patents in suit.

As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and is expected to continue through the end of March 2008. In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity is currently scheduled for March 25-26, 2008. One or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.

European Patent Infringement Cases

On September 11, 2000, Rambus filed suit against Micron in multiple European jurisdictions for infringement of its ’068 patent (described above), which was later revoked. Additional suits were filed pertaining to the ’642 patent and a third Rambus patent, EP 1 004 956 (the “’956 patent”). Rambus’ suit against Micron for infringement of the ’642 patent in Mannheim, Germany, has not been active.

One proceeding in Italy relating to the ’642 patent was adjourned at a hearing on June 15, 2007, each party bearing its own costs. In a second proceeding in Italy relating to the ’956 patent, the court has scheduled a hearing for April 18, 2008, regarding continuation of the proceedings. On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million. Micron formally filed suit against Rambus relating to this seizure in February 2006. Rambus filed its written defense on April 24, 2006. The Italian court has ordered further briefing on issues related to Rambus’ suit in Italy for infringement of its ’068 patent. A hearing in the Italian court is set for March 26, 2008, on both proceedings involving the ’068 patent and Micron’s claim for damages related to seizure of evidence.

DDR2, GDDR2 & GDDR3 Litigation (“DDR2”)

U.S District Court in the Northern District of California

On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court in the Northern District of California court against Hynix, Infineon, Nanya, and Inotera. Infineon and Inotera were subsequently dismissed from this litigation and Samsung was added as a defendant. Rambus alleges that certain of its patents are infringed by certain of the defendants’ SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 and other advanced memory products. Hynix, Samsung and Nanya have denied Rambus’ claims and asserted counterclaims against Rambus for, among other things, violations of federal antitrust laws, unfair trade practices, equitable estoppel, and fraud in connection with Rambus’ participation in JEDEC.

As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and is expected to continue through the end of March 2008. In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity is currently scheduled for March 25-26, 2008. One or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.

Samsung Litigation

U.S District Court in the Northern District of California

On June 6, 2005, Rambus filed a patent infringement suit against Samsung in the U.S. District Court in the Northern District of California alleging that Samsung’s SDRAM and DDR SDRAM parts infringe nine of Rambus’ patents. Samsung has denied Rambus’ claims and asserted counterclaims for non-infringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license, and

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

breach of duty of good faith and fair dealing. Samsung has also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a former Samsung employee who allegedly misused proprietary Samsung information. Rambus has denied Samsung’s counterclaims and moved to dismiss certain of Samsung’s defenses and counterclaims.

As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial. In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity is currently scheduled for March 25-26, 2008, and one or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.

U.S District Court in the Eastern District of Virginia

On June 7, 2005, Samsung sued Rambus in the U.S. District Court in the Eastern District of Virginia seeking a declaratory judgment that four Rambus patents are invalid, unenforceable and/or not infringed. Rambus answered the complaint, disputing Samsung’s claims. Rambus granted Samsung covenants not to sue Samsung for infringement of the four patents for which Samsung sought declaratory relief. Rambus subsequently offered to pay Samsung’s attorneys’ fees, but Samsung did not accept the offer. On November 8, 2005, the Virginia court granted Rambus’ motion to dismiss with respect to Samsung’s claims for declaratory judgment but denied Rambus’ motion with respect to Samsung’s claim for attorneys’ fees pursuant to 35 U.S.C. § 285. On July 19, 2006, the Virginia court issued orders finding that: (1) it had subject matter jurisdiction over Samsung’s motions; (2) Samsung is a “prevailing party;” (3) Rambus had spoliated evidence in anticipation of litigation against DRAM manufacturers such as Samsung; (4) Rambus’ spoliation rendered the case exceptional; (5) Rambus did not assert its counterclaims in subjective bad faith or for the purpose of vexation; (6) Rambus’ counterclaims were not objectively baseless at the time they were filed; and (7) Samsung was not entitled to an award of attorneys’ fees.

Rambus filed a notice of appeal to the Federal Circuit on August 16, 2006. Oral argument was heard on August 7, 2007. No opinion has issued to date.

Delaware Chancery Court

On June 23, 2005, Samsung sued Rambus in the Delaware Chancery Court asserting claims similar to its counterclaims in the Northern District of California action. As part of the conditions under which Samsung would be excused from the coordinated trial on JEDEC-related issues in the Northern District of California, this action was dismissed pursuant to a stipulation entered on December 20, 2007.

FTC Complaint

On June 19, 2002, the FTC filed a complaint against Rambus. The FTC alleged that through Rambus’ action and inaction at a standards setting organization called JEDEC, Rambus violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in — or that by acting with intent to monopolize it created a dangerous probability of monopolization in — synchronous DRAM technology markets. The FTC also alleged that Rambus’ action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC sought to enjoin Rambus’ right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 17, 2004, the FTC Chief Administrative Law Judge issued his initial decision dismissing the FTC’s complaint against Rambus on multiple independent grounds (the “Initial Decision”). The FTC’s Complaint Counsel appealed this decision.

On August 2, 2006, the FTC released its July 31, 2006, opinion and order reversing and vacating the Initial Decision and determining that Rambus violated Section 5 of the Federal Trade Commission Act. Following further briefing and oral argument on issues relating to remedy, the FTC released its opinion and order on remedy on February 5, 2007. The remedy order sets the maximum royalty rate that Rambus can collect on the manufacture, use or sale in the United States of certain JEDEC-compliant parts after the effective date of the Order, as follows: 0.25% for SDRAM products; 0.5% for DDR SDRAM products; 0.5% for SDRAM memory controllers or other non-memory chip components; and 1.0% for DDR SDRAM memory controllers or other non-memory chip components. The order specifies that these maximum rates will be in effect for three years, after which time the maximum rates for these products will be 0%. The order also mandates that Rambus offer a license for these products at rates no higher than the maximums set by the FTC, including a further cap on rates for the affected non-memory products. The order further requires Rambus to take certain steps to comply with the terms of the order and applicable disclosure rules of any standard setting organization of which it may become a member.

The FTC’s order explicitly does not set maximum rates or other conditions with respect to Rambus’ royalty rates for DDR2 SDRAM, other post-DDR JEDEC standards, or for non-JEDEC-standardized technologies such as those used in RDRAM or XDR DRAM.

On March 16, 2007, the FTC issued an order granting in part and denying in part Rambus’ motion for a stay of the remedy pending appeal. The March 16 order permits Rambus to acquire rights to royalty payments for use of the patented technologies affected by the February 2 remedy order during the period of the stay in excess of the FTC-imposed maximum royalty rates on SDRAM and DDR SDRAM products, provided that funds above the maximum allowed rates be placed into an escrow account to be distributed in accordance with the ultimate decision of the court of appeals. In an opinion accompanying its order, the FTC clarified that it intended its remedy to be “forward-looking” and “prospective only,” and therefore unlikely to be construed to require Rambus to refund royalties already paid or to restrict Rambus from collecting royalties for the use of its technologies during past periods.

On April 27, 2007, the FTC issued an order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order. The FTC’s order and accompanying opinion on Rambus’ petition for reconsideration clarified the remedy order in certain respects. For example, (a) the FTC explicitly stated that the remedy order does not require Rambus to make refunds or prohibit it from collecting royalties in excess of maximum allowable royalties that accrue up to the effective date of the remedy order; (b) the remedy order was modified to specifically permit Rambus to seek damages in litigation up to three times the specified maximum allowable royalty rates on the ground of willful infringement and any allowable attorneys’ fees; and (c) under the remedy order, licensees may pay Rambus a flat fee in lieu of running royalties, even if this results in payments above the FTC’s rate caps in certain circumstances.

Rambus has appealed the FTC’s liability and remedy orders to the United States District Court of Appeals for the District of Columbia. Oral argument was heard February 14, 2008. No opinion has issued to date.

Indirect Purchaser Class Action

On August 10, 2006, the first of nine class action lawsuits were filed against Rambus in 2006 alleging violations of federal and state antitrust laws, violations of state consumer protection laws, and various common law claims based almost entirely on the same conduct which was the subject of the FTC’s July 31, 2006 opinion. Three of these lawsuits filed outside of California were dismissed pursuant to agreement of the parties. The remaining six of these cases were consolidated under the caption, In re Rambus Antitrust Litigation, 06-4852 RMW (N.D. Cal.). The consolidated complaint seeks injunctive and declaratory relief, disgorgement, restitution and compensatory and punitive damages in an unspecified amount, and attorneys’ fees and costs. On March 28, 2007, Rambus filed a

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motion to dismiss the consolidated complaint. On July 27, 2007, the court heard oral argument on Rambus’ motion and took the matter under submission. No final order has been issued to date.

European Commission Competition Directorate-General

On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the “European Commission”) that it had received complaints from Infineon and Hynix. Rambus answered the ensuing requests for information prompted by those complaints on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the European Commission in late July 2003, and on October 8, 2003, at the request of the European Commission, filed its response. The European Commission sent Rambus a further request for information on December 22, 2006, which Rambus answered on January 26, 2007. On August 1, 2007, Rambus received a statement of objections from the European Commission. The statement of objections alleges that through Rambus’ participation in the JEDEC standards setting organization and subsequent conduct, Rambus violated European Union competition law. Rambus filed a response to the statement of objections on October 31, 2007, and a hearing was held on December 4-5, 2007. The matter is currently under submission by the European Commission.

Superior Court of California for the County of San Francisco

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court (the “San Francisco court”) seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§ 16720 et seq.), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§ 16720 et seq.), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§ 17200 et seq.). This lawsuit alleges that there were concerted efforts beginning in the 1990’s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’ RDRAM product. Subsequently, Infineon and Siemens were dismissed from this action (as a result of a settlement with Infineon) and three Samsung-related entities were added as defendants.

On June 28, 2007, Hynix filed a motion for summary judgment on the ground that Rambus’ claims should be dismissed on the grounds that they allegedly were compulsory counterclaims in the Hynix 00-20905 action. Following briefing and oral argument, the court denied Hynix’s motion in an order filed November 2, 2007. Hynix sought review of the trial court’s order by the California Court of Appeal, which the appellate court summarily denied on January 17, 2008. On January 28, 2008, Hynix filed a petition for review of this decision by the California Supreme Court. Rambus filed an answer requesting that Hynix’s petition be denied. Discovery in this case remains ongoing during the pendency of this petition.

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

Rambus moved to dismiss Alberta’s claims on January 26, 2006, and to transfer the action to the Northern District of California. On April 13, 2006, the Virginia court ordered that this matter be transferred to the Northern District of California in its entirety (without deciding Rambus’ motion to dismiss). The case was filed in the Northern District of California on April 17, 2006. On October 23, 2006, the court granted in part Rambus’ motion to dismiss with leave to amend. Alberta filed an amended complaint on November 8, 2006. On August 30, 2007,

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rambus filed an answer denying the allegations in the amended compliant. On January 9, 2008, the case was dismissed pursuant to the parties’ stipulation based on a settlement agreement between the parties.

Stock Option Investigation Related Claims

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues.

On May 31, 2006, the first of three shareholder derivative actions was filed in the Northern District of California against Rambus (as a nominal defendant) and certain current and former executives and board members. These actions have been consolidated for all purposes under the caption, In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), and Howard Chu and Gaetano Ruggieri were appointed lead plaintiffs. The consolidated complaint, as amended, alleges violations of certain federal and state securities laws as well as other state law causes of action. The complaint seeks disgorgement and damages in an unspecified amount, unspecified equitable relief, and attorneys’ fees and costs.

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

On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and estimated equivalent value as well as substantial additional value to the Company relating to the relinquishment of claims to over 2.7 million stock options. The SLC stated its intention to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. A hearing on this motion is scheduled for May 9, 2008.

On August 30, 2007, another shareholder derivative action was filed in the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP (Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD)). On November 21, 2007, the New York court granted PricewaterhouseCoopers LLP’s motion to transfer the action to the Northern District of California. The case has not yet been docketed in the Northern District of California.

On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against Rambus and certain current and former executives and board members. These lawsuits have been consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.) and Ronald L. Schwarcz was appointed lead plaintiff. The amended consolidated complaint names as defendants Rambus, certain of its current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of various federal securities laws and seeks damages in an unspecified amount as well as attorneys’ fees and costs. After Rambus and certain other defendants filed motions to dismiss the lawsuit, the parties agreed in principle to

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settle this dispute. The settlement, which is subject to final documentation as well as review and approval by the court, provides for a payment by Rambus of $18.0 million (included in accrued litigation expense in the accompanying consolidated balance sheets) would lead to a dismissal with prejudice of all claims against all defendants in the consolidated class action litigation.

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Rambus and the other defendants have filed motions to dismiss the consolidated complaint and a hearing on these motions is scheduled for March 14, 2008.

All of these cases relate to stock options issues. There can be no assurance that additional claims or actions arising out of or related to stock option issues will not be asserted against Rambus and its current or former executives and board members.

Potential Future Litigation

In addition to the litigation described above, participants in the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that any ongoing or future litigation will be successful. Rambus spends substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations — as well as any delay in their resolution — could affect Rambus’ ability to license its intellectual property going forward.

The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”.

17.	Subsequent Events

During the first quarter of 2008, the Company repurchased 1.4 million shares with an aggregate value of $24.9 million. As of February 25, 2008, there remained an outstanding authorization to repurchase 4.4 million shares of our outstanding Common Stock.

Supplementary Financial Data

RAMBUS INC.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except for per share amounts)

Revenue:
Royalties	$36,043	$35,327	$39,190	$43,746	$44,013	$41,523	$41,699	$41,681
Contract revenues	4,489	6,388	8,353	6,404	8,577	4,422	7,745	5,664

Total revenues	40,532	41,715	47,543	50,150	52,590	45,945	49,444	47,345

Costs and expenses:
Cost of contract revenues	8,246	5,781	6,882	6,215	7,382	6,121	9,521	7,368
Research and development	22,538	18,312	18,597	23,430	17,424	17,695	15,841	18,017
Marketing, general and administrative	40,940	29,914	24,778	24,965	22,692	24,114	32,883	24,872
Costs of restatement and related legal activities	826	4,169	7,453	7,009	5,746	23,796	1,894	—

Total costs and expenses(1)	72,550	58,176	57,710	61,619	53,244	71,726	60,139	50,257

Operating income (loss)	(32,018)	(16,461)	(10,167)	(11,469)	(654)	(25,781)	(10,695)	(2,912)
Interest and other income, net(2)	5,263	5,645	5,657	5,194	2,344	4,472	4,076	3,445

Income (loss) before income taxes	(26,755)	(10,816)	(4,510)	(6,275)	1,690	(21,309)	(6,619)	533
Provision for (benefit from) income taxes	(12,197)	(4,318)	(1,790)	(2,387)	(379)	1,337	(12,728)	(119)

Net income (loss)	$(14,558)	$(6,498)	$(2,720)	$(3,888)	$2,069	$(22,646)	$6,109	$652

Net income (loss) per share — basic	$(0.14)	$(0.06)	$(0.03)	$(0.04)	$0.02	$(0.22)	$0.06	$0.01

Net income (loss) per share — diluted	$(0.14)	$(0.06)	$(0.03)	$(0.04)	$0.02	$(0.22)	$0.06	$0.01

Shares used in per share calculations — basic	104,754	103,820	103,820	103,820	103,806	103,792	103,414	101,142

Shares used in per share calculations — diluted	104,754	103,820	103,820	103,820	108,209	103,792	110,495	109,289

(1) Stock-based compensation included in — Cost of contract revenues	$1,841	$1,333	$1,645	$1,091	$1,805	$1,844	$2,524	$1,982
Research and development	$6,378	$3,190	$3,248	$3,383	$3,460	$4,269	$3,003	$4,170
Marketing, general and administrative	$8,189	$4,138	$5,431	$4,943	$4,421	$4,366	$3,822	$4,857
(2) Interest income and other income, net in the fourth quarter of 2006 includes $2.4 million related to the acceleration of the amortization of note issuance cost in connection with the notice of acceleration relating to our convertible notes (see Note 15, “Convertible Notes”).

(a)(2)	Financial Statement Schedules

All schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

See Exhibit Index immediately following the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer

Date: February 29, 2008

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

Signature	Title	Date

/s/ Harold Hughes Harold Hughes	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2008

/s/ Satish Rishi Satish Rishi	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ Kevin Kennedy Kevin Kennedy	Chairman of the Board of Directors	February 29, 2008

/s/ J. Thomas Bentley J. Thomas Bentley	Director	February 29, 2008

/s/ Sunlin Chou Sunlin Chou	Director	February 29, 2008

/s/ Bruce Dunlevie Bruce Dunlevie	Director	February 29, 2008

Signature	Title	Date

/s/ P. Michael Farmwald P. Michael Farmwald	Director	February 29, 2008

/s/ Penelope Herscher Penelope Herscher	Director	February 29, 2008

/s/ Mark Horowitz Mark Horowitz	Director	February 29, 2008

/s/ David Shrigley David Shrigley	Director	February 29, 2008

/s/ Abraham D. Sofaer Abraham D. Sofaer	Director	February 29, 2008

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3	.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3		Amended and Restated Bylaws of Registrant dated November 13, 2007.
4	.1(12)	Form of Registrant’s Common Stock Certificate.
4	.2(4)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.
4	.3.1(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank.
4	.3.2(6)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.
4	.4(7)	Indenture, between the Registrant and U.S. Bank National Association, dated February 1, 2005 (including the form of Zero Coupon Convertible Senior Note due February 1, 2010 therein).
4	.5(7)	Registration Rights Agreement, among the Registrant, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., dated February 1, 2005.
10	.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10	.3(13)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10	.4(11)*	1997 Employee Stock Purchase Plan and related forms of agreements.
10	.5(13)*	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 4, 2007) and related form of agreement.
10	.6(8)*	2006 Equity Incentive Plan and related forms of agreements.
10	.7(10)*	2006 Employee Stock Purchase Plan (as amended and restated as of February 21, 2007).
10	.8(13)*	Offer Letter of Thomas R. Lavelle, dated October 30, 2006, between the Registrant and Thomas R. Lavelle.
10	.9(3)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10	.10(3)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10	.11(12)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/ Latham.
10	.12(9)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos — El Camino Associates, LLC.
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (included in signature page).
31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.

(4)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(5)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.

(6)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.

(7)	Incorporated by reference to the Form S-3 filed on April 29, 2005.

(8)	Incorporated by reference to the Form 8-K filed on May 16, 2006.

(9)	Incorporated by reference to the Form 10-K405 filed on December 23, 1999.

(10)	Incorporated by reference to the Form 10-Q for the period ended June 30, 2006 filed on September 14, 2007.

(11)	Incorporated by reference to the Form S-8 filed on June 6, 1997 (file no. 333-28597).

(12)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(13)	Incorporated by reference to the Form 10-K filed on September 14, 2007.