Form 10-Q
period 2008-03-31
RAMBUS INC
filed 2008-05-02
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-22339

RAMBUS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3112828 (I.R.S. Employer Identification No.)
4440 El Camino Real, Los Altos, CA 94022
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (650) 947-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 104,428,295 as of March 31, 2008.

RAMBUS INC.

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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$124,861	$119,391
Marketable securities	257,165	321,491
Accounts receivable	5,636	442
Unbilled receivables	1,760	1,478
Prepaids and other current assets	13,936	8,349
Deferred taxes	11,595	11,595
Restricted cash (Note 13)	18,345	—

Total current assets	433,298	462,746

Restricted cash	2,416	2,286
Deferred taxes, long-term	121,643	116,209
Intangible assets, net	12,381	13,441
Property and equipment, net	28,497	24,587
Goodwill	4,454	4,454
Other assets	5,746	3,624

Total assets	$608,435	$627,347

LIABILITIES
Current liabilities:
Accounts payable	$12,014	$11,283
Accrued salaries and benefits	10,467	9,985
Accrued litigation expenses	24,097	26,234
Income taxes payable	748	834
Other accrued liabilities	8,017	5,060
Deferred revenue	3,799	2,756

Total current liabilities	59,142	56,152

Convertible notes	160,000	160,000
Long-term income taxes payable	2,983	2,917
Other long-term liabilities	1,069	1,194

Total liabilities	223,194	220,263

Commitments and contingencies (Note 7 and 13)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares Issued and outstanding: no shares at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares Issued and outstanding: 104,428,295 shares at March 31, 2008 and 105,294,534 shares at December 31, 2007	104	105
Additional paid-in capital	615,149	601,821
Accumulated deficit	(230,735)	(194,966)
Accumulated other comprehensive income	723	124

Total stockholders’ equity	385,241	407,084

Total liabilities and stockholders’ equity	$608,435	$627,347

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share amounts)
Revenue
Royalties	$33,093	$43,746
Contract revenues	6,645	6,404

Total revenues	39,738	50,150

Costs and expenses:
Cost of contract revenues*	7,233	6,215
Research and development*	21,502	23,430
Marketing, general and administrative*	33,321	24,965
Costs of restatement and related legal activities	912	7,009

Total costs and expenses	62,968	61,619

Operating loss	(23,230)	(11,469)
Interest and other income, net	4,595	5,194

Loss before income taxes	(18,635)	(6,275)
Benefit from income taxes	(6,001)	(2,387)

Net loss	$(12,634)	$(3,888)

Net loss per share:
Basic	$(0.12)	$(0.04)

Diluted	$(0.12)	$(0.04)

Weighted average shares used in per share calculation
Basic	104,683	103,820

Diluted	104,683	103,820

* Includes stock-based compensation:
Cost of contract revenues	$1,918	$1,091
Research and development	$3,904	$3,383
Marketing, general and administrative	$4,707	$4,943
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,634)	$(3,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	10,529	9,417
Depreciation	2,702	3,116
Amortization of intangible assets	1,360	1,320
Deferred tax benefit	(6,113)	(3,234)
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable and unbilled receivables	(5,476)	1,455
Prepaids and other assets	(3,472)	(7,324)
Accounts payable	(125)	9,345
Accrued salaries and benefits and other accrued liabilities	581	987
Accrued litigation expenses	(2,137)	843
Income taxes payable	(20)	3,390
Increases in deferred revenue	3,078	5,554
Decreases in deferred revenue	(2,035)	(6,403)

Net cash provided by (used in) operating activities	(13,762)	14,578

Cash flows from investing activities:
Purchases of property and equipment	(1,684)	(2,289)
Acquisition of intangible assets	(300)	—
Purchases of marketable securities	(97,164)	(152,033)
Maturities of or proceeds from the sale of marketable securities	162,252	127,050
Increase in restricted cash	(18,475)	(6)

Net cash provided by (used in) investing activities	44,629	(27,278)

Cash flows from financing activities:
Payments under installment payment arrangement	(1,250)	(3,850)
Proceeds received from issuance of common stock under employee stock plans	629	—
Repurchase and retirement of common stock	(24,921)	—

Net cash used in financing activities	(25,542)	(3,850)

Effect of exchange rates on cash and cash equivalents	145	22

Net increase (decrease) in cash and cash equivalents	5,470	(16,528)
Cash and cash equivalents at beginning of period	119,391	73,304

Cash and cash equivalents at end of period	$124,861	$56,776

Supplemental disclosure of cash flow information:
Property and equipment received and accrued in accounts payable and other accrued liabilities	$4,838	$266
Proceeds receivable from issuance of common stock under employee stock plans	$4,237	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

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
     The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2007.
     We have reclassified certain prior year balances to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income (loss) for any of the periods presented.
2. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations”. This Statement replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 is effective for the Company in the fiscal year beginning January 1, 2008. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 became effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments that are presently accounted for at cost.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of SFAS No. 157 were adopted by the Company, as it applies to its financial instruments, effective beginning January 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 14, “Fair Value of Financial Instruments”.
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
Royalty Revenues
     Rambus recognizes royalty revenues upon notification by its licensees. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, Rambus engages accounting firms other than its independent registered public accounting firm to perform, on Rambus’ behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. Rambus has two types of royalty revenues: (1) patent license royalties and (2) product license royalties.
     Patent licenses. Rambus licenses its broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of Rambus’ patent portfolio. Rambus generally recognizes revenue from these arrangements as amounts become due. The contractual terms of the agreements generally provide for payments over an extended period of time.
     Product licenses. Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that Rambus provides to its customers under product license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements (except for those royalties subject to the FTC order discussed below) upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.
     On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties Rambus can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). The

Company is using its best efforts to comply with these orders. Amounts in excess of MAR that are subject to the order are excluded from revenue. As of March 31, 2008, $3.8 million has been excluded from revenue, including $1.4 million in the quarter ended March 31, 2008. On April 22, 2008, the United States Court of Appeals for the District of Columbia (the “CADC”) overturned the FTC decision and remanded the matter back to the FTC for further proceedings consistent with the Court’s opinion. The CADC’s order vacating the FTC’s order has not yet been issued. The Company will continue to defer revenue in accordance with the FTC’s order so long as it remains in effect (see Note 13 “Litigation and Asserted Claims”).
Contract Revenues
     Rambus generally recognizes revenue in accordance with the provisions of SOP 81-1 for development contracts related to licenses of its chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenues derived from such license and engineering services may be recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon contract costs incurred. Prior to the first quarter of 2008, Rambus determined progress to completion using labor-hours incurred. The change in input measure better reflects the overall gross margin over the life of the contract. This change did not have a significant impact on the Company’s results of operations. Rambus has evaluated use of output measures versus input measures and has determined that its output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.
     A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If Rambus determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project was longer than the original assumptions, the contract fees will be recognized over a longer period. If there is significant uncertainty about the time to complete or the deliverables by either party, Rambus evaluates the appropriateness of applying the completed contract method of accounting under SOP 81-1. Such evaluation is completed on a contract-by-contract basis. For all contracts where revenue recognition must be delayed until the contract deliverables are substantially complete, Rambus evaluates the realizability of the assets which the accumulated costs would represent and defers or expenses as incurred based upon the conclusions of its realization analysis.
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
4. Comprehensive Loss
     Rambus’ comprehensive loss consists of its net loss plus other comprehensive income consisting of foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of taxes.
     The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net loss	$(12,634)	$(3,888)
Other comprehensive income:
Foreign currency translation adjustments	145	22
Unrealized gain on marketable securities, net of tax	454	248

Other comprehensive income	599	270

Total comprehensive loss	$(12,035)	$(3,618)

5. Stock-Based Compensation and Employee Stock Plans
     For the three months ended March 31, 2008 and 2007, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees were entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
     Stock Options: During the three months ended March 31, 2008 and 2007, Rambus granted 1,671,960 and 2,697,100 stock options, respectively, with an estimated total grant-date fair value of $18.9 million and $33.6 million, respectively. During the three months ended March 31, 2008 and 2007, Rambus recorded stock-based compensation related to stock options of $9.2 million and $8.8 million, respectively, for all unvested options granted prior to and after the adoption of SFAS No. 123(R), including the modification charge for the extension of expiring options in 2007 discussed below.
     The effect of recording stock-based compensation for the quarter ended March 31, 2007 includes a charge resulting from the Company’s modifying the terms of 17 grants during the quarter by offering an extension of time to exercise. An additional charge was taken during the quarter to extend the time of the extension of the 59 grants previously extended in 2006. The total modification charge was $2.0 million for the three months ended March 31, 2007.
     The total intrinsic value of options exercised was $5.5 million for the three months ended March 31, 2008. There were no option exercises in the first quarter of 2007. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
     During the three months ended March 31, 2008, proceeds from employee stock option exercises totaled approximately $4.8 million. Of this amount, $0.6 million was received during the quarter and $4.2 million (included in prepaid and other assets as of March 31, 2008) was received in April 2008.
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2008 and 2007 calculated in accordance with SFAS No. 123(R).
Valuation Assumptions
     The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Stock Option Plans
Expected stock price volatility	63%	62%-69%
Risk free interest rate	3.13%	4.51%-4.84%
Expected term (in years)	5.3	6.2
Weighted-average fair value of stock options granted	$11.28	$12.45
     No grants were made under the Employee Stock Purchase Plans during the three months ended March 31, 2008 and 2007.

     During the quarter ended March 31, 2008, the Company changed its methodology for determining estimated expected term from the Monte Carlo simulation model to observed historical exercise patterns. The change in methodology resulted from an analysis of observed historical exercise patterns which better approximates the actual expected term. The impact of this change was not significant to our results from operations.
     See Note 9 “Income Taxes” for additional information related to tax effects of stock-based compensation.
Summary of shares available for grant under stock option plans
     As of March 31, 2008, 2,729,199 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.
     A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant
Shares available as of December 31, 2007	4,589,131
Stock options granted	(1,671,960)
Stock options forfeited	203,046
Stock options expired under former plans	(119,518)
Nonvested equity stock and stock units granted (1)	(271,500)

Total available for grant as of March 31, 2008	2,729,199

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
General Stock Option Information
     The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the three months ended March 31, 2008 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2008.

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2007	18,750,738	$20.17
Options granted	1,671,960	19.83
Options exercised	(465,392)	11.02
Options forfeited	(203,046)	20.24

Outstanding as of March 31, 2008	19,754,260	20.35	5.97	$130,089
Vested or expected to vest at March 31, 2008	17,864,125	20.98	5.91	111,903
Options exercisable at March 31, 2008	11,022,139	20.97	4.57	84,819
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2008, based on the $23.31 closing stock price of Rambus’ Common Stock on March 31, 2008 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2008 was 15,248,286 and 8,148,565 respectively.
     As of March 31, 2008, there was $72.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested as of March 31, 2008 was $222.3 million.
Employee Stock Purchase Plans
     As of March 31, 2008, all shares under the 2006 Purchase Plan remain available for issuance. As of March 31, 2008, there was $0.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Employee Stock Purchase Plan. That cost is expected to be recognized over one month.

Nonvested Equity Stock and Stock Units
     For the three months ended March 31, 2008, Rambus granted nonvested equity stock units to certain officers and employees, totaling 181,000 shares. These nonvested equity stock units have a service condition, generally a service period of four years. Included in the 2008 grants are 48,000 nonvested equity stock units which were granted to our chief executive officer with vesting subject to the achievement of certain performance conditions related to revenue goals and other factors. All of these nonvested equity stock units were valued at the date of grant, assuming no shares would be forfeited, giving them a fair value of approximately $3.6 million.
     For the three months ended March 31, 2008 and 2007, Rambus recorded stock-based compensation expense of approximately $0.8 million and $0.4 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all these grants was approximately $7.0 million at March 31, 2008.
     The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2008:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value
Nonvested at December 31, 2007	244,177	$21.41
Granted	181,000	19.86
Vested	(42,089)	19.22
Forfeited	—	—

Nonvested at March 31, 2008	383,088	$20.92

Contingent Unvested Options
     As of December 31, 2007, there were 635,348 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM 850E chipsets. Intel has since phased out the 850E chipset and as a result the unvested options will never vest. The impact of the unvested options has been excluded from the calculation of net loss per share. During the quarter ended March 31, 2008, 2,500 contingent unvested options were forfeited. The forfeitures of the contingent unvested options are included in the forfeitures in the table summarizing stock option activity.
     As of March 31, 2008, there were 632,848 contingent unvested options, none of which are expected to vest.
6. Marketable Securities
     Rambus invests its excess cash primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, and municipal notes and bonds that mature within three years.
     All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	March 31, 2008
				Weighted
			Unrealized	Rate of
	Fair Value	Book Value	Gain, net	Return
(dollars in thousands)
Money Market Funds	$93,903	$93,903	$—	3.30%
Municipal Bonds and Notes	5,085	5,045	40	4.40%
U.S. Government Bonds and Notes	112,778	112,262	516	3.92%
Commercial Paper	166,758	166,386	372	3.88%

Total cash equivalents and marketable securities	378,524	377,596	928
Cash	3,502	3,502	—

Total cash, cash equivalents and marketable securities	$382,026	$381,098	$928

	December 31, 2007
				Weighted
			Unrealized	Rate of
	Fair Value	Book Value	Gain, net	Return
(dollars in thousands)
Money Market Funds	$104,836	$104,836	$—	4.82%
Municipal Bonds and Notes	3,008	3,000	8	4.81%
U.S. Government Bonds and Notes	108,660	108,568	92	4.39%
Commercial Paper	219,734	219,668	66	4.90%

Total cash equivalents and marketable securities	436,238	436,072	166
Cash	4,644	4,644	—

Total cash, cash equivalents and marketable securities	$440,882	$440,716	$166

     Available-for-sale securities are reported at fair value on the balance sheet and classified as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Cash	$3,502	$4,644
Cash Equivalents	121,359	114,747
Short term marketable securities	257,165	321,491

Total cash, cash equivalents and marketable securities	$382,026	$440,882

     The estimated fair value of marketable securities classified by date of contractual maturity and the associated unrealized gains at March 31, 2008 and December 31, 2007 are as follows:

	As of		Unrealized Gain, net
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
	(In thousands)
Contractual maturity:
Due within one year	$290,576	$361,974	$363	$27
Due from one year through three years	87,948	74,264	565	139

	$378,524	$436,238	$928	$166

     The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. For the discussion regarding the impact of the adoption of SFAS No. 157 on the Company’s marketable securities, see Note 14, “Fair Value of Financial Instruments”.
7. Commitments and Contingencies
     On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. Rambus elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, Rambus repurchased a total of $140.0 million face value of the outstanding convertible notes in 2005. The convertible notes outstanding as of March 31, 2008 are $160.0 million and are classified as a non-current liability in the accompanying condensed consolidated balance sheets.
     As of March 31, 2008, Rambus’ material contractual obligations are:

	Payment Due by Year
		Remainder of
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Contractual obligations(1)
Operating leases	$18,742	$5,427	$6,357	$5,735	$667	$556	$—
Convertible notes	160,000	—	—	160,000	—	—	—
Purchased software license agreements(2)	2,013	1,506	507	—	—	—	—

Total	$180,755	$6,933	$6,864	$165,735	$667	$556	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FASB Interpretation No. (“FIN”) 48 of approximately $14.2 million, including $8.6 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $3.0 million in long-term income taxes payable, as of March 31, 2008. As noted below in Note 9, “Income Taxes”, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms greater than one year. The above table summarizes those contractual obligations as of March 31, 2008, which are also included on Rambus’ condensed consolidated balance sheets under current and other long-term liabilities.
     Rent expense was approximately $1.8 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively.
     Deferred rent, included primarily in other long-term liabilities, was approximately $1.4 million and $1.7 million as of March 31, 2008 and 2007, respectively.
     In connection with certain litigation taking place in Germany, the German courts have requested that the Company set aside adequate funds to cover potential court cost claims. Accordingly, approximately $1.8 million is restricted as to withdrawal, managed by a third party subject to certain limitations under the Company’s investment policy and included in restricted cash, long-term, to cover the German court requirements.
     The Company has entered into a stipulation of settlement in the class action lawsuit in connection with stock option issues. Pursuant to the stipulation, which has received preliminary approval from the court, the Company transferred approximately $18.3 million into an escrow account in March 2008. The stipulation is subject to review and final approval by the court. If the settlement becomes final, it would lead to a dismissal with prejudice of all claims against the Company and all other defendants in the consolidated class action litigation. The escrow agent is responsible for the distribution of the settlement fund according to the terms of the stipulation. The Company has classified this amount as restricted cash and continues to carry the liability and will continue to do so until the settlement is finalized. If the settlement is not finalized or the stipulation is cancelled or terminated, the funds in the escrow account will be returned to the Company. (See Note 13 “Litigation and Asserted Claims”, for further discussion.)
     Indemnifications
     Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of March 31, 2008 or 2007.
     Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers. As of March 31, 2008, the Company had made payments of approximately $6.1 million on their behalf, including $0.4 million in the quarter ended March 31, 2008. As of March 31, 2007, the Company had made payments of approximately $2.3 million on their behalf, including $1.4 million in the quarter ended March 31, 2007. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.
     Warranties
     Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of March 31, 2008 or December 31, 2007. Rambus assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

8. Stockholders’ Equity
Share Repurchase Program
     In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. During the three months ended March 31, 2008, the Company repurchased approximately 1.4 million shares with an aggregate value of $24.9 million. As of March 31, 2008, Rambus had repurchased a cumulative total of approximately 14.6 million shares of its Common Stock since the commencement of this program. As of March 31, 2008, there remained an outstanding authorization to repurchase approximately 4.4 million shares of Rambus’ outstanding Common Stock.
     Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the quarter ended March 31, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $23.1 million was recorded as an increase to accumulated deficit for the quarter ended March 31, 2008. During the quarter ended March 31, 2007, the Company did not repurchase any Common Stock.
9. Income Taxes
     The effective tax rate for the quarter ended March 31, 2008 was 32.2% which is lower than the U.S. statutory tax rate primarily due to stock-based compensation expense associated with executives and other employees, partially offset by state income taxes and research and development tax credits. The effective tax rate for the quarter ended March 31, 2007 was 38.0% which was higher than the U.S. statutory tax rate primarily due to research and development tax credits, stock-based compensation expense related to our executives and other employees, state income taxes and foreign income taxes.
     As of March 31, 2008, the Company’s condensed consolidated balance sheet included net deferred tax assets of approximately $133.2 million, primarily due to the difference between tax and book treatment of depreciation and amortization, employee stock-based compensation expenses, litigation expenses, net operating loss carryovers and tax credit carryovers.
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
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2008 and 2007 calculated in accordance with SFAS No. 123(R).
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
     Management periodically evaluates the realizability of the deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods before the expiration of tax statutes. Forecasted income is based on assumptions about current trends in operations and future litigation outcomes or expected settlements, and there can be no assurance that such results will be achieved. The Company reviews such forecasts in comparison with actual results and expected trends at least quarterly for the purpose of the realizability assessment. As of March 31, 2008, management has concluded that it is more likely than not that the Company’s $133.2 million of net deferred tax assets will be realized. If management determines that it has insufficient future taxable income to fully realize its net deferred tax assets in the future, the Company will record a valuation allowance by a charge to income tax expense in the period when such determination is made.

     Rambus maintains liabilities for uncertain tax benefits within its non-current income taxes payable accounts. These liabilities involve considerable judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
     As of December 31, 2007, the Company had $14.0 million of unrecognized tax benefits, including $8.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $2.9 million in long-term income taxes payable.
     As of March 31, 2008, the Company had $14.2 million of unrecognized tax benefits, including $8.6 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $3.0 million in long-term income taxes payable. If recognized, approximately $8.4 million, net of federal benefits, would be recorded as an income tax benefit in the consolidated statements of operations, and $3.1 million, net of federal benefits, would be recorded as an increase in additional paid in capital.
     Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2007 and March 31, 2008, an insignificant amount of interest and penalties are included in long-term income taxes payable.
     Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Rambus is currently under a remote payroll examination by the Internal Revenue Service for the years ended December 31, 2004 and 2005. The Company is also under examination by the California Franchise Tax Board for the fiscal year ended March 31, 2003 and the years ended December 31, 2003 and 2004. Although the outcome of any tax audit is uncertain, the Company believes it has adequately provided for any additional taxes that may be required to be paid as a result of such examinations. If the Company determines that no payment will ultimately be required, the reversal of these tax liabilities may result in tax benefits being recognized in the period when that conclusion is reached. However, if an ultimate tax assessment exceeds the recorded tax liability for that item, an additional tax provision may need to be recorded. The impact of such adjustments in the Company’s tax accounts could have a material impact on the consolidated results of operations in future periods. The Company is subject to general examination by the IRS for tax years ended 2004 through 2007. The Company is also subject to examination by the State of California for tax years ended March 31, 2003 through December 31, 2007. In addition, any research and development credit carryforward and net operating loss generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.
10. Earnings (Loss) Per Share
     Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares under the Company’s stock plans is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per
	share amounts)
Numerator:
Net loss	$(12,634)	$(3,888)

Denominator:
Weighted average shares used to compute basic EPS	104,683	103,820
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—

Weighted average shares used to compute diluted EPS	104,683	103,820

Net loss per share:
Basic	$(0.12)	$(0.04)
Diluted	$(0.12)	$(0.04)

     For the three months ended March 31, 2008 and 2007, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during these periods. For the three months ended March 31, 2008 and 2007, options to purchase approximately 11.2 million shares in both periods were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended March 31, 2008, an additional 3.4 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.
11. Business Segments, Exports and Major Customers
     Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Three customers accounted for 18%, 17% and 13%, respectively, of revenues in the three months ended March 31, 2008. Three customers accounted for 26%, 14% and 13%, respectively, of revenues in the three months ended March 31, 2007. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.
     Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenues from customers in the following geographic regions were recognized as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Japan	$30,982	36,181
North America	6,848	6,340
Taiwan	341	100
Korea	383	424
Singapore	99	—
Europe	1,085	7,105

	$39,738	$50,150

     Revenues are attributed to individual countries according to the countries in which the licensees are headquartered. At March 31, 2008, of the $28.5 million of total long-lived assets, approximately $24.4 million are located in the United States, $3.3 million are located in India and $0.8 million are located in other foreign locations. At December 31, 2007, of the $24.6 million of total long-lived assets, approximately $20.2 million were located in the United States, $3.6 million were located in India and $0.8 million were located in other foreign locations.
12. Amortizable Intangible Assets
     The components of the Company’s intangible assets as of March 31, 2008 and December 31, 2007 were as follows:

	As of March 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$9,941	$(4,654)	$5,287
Intellectual property	10,384	(8,429)	1,955
Customer contracts and contractual relationships	8,000	(3,566)	4,434
Existing technology	2,700	(1,997)	703
Non-competition agreement	100	(98)	2

Total intangible assets	$31,125	$(18,744)	$12,381

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$9,941	$(4,363)	$5,578
Intellectual property	10,084	(7,759)	2,325
Customer contracts and contractual relationships	8,000	(3,344)	4,656
Existing technology	2,700	(1,828)	872
Non-competition agreement	100	(90)	10

Total intangible assets	$30,825	$(17,384)	$13,441

     Amortization expense for intangible assets for the three months ended March 31, 2008 and 2007 was $1.4 million and $1.3 million, respectively.
     The estimated future amortization expense of intangible assets as of March 31, 2008 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2008 (remaining 9 months)	$3,146
2009	3,108
2010	1,921
2011	1,593
2012	1,321
Thereafter	1,292

$12,381

     The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition dates. The value of the agreements, along with interviews and management’s estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expenses and income taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market.
13. Litigation and Asserted Claims
     Hynix Litigation
     U.S District Court of the Northern District of California
     On August 29, 2000, Hynix (formerly Hyundai) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. The complaint, as amended and narrowed through motion practice, asserts claims for fraud, violations of federal antitrust laws and deceptive practices in connection with Rambus’ participation in a standards setting organization called JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by Hynix, compensatory and punitive damages, and attorneys’ fees. Rambus denied Hynix’s claims and filed counterclaims for patent infringement against Hynix.
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
     The second phase of the Hynix-Rambus trial — on patent infringement, validity and damages — began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims were invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. On July 17, 2006, the court granted Hynix’s motion for a new trial on the issue of damages unless Rambus agreed to a reduction of the total jury award to approximately $134 million. The court found that the record supported a maximum royalty rate of 1% for SDR SDRAM and 4.25% for DDR SDRAM, which the court applied to the stipulated U.S. sales of infringing Hynix products through December 31, 2005. On July 27, 2006, Rambus elected remittitur of the jury’s award to approximately $134 million. Rambus intends to move to supplement the damages award and for equitable relief related to Hynix’s infringement of Rambus patents. A hearing on those issues is currently set for June 24, 2008. No opinion has issued to date on Hynix’s post-trial motions for judgment as a matter of law and new trial on certain issues relating to validity and infringement; likewise, no opinion has issued to date on Rambus’s post-trial motion for prejudgment interest.
     The third phase of the Hynix-Rambus trial involved Hynix’s affirmative JEDEC-related antitrust and fraud allegations against Rambus. On April 24, 2007, the court ordered a coordinated trial of certain common JEDEC-related claims alleged by the manufacturer parties (i.e., Hynix, Micron, Nanya and Samsung) and defenses asserted by Rambus in Hynix v Rambus, Case No. C 00-20905 RMW and three other cases pending before the same court (Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, each described in further detail below). On December 14, 2007, the court excused Samsung from the coordinated trial based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus by the court within six months following the conclusion of the coordinated trial. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. At the conclusion of the hearing, the court denied the motion for a new trial. A further hearing on the equitable claims and defenses is scheduled for May 27, 2008.
     European Patent Infringement Case
     Beginning on September 4, 2000, Rambus filed suit against Hynix in multiple European jurisdictions for infringement of EP 0 525 068 (the “‘068 patent”). Rambus later filed a further infringement action against Hynix in Mannheim, Germany on a second patent, EP 1 022 642 (the “‘642 patent”). Both patents were opposed by Hynix, Micron, and Infineon in the European Patent Office (EPO). The ‘068 patent was revoked by an Appeal Board in 2004, and a hearing in the opposition with respect to the ‘642 patent has not yet been scheduled. On January 8, 2008, the Mannheim court issued an Order of Cost with respect to the ‘068 proceeding requiring Rambus to reimburse Hynix court fees in the amount of $0.6 million. This amount is recorded under accrued litigation expenses in the accompanying consolidated balance sheet.
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
     This case has been divided into three phases in the same general order as in the Hynix 00-20905 action: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. A bench trial on Micron’s unclean hands defense began on November 8, 2007 and concluded on November 15, 2007. The court ordered post-trial briefing on the issue of when Rambus became obligated to preserve documents because it anticipated litigation. A hearing on that issue is scheduled for May 20, 2008.
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
     On May 26, 2006, Rambus moved to dismiss Micron’s complaint on the grounds that, among other things: (1) Micron’s claims are barred by the statute of limitations; (2) Micron’s claims fail on the merits; and (3) Micron’s claims are barred by the Noerr-Pennington doctrine. Prior to the hearing, the case was dismissed with prejudice on April 14, 2008, pursuant to a stipulation entered into by the parties.
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
     As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. At the conclusion of the hearing, the court denied the motion for a new trial. A further hearing on the equitable claims and defenses is scheduled for May 27, 2008.
     In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity is set for June 4 and 5, 2008. One or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.
     European Patent Infringement Cases
     On September 11, 2000, Rambus filed suit against Micron in multiple European jurisdictions for infringement of its ‘068 patent (described above), which was later revoked. Additional suits were filed pertaining to the ‘642 patent and a third Rambus patent, EP 1 004 956 (the “‘956 patent”). Rambus’ suit against Micron for infringement of the ‘642 patent in Mannheim, Germany, has not been active.
     One proceeding in Italy relating to the ‘642 patent was adjourned at a hearing on June 15, 2007, each party bearing its own costs. In a second proceeding in Italy relating to the ‘956 patent, the court has scheduled a hearing for October 22, 2008, regarding continuation of the proceedings. On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million. Micron formally filed suit against Rambus relating to this seizure in February 2006. Rambus filed its written defense on April 24, 2006. The Italian court has ordered further briefing on issues related to Rambus’ suit in Italy for infringement of its ‘068 patent. No decision has issued to date.
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
     As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial. That trial is currently scheduled to begin on September 22, 2008. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. At the conclusion of the hearing, the court denied the motion for a new trial. A further hearing on the equitable claims and defenses is scheduled for May 27, 2008.
     In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity is currently set for June 4 and 5, 2008. One or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.
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
     As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial. That trial is currently scheduled to begin on September 22, 2008. In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity is currently set for June 4 and 5, 2008, and one or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.
     U.S. District Court in the Eastern District of Virginia
     On June 7, 2005, Samsung sued Rambus in the U.S. District Court in the Eastern District of Virginia seeking a declaratory judgment that four Rambus patents are invalid, unenforceable and/or not infringed. Rambus answered the complaint, disputing Samsung’s claims. Rambus granted Samsung covenants not to sue Samsung for infringement of the four patents for which Samsung sought declaratory relief. Rambus subsequently offered to pay Samsung’s attorneys’ fees, but Samsung did not accept the offer. On November 8, 2005, the Virginia court granted Rambus’ motion to dismiss with respect to Samsung’s claims for declaratory judgment but denied Rambus’ motion with respect to Samsung’s claim for attorneys’ fees pursuant to 35 U.S.C. § 285. On July 19, 2006, the Virginia court issued orders finding that: (1) it had subject matter jurisdiction over Samsung’s motions; (2) Samsung is a “prevailing party;” (3) Rambus had spoliated evidence in anticipation of litigation against DRAM manufacturers such as Samsung; (4) Rambus’ spoliation rendered the case exceptional; (5) Rambus did not assert its counterclaims in subjective bad faith or for the purpose of vexation; (6) Rambus’ counterclaims were not objectively baseless at the time they were filed; and (7) Samsung was not entitled to an award of attorneys’ fees.
     Rambus filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (the “CAFC”) on August 16, 2006. Oral argument was heard on August 7, 2007. On April 29, 2008, the CAFC vacated the orders of the Virginia court denying Samsung’s application for attorney fees and entering findings with respect to the alleged spoliation of evidence. The CAFC held that the Virginia court’s findings with respect to alleged spoliation constituted an impermissible advisory opinion. The CAFC further held that Rambus’s offer to pay Samsung’s attorneys’ fees rendered the case moot, and that the Virginia court did not thereafter have independent jurisdiction to assess whether the case was exceptional. The CAFC remanded the matter to the Virginia court with the instruction that the court dismiss Samsung’s complaint.

     FTC Complaint
     On June 19, 2002, the FTC filed a complaint against Rambus. The FTC alleged that through Rambus’ action and inaction at JEDEC, Rambus violated Section 5 of the FTC Act in a way that allowed Rambus to obtain monopoly power in — or that by acting with intent to monopolize it created a dangerous probability of monopolization in — synchronous DRAM technology markets. The FTC also alleged that Rambus’ action and practices at JEDEC constituted unfair methods of competition in violation of Section 5 of the FTC Act. As a remedy, the FTC sought to enjoin Rambus’ right to enforce patents with priority dates prior to June 1996 as against products made pursuant to certain existing and future JEDEC standards.
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
     Rambus appealed the FTC’s liability and remedy orders to the United States Court of Appeals for the District of Columbia (the “CADC”). Oral argument was heard February 14, 2008. On April 22, 2008, the CADC issued an opinion which requires vacatur of the FTC’s orders. The CADC held that the FTC failed to demonstrate that Rambus’s conduct was exclusionary, and thus failed to establish its allegation that Rambus unlawfully monopolized any relevant market. The CADC’s opinion sets aside the FTC’s orders and remands the matter to the FTC for further proceedings consistent with the opinion. Regarding the chance of further proceedings on remand, the CADC expressed serious concerns about the strength of the evidence relied on to support some of the Commission’s crucial finding regarding the scope of JEDEC’s patent disclosure policies and Rambus’s alleged violation of those policies.
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
     European Commission Competition Directorate-General
     On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the “European Commission”) that it had received complaints from Infineon and Hynix. Rambus answered the ensuing requests for information prompted by those complaints on June 16, 2003. Rambus obtained a copy of Infineon’s complaint to the European Commission in late July 2003, and on October 8, 2003, at the request of the European Commission, filed its response. The European Commission sent Rambus a further request for information on December 22, 2006, which Rambus answered on January 26, 2007. On August 1, 2007, Rambus received a statement of objections from the European Commission. The statement of objections alleges that through Rambus’ participation in the JEDEC standards setting organization and subsequent conduct, Rambus violated European Union competition law. Rambus filed a response to the statement of objections on October 31, 2007, and a hearing was held on December 4 and 5, 2007. The matter is currently under submission by the European Commission.
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
     On June 28, 2007, Hynix filed a motion for summary judgment on the ground that Rambus’ claims should be dismissed on the grounds that they allegedly were compulsory counterclaims in the Hynix 00-20905 action. Following briefing and oral argument, the court denied Hynix’s motion in an order filed November 2, 2007. Hynix sought review of the trial court’s order by the California Court of Appeal, which the appellate court summarily denied on January 17, 2008. On January 28, 2008, Hynix filed a petition for review of this decision by the California Supreme Court. Rambus filed an answer requesting that Hynix’s petition be denied. On March 19, 2008, the California Supreme Court issued an order denying Hynix’s petition. Discovery in this case remains ongoing.
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
     Rambus moved to dismiss Alberta’s claims on January 26, 2006, and to transfer the action to the Northern District of California. On April 13, 2006, the Virginia court ordered that this matter be transferred to the Northern District of California in its entirety (without deciding Rambus’ motion to dismiss). The case was filed in the Northern District of California on April 17, 2006. On October 23, 2006, the court granted in part Rambus’ motion to dismiss with leave to amend. Alberta filed an amended complaint on November 8, 2006. On August 30, 2007, Rambus filed an answer denying the allegations in the amended compliant. On January 9, 2008, the case was dismissed pursuant to the parties’ stipulation based on a settlement agreement between the parties.
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
     On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and estimated equivalent value as well as substantial additional value to the Company relating to the relinquishment of claims to over 2.7 million stock options. The SLC stated its intention to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. A hearing on this motion is scheduled for May 23, 2008.
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
     The parties to In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al. have been engaged in on-going settlement discussions. However, the terms of any potential settlement have not been agreed upon by the parties and the amount of any settlement cannot currently be determined. Additionally, any settlement would be subject to final documentation as well as review and approval by the court.
     On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against Rambus and certain current and former executives and board members. These lawsuits have been consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.) and Ronald L. Schwarcz was appointed lead plaintiff. The amended consolidated complaint names as defendants Rambus, certain of its current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of various federal securities laws and seeks damages in an unspecified amount as well as attorneys’ fees and costs. After Rambus and certain other defendants filed motions to dismiss the lawsuit, the parties agreed in principle to settle this dispute. The settlement was preliminarily approved by the court in an order signed on March 5, 2008, but it is still subject to review and final approval by the court. Pursuant to the settlement agreement, Rambus paid $18.3 million into a settlement escrow fund on March 17, 2008. A final fairness hearing is set for May 14, 2008. Some alleged class members have requested exclusion from the settlement. If the settlement becomes final, it would lead to a dismissal with prejudice of all claims against all defendants in the consolidated class action litigation and a release of the funds to the plaintiff.
     On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Rambus and the other defendants have filed motions to dismiss the consolidated complaint and a hearing on these motions was held on March 14, 2008. On April 17, 2008, the court granted the motions, dismissing all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted.
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
14. Fair Value of Financial Instruments
     The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
     The following table summarizes the valuation of our marketable securities and financial instruments by the above SFAS No. 157 pricing levels as of March 31, 2008:

As of March 31, 2008
Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$378,524	$93,903	$284,621	$—
     The Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices.
     The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2008 and March 31, 2007:

	As of March 31, 2008		As of March 31, 2007
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
Convertible notes	$160,000	$180,912	$160,000	$178,266
     The fair value of the convertible notes are determined based on recent quoted market prices for these notes. The carrying value of other financial instruments, including cash, accounts receivable and accounts payable, approximate fair value due to their short maturities.
     The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss is reported under “Interest and other income, net “ in the condensed consolidated statement of operations. As of March 31, 2008, the Company has not incurred any impairment loss on its investments.
     The Company has adopted SFAS No. 159 effective January 1, 2008. The Company has not elected the fair value option for financial instruments not already carried at fair value.

15. Subsequent Events
     In April 2008, the Company received $5.0 million of insurance proceeds related to reimbursement claims associated with the stock option investigation claims discussed in Note 13 “Litigation and Asserted Claims”. Our use of these proceeds is subject to the final resolution of the class action case and various derivative lawsuits.

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
     As of March 31, 2008, our chip interface technologies are covered by more than 680 U.S. and foreign patents. Additionally, we have approximately 540 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.
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

     We have a high degree of revenue concentration, with our top five licensees representing approximately 67% and 69% of our revenues for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, revenues from Elpida, Fujitsu and Sony each accounted for 10% or more of our total revenues. For the three months ended March 31, 2007, revenues from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenues.
     Our revenue from companies headquartered outside of the United States accounted for approximately 83% and 87% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenues from sources outside the United States for the foreseeable future.
     Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses will continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue would likely decline. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Royalties	83.3%	87.2%
Contract revenues	16.7%	12.8%

Total revenues	100.0%	100.0%

Costs and expenses:
Cost of contract revenues*	18.2%	12.4%
Research and development*	54.1%	46.7%
Marketing, general and administrative*	83.9%	49.8%
Costs of restatement and related legal activities	2.3%	14.0%

Total costs and expenses	158.5%	122.9%

Operating loss	(58.5)%	(22.9)%
Interest and other income, net	11.6%	10.4%

Loss before income taxes	(46.9)%	(12.5)%
Benefit from income taxes	(15.1)%	(4.8)%

Net loss	(31.8)%	(7.8)%

* Includes stock-based compensation:
Cost of contract revenues	4.8%	2.2%
Research and development	9.8%	6.7%
Marketing, general and administrative	11.8%	9.9%

	Three Months
	Ended March 31,		Change in
	2008	2007	Percentage
	(Dollars in millions)
Total Revenues
Royalties	$33.1	$43.8	(24.4)%
Contract revenues	6.6	6.4	3.8%

Total revenues	$39.7	$50.2	(20.8)%

Royalty Revenues
Patent Licenses
     In the three months ended March 31, 2008, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $13.9 million for SDR and DDR-compatible products in the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to decreased revenue from Fujitsu, Qimonda and Matsushita.
     We are in negotiations with prospective and existing licensees. We expect SDR and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.
     On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring us to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties we can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). We are using our best efforts to comply with these orders. Amounts in excess of MAR that are subject to the order are excluded from revenue. As of March 31, 2008, $3.8 million has been excluded from revenue, including $1.4 million in the quarter ended March 31, 2008. On April 22, 2008, the United States Court of Appeals for the District of Columbia (the “CADC”) overturned the FTC decision and remanded the matter back to the FTC for further proceedings consistent with the Court’s opinion. The CADC’s order vacating the FTC’s order has not yet been issued. We will continue to defer revenue in accordance with the FTC’s order so long as it remains in effect. See Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements.
Product Licenses
     In the three months ended March 31, 2008, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased approximately $2.7 million during the three months ended March 31, 2008 as compared to the same period in 2007. This increase was primarily due to higher royalties from XDR, DDR and FlexIO products. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix.
     In the three months ended March 31, 2008, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers increased approximately $0.5 million during the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily due to higher royalties from RDRAM controllers.
Contract Revenue
Percentage-of-Completion Contracts
     Percentage of completion contract revenue increased approximately $2.4 million for the three months ended March 31, 2008 as compared to the same period in 2007 due to revenue recognized on the new leadership chip interface contracts. We believe that percentage-of-completion contract revenues recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.
Other Contracts
     Revenue for other contracts decreased approximately $2.2 million for the three months ended March 31, 2008 as compared to the corresponding period in 2007 due to decreased revenue from leadership chip interface contracts including FlexIO and XDR, offset in part by an increase in revenue from industry standard chip interface contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.

Engineering costs:

	Three Months Ended
	March 31,		Change in
	2008	2007	Percentage
	(Dollars in millions)
Engineering costs
Cost of contract revenues	$5.3	$5.1	3.7%
Stock-based compensation	1.9	1.1	75.8%

Total cost of contract revenues	7.2	6.2	16.4%

Research and development	17.6	20.0	(12.2)%
Stock-based compensation	3.9	3.4	15.4%

Total research and development	21.5	23.4	(16.4)%

Total engineering costs	$28.7	$29.6	(3.1)%

     Total engineering costs decreased 3.1% for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to the lack of charges in 2008 associated with the one-time tax reimbursement expenses of approximately $4.1 million recorded in the first quarter of 2007. The tax reimbursement expenses were associated with our decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. This decrease in costs was offset primarily by increases in salaries and benefits of $1.6 million and stock based compensation of $1.3 million in the first quarter of 2008 over the first quarter of 2007.
     In certain periods, the cost of contract revenues may exceed contract revenues that do not factor in the expected stream of future royalty payments. This can be further impacted by timing of expensing of pre-contract costs as research and development expenses and expensing of completed contract costs where the realizability of an asset is uncertain. As of March 31, 2008, we have accrued approximately $0.8 million related to estimated loss contracts. These expenses were recognized in cost of contract revenues during the quarter when such loss was determined.
     In the near term, we expect engineering costs will remain constant or increase as we invest in the infrastructure and technologies required to maintain our leadership position in chip interface technologies and increase headcount.
Marketing, general and administrative costs:

	Three Months Ended
	March 31,		Change in
	2008	2007	Percentage
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$15.4	$15.2	2.2%
Litigation expense	13.2	4.9	167.7%
Stock-based compensation	4.7	4.9	(4.8)%

Total marketing, general and administrative costs	$33.3	$25.0	33.5%

     Total marketing, general and administrative costs increased 33.5% for the three months ended March 31, 2008 as compared to the same period in 2007 due primarily to increased litigation expenses of $8.3 million related to major cases that went to trial during the quarter ended March 31, 2008. Non-litigation related marketing, general and administrative costs were primarily flat as the lack of charges in 2008 associated with the one-time tax reimbursement expenses of approximately $2.5 million recorded in the first quarter of 2007 was offset primarily by increases in salaries and bonuses of $0.8 million and accounting and professional service fees of $1.4 million in the first quarter of 2008. The tax reimbursement expenses were associated with our decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.
     In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities, but are expected to remain at levels higher than 2007 for the foreseeable future.
Costs of restatement and related legal activities:

	Three Months Ended
	March 31,		Change in
	2008	2007	Percentage
	(Dollars in millions)
Cost of restatement and related legal activities	$0.9	$7.0	(87.0)%

     Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
     Costs of restatement and related legal activities were $0.9 million for the three months ended March 31, 2008 due primarily to litigation expenses associated with the lawsuits related to this stock option investigation. Costs in the first quarter of 2008 were significantly lower than in the first quarter of 2007 because the majority of the investigation was completed during 2007. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.
Interest and other income, net:

	Three Months Ended
	March 31,		Change in
	2008	2007	Percentage
	(Dollars in millions)
Interest and other income, net	$4.6	$5.2	(11.5)%

     Interest and other income, net consists primarily of interest income generated from investments in high quality fixed income securities. The decrease in interest and other income, net for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to lower average investment balances and lower yields on invested balances during the period, partially offset by foreign exchange gains during the first quarter of 2008.
     In the future, we expect that interest and other income, net will vary from period to period based on the amount of cash and marketable securities, interest rates and foreign currency exchange rates.
Benefit from income taxes:

	Three Months Ended
	March 31,		Change in
	2008	2007	Percentage
	(Dollars in millions)
Benefit from income taxes	$(6.0)	$(2.4)	151.4%

Effective tax rate	32.2%	38.0%
     Our effective tax rate for the quarter ended March 31, 2008 is lower than the U.S. statutory tax rate primarily due to stock-based compensation expense associated with executives and other employees, partially offset by state income taxes and research and development tax credits.
     Our effective tax rate for the quarter ended March 31, 2007 was higher than the U.S. statutory tax rate primarily due to research and development tax credits, stock-based compensation expense related to our executives and other employees, state income taxes and foreign income taxes.
     As of March 31, 2008, our balance sheet included net deferred tax assets of approximately $133.2 million, primarily due to the difference between tax and book treatment of depreciation and amortization, employee stock-based compensation expenses, litigation expenses, net operating loss carryovers and tax credits.
     We periodically evaluate the realizability of the deferred tax assets based on all available evidence, both positive and negative. The realization of our net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods before the expiration of tax statutes. Forecasted income is based on assumptions about current trends in operations and future litigation outcomes or expected settlements, and there can be no assurance that such results will be achieved. We review such forecasts in comparison with actual results and expected trends at least quarterly for the purpose of the realizability assessment. As of March 31, 2008, management has concluded that it is more likely than not that our $133.2 million of net deferred tax assets will be realized. If management determines that we have insufficient future taxable income to fully realize our net deferred tax assets in the future, we will record a valuation allowance by a charge to income tax expense in the period when such determination is made.
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

Liquidity and Capital Resources

	As of
	March 31,	December 31,
	2008	2007
	(In millions)
Cash and cash equivalents	$124.9	$119.4
Marketable securities	257.1	321.5

Total cash, cash equivalents, and marketable securities	$382.0	$440.9

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Net cash provided by (used in) operating activities	$(13.8)	$14.6
Net cash provided by (used in) investing activities	$44.6	$(27.3)
Net cash used in financing activities	$(25.5)	$(3.9)
Liquidity
     Although we used cash for operating activities in the first quarter of 2008, our management continues to believe that total cash and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first quarter of 2008 were funded primarily from investing activities, as investments in marketable securities matured and were not reinvested.
     Operating Activities
     Cash used in operating activities of $13.8 million for the three months ended March 31, 2008 was primarily attributable to the net loss adjusted for non-cash items, including stock-based compensation expense, depreciation and amortization expense, and increases in our non-cash working capital. Items in our working capital changes in the first quarter of 2008 included increases in prepaids and other assets for new maintenance agreements and increases in accounts receivable for end of quarter invoicing on new contracts.
     Cash provided by operating activities of $14.6 million for the three months ended March 31, 2007 was primarily attributable to the net loss adjusted for non-cash items including stock-based compensation expense, depreciation and amortization, and decreases in our non-cash working capital. Items in our working capital changes in the first quarter of 2007 included primarily an increase in other accrued liabilities due to our liability for reimbursing current and former non-executive employees for Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.
     Investing Activities
     Cash provided by investing activities of approximately $44.6 million for the three months ended March 31, 2008 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $162.3 million, of which only $97.2 million was reinvested in available-for-sale marketable securities. In addition, we increased restricted cash investments for the amount of the shareholder class action proposed settlement. We also purchased $1.7 million of property and equipment, primarily computer software licenses.
     Cash used in investing activities for the three months ended March 31, 2007 primarily consisted of purchases of available-for-sale investments of $152.0 million, offset by proceeds from the maturities of available-for-sale investments of $127.1 million.
     Financing Activities
     Cash used in financing activities was $25.5 million for the three months ended March 31, 2008. We used more cash under the stock repurchase program than we received from stock option exercises during the period. See “Share Repurchase Program,” below, for further discussion of our stock repurchase activities. We also made payments under installment payment plans used to acquire software license agreements. During the three months ended March 31, 2008, proceeds from employee stock option exercises totaled approximately $4.8 million. Of this amount, $0.6 million was received during the quarter and $4.2 million (included in prepaid and other assets as of March 31, 2008) was received in April 2008.
     We did not engage in any stock-related financing activities for the three months ended March 31, 2007 primarily due to the stock option investigation and restatement, during which time we suspended our common stock repurchase program and suspended employee stock option exercises and purchases under our employee stock purchase plan. We used approximately $3.9 million to make payments under installment payment arrangements.
     We currently anticipate that existing cash and cash equivalent balances and cash flows will be adequate to meet our cash needs for at least the next 12 months. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
Contractual Obligations
     On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. We elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, we repurchased a total of $140.0 million face value of the outstanding convertible notes in 2005. The convertible notes outstanding and payable as of March 31, 2008 are $160.0 million and are classified as a non-current liability in the accompanying condensed consolidated balance sheets.
     As of March 31, 2008, our material contractual obligations are:

	Payments Due by Year
		Remainder
	Total	of 2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Contractual obligations(1)
Operating leases	$18,742	$5,427	$6,357	$5,735	$667	$556	$—
Convertible notes	160,000	—	—	160,000	—	—	—
Purchased software license agreements(2)	2,013	1,506	507	—	—	—	—

Total	$180,755	$6,933	$6,864	$165,735	$667	$556	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48 of approximately $14.2 million, including $8.6 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $3.0 million in long-term income taxes payable, as of March 31, 2008. As noted below, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms greater than one year. The above table summarizes those contractual obligations as of March 31, 2008, which are also included on our condensed consolidated balance sheets under current and other long-term liabilities.
Share Repurchase Program
     In October 2001, our Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. During the three months ended March 31, 2008, we repurchased approximately 1.4 million shares with an aggregate value of $24.9 million. As of March 31, 2008, we had repurchased a cumulative total of approximately 14.6 million shares of our Common Stock since the commencement of this program. As of March 31, 2008, there remained an outstanding authorization to repurchase approximately 4.4 million shares of our outstanding Common Stock.
     We record stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” we record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the quarter ended March 31, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $23.1 million was recorded as an increase to accumulated deficit for the quarter ended March 31, 2008. During the quarter ended March 31, 2007, we did not repurchase any Common Stock.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2)

litigation, (3) income taxes and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     See Note 2 “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements.
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
     We invest our cash equivalents and short-term marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Repurchase Agreements, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2008, we had an investment portfolio of fixed income marketable securities of $378.5 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of March 31, 2008, the fair value of the portfolio would decline by approximately $0.8 million. Actual results may differ materially from this sensitivity analysis.
     We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of small business development offices in any one country and one design center in India. We monitor our foreign currency exposure; however, as of March 31, 2008, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
     The table below summarizes the book value, fair value, unrealized gains and related weighted average interest rates for our marketable securities portfolio as of March 31, 2008 and December 31, 2007.

	March 31, 2008
				Weighted
			Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gain, net	Return
Money Market Funds	$93,903	$93,903	$—	3.30%
Municipal Bonds and Notes	5,085	5,045	40	4.40%
U.S. Government Bonds and Notes	112,778	112,262	516	3.92%
Commercial Paper	166,758	166,386	372	3.89%

Total cash equivalents and marketable securities	378,524	377,596	928
Cash	3,502	3,502	—

Total cash, cash equivalents and marketable securities	$382,026	$381,098	$928

	December 31, 2007
				Weighted
			Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gain, net	Return
Money Market Funds	$104,836	$104,836	$—	4.82%
Municipal Bonds and Notes	3,008	3,000	8	4.81%
U.S. Government Bonds and Notes	108,660	108,568	92	4.39%
Commercial Paper	219,734	219,668	66	4.90%

Total cash equivalents and marketable securities	436,238	436,072	166
Cash	4,644	4,644	—

Total cash, cash equivalents and marketable securities	$440,882	$440,716	$166

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our CEO and CFO. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal control over financial reporting.
     Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because of the material weakness in our internal control over financial reporting described under “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (and summarized below), which the Company is still in the process of remediating.
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
     Based on this material weakness, our management, including our CEO and CFO have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by the COSO.
     We have undertaken the remedial actions described below and in connection with the preparation of this Quarterly Report, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Quarterly Report are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.
Implemented or Planned Remedial Actions of the Material Weakness
     In response to the identification of the material weakness described above, management has initiated the following corrective actions:
•	During the quarter ended December 31, 2007, we hired a new VP of Finance, with experience in public accounting as well as in senior accounting roles in a public company, who will oversee all of our accounting functions.

•	During the quarter ended December 31, 2007 and prior to filing the financial statements, we hired two Assistant Corporate Controllers; one to oversee revenue recognition and financial systems and the other to oversee external reporting. We have also hired a General Ledger and Consolidations Manager.

•	During the quarter ended December 31, 2007, we required all of our finance, accounting and stock administration staff to attend training in various areas of U.S. generally accepted accounting principles. In this regard, members of our finance, accounting and operations departments have attended revenue recognition, SEC reporting and stock administration training in the fourth quarter of 2007.

•	We have on-going efforts to improve communications between finance personnel responsible for completing reviews of our accrual accounts and operations personnel responsible for the execution of the work on those transactions and have instituted quarterly close meetings involving finance and operations personnel; and

•	We are continuing our efforts to review our internal control over financial reporting with the intent to automate previously manual processes specifically in the areas of legal billing administration.
     Additionally, management is investing in on-going efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.
Changes in Internal Control Over Financial Reporting
     There have been changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as described above in the section, “Implemented or Planned Remedial Actions of the Material Weakness”.
     Limitation on Effectiveness of Controls
     Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.
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

     If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three months ended March 31, 2008 and 2007, research and development expenses were $21.5 million and $23.4 million, respectively, including stock-compensation of approximately $3.9 million and $3.4 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.
     Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenues may decrease substantially.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 67% and 69% of our revenues for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, revenues from Elpida, Fujitsu and Sony each accounted for 10% or more of our total revenues. For the three months ended March 31, 2007, revenues from Fujitsu, Qimonda and Elpida each accounted for 10% or more of total revenues. We may continue to experience significant revenue concentration for the foreseeable future.
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
     The realization of our net deferred tax assets of approximately $133.2 million as of March 31, 2008 is solely dependent on our ability to generate sufficient future taxable income during periods before the expiration of tax statutes. Forecasted income is based on assumptions about current trends in operations and future litigation outcomes or expected settlements, and there can be no assurance that such results will be achieved. We review such forecasts in comparison with actual results and expected trends at least quarterly for the purpose of realizability assessment. If we determine that we will have insufficient future taxable income to fully realize the net deferred tax assets, we will record a valuation allowance by a charge to income tax expense.
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
     For the three months ended March 31, 2008 and 2007, royalties accounted for 83% and 87%, respectively, of our total revenues, and we believe that royalties will continue to represent a majority of total revenues for the foreseeable future. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectibility is assured. As a result of these uncertainties and effects being outside of our control, royalty revenues are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.
A substantial portion of our revenues is derived from sources outside of the United States and these revenues and our business generally are subject to risks related to international operations that are often beyond our control.
     For the three months ended March 31, 2008 and 2007, revenues from our sales to international customers constituted approximately 83% and 87% of our total revenues, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenues derived from international sources will continue to represent a significant portion of our total revenues.
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
We have been named as a party to several lawsuits arising from matters relating to our stock option investigation which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.
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
     Additionally, several securities fraud class actions and individual lawsuits were filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal securities laws by filing documents with the SEC containing false statements regarding our accounting treatment of the stock option granting actions under investigation. The individual lawsuits allege not only federal and state securities law violations, but also state law claims for fraud and breach of fiduciary duty. The class actions have been consolidated into a single proceeding. On September 7, 2007, the parties to this class action proceeding advised the court that they had reached a settlement in principle of the litigation. The settlement, which is subject to final approval by the court, provides for a payment of $18.3 million, which we paid into a settlement fund in March 2008, for a dismissal with prejudice of all claims against all defendants. A final fairness hearing is scheduled to occur in May 2008. If the settlement becomes final, it would lead to a dismissal with prejudice of all claims against all defendants in the consolidated class action litigation. For more information about the litigation described above, see Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
     There can be no assurance that further lawsuits by parties who allege they suffered injury as a consequence of our past stock option granting practices will not be filed in the future. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation will exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in the litigation related to our past stock option granting practices could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our Common Stock.
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

     A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the convertible notes under such instruments and in some cases acceleration of any future debt under instruments that may contain cross-default or cross-acceleration provisions. Any required repayment of the convertible notes as a result of an acceleration would lower our current cash on hand such that we would not have those funds available for the use in our business.
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
     Our certificate of incorporation, our bylaws, our stockholder rights plan and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our Common Stock. Among these provisions are:
•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of Common Stock;

•	our board of directors is staggered into two classes, only one of which is elected at each annual meeting;

•	stockholder action by written consent is prohibited;

•	nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements;

•	certain provisions in our bylaws and certificate of incorporation such as notice to stockholders, the ability to call a stockholder meeting, advanced notice requirements and the stockholders acting by written consent may only be amended with the approval of stockholders holding 66 2 / 3 % of our outstanding voting stock;

•	the ability of our stockholders to call special meetings of stockholders is prohibited; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.
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
     We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding certain cases that are active as of the date of this report.
     There can be no assurance that any or all of the opposing parties will not succeed, either at the trial or appellate level, with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results, or otherwise avoid or delay paying royalties for the use of our patented technology. Moreover, there is a risk that if one party prevails against us, other parties could use the adverse result to defeat or limit our claims against them; conversely, there can be no assurance that if we prevail against one party, we will succeed against other parties on similar claims, defenses, or counterclaims. In addition, there is the risk that the pending litigations and other circumstances may cause us to accept less than what we now believe to be fair consideration in settlement. Among other things, there can be no assurance that we will succeed in negotiating future settlements or licenses on terms better than those extended in our Infineon settlement. There can be no assurances that the circumstances under which we negotiated our Infineon settlement will turn out to be significantly different from the circumstances of future cases and future settlements, although we currently believe that significant differences do exist.
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
     In addition to private litigations, we are involved in proceedings brought against us by one or more government agencies and we may become involved in future proceedings by other government agencies. The FTC brought an administrative action against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our membership in JEDEC while it established SDRAM standards and that we, therefore, should be precluded from enforcing certain of our intellectual property rights in patents with a priority date prior to June 1996. See Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the FTC action. At the conclusion of this proceeding, the FTC found that our conduct at JEDEC was improper and issued an order on February 2, 2007, that, among other things, limits the royalty rates we may charge to license certain patents that cover certain JEDEC-compliant SDR and DDR SDRAM memory and controller products sold after April 12, 2007. Although we obtained a partial stay of the remedy order pending our appeal of the FTC decision, the FTC’s adverse decision and remedy order has already impaired our ability to enforce or license our patents or collect royalties from existing or potential licensees. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Royalty Revenues — Patent Licenses” for a discussion of the terms of the FTC order. However, on April 22, 2008, the U.S. Court of Appeals for the DC Circuit overturned the FTC decisions regarding Rambus, and remanded the matter back to the FTC for further proceedings consistent with the Court’s opinion. Additionally, the European Commission has instituted similar proceedings against us but has not yet issued a decision. These proceedings, or one by any other governmental agency, have already resulted in and may result in further adverse determination against us or in other outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenues to decline substantially.
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
     On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda. The settlement and license agreement, among other things, requires Qimonda to pay to us aggregate royalties of $50.0 million in quarterly installments of approximately $5.85 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional royalty payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payment decreased to $3.2 million in the fourth quarter of 2007, and has ceased as of the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers. We may not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations under the settlement and license agreement to pay to us additional royalty payments, thereby reducing the value of the settlement and license agreement to us.
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

RAMBUS INC.
Date: May 2, 2008	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3(3)	Amended and Restated Bylaws of Registrant dated November 13, 2007.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 10-K filed on February 29, 2008.