Form 10-Q
period 2008-06-30
RAMBUS INC
filed 2008-08-04
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 105,017,169 as of June 30, 2008.

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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except shares
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$131,792	$119,391
Marketable securities	262,386	321,491
Accounts receivable	2,050	442
Unbilled receivables	134	1,478
Prepaids and other current assets	8,746	8,349
Deferred taxes	233	11,595

Total current assets	405,341	462,746
Restricted cash	2,412	2,286
Deferred taxes, long-term	2,577	116,209
Intangible assets, net	11,028	13,441
Property and equipment, net	26,111	24,587
Goodwill	4,454	4,454
Other assets	5,350	3,624

Total assets	$457,273	$627,347

LIABILITIES
Current liabilities:
Accounts payable	$8,933	$11,283
Accrued salaries and benefits	6,070	9,985
Accrued litigation expenses	11,743	26,234
Income taxes payable	846	834
Other accrued liabilities	7,369	5,060
Deferred revenue	2,467	2,756

Total current liabilities	37,428	56,152
Deferred revenue, less current portion	57	—
Convertible notes	160,000	160,000
Long-term income taxes payable	2,992	2,917
Other long-term liabilities	1,031	1,194

Total liabilities	201,508	220,263

Commitments and contingencies (Note 7 and 13)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 105,017,169 shares at June 30, 2008 and 105,294,534 shares at December 31, 2007	105	105
Additional paid-in capital	631,629	601,821
Accumulated deficit	(375,400)	(194,966)
Accumulated other comprehensive (loss) income	(569)	124

Total stockholders’ equity	255,765	407,084

Total liabilities and stockholders’ equity	$457,273	$627,347

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenue:
Royalties	$32,288	$39,190	$65,381	$82,936
Contract revenue	3,427	8,353	10,072	14,757

Total revenue	35,715	47,543	75,453	97,693

Costs and expenses:
Cost of contract revenue*	6,567	6,882	13,800	13,097
Research and development*	20,035	18,597	41,537	42,027
Marketing, general and administrative*	23,768	24,778	57,089	49,743
Costs of restatement and related legal activities	2,260	7,453	3,172	14,462

Total costs and expenses	52,630	57,710	115,598	119,329

Operating loss	(16,915)	(10,167)	(40,145)	(21,636)
Interest and other income, net	2,908	5,657	7,503	10,851

Loss before income taxes	(14,007)	(4,510)	(32,642)	(10,785)
Provision for (benefit from) income taxes (Note 9)	130,657	(1,790)	124,656	(4,177)

Net loss	$(144,664)	$(2,720)	$(157,298)	$(6,608)

Net loss per share:
Basic	$(1.38)	$(0.03)	$(1.50)	$(0.06)

Diluted	$(1.38)	$(0.03)	$(1.50)	$(0.06)

Weighted average shares used in per share calculation
Basic	104,804	103,820	104,743	103,820

Diluted	104,804	103,820	104,743	103,820

* Includes stock-based compensation:
Cost of contract revenue	$1,365	$1,645	$3,283	$2,736
Research and development	$3,767	$3,248	$7,671	$6,631
Marketing, general and administrative	$3,821	$5,431	$8,528	$10,374
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(157,298)	$(6,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	19,482	19,741
Depreciation	5,537	5,853
Amortization of intangible assets	2,713	2,640
Deferred tax provision (benefit)	124,315	(5,131)
Loss on disposal of property and equipment	10	—
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable and unbilled receivables	(264)	(811)
Prepaids and other assets	(1,246)	(7,425)
Accounts payable	(2,639)	10,786
Accrued salaries and benefits and other accrued liabilities	(2,965)	(5,777)
Accrued litigation expenses	(14,491)	1,141
Income taxes payable	87	3,451
Increases in deferred revenue	5,257	12,252
Decreases in deferred revenue	(5,489)	(14,757)

Net cash provided by (used in) operating activities	(26,991)	15,355

Cash flows from investing activities:
Purchases of property and equipment	(5,512)	(5,589)
Acquisition of intangible assets	(300)	—
Purchases of marketable securities	(246,479)	(377,426)
Maturities of or proceeds from the sale of marketable securities	305,139	386,302
Cash paid for acquisition of business	—	(655)
Increase in restricted cash	(126)	(12)

Net cash provided by investing activities	52,722	2,620

Cash flows from financing activities:
Payments under installment payment arrangement	(1,250)	(4,250)
Proceeds received from issuance of common stock under employee stock plans	12,781	—
Repurchase and retirement of common stock	(24,921)	—

Net cash used in financing activities	(13,390)	(4,250)

Effect of exchange rates on cash and cash equivalents	60	32

Net increase in cash and cash equivalents	12,401	13,757
Cash and cash equivalents at beginning of period	119,391	73,304

Cash and cash equivalents at end of period	$131,792	$87,061

Supplemental disclosure of cash flow information:
Property and equipment received and accrued in accounts payable and other accrued liabilities	$2,367	$340
Proceeds receivable from issuance of common stock under employee stock plans	$28	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Rambus Inc. (“Rambus” or the “Company”) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Investments in entities with less than 20% ownership and in which Rambus does not have the ability to significantly influence the operations of the investee are being accounted for using the cost method and are included in other assets.
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
     We have reclassified certain prior year balances to conform to the current year’s presentation. None of these reclassifications had an impact on reported net loss for any of the periods presented.
2. Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of General Accepted Accounting Principle.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles.” The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on its financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This Statement replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
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
     Rambus’ revenue consist of royalty revenue and contract revenue generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenue consist of patent license and product license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ chip interface products into its customers’ products. Contract revenue may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller’s customer for use of Rambus’ patent and product licenses. Rambus does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. Rambus does not pay commissions to the reseller for these arrangements.
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
Royalty Revenue
     Rambus recognizes royalty revenue upon notification by its licensees. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. From time to time, Rambus engages accounting firms other than its independent registered public accounting firm to perform, on Rambus’ behalf, periodic audits of some of the licensee’s reports of royalties to Rambus and any adjustment resulting from such royalty audits is recorded in the period such adjustment is determined. Rambus has two types of royalty revenue: (1) patent license royalties and (2) product license royalties.
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
     On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties Rambus can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). Amounts in excess of MAR that are subject to the order are excluded from revenue. As of June 30, 2008, $5.2 million has been excluded from revenue, including $1.3 million in the quarter ended June 30, 2008. On April 22, 2008, the United States Court of Appeals for the District of Columbia (the “CADC”) overturned the FTC decision and remanded the matter back to the FTC for further proceedings consistent with the Court’s opinion. The CADC’s order vacating the FTC’s order has not yet been issued. The Company will continue to defer revenue in accordance with the FTC’s order so long as it remains in effect (see Note 13 “Litigation and Asserted Claims”).
Contract Revenue
     Rambus generally recognizes revenue in accordance with the provisions of SOP 81-1 for development contracts related to licenses of its chip interface products, such as XDR and FlexIO that involve significant engineering and integration services. Revenue derived from such license and engineering services is recognized using the completed contract or percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon contract costs incurred. Prior to the first quarter of 2008, Rambus determined progress to completion using labor-hours incurred. The change to input measures better reflects the overall gross margin over the life of the contract. This change did not have a significant impact on the Company’s results of operations. Rambus has evaluated use of output measures versus input measures and has determined that its output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.
     A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If Rambus determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project were longer than the original assumptions, the contract fees will be recognized over a longer period.
     In certain periods, the estimated cost of contract revenue may exceed contract revenue that do not factor in the expected stream of future royalty payments. This can be further impacted by timing of expensing of pre-contract costs as research and development expenses and expensing of completed contract costs where the realizability of an asset is uncertain. As of June 30, 2008, the Company has accrued approximately $1.8 million related to estimated loss contracts. These expenses were recognized in cost of contract revenue during the quarter when such loss was determined.
     If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, the Company will recognize the revenue and record an unbilled receivable. Amounts invoiced to Rambus’ customers in excess of recognizable revenue are recorded as deferred revenue. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or unbilled receivables in any given period.
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
     Rambus also recognizes revenue in accordance with SOP 97-2, SOP 98-4 and SOP 98-9 for development contracts related to licenses of its chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. Rambus’ rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, the Company does not have a sufficient population of contracts from which to derive vendor specific objective evidence for each of the elements.
     Therefore, as required by SOP 97-2, after Rambus delivers the product, if the only undelivered element is PCS, Rambus will recognize all revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. Rambus reviews assumptions regarding the PCS periods on a regular basis. If Rambus determines that it is necessary to revise the estimates of the support periods, the total amount of revenue to be recognized over the life of the contract would not be affected. However, if the new estimated periods were shorter than the original assumptions, the contract fees would be recognized ratably over a shorter period. Conversely, if the new estimated periods were longer than the original assumptions, the contract fees would be recognized ratably over a longer period.
4. Comprehensive Loss
     Rambus’ comprehensive loss consists of its net loss plus other comprehensive income (loss) consisting of foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of taxes.
     The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net loss	$(144,664)	$(2,720)	$(157,298)	$(6,608)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(85)	10	60	32
Unrealized gain (loss) on marketable securities, net of tax	(1,208)	71	(753)	319

Other comprehensive income (loss)	(1,293)	81	(693)	351

Total comprehensive loss	$(145,957)	$(2,639)	$(157,991)	$(6,257)

     As a result of providing a full valuation allowance of the net deferred tax assets in the U.S., the Company reversed $0.5 million previously recorded in other comprehensive income (loss) during the quarter ended June 30, 2008.
5. Stock-Based Compensation and Employee Stock Plans
     For the six months ended June 30, 2008 and 2007, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
     Stock Options: During the three and six months ended June 30, 2008, Rambus granted 91,930 and 1,763,890 stock options, respectively, with an estimated total grant-date fair value of $1.3 million and $20.1 million, respectively. During the three and six months ended June 30, 2008, Rambus recorded stock-based compensation related to stock options of $8.1 million and $17.3 million, respectively.

     During the three and six months ended June 30, 2007, Rambus granted 62,350 and 2,759,450 stock options, respectively, with an estimated total grant-date fair value of $0.7 million and $34.3 million, respectively. During the three and six months ended June 30, 2007, Rambus recorded stock-based compensation expense related to stock options of $9.7 million and $18.6 million, respectively, for all unvested options granted, including the modification charge for the extension of expiring options discussed below.
     The effect of recording stock-based compensation for the three and six months ended June 30, 2007 includes a charge resulting from the Company’s modifying the terms of 88 and 105 grants, respectively, by offering an extension of time to exercise. An additional charge was taken during the six month period to extend the time of the extension of the 59 grants previously extended in 2006. The total modification charge was $0.8 million and $2.8 million during the three and six months ended June 30, 2007, respectively.
     The total intrinsic value of options exercised was $4.7 million and $10.2 million for the three and six months ended June 30, 2008, respectively. There were no option exercises in the first six months of 2007. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
     During the six months ended June 30, 2008, proceeds from employee stock option exercises totaled approximately $10.3 million.
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the six months ended June 30, 2008 and 2007 calculated in accordance with SFAS No. 123(R).
Valuation Assumptions
     The fair value of stock awards is estimated as of the grant date using the Black-Scholes Merton option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

	Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock Option Plans
Expected stock price volatility	66%	53%-61%	63-66%	53%-69%
Risk free interest rate	3.0%	4.6%-4.9%	3.0-3.1%	4.5%-4.9%
Expected term (in years)	5.3	6.2	5.3	6.2
Weighted-average fair value of stock options granted	$13.64	$11.74	$11.41	$12.43

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007(1)	2008	2007(1)

Employee Stock Purchase Plan
Expected stock price volatility	58%	—	58%	—
Risk free interest rate	1.7%	—	1.7%	—
Expected term (in years)	0.5	—	0.5	—
Weighted-average fair value of purchase rights granted under the purchase plan	$7.41	—	$7.41	—

(1)	No grants were made under the employee stock purchase plan in the three and six months ended June 30 2007.
     In the first quarter of 2008, the Company changed its methodology for determining estimated expected term for employee stock options from the Monte Carlo simulation model to observed historical exercise patterns. The change in methodology resulted from an analysis of observed historical exercise patterns which better approximates the actual expected term. The impact of this change was not significant to the Company’s results from operations.
     See Note 9 “Income Taxes” for additional information related to tax effects of stock-based compensation.

Summary of shares available for grant under stock option plans
     As of June 30, 2008, 2,735,293 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.
     A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant
Shares available as of December 31, 2007	4,589,131
Stock options granted	(1,763,890)
Stock options forfeited	475,159
Stock options expired under former plans	(269,607)
Nonvested equity stock and stock units granted (1)	(295,500)

Total available for grant as of June 30, 2008	2,735,293

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
General Stock Option Information
     The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the six months ended June 30, 2008 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2008.

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2007	18,750,738	$20.17
Options granted	1,763,890	20.00
Options exercised	(905,338)	11.40
Options forfeited	(475,159)	19.90

Outstanding as of June 30, 2008	19,134,131	20.57	5.77	$66,899

Vested or expected to vest at June 30, 2008	17,457,514	21.21	5.73	56,062
Options exercisable at June 30, 2008	11,228,628	21.40	4.51	49,851
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2008, based on the $19.07 closing stock price of Rambus’ Common Stock on June 30, 2008 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2008 was 11,131,262 and 7,314,478 respectively.
     As of June 30, 2008, there was $64.7 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of options vested as of June 30, 2008 was $211.4 million.
Employee Stock Purchase Plans
     Under the 2006 Employee Stock Purchase Plan, the Company issued 146,633 shares at a price of $16.77 per share during the six months ended June 30, 2008. No purchases were made under the Employee Stock Purchase Plans during the six months ended June 30, 2007. As of June 30, 2008, 1,453,367 shares under the 2006 Purchase Plan remain available for issuance. As of June 30, 2008, there was $0.7 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Employee Stock Purchase Plan. That cost is expected to be recognized over four months.

Nonvested Equity Stock and Stock Units
     For the six months ended June 30, 2008, Rambus granted nonvested equity stock units to certain officers and employees, totaling 197,000 shares. These nonvested equity stock units have a service condition, generally a service period of four years. Included in the 2008 grants are 48,000 nonvested equity stock units which were granted to our chief executive officer with vesting subject to the achievement of certain performance conditions related to revenue goals and other factors. For the six months ended June 30, 2008, the Company has not recognized any compensation expense for these performance equity stock units granted to our chief executive officer since the Company does not currently believe that the performance conditions will be met. During the quarter ended June 30, 2008, the Company updated the estimated forfeiture rate for all other nonvested equity stock units based on management’s future expectations. The change in estimated forfeiture rate was not significant to the quarter. All of these nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.0 million.
     For the three and six months ended June 30, 2008, Rambus recorded stock-based compensation expense of approximately $0.4 million and $1.2 million, respectively, related to all outstanding unvested equity stock grants. For the three and six months ended June 30, 2007, Rambus recorded stock-based compensation expense of approximately $0.4 million and $0.8 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $6.4 million at June 30, 2008.
     The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2008:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value
Nonvested at December 31, 2007	244,177	$21.41
Granted	197,000	20.15
Vested	(59,177)	20.26

Nonvested at June 30, 2008	382,000	$20.94

Contingent Unvested Options
     As of December 31, 2007, there were 635,348 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM 850E chipsets. Intel has since phased out the 850E chipset and as a result the unvested options will never vest. The impact of the unvested options has been excluded from the calculation of net loss per share. During the six months ended June 30, 2008, 29,500 contingent unvested options were forfeited. The forfeitures of the contingent unvested options are included in the forfeitures in the table summarizing stock option activity.
     As of June 30, 2008, there were 605,848 contingent unvested options, none of which are expected to vest.
6. Marketable Securities
     Rambus invests its excess cash primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, and municipal notes and bonds that mature within three years.
     All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	June 30, 2008
				Weighted
			Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gain (Loss), net	Return
Money Market Funds	$97,926	$97,926	$—	2.45%
Municipal Bonds and Notes	3,051	3,045	6	3.82%
U.S. Government Bonds and Notes	185,760	185,858	(98)	3.10%
Corporate Notes, Bonds, and Commercial Paper	103,510	103,698	(188)	3.09%

Total cash equivalents and marketable securities	390,247	390,527	(280)
Cash	3,931	3,931	—

Total cash, cash equivalents and marketable securities	$394,178	$394,458	$(280)

	December 31, 2007
				Weighted
			Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gain, net	Return
Money Market Funds	$104,836	$104,836	$—	4.82%
Municipal Bonds and Notes	3,008	3,000	8	4.81%
U.S. Government Bonds and Notes	108,660	108,568	92	4.39%
Corporate Notes, Bonds, and Commercial Paper	219,734	219,668	66	4.90%

Total cash equivalents and marketable securities	436,238	436,072	166
Cash	4,644	4,644	—

Total cash, cash equivalents and marketable securities	$440,882	$440,716	$166

     Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Cash equivalents	$127,861	$114,747
Short term marketable securities	262,386	321,491
Total cash equivalents and marketable securities	390,247	436,238
Cash	3,931	4,644
Total cash, cash equivalents and marketable securities	$394,178	$440,882

     The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain (loss) at June 30, 2008 and December 31, 2007 are as follows:

	As of		Unrealized Gain (Loss), net
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
	(In thousands)
Contractual maturity:
Due within one year	$230,851	$361,974	$(91)	$27
Due from one year through three years	159,396	74,264	(189)	139

	$390,247	$436,238	$(280)	$166

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
7. Commitments and Contingencies
     On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. Rambus elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, Rambus repurchased a total of $140.0 million face value of the outstanding convertible notes in 2005. The convertible notes outstanding as of June 30, 2008 are $160.0 million and are classified as a non-current liability in the accompanying condensed consolidated balance sheets.

     As of June 30, 2008, Rambus’ material contractual obligations are:

	Payment Due by Year
		Remainder of
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Contractual obligations(1)
Operating leases	$17,775	$4,267	$6,583	$5,785	$622	$518	$—
Convertible notes	160,000	—	—	160,000	—	—	—
Purchased software license agreements(2)	1,547	1,040	507	—	—	—	—

Total	$179,322	$5,307	$7,090	$165,785	$622	$518	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FASB Interpretation No. (“FIN”) 48 of approximately $14.3 million, including $11.4 million recorded as a reduction of long-term deferred tax assets and $2.9 million in long-term income taxes payable, as of June 30, 2008. As noted below in Note 9, “Income Taxes”, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms greater than one year. The above table summarizes those contractual obligations as of June 30, 2008, which are also included on Rambus’ condensed consolidated balance sheets under current and other long-term liabilities.
     Rent expense was approximately $1.7 million and $3.5 million for the three and six months ended June 30, 2008, respectively. Rent expense was approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2007, respectively.
     Deferred rent, included primarily in other long-term liabilities, was approximately $1.3 million and $1.5 million as of June 30, 2008 and December 31, 2007, respectively.
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
      Indemnifications
     Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of June 30, 2008 or December 31, 2007.
     Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers. As of June 30, 2008, the Company had made payments of approximately $6.4 million on their behalf, including $0.3 million in the quarter ended June 30, 2008. As of June 30, 2007, the Company had made payments of approximately $4.4 million on their behalf, including $2.1 million in the quarter ended June 30, 2007. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

     Warranties
     Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of June 30, 2008 or December 31, 2007, respectively. Rambus assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.
8. Stockholders’ Equity
Share Repurchase Program
     In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. During the six months ended June 30, 2008, the Company repurchased approximately 1.4 million shares with an aggregate value of $24.9 million. As of June 30, 2008, Rambus had repurchased a cumulative total of approximately 14.6 million shares of its Common Stock since the commencement of this program. As of June 30, 2008, there remained an outstanding authorization to repurchase approximately 4.4 million shares of Rambus’ outstanding Common Stock. For the three months ended June 30, 2008, no shares were repurchased.
     Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the six months ended June 30, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $23.1 million was recorded as an increase to accumulated deficit for the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company did not repurchase any Common Stock.
9. Income Taxes
     The effective tax rate for the quarter ended June 30, 2008 was 932.8% which is higher than the U.S. statutory tax rate applied to the Company’s net loss primarily due to the establishment of a full valuation allowance on our U.S. net deferred tax assets. The effective tax rate for the quarter ended June 30, 2007 was 39.7% which was higher than the U.S. statutory tax rate applied to the Company’s net loss primarily due to research and development tax credits, non-deductible stock-based compensation expense related to our executives and other employees, state income taxes and foreign income taxes.
     As of June 30, 2008, the Company’s condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $141.4 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities.
     For the quarter ended June 30, 2008, the Company recorded a non-cash income tax provision of $130.5 million to establish a valuation allowance to fully reserve previously recorded net tax benefits generated from pre-tax losses in the U.S. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. As previously disclosed in the Company’s 2007 Form 10-K for the year ended December 31, 2007, the Company’s forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) the Company’s ability to achieve its forecasted revenue, (2) its ability to effectively manage its expenses in line with its forecasted revenue and (3) general trends in the semiconductor industry.
     The Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance during the quarter ended June 30, 2008 due to the existence of three years of historical cumulative losses and a revised forecast that projected future losses from operations in the U.S., which the Company considered significant verifiable negative evidence. Though considered positive evidence, projected income from favorable patent litigation and related settlements were not included in the determination for the valuation allowance due to the Company’s inability to reliably estimate the timing and amounts of such settlements. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

     Rambus maintains liabilities for uncertain tax benefits within its non-current income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
     As of June 30, 2008, the Company had $14.3 million of unrecognized tax benefits, including $11.4 million recorded as a reduction of long-term deferred tax assets and $2.9 million in long-term income taxes payable. If recognized, approximately $0.5 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2007, the Company had $14.0 million of unrecognized tax benefits, including $8.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $2.9 million in long-term income taxes payable.
     Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2007 and June 30, 2008, an insignificant amount of interest and penalties are included in long-term income taxes payable.
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

     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(144,664)	$(2,720)	$(157,298)	$(6,608)

Denominator:
Weighted average shares used to compute basic EPS	104,804	103,820	104,743	103,820
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—	—	—

Weighted average shares used to compute diluted EPS	104,804	103,820	104,743	103,820

Net loss per share:
Basic	$(1.38)	$(0.03)	$(1.50)	$(0.06)
Diluted	$(1.38)	$(0.03)	$(1.50)	$(0.06)
     For the three and six months ended June 30, 2008 and 2007, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during these periods. For the three months ended June 30, 2008 and 2007, options to purchase approximately 9.9 million and 10.0 million shares, respectively, and for the six months ended June 30, 2008 and 2007, options to purchase approximately 10.4 million and 10.9 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three and six months ended June 30, 2008, an additional 3.9 million and 3.6 million shares, respectively, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.
11. Business Segments, Exports and Major Customers
     Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Three customers accounted for 19%, 17% and 12%, respectively, of revenue in the three months ended June 30, 2008. Three customers accounted for 21%, 16% and 14%, respectively, of revenue in the three months ended June 30, 2007. Three customers accounted for 18%, 18% and 13%, respectively, of revenue in the six months ended June 30, 2008. Three customers accounted for 23%, 15% and 14%, respectively, of revenue in the six months ended June 30, 2007. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.

     Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenue from customers in the following geographic regions were recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Japan	$29,579	$32,185	$60,561	$68,366
North America	5,813	7,521	12,661	13,861
Taiwan	180	50	521	150
Korea	56	62	439	486
Singapore	75	—	174	—
Europe	12	7,725	1,097	14,830

	$35,715	$47,543	$75,453	$97,693

     Revenue is attributed to individual countries according to the countries in which the licensees are headquartered. At June 30, 2008, of the $26.1 million of total long-lived assets, approximately $22.3 million are located in the United States, $3.1 million are located in India and $0.7 million are located in other foreign locations. At December 31, 2007, of the $24.6 million of total long-lived assets, approximately $20.2 million were located in the United States, $3.6 million were located in India and $0.8 million were located in other foreign locations.
12. Amortizable Intangible Assets
     The components of the Company’s intangible assets as of June 30, 2008 and December 31, 2007 were as follows:

	As of June 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$9,941	$(4,945)	$4,996
Intellectual property	10,384	(9,098)	1,286
Customer contracts and contractual relationships	8,000	(3,788)	4,212
Existing technology	2,700	(2,166)	534
Non-competition agreement	100	(100)	—

Total intangible assets	$31,125	$(20,097)	$11,028

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$9,941	$(4,363)	$5,578
Intellectual property	10,084	(7,759)	2,325
Customer contracts and contractual relationships	8,000	(3,344)	4,656
Existing technology	2,700	(1,828)	872
Non-competition agreement	100	(90)	10

Total intangible assets	$30,825	$(17,384)	$13,441

     Amortization expense for intangible assets for the three and six months ended June 30, 2008 was $1.3 million and $2.7 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2007 was $1.3 million and $2.6 million, respectively.
     The estimated future amortization expense of intangible assets as of June 30, 2008 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2008 (remaining 6 months)	$1,793
2009	3,108
2010	1,921
2011	1,593
2012	1,321
Thereafter	1,292

$11,028

     The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition dates. The value of the agreements, along with interviews and management’s estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenue, operating expenses and income taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market.
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
     The second phase of the Hynix-Rambus trial — on patent infringement, validity and damages — began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims were invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. On July 17, 2006, the court granted Hynix’s motion for a new trial on the issue of damages unless Rambus agreed to a reduction of the total jury award to approximately $134 million. The court found that the record supported a maximum royalty rate of 1% for SDR SDRAM and 4.25% for DDR SDRAM, which the court applied to the stipulated U.S. sales of infringing Hynix products through December 31, 2005. On July 27, 2006, Rambus elected remittitur of the jury’s award to approximately $134 million. On June 24, 2008, the court heard oral argument on Rambus’ motion to supplement the damages award and for equitable relief related to Hynix’s infringement of Rambus patents. No opinion has issued to date on Hynix’s post-trial motions for judgment as a matter of law and new trial on certain issues relating to validity and infringement, nor has any opinion issued to date on Rambus’ motions for equitable relief, supplemental damages, and prejudgment interest. Hynix filed a motion on July 7, 2008 to reduce the amount of remitted damages and any supplemental damages that the court may award, as well as to limit the products that could be affected by any injunction that the court may grant, on the grounds of patent exhaustion. Briefing on this motion is not yet complete and a hearing on this motion is set for August 29, 2008.
     The third phase of the Hynix-Rambus trial involved Hynix’s affirmative JEDEC-related antitrust and fraud allegations against Rambus. On April 24, 2007, the court ordered a coordinated trial of certain common JEDEC-related claims alleged by the manufacturer parties (i.e., Hynix, Micron, Nanya and Samsung) and defenses asserted by Rambus in Hynix v Rambus, Case No. C 00-20905 RMW, and three other cases pending before the same court (Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, each described in further detail below). On December 14, 2007, the court excused Samsung from the coordinated trial based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus by the court within six months following the conclusion of the coordinated trial. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya’s motion for new trial. The court has not yet ruled on their equitable claims and defenses.
     European Patent Infringement Case
     Beginning on September 4, 2000, Rambus filed suit against Hynix in multiple European jurisdictions for infringement of EP 0 525 068 (the “‘068 patent”). Rambus later filed a further infringement action against Hynix in Mannheim, Germany on a second patent, EP 1 022 642 (the “‘642 patent”). Both patents were opposed by Hynix, Micron, and Infineon in the European Patent Office (EPO). The ‘068 patent was revoked by an Appeal Board in 2004, and a hearing in the opposition with respect to the ‘642 patent has not yet been scheduled. On January 8, 2008, the Mannheim court issued an Order of Cost with respect to the ‘068 proceeding requiring Rambus to reimburse Hynix court fees in the amount of $0.6 million. This amount has since been paid.
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
     This case has been divided into three phases in the same general order as in the Hynix 00-20905 action: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. A bench trial on Micron’s unclean hands defense began on November 8, 2007 and concluded on November 15, 2007. The court ordered post-trial briefing on the issue of when Rambus became obligated to preserve documents because it anticipated litigation. A hearing on that issue was held on May 20, 2008. The matter was taken under submission, and no decision has issued to date. The court ordered further post-trial briefing on the remaining issues from the unclean hands trial, and scheduled a hearing on those issues for September 19, 2008.
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
     As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya’s motion for new trial. The court has not yet ruled on their equitable claims and defenses.
     In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied Hynix, Micron, Nanya, and Samsung’s (collectively, the “Manufacturers”) motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued a claim construction order relating to the Ware patents in suit on July 25, 2008, and denied Manufacturers’ motion for summary judgment of noninfringement of certain claims; the court also ordered further briefing on one of the disputed terms. One or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.
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
     As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial. That trial is currently scheduled to begin on September 22, 2008. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half- truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya’s motion for new trial. The court has not yet ruled on their equitable claims and defenses.
     In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued a claim construction order relating to the Ware patents in suit on July 25, 2008, and denied Manufacturers’ motion for summary judgment of noninfringement of certain claims; the court also ordered further briefing on one of the disputed terms. One or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.
     Samsung Litigation
     U.S District Court in the Northern District of California
     On June 6, 2005, Rambus filed a patent infringement suit against Samsung in the U.S. District Court in the Northern District of California alleging that Samsung’s SDRAM and DDR SDRAM parts infringe nine of Rambus’ patents. Samsung has denied Rambus’ claims and asserted counterclaims for non-infringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license, and breach of duty of good faith and fair dealing. Samsung has also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a former Samsung employee who allegedly misused proprietary Samsung information. Rambus has denied Samsung’s counterclaims.
     As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial. That trial is currently scheduled to begin on September 22, 2008. In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued a claim construction order relating to the Ware patents in suit on July 25, 2008, and denied Manufacturers’ motion for summary judgment of noninfringement of certain claims; the court also ordered further briefing on one of the disputed terms. One or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.
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

     Rambus filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (the “CAFC”) on August 16, 2006. Oral argument was heard on August 7, 2007. On April 29, 2008, the CAFC vacated the orders of the Virginia court denying Samsung’s application for attorney fees and entering findings with respect to the alleged spoliation of evidence. The CAFC held that the Virginia court’s findings with respect to alleged spoliation constituted an impermissible advisory opinion. The CAFC further held that Rambus’s offer to pay Samsung’s attorneys’ fees rendered the case moot, and that the Virginia court did not thereafter have independent jurisdiction to assess whether the case was exceptional. The CAFC remanded the matter to the Virginia court with the instruction that the court dismiss Samsung’s complaint. On May 30, 2008, the Virginia court dismissed Samsung’s complaint pursuant to the CAFC’s opinion.
     On July 28, 2009, Samsung filed a petition seeking review of the CAFC decision by the United States Supreme Court.
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

     Rambus appealed the FTC’s liability and remedy orders to the United States Court of Appeals for the District of Columbia (the “CADC”). Oral argument was heard February 14, 2008. On April 22, 2008, the CADC issued an opinion which requires vacatur of the FTC’s orders. The CADC held that the FTC failed to demonstrate that Rambus’s conduct was exclusionary, and thus failed to establish its allegation that Rambus unlawfully monopolized any relevant market. The CADC’s opinion sets aside the FTC’s orders and remands the matter to the FTC for further proceedings consistent with the opinion. Regarding the chance of further proceedings on remand, the CADC expressed serious concerns about the strength of the evidence relied on to support some of the Commission’s crucial finding regarding the scope of JEDEC’s patent disclosure policies and Rambus’s alleged violation of those policies. On June 6, 2008, the FTC petitioned the CADC to rehear the case en banc. No decision on the petition for rehearing has issued to date.
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
     A hearing on defendants’ motion for judgment on the pleadings in their favor on what they refer to as Rambus’ cause of action for “price fixing in and of itself” is set for July 23, 2008. A hearing on Rambus’ motion for summary judgment on the grounds that Micron’s cross-complaint is barred by the statute of limitations is set for August 1, 2008.
     Trial is scheduled to begin on March 16, 2009.

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
     On August 22, 2006, another shareholder derivative action was filed in Delaware Chancery Court against Rambus (as a nominal defendant) and certain current and former executives and board members (Bell v. Tate et al., 2366-N (Del. Chancery)). On May 16, 2008, this case was dismissed pursuant to a notice filed by the plaintiff.
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
     On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and estimated equivalent value as well as substantial additional value to the Company relating to the relinquishment of claims to over 2.7 million stock options. The SLC stated its intention to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. Pursuant to the parteis’ agreement, that motion was taken off calendar.
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
     Subject to court approval, the parties have agreed in principle to settle In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement, which is subject to final documentation as well as review by the court, provides for a payment by Rambus of $2.0 million and would lead to a dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen, in these actions. The $2.0 million has been accrued for during the quarter ended June 30, 2008 within accrued litigation expenses.
     On July 17, 2006, the first of six class action lawsuits was filed in the Northern District of California against Rambus and certain current and former executives and board members. These lawsuits were consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.). The settlement of this action was preliminarily approved by the court on March 5, 2008. Pursuant to the settlement agreement, Rambus paid $18.3 million into a settlement fund on March 17, 2008. Some alleged class members requested exclusion from the settlement. A final fairness hearing was held on May 14, 2008. That same day the court entered an order granting final approval of the settlement agreement and entered judgment dismissing with prejudice all claims against all defendants in the consolidated class action litigation.
     On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported

Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Following several rounds of motions to dismiss, on April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. Rambus and the other defendants’ motions to dismiss the amended complaint are due on or before July 25, 2008. A hearing on Rambus’s motion is scheduled for September 12, 2008.
     NVIDIA Litigation
     U.S District Court in the Northern District of California
     On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for at least the SDR, DDR, DDR2, DDR3, GDDR and GDDR3 technologies infringe 17 patents. NVIDIA’s response to the complaint is not yet due.
     U.S. District Court in the Middle District of North Carolina
     On July 11, 2008, one day after Rambus filed suit, NVIDIA filed its own action against Rambus in the U.S. District Court for the Middle District of North Carolina alleging that Rambus committed antitrust violations of the Sherman Act; committed antitrust violations of North Carolina law; and engaged in unfair and deceptive practices in violation of North Carolina law. NVIDIA seeks injunctive relief, damages, and attorneys’ fees and costs. Rambus’ response to the complaint is not yet due.
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

     The following table summarizes the valuation of our cash equivalents and marketable securities by the above SFAS No. 157 pricing levels as of June 30, 2008:

As of June 30, 2008
Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$390,247	$97,926	$292,321	$—
     The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008		As of December 31, 2007
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
Convertible notes	$160,000	$169,459	$160,000	$164,482
     The fair value of the convertible notes are determined based on recent quoted market prices for these notes. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximate fair value due to their short maturities.
     The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any other than temporary loss is reported under “Interest and other income, net “ in the condensed consolidated statement of operations. As of June 30, 2008 and December 31, 2007, the Company has not incurred any impairment loss on its investments.
     The Company has adopted SFAS No. 159 effective January 1, 2008. The Company has not elected the fair value option for financial instruments not already carried at fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.
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
     As of June 30, 2008, our chip interface technologies are covered by more than 700 U.S. and foreign patents. Additionally, we have approximately 510 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.
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
     We derive the majority of our annual revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Elpida, Fujitsu, Qimonda, Intel, Matsushita, NECEL, Renesas, Spansion and Toshiba have licensed our patents for use in their own products.
     We derive additional revenue by licensing our leadership and industry-standard chip interface products to our customers for use in their semiconductor and system products. Our customers include leading companies such as Fujitsu, Elpida, IBM, Intel, Matsushita, Texas Instruments, Sony, ST Micro, Qimonda and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help successfully integrate our chip interface products into their semiconductors and systems. Additionally, product licensees may receive, as an adjunct to their chip interface license agreements, patent licenses as necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

     Royalties represent a substantial portion of our total revenue. The remaining part of our revenue is contract services revenue which includes license fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or unbilled receivables in any given period.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 69% and 68% of our revenue for the three and six months ended June 30, 2008, respectively. This compares with the three and six months ended June 30, 2007, in which revenue from our top five licensees accounted for approximately 68% and 69% of our revenue respectively. For the three months ended June 30, 2008, revenue from Fujitsu, Elpida, Sony, AMD, Matsushita and NEC each accounted for 10% or more of our total revenue. For the six months ended June 30, 2008, revenue from Fujitsu, Elpida, Sony and AMD each accounted for 10% or more of our total revenue. For the three months ended June 30, 2007, revenue from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenue. For the six months ended June 30, 2007, revenue from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenue.
     Our revenue from companies headquartered outside of the United States accounted for approximately 84% and 83% of our total revenue for the three and six months ended June 30, 2008, respectively, as compared to 84% and 86% for the three and six months ended June 30, 2007, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenue from sources outside the United States for the foreseeable future.
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
     We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Royalties	90.4%	82.4%	86.7%	84.9%
Contract revenue	9.6%	17.6%	13.3%	15.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenue*	18.4%	14.5%	18.3%	13.4%
Research and development*	56.1%	39.1%	55.1%	43.0%
Marketing, general and administrative*	66.5%	52.1%	75.7%	50.9%
Costs of restatement and related legal activities	6.3%	15.7%	4.2%	14.8%

Total costs and expenses	147.3%	121.4%	153.3%	122.1%

Operating loss	(47.3)%	(21.4)%	(53.3)%	(22.1)%
Interest and other income, net	8.1%	11.9%	9.9%	11.1%

Loss before income taxes	(39.2)%	(9.5)%	(43.4)%	(11.0)%
Provision for (benefit from) income taxes	365.8%	(3.8)%	165.2%	(4.3)%

Net loss	(405.0)%	(5.7)%	(208.6)%	(6.7)%

* Includes stock-based compensation:
Cost of contract revenue	3.8%	3.5%	4.4%	2.8%
Research and development	10.5%	6.8%	10.2%	6.8%
Marketing, general and administrative	10.7%	11.4%	11.3%	10.6%

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Total Revenue
Royalties	$32.3	$39.1	(17.6)%	$65.4	$82.9	(21.2)%
Contract revenue	3.4	8.4	(59.0)%	10.1	14.8	(31.7)%

Total revenue	$35.7	$47.5	(24.9)%	$75.5	$97.7	(22.8)%

Royalty Revenue
Patent Licenses
     In the three and six months ended June 30, 2008, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $8.1 million and $22.0 million for SDR and DDR-compatible products in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily due to decreased revenue from Fujitsu and Qimonda.
     We are in negotiations with prospective and existing licensees. We expect SDR and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. In July 2008, we announced our decision to defer negotiations with Elpida related to patent license renewal, which will decrease revenue from patent royalties in future quarters.
     On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring us to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties we can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). We are using our best efforts to comply with these orders. Amounts in excess of MAR that are subject to the order are excluded from revenue. As of June 30, 2008, $5.2 million has been excluded from revenue, including $1.3 million in the quarter ended June 30, 2008. On April 22, 2008, the United States Court of

Appeals for the District of Columbia (the “CADC”) overturned the FTC decision and remanded the matter back to the FTC for further proceedings consistent with the Court’s opinion. The CADC’s order vacating the FTC’s order has not yet been issued. We will continue to defer revenue in accordance with the FTC’s order so long as it remains in effect. See Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements.
Product Licenses
     In the three and six months ended June 30, 2008, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased approximately $0.9 million and $3.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. Royalties from the shipment of the Sony PLAYSTATION ®3 product remained relatively flat and increased $1.0 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. This increase was primarily due to higher royalties from DDR and serial link-compatible products. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix.
     In the three and six months ended June 30, 2008, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers increased approximately $0.3 million and $0.9 million during the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. The increase was primarily due to higher royalties from RDRAM controllers.
Contract Revenue
Percentage-of-Completion Contracts
     Percentage of completion contract revenue decreased approximately $3.3 million and $0.9 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007 due to lower revenue from various leadership chip interface contracts. We believe that percentage-of-completion contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.
Other Contracts
     Revenue for other contracts decreased approximately $1.6 million and $3.8 million for the three and six months ended June 30, 2008, respectively, as compared to the corresponding period in 2007 due to decreased revenue from leadership chip interface contracts including FlexIO and XDR, offset in part by an increase in revenue from industry standard chip interface contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.
Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Engineering costs
Cost of contract revenue	$5.2	$5.3	(0.7)%	$10.5	$10.4	1.5%
Stock-based compensation	1.4	1.6	(17.0)%	3.3	2.7	20.0%

Total cost of contract revenue	6.6	6.9	(4.6)%	13.8	13.1	5.4%

Research and development	16.3	15.4	6.0%	33.9	35.4	(4.3)%
Stock-based compensation	3.7	3.2	16.0%	7.6	6.6	15.7%

Total research and development	20.0	18.6	7.7%	41.5	42.0	(1.2)%

Total engineering costs	$26.6	$25.5	4.4%	$55.3	$55.1	0.4%

     Total engineering costs increased 4.4% for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to increased facilities costs related to the new facility in India, increased stock-based compensation expense, increased patent expenses and increased manpower costs due to annual salary increases.

     Total engineering costs were relatively flat for the six months ended June 20, 2008 as compared to the same period in 2007 as the lack of charges associated with the one-time tax reimbursement expenses of approximately $4.1 million recorded in the first quarter of 2007 were offset by increases in facilities costs, patent expenses, stock-based compensation expense and salary expenses. The tax reimbursement expenses were associated with our decision to reimburse current and former non-executive employees for Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.
     In certain periods, the estimated cost of contract revenue may exceed contract revenue that do not factor in the expected stream of future royalty payments. This can be further impacted by timing of expensing of pre-contract costs as research and development expenses and expensing of completed contract costs where the realizability of an asset is uncertain. As of June 30, 2008, we have accrued approximately $1.8 million related to estimated loss contracts. These expenses were recognized in cost of contract revenue during the quarter when such loss was determined.
     In the near term, we expect engineering costs will remain constant or decline due to potential workforce reduction.
Marketing, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$10.9	$12.7	(13.9)%	$26.3	$27.6	(5.1)%
Litigation expense	9.1	6.7	34.8%	22.3	11.7	90.9%
Stock-based compensation	3.8	5.4	(29.7)%	8.5	10.4	(17.8)%

Total marketing, general and administrative costs	$23.8	$24.8	(4.1)%	$57.1	$49.7	14.8%

     Total marketing, general and administrative costs decreased 4.1% and increased 14.8% for the three and six months ended June 30, 2008, respectively, as compared to the comparable periods in 2007.
     The decrease for the three month period ended June 30, 2008 from the comparable period in 2007 was due primarily to decreased stock-based compensation expense due to the lack of modification charges related to extensions of expiring options which were recorded in the second quarter of 2007 and lower travel and advertising expenses in 2008, offset by increased litigation expenses related to major cases that went to trial during the first quarter of 2008.
     The increase for the six month period ended June 30, 2008 was due primarily to increased litigation expenses of $10.6 million, of which a majority of the expenses were related to major cases that went to trial during the first quarter of 2008. The decrease in stock based compensation expense for the six month period ended June 30, 2008 from the comparable period in 2007 was due primarily to the lack of modification charges related to extensions of expiring options which were recorded in 2007. Non-litigation related marketing, general and administrative expenses also decreased in the six month period ended June 30, 2008 from the comparable period in 2007 primarily due to the lack of charges in 2008 associated with the one-time tax reimbursement expenses of approximately $2.5 million recorded in the first quarter of 2007, partially offset by increases in legal and professional service fees. The tax reimbursement expenses were associated with our decision in 2007 to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006.
     In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities, but are expected to remain at levels higher than 2007 for the foreseeable future. In the near term, we expect marketing, general and administrative costs will remain constant or decline due to potential workforce reduction.
Costs of restatement and related legal activities:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Cost of restatement and related legal activities	$2.3	$7.5	(69.7)%	$3.2	$14.5	(78.1)%

     Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
     Costs of restatement and related legal activities were $2.3 million and $3.2 million for the three and six months ended June 30, 2008 due primarily to litigation expenses associated with the derivative lawsuit related to this stock option investigation. Costs in the second quarter and first half of 2008 were significantly lower than in the second quarter and first half of 2007 because the majority of the investigation was completed during 2007. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.
Interest and other income, net:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Interest and other income, net	$2.9	$5.7	(48.6)%	$7.5	$10.9	(30.9)%

     Interest and other income, net consists primarily of interest income generated from investments in high quality fixed income securities. The decrease in interest and other income, net for the three and six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to lower average investment balances and lower yields on invested balances during the first half of 2008.
     In the future, we expect that interest and other income, net will vary from period to period based on the amount of cash and marketable securities, interest rates and foreign currency exchange rates.
Provision for (benefit from) income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Provision for (benefit from) income taxes	$130.7	$(1.8)	NM	$124.7	$(4.2)	NM

Effective tax rate	(932.8)%	39.7%		(381.9)%	38.7%

*	NM — percentage is not meaningful as the change is too large.
     Our effective tax rate for the three and six months ended June 30, 2008 is higher than the U.S. statutory tax rate applied to our net losses primarily due the establishment of a full valuation allowance on our U.S. net deferred tax assets.
     Our effective tax rate for the three and six months ended June 30, 2007 was higher than the U.S. statutory tax rate primarily due to research and development tax credits, non-deductible stock-based compensation expense related to our executives and other employees, state income taxes and foreign income taxes.
     For the quarter ended June 30, 2008, we have recorded a non-cash income tax provision of $130.5 million to establish a valuation allowance. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. As previously disclosed in the Form 10-K for the year ended December 31, 2007, our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the semiconductor industry.
     We weighed both positive and negative evidence and determined that there is a need for the valuation allowance during the quarter ended June 30, 2008 due to the existence of three years of historical cumulative losses and a revised forecast that projected future losses from operations in the U.S., which we considered significant verifiable negative evidence. Though considered positive evidence, projected income from favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to our inability to reliably estimate the timing and amounts of such settlements. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

	As of
	June 30,	December 31,
	2008	2007
	(In millions)
Cash and cash equivalents	$131.8	$119.4
Marketable securities	262.4	321.5

Total cash, cash equivalents, and marketable securities	$394.2	$440.9

	Six Months Ended
	June 30,
	2008	2007
	(In millions)
Net cash provided by (used in) operating activities	$(27.0)	$15.4
Net cash provided by investing activities	$52.7	$2.6
Net cash used in financing activities	$(13.4)	$(4.3)
Liquidity
     Although we used cash for operating activities in the first half of 2008, our management continues to believe that total cash and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first half of 2008 were funded primarily from investing activities, as investments in marketable securities matured and were not reinvested.
     Operating Activities
     Cash used in operating activities of $27.0 million for the six months ended June 30, 2008 was primarily attributable to the net loss adjusted for non-cash items, including the tax provision related to the deferred tax asset valuation allowance, stock-based compensation expense, depreciation and amortization expense, and increases in our non-cash working capital. Items in our working capital changes in the six months ended June 30, 2008 included primarily a decrease in accrued litigation expenses due to payments related to the class action lawsuit settlement.
     Cash provided by operating activities of $15.4 million for the six months ended June 30, 2007 was primarily attributable to the net loss adjusted for non-cash items including stock-based compensation expense, depreciation and amortization, and increases in our non-cash working capital. Items in our working capital changes in the six months ended June 30, 2007 included increases in prepaids and other assets for new maintenance agreements and decreases in accrued salaries and benefits and other accrued liabilities.
     Investing Activities
     Cash provided by investing activities of approximately $52.7 million for the six months ended June 30, 2008 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $305.1 million, of which only $246.5 million was reinvested in available-for-sale marketable securities. We also purchased $5.5 million of property and equipment, primarily computer software licenses.
     Cash provided in investing activities for the six months ended June 30, 2007 primarily consisted of proceeds from the maturities of available-for-sale investments of $386.3 million, offset by purchases of available-for-sale investments of $377.4 million.
     Financing Activities
     Cash used in financing activities was $13.4 million for the six months ended June 30, 2008. We used more cash under the stock repurchase program than we received from stock option exercises during the period. See “Share Repurchase Program” below, for further discussion of our stock repurchase activities. We also made payments under installment payment plans used to acquire software license agreements. During the six months ended June 30, 2008, proceeds from employee stock option exercises totaled approximately $12.8 million and we repurchased stock with an aggregate value of $24.9 million under our share repurchase program.

     We did not engage in any stock-related financing activities for the six months ended June 30, 2007 primarily due to the stock option investigation and restatement, during which time we suspended our common stock repurchase program and suspended employee stock option exercises and purchases under our employee stock purchase plan. We used approximately $4.3 million to make payments under installment payment arrangements.
     We currently anticipate that existing cash and cash equivalent balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur. In addition, we may incur additional expenditures related to future potential restructuring activities.
Contractual Obligations
     On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. We elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, we repurchased a total of $140.0 million face value of the outstanding convertible notes in 2005. The convertible notes outstanding and payable as of June 30, 2008 are $160.0 million and are classified as a non-current liability in the accompanying condensed consolidated balance sheets.
     As of June 30, 2008, our material contractual obligations are:

	Payments Due by Year
		Remainder
	Total	of 2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Contractual obligations(1)
Operating leases	$17,775	$4,267	$6,583	$5,785	$622	$518	$—
Convertible notes	160,000	—	—	160,000	—	—	—
Purchased software license agreements(2)	1,547	1,040	507	—	—	—	—

Total	$179,322	$5,307	$7,090	$165,785	$622	$518	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48 of approximately $14.3 million, including $11.4 million recorded as a reduction of long-term deferred tax assets and $2.9 million in long-term income taxes payable, as of June 30, 2008. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms greater than one year. The above table summarizes those contractual obligations as of June 30, 2008, which are also included on our condensed consolidated balance sheets under current and other long-term liabilities.
Share Repurchase Program
     In October 2001, our Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. During the six months ended June 30, 2008, we repurchased approximately 1.4 million shares with an aggregate value of $24.9 million. As of June 30, 2008, we had repurchased a cumulative total of approximately 14.6 million shares of our Common Stock since the commencement of this program. As of June 30, 2008, there remained an outstanding authorization to repurchase approximately 4.4 million shares of our outstanding Common Stock. For the three months ended June 30, 2008, no shares were repurchased.
     We record stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” we record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the six months ended June 30, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $23.1 million was recorded as an increase to accumulated deficit for the six months ended June 30, 2008. During the six months ended June 30, 2007, we did not repurchase any Common Stock.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) litigation, (3) income taxes and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     We invest our cash equivalents and short-term marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Repurchase Agreements, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2008, we had an investment portfolio of fixed income marketable securities of $390.2 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of June 30, 2008, the fair value of the portfolio would decline by approximately $0.9 million. Actual results may differ materially from this sensitivity analysis.
     We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of small business development offices in any one country and one design center in India. We monitor our foreign currency exposure; however, as of June 30, 2008, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

     The table below summarizes the fair value, book value, unrealized gain (loss), net and related weighted rate of return for our marketable securities portfolio as of June 30, 2008 and December 31, 2007.

	June 30, 2008
				Weighted
			Unrealized	Rate of
Available-for-sale securities (dollars in thousands)	Fair Value	Book Value	Gain (Loss), net	Return
Money Market Funds	$97,926	$97,926	$—	2.45%
Municipal Bonds and Notes	3,051	3,045	6	3.82%
U.S. Government Bonds and Notes	185,760	185,858	(98)	3.10%
Corporate Notes, Bonds, and Commercial Paper	103,510	103,698	(188)	3.09%

Total cash equivalents and marketable securities	390,247	390,527	(280)
Cash	3,931	3,931	—

Total cash, cash equivalents and marketable securities	$394,178	$394,458	$(280)

	December 31, 2007
				Weighted
			Unrealized	Rate of
Available-for-sale securities (dollars in thousands)	Fair Value	Book Value	Gain, net	Return
Money Market Funds	$104,836	$104,836	$—	4.82%
Municipal Bonds and Notes	3,008	3,000	8	4.81%
U.S. Government Bonds and Notes	108,660	108,568	92	4.39%
Corporate Notes, Bonds, and Commercial Paper	219,734	219,668	66	4.90%

Total cash equivalents and marketable securities	436,238	436,072	166
Cash	4,644	4,644	—

Total cash, cash equivalents and marketable securities	$440,882	$440,716	$166

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our CEO and CFO. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal control over financial reporting.
     Based on this evaluation, our management, including our CEO and CFO, has concluded that the Company has made substantial progress in remediating the material weakness. We will continue to monitor remediation throughout the year and final assessment will be determined as part of year end testing of internal control over financial reporting.
     Previously, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments that corrected an understatement of revenue and audit adjustments to deferred revenue, deferred rent, property and equipment, depreciation, consulting expenses and certain accrual accounts and disclosures in the consolidated financial statements for the year ended December 31, 2006 and in an audit adjustment that corrected an understatement of operating expenses and related legal accrual accounts and disclosures in the consolidated financial statements for the year ended December 31, 2007, primarily arising from an insufficient review by us of relevant information obtained through communications with third parties. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management previously determined this control deficiency constituted a material weakness.
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
Implemented or Planned Remedial Actions of the Material Weakness
     In response to the identification of the material weakness described above, management initiated the following corrective actions:
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
     Management believes the Company has made substantial progress in remediating the material weakness based on the measure addressed above. We will continue to monitor remediation throughout the year and final assessment will be determined as part of year end testing of internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above in the section, “Implemented or Planned Remedial Actions of the Material Weakness.”
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
     We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which have traditionally been focused on PCs, including PC graphics processors, and video game consoles, but also are expanding to include HDTVs, cellular and digital phones, PDAs, digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces. In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation ® 2 and Sony PLAYSTATION ® 3, HDTVs and set top boxes. We are subject to many risks beyond our control that influence whether or not a particular system company will adopt our chip interfaces, including, among others:
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
     If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three and six months ended June 30, 2008, research and development expenses were $20.0 million and $41.5 million, respectively, including stock-compensation of approximately $3.8 million and $7.7 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.
Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 69% and 68% of our revenue for the three and six months ended June 30, 2008, respectively, and 68% and 69% of our revenue for the three and six months ended June 30, 2007, respectively. For the three months ended June 30, 2008, revenue from Fujitsu, Elpida, Sony, AMD, Matsushita and NEC each accounted for 10% or more of our total revenue. For the six months ended June 30, 2008, revenue from Fujitsu, Elpida, Sony and AMD each accounted for 10% or more of our total revenue. For the three months ended June 30, 2007, revenue from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenue. For the six months ended June 30, 2007, revenue from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenue. We may continue to experience significant revenue concentration for the foreseeable future.
     Substantially all of our licensees have the right to cancel their licenses. Failure to renew licenses and/or the loss of any of our top five licensees would cause revenue to decline substantially. Intel has been one of our largest customers and is an important catalyst for the development of new memory and logic chip interfaces in the semiconductor industry. We have a patent cross-license agreement with Intel that expired in September 2006. Intel now has a paid up license for the use of all of our patents which claimed priority prior to September 2006. We have other licenses with Intel, in addition to the patent cross-license agreement, for the development of serial link chip interfaces. If we do not continue to replace the revenue we previously received under the Intel contract, our results of operations may decline significantly.
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

Our business and operating results will be harmed if we are unable to manage growth in our business or if we undertake any restructuring activities.
     Our business historically has experienced periods of rapid growth that have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In managing this growth, we must continue to improve and expand our management, operational and financial systems and controls. We also need to continue to expand, train and manage our employee base. We cannot assure you that we will be able to timely and effectively meet demand and maintain the quality standards required by our existing and potential customers and licensees. If we ineffectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.
     From time to time, we may undertake to restructure our business. There are several factors that could cause a restructuring to have an adverse effect on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. If we undertake employee reductions or other restructuring activities, we will likely incur restructuring and related expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
Unanticipated changes in our tax rates or in the tax laws and regulations could expose us to additional income tax liabilities which could affect our operating results and financial condition.
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
     The process of persuading customers to adopt and license our chip interface technologies can be lengthy and, even if successful, there can be no assurance that our chip interfaces will be used in a product that is ultimately brought to market, achieves commercial acceptance, or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take many months. In addition, our ongoing intellectual property litigation and regulatory actions have and will likely continue to have an impact on our ability to enter into new licenses and renewals of licenses. As such, we may incur costs in any particular period before any associated revenue stream begins. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of delay or failure to obtain royalties.
Future revenue is difficult to predict for several reasons, and our failure to predict revenue accurately may cause us to miss analysts’ estimates and result in our stock price declining.
     Our lengthy and costly license negotiation cycle makes our future revenue difficult to predict in the event that we are not successful entering into licenses with our customers on our estimated timelines. In addition, a portion of our revenue comes from development and support services provided to our licensees. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract accounting. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may be recognized over the period in which services are performed on a percentage-of-completion basis. There can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue and may result in our missing previously announced earnings guidance or analysts’ estimates which would likely cause our stock price to decline.
Our quarterly and annual operating results are unpredictable and fluctuate, which may cause our stock price to be volatile and decline.
     Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenue in any particular period, it is difficult for us to accurately forecast revenue and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:
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

     For the three and six months ended June 30, 2008, royalties accounted for 90.4% and 86.7%, respectively, and for the three and six months ended June 30, 2007, royalties accounted for 82.4% and 84.9%, respectively, of our total revenue, and we believe that royalties will continue to represent a majority of total revenue for the foreseeable future. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectibility is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.
A substantial portion of our revenue is derived from sources outside of the United States and these revenue and our business generally are subject to risks related to international operations that are often beyond our control.
     For the three and six months ended June 30, 2008, revenue from our sales to international customers constituted approximately 84% and 83% of our total revenue, respectively, and for the three and six months ended June 30, 2007, revenue from our sales to international customers constituted approximately 84% and 86% of our total revenue, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
     To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in U.S. dollars, any royalties which are based as a percentage of the customer’s sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
     Our international operations and revenue are subject to a variety of risks which are beyond our control, including:
•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•	changes to tax codes and treatment of revenue from international sources, including being subject to foreign tax laws and potentially being liable for paying taxes in that foreign jurisdiction;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;

•	operating centers outside the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems; and

•	geo-political issues.

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
     The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations, as described elsewhere in this report. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) requires us to use valuation methodologies which were not developed for use in valuing employee stock options and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our cost of contract revenue, research and development expenses, marketing, general and administrative expenses and our effective tax rate, which could have an adverse impact on our results of operations.
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
     Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. If we cannot provide reliable financial information or prevent fraud, our business and operating results, as well as our stock price, could be harmed. During the year ended December 31, 2007, we discovered, and may in the future discover, material weaknesses in our internal control over financial reporting. A failure to implement and maintain effective internal control over financial reporting, could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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
     During 2006 and 2007, our Audit Committee conducted an internal investigation of the timing of stock option grant practices and related accounting issues, and, as a result of the findings, we restated various previously filed financial statements. The costs of the investigation and restatement and any settlements, payment of claims, fines, taxes and other costs led to substantial expenses that materially affected our cash balance and cash flows from operations, and significant expenditures may continue to be incurred in the future. In addition, the recent restatement of our financial results and any negative outcome that may occur from these investigations could impact our reputation, including our relationships with our investors and our licensees, our ability to hire and retain qualified personnel, our ability to acquire new licensees and other business partners and, ultimately, our ability to generate revenue.
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
     Additionally, several securities fraud class actions and individual lawsuits were filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal securities laws by filing documents with the SEC containing false statements regarding our accounting treatment of the stock option granting actions under investigation. The individual lawsuits allege not only federal and state securities law violations, but also state law claims for fraud and breach of fiduciary duty. The class actions were consolidated into a single proceeding and have settled. The settlement provides for a payment of $18.3 million, which we paid into a settlement fund in March 2008, for a dismissal with prejudice of all claims against all defendants. Some potential class members requested exclusion from the settlement. On May 8, 2008, the court entered an order granting final approval of the settlement agreement and entered judgment dismissing with prejudice all claims against all defendants in the consolidated class action litigation. For more information about the litigation described above, see Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements.
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

Litigation, Regulation and Business Risks Related to our Intellectual Property
We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenue and stock price.
     We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions, including our recently filed lawsuit against NVIDIA for patent infringement. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding certain cases that are active as of the date of this report.
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
     Any of these matters, whether or not determined in our favor or settled by us, is costly, may cause delays (including delays in negotiating licenses with other actual or potential licensees), will tend to discourage future design partners, will tend to impair adoption of our existing technologies and divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in our litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Delay of any or all of these adverse results could cause a substantial decline in our revenue and stock price.
An adverse resolution by or with a governmental agency, such as the Federal Trade Commission or the European Commission, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenue to decline substantially .
     In addition to private litigations, we are involved in proceedings brought against us by one or more government agencies and we may become involved in future proceedings by other government agencies. The FTC brought an administrative action against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our membership in JEDEC while it established SDRAM standards and that we, therefore, should be precluded from enforcing certain of our intellectual property rights in patents with a priority date prior to June 1996. See Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the FTC action. At the conclusion of this proceeding, the FTC found that our conduct at JEDEC was improper and issued an order on February 2, 2007, that, among other things, limits the royalty rates we may charge to license certain patents that cover certain JEDEC-compliant SDR and DDR SDRAM memory and controller products sold after April 12, 2007. Although we obtained a partial stay of the remedy order pending our appeal of the FTC decision, the FTC’s adverse decision and remedy order has already impaired our ability to enforce or license our patents or collect royalties from existing or potential licensees. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations —

Royalty Revenue — Patent Licenses” for a discussion of the terms of the FTC order. However, on April 22, 2008, the U.S. Court of Appeals for the DC Circuit overturned the FTC decisions regarding Rambus, and remanded the matter back to the FTC for further proceedings consistent with the Court’s opinion. Additionally, the European Commission has instituted similar proceedings against us but has not yet issued a decision. These proceedings, or one by any other governmental agency, have already resulted in and may result in further adverse determination against us or in other outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenue to decline substantially.
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
     Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the United States Patent & Trademark Office (the “PTO”) and/or the European Patent Office (the “EPO”). An adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.
Litigation or other third-party claims of intellectual property infringement could require us to expend substantial resources and could prevent us from developing or licensing our technology on a cost-effective basis.
     Our research and development programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our research and development programs. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our technology infringes upon the intellectual property rights of third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology, and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. Threatened or ongoing third-party claims or infringement actions may prevent us from pursuing additional development and licensing arrangements for some period. For example, we may discontinue negotiations with certain customers for additional licensing of our patents due to the uncertainty caused by our ongoing litigation on the terms of such licenses or of the terms of such licenses on our litigation. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new product.
If we are unable to successfully protect our inventions through the issuance and enforcement of patents, our operating results could be adversely affected.
     We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:
•	any current or future U.S. or foreign patent applications will be approved and not be challenged by third parties;

•	our issued patents will protect our intellectual property and not be challenged by third parties;

•	the validity of our patents will be upheld;

•	our patents will not be declared unenforceable;

•	the patents of others will not have an adverse effect on our ability to do business;

•	Congress or the U.S. courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners or alter in an adverse way the process for seeking patents;

•	changes in law will not be implemented that will affect our ability to protect and enforce our patents and other intellectual property;

•	new legal theories and strategies utilized by our competitors will not be successful; or

•	others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us.
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
     Many of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our licensees to verify this information, audits rarely are undertaken because they can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. Therefore, we rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in our receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. If we conducted royalty audits in the future, such audits may trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.
We may not be able to satisfy the requirements under the Qimonda settlement and license agreement that would require Qimonda to pay us up to an additional $100.0 million in royalty payments.
     On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda (formerly Infineon’s DRAM operations) in October 2006 in connection with Infineon’s spin-off of Qimonda. The settlement and license agreement, among other things, requires Qimonda to pay to us aggregate royalties of $50.0 million in quarterly installments of approximately $5.85 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional royalty payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payment decreased to $3.2 million in the fourth quarter of 2007, and has ceased as of the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers. We may not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations under the settlement and license agreement to pay to us additional royalty payments, thereby reducing the value of the settlement and license agreement to us.
An acquisition by Qimonda of a third party DRAM manufacturer could make it more difficult for us to obtain royalty rates we believe are appropriate and could reduce the number of companies in our antitrust litigation.
     The Company recently amended its patent license agreement with Qimonda. The amended license grants a supplemental term license of approximately the same scope as the original term license originally provided for in the agreement, but specifies that in the event Infineon ceases to control or otherwise own a majority of Qimonda shares, certain competitors would not accede to this license upon such competitor’s acquisition of control of Qimonda. Furthermore, such acquiring competitor would not receive the benefit of a release from Rambus for past damages, including past infringement of Rambus’ patent portfolio. To the extent that Qimonda acquires another company, including such certain competitors, the acquired company would accede to the license and would be eligible to receive the benefit of the release from Rambus for past damages. Following such an acquisition by Qimonda, the combined entity would be required to pay a stepped up royalty payment calculated in accordance with the percentage increase in the DRAM volume brought about by the acquisition. Such an increase in the payments could make it more difficult for us to obtain the royalties we believe are appropriate from the market as a whole. Such an acquisition by Qimonda of any of the certain competitors would in addition reduce the number of companies from which we may seek compensation for the antitrust injury alleged by us in our pending price-fixing action in San Francisco. Except in the case of the certain competitors, the extension of any such benefits to a third party entity, whether acquiring control or otherwise a majority of shares of Qimonda or being acquired by Qimonda, could, in addition, result in the release of claims to such third party entity, thus reducing the number of companies from which we may seek compensation for patent damages.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     On May 9, 2008, Rambus held its 2008 Annual Meeting of Stockholders. The matters voted upon at the meeting for shareholders of record as of March 10, 2008 and the vote with respect to each such matter are set forth below:
     (i) Election of five Class I directors for a term of two years expiring in 2010:

	For	Withheld
Sunlin Chou, Ph.D.	79,599,543	4,223,839
Bruce Dunlevie	79,862,911	3,960,471
Mark Horowitz, Ph.D.	80,258,948	3,564,434
Harold Hughes	79,773,326	4,050,056
Abraham D. Sofaer	79,565,126	4,258,256
     (ii) Ratification of appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the period ending December 31, 2008:

For: 82,295,412	Against: 1,005,532	Abstentions: 522,438
     The term for Class II continuing directors will expire at the annual meeting of stockholders to be held in 2009. There were 104,059,454 shares issued, outstanding and eligible to vote at the meeting.
Item 5. Other Information
Not Applicable
Item 6. Exhibits
     Please refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.
Date: August 1, 2008	By:	/s/ Satish Rishi
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