Form 10-Q
period 2008-09-30
RAMBUS INC
filed 2008-10-31
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 104,801,363 as of September 30, 2008.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:
•	Outcome and effect of current and potential future intellectual property litigation;

•	Litigation expenses;

•	Resolution of the Federal Trade Commission and European Commission matters involving us;

•	Protection of intellectual property;

•	Amounts owed under licensing agreements;

•	Terms of our licenses;

•	Indemnification and technical support obligations;

•	Success in the markets of our or our licensees’ products;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Product development;

•	Sources of competition;

•	Pricing policies of our licensees;

•	Success in renewing license agreements;

•	Operating results;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Methods, estimates and judgments in accounting policies;

•	Growth in our business;

•	Acquisitions, mergers or strategic transactions;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	Accounting, tax, regulatory, legal and other outcomes and effects of the stock option investigation;

•	Consequences of the derivative, class-action and other lawsuits related to the stock option investigation;

•	The level and terms of our outstanding debt;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Interest and other income, net;

•	Adoption of new accounting pronouncements;

•	Likelihood of paying dividends;

•	Effects of changes in the economy and credit market on our industry and business; and

•	Restructuring activities.
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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except shares
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$106,786	$119,391
Marketable securities	272,186	321,491
Accounts receivable	1,740	442
Unbilled receivables	690	1,478
Prepaids and other current assets	8,141	8,349
Deferred taxes	222	11,595

Total current assets	389,765	462,746
Restricted cash	1,238	2,286
Deferred taxes, long-term	2,613	116,209
Intangible assets, net	8,040	13,441
Property and equipment, net	23,672	24,587
Goodwill	4,454	4,454
Other assets	4,791	3,624

Total assets	$434,573	$627,347

LIABILITIES
Current liabilities:
Accounts payable	$9,091	$11,283
Accrued salaries and benefits	9,478	9,985
Accrued litigation expenses	13,636	26,234
Income taxes payable	479	834
Other accrued liabilities	4,988	5,060
Deferred revenue	2,329	2,756

Total current liabilities	40,001	56,152
Deferred revenue, less current portion	33	—
Convertible notes	160,000	160,000
Long-term income taxes payable	3,020	2,917
Other long-term liabilities	771	1,194

Total liabilities	203,825	220,263

Commitments and contingencies (Note 7 and 13)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 104,801,363 shares at September 30, 2008 and 105,294,534 shares at December 31, 2007	105	105
Additional paid-in capital	644,760	601,821
Accumulated deficit	(412,436)	(194,966)
Accumulated other comprehensive (loss) income	(1,681)	124

Total stockholders’ equity	230,748	407,084

Total liabilities and stockholders’ equity	$434,573	$627,347

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenue:
Royalties	$25,793	$35,327	$91,174	$118,263
Contract revenue	3,635	6,388	13,707	21,145

Total revenue	29,428	41,715	104,881	139,408

Costs and expenses:
Cost of contract revenue*	4,611	5,781	18,411	18,878
Research and development*	17,511	18,312	59,048	60,339
Marketing, general and administrative*	31,288	29,914	88,377	79,657
Restructuring costs*	4,024	—	4,024	—
Impairment of intangible asset	2,158	—	2,158	—
Costs of restatement and related legal activities	392	4,169	3,564	18,631

Total costs and expenses	59,984	58,176	175,582	177,505

Operating loss	(30,556)	(16,461)	(70,701)	(38,097)
Interest and other income, net	2,704	5,645	10,207	16,496

Loss before income taxes	(27,852)	(10,816)	(60,494)	(21,601)
Provision for (benefit from) income taxes (Note 9)	92	(4,318)	124,748	(8,495)

Net loss	$(27,944)	$(6,498)	$(185,242)	$(13,106)

Net loss per share:
Basic	$(0.27)	$(0.06)	$(1.77)	$(0.13)

Diluted	$(0.27)	$(0.06)	$(1.77)	$(0.13)

Weighted average shares used in per share calculation
Basic	104,897	103,820	104,795	103,820

Diluted	104,897	103,820	104,795	103,820

* Includes stock-based compensation:
Cost of contract revenue	$1,321	$1,333	$4,604	$4,069
Research and development	$3,326	$3,190	$10,997	$9,821
Marketing, general and administrative	$4,371	$4,138	$12,899	$14,512
Restructuring costs	$547	$—	$547	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(185,242)	$(13,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	28,500	28,402
Depreciation	8,440	8,635
Amortization of intangible assets	3,543	3,963
Restructuring costs (non-cash)	547	—
Impairment of intangible asset	2,158	—
Deferred tax provision (benefit)	124,290	(9,425)
Loss on disposal of property and equipment	15	—
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable and unbilled receivables	(510)	(587)
Prepaids and other assets	(92)	(3,373)
Accounts payable	(812)	6,956
Accrued salaries and benefits and other accrued liabilities	(1,663)	(3,289)
Accrued litigation expenses	(12,598)	2,168
Income taxes payable	(252)	674
Increases in deferred revenue	2,203	19,117
Decreases in deferred revenue	(2,597)	(21,145)

Net cash provided by (used in) operating activities	(34,070)	18,990

Cash flows from investing activities:
Purchases of property and equipment	(8,197)	(5,659)
Acquisition of intangible assets	(300)	(30)
Purchases of marketable securities	(304,574)	(428,219)
Maturities of or proceeds from the sale of marketable securities	352,322	616,059
Cash paid for acquisition of business	—	(1,139)
Decrease in restricted cash	1,048	56

Net cash provided by investing activities	40,299	181,068

Cash flows from financing activities:
Payments under installment payment arrangement	(1,250)	(4,250)
Proceeds from issuance of common stock under employee stock plans	17,277	—
Repurchase and retirement of Company common stock	(34,921)	—

Net cash used in financing activities	(18,894)	(4,250)

Effect of exchange rates on cash and cash equivalents	60	146

Net increase(decrease) in cash and cash equivalents	(12,605)	195,954
Cash and cash equivalents at beginning of period	119,391	73,304

Cash and cash equivalents at end of period	$106,786	$269,258

Supplemental disclosure of cash flow information:
Property and equipment received and accrued in accounts payable and other accrued liabilities	$89	$1,119
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
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its financial statements. FSP APB 14-1 will apply to the Company and it expects to record additional non-cash interest expense related to its outstanding convertible debt instruments beginning in the first quarter of 2009.
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

     In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of SFAS No. 157 were adopted by the Company, as it applies to its financial instruments, effective beginning January 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 14, “Fair Value of Financial Instruments.”
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This Statement replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 will be effective for the Company beginning January 1, 2009. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 is effective for the Company in the fiscal year beginning January 1, 2008. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 became effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments that are presently accounted for at cost.
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
     Rambus’ revenue consist of royalty revenue and contract revenue generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenue consists of patent license and product license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ chip interface products into its customers’ products. Contract revenue may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller’s customer for use of Rambus’ patent and product licenses. Rambus does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. Rambus does not pay commissions to the reseller for these arrangements.

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
     On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties Rambus can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). Amounts in excess of MAR that are subject to the order are excluded from revenue. On April 22, 2008, the United States Court of Appeals for the District of Columbia (the “CADC”) overturned the FTC decision and remanded the matter back to the FTC for further proceedings consistent with the Court’s opinion. On June 6, 2008, the FTC petitioned the CADC to rehear the case en banc. On August 26, 2008, the Court denied the FTC’s petition for rehearing of this matter en banc, and on September 9, 2008, the Court issued its mandate setting aside the FTC’s order and instructing the FTC to take actions consistent with the Court’s ruling. The FTC did not seek, nor did it receive, a stay of the Court’s ruling, and thus the FTC’s order in the case has been vacated. On October 16, 2008, the FTC issued an order (“FTC Disposition Order”) authorizing Rambus to receive the excess consideration that customers have previously deducted from their quarterly payments made to Rambus under the Patent License Agreement (see Note 13 “Litigation and Asserted Claims”).
     At the time of the issuance of the mandate on September 9, 2008, $6.2 million had been determined as amounts in excess of MAR and had been excluded from revenue. As the FTC’s order has been vacated, the Company will recognize the previously unrecognized revenue in excess of MAR of $6.2 million as revenue when the corresponding cash payments are received. In the three months ended September 30, 2008, $0.9 million of the amounts in excess of MAR was previously received and recognized as revenue in the third quarter of 2008. The remaining $5.3 million will be recognized when the payments are received from the customers.
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
     In certain periods, the estimated cost of contract revenue may exceed contract revenue that did not factor in the expected stream of future royalty payments. This can be further impacted by timing of expensing of pre-contract costs as research and development expenses and expensing of completed contract costs where the realizability of an asset is uncertain. As of September 30, 2008, the Company had accrued a liability of approximately $0.8 million related to estimated loss contracts. These expenses are recognized in cost of contract revenue during the quarter when such loss is determined.
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
     The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Net loss	$(27,944)	$(6,498)	$(185,242)	$(13,106)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	114	60	146
Unrealized gain (loss) on marketable securities, net of tax	(1,112)	217	(1,865)	536

Other comprehensive income (loss)	(1,112)	331	(1,805)	682

Total comprehensive loss	$(29,056)	$(6,167)	$(187,047)	$(12,424)

     As a result of providing a full valuation allowance of the net deferred tax assets in the U.S., the Company reversed $0.5 million of unrealized gain (loss) previously recorded in other comprehensive income (loss) during the quarter ended June 30, 2008.
5. Stock-Based Compensation and Employee Stock Plans
     For the nine months ended September 30, 2008 and 2007, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
     Stock Options: During the three and nine months ended September 30, 2008, Rambus granted 90,990 and 1,854,880 stock options, respectively, with an estimated total grant-date fair value of $1.0 million and $21.1 million, respectively. During the three and nine months ended September 30, 2008, Rambus recorded stock-based compensation related to stock options of $8.6 million and $25.9 million, respectively. These amounts include approximately $0.2 million of accrued stock-based compensation expense related to the next quarter in connection with the restructuring effort.
     During the three and nine months ended September 30, 2007, Rambus granted 108,500 and 2,867,950 stock options, respectively, with an estimated total grant-date fair value of $0.9 million and $35.2 million, respectively. During the three and nine months ended September 30, 2007, Rambus recorded stock-based compensation expense related to stock options of $8.8 million and $27.4 million, respectively, for all unvested options granted, including the modification charge for the extension of expiring options discussed below.
     The effect of recording stock-based compensation for the three and nine months ended September 30, 2007 includes a charge resulting from the Company’s modifying the terms of 33 and 138 grants, respectively, by offering an extension of time to exercise. An additional charge was taken during the nine month period to extend the time of the extension of the 59 grants previously extended in 2006. The total modification charge was $0.4 million and $3.2 million during the three and nine months ended September 30, 2007, respectively.
     The total intrinsic value of options exercised was $2.3 million and $12.5 million for the three and nine months ended September 30, 2008, respectively. There were no option exercises in the first nine months of 2007. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
     During the three and nine periods ended September 30, 2008, proceeds from employee stock option exercises totaled approximately $4.5 million and $14.8 million, respectively.
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the nine months ended September 30, 2008 and 2007 calculated in accordance with SFAS No. 123(R).

Valuation Assumptions
     The fair value of stock awards is estimated as of the grant date using the Black-Scholes Merton option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following table:

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock Option Plans
Expected stock price volatility	70%	53%-68%	63-70%	53%-69%
Risk free interest rate	3.3%	4.4%-4.9%	3.0-3.3%	4.4%-4.9%
Expected term (in years)	5.3	6.2	5.3	6.2
Weighted-average fair value of stock options granted	$10.25	$8.44	$11.35	$12.28

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008 (1)	2007(1)	2008	2007(1)

Employee Stock Purchase Plan
Expected stock price volatility	—	—	58%	—
Risk free interest rate	—	—	1.7%	—
Expected term (in years)	—	—	0.5	—
Weighted-average fair value of purchase rights granted under the purchase plan	—	—	$7.41	—

(1)	No grants were made under the employee stock purchase plan during the three and nine months ended September 30 2007 or the three months ended September 30, 2008.
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

Summary of shares available for grant under stock option plans
     As of September 30, 2008, 2,214,659 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.
     A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant
Shares available as of December 31, 2007	4,589,131
Stock options granted	(1,854,880)
Stock options forfeited	1,024,684
Stock options expired under former plans	(636,776)
Nonvested equity stock and stock units granted (1)	(907,500)

Total shares available for grant as of September 30, 2008	2,214,659

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
General Stock Option Information
     The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the nine months ended September 30, 2008 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2008.

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2007	18,750,738	$20.17
Options granted	1,854,880	19.83
Options exercised	(1,323,529)	11.18
Options forfeited	(1,024,684)	23.33

Outstanding as of September 30, 2008	18,257,405	20.60	5.62	$23,500

Vested or expected to vest at September 30, 2008	16,773,498	21.27	5.61	17,335
Options exercisable at September 30, 2008	11,348,116	21.55	4.58	17,261
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2008, based on the $12.85 closing stock price of Rambus’ Common Stock on September 30, 2008 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2008 was 3,387,975 and 2,719,811, respectively.
     As of September 30, 2008, there was $57.4 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of options vested as of September 30, 2008 was $211.0 million.
Employee Stock Purchase Plans
     Under the 2006 Employee Stock Purchase Plan, the Company issued 146,633 shares at a price of $16.77 per share during the nine months ended September 30, 2008. No purchases were made under the Employee Stock Purchase Plans during the nine months ended September 30, 2007. As of September 30, 2008, 1,453,367 shares under the 2006 Purchase Plan remain available for issuance. During the three months ended September 30, 2008, the Company commenced a restructuring effort which reduced overall headcount. As a result, the Company revised its estimate of expected compensation expense related to the Employee Stock Purchase Plan. For the three and nine months ended September 30, 2008, the Company recorded compensation expense related to the Employee Stock Purchase Plan of $0.3 million and $1.3 million, respectively. As of September 30, 2008, there was $0.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Employee Stock Purchase Plan. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
     For the three and nine months ended September 30, 2008, Rambus granted nonvested equity stock units to certain officers and employees, totaling 408,000 shares and 605,000 shares, respectively. These nonvested equity stock units have a service condition, generally a service period of four years. Included in the 2008 grants are 48,000 nonvested equity stock units which were granted to its chief executive officer with vesting subject to the achievement of certain performance conditions related to revenue goals and other factors. For the nine months ended September 30, 2008, the Company has not recognized any compensation expense for these performance equity stock units granted to its chief executive officer since the Company does not currently believe that the performance conditions will be met. During the second quarter of 2008, the Company updated the estimated forfeiture rate for all other nonvested equity stock units based on management’s future expectations. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $11.3 million.
     For the three and nine months ended September 30, 2008, Rambus recorded stock-based compensation expense of approximately $0.6 million and $1.8 million, respectively, related to all outstanding unvested equity stock grants. For the three and nine months ended September 30, 2007, Rambus recorded stock-based compensation expense of approximately $0.3 million and $1.0 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $12.6 million at September 30, 2008.
     The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2008:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value
Nonvested at December 31, 2007	244,177	$21.41
Granted	605,000	18.73
Vested	(59,177)	20.26

Nonvested at September 30, 2008	790,000	$19.45

Contingent Unvested Options
     As of December 31, 2007, there were 635,348 contingent unvested options, which vest upon the achievement of certain milestones by Intel relating to shipment volumes of RDRAM 850E chipsets. Intel has since phased out the 850E chipset and as a result the unvested options will never vest. The impact of the unvested options has been excluded from the calculation of net loss per share. During the nine months ended September 30, 2008, 40,300 contingent unvested options were forfeited. The forfeitures of the contingent unvested options are included in the forfeitures in the table summarizing stock option activity.
     As of September 30, 2008, there were 595,048 contingent unvested options, none of which are expected to vest.

6. Marketable Securities
     Rambus invests its excess cash primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.
     All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	September 30, 2008
				Weighted
			Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gain (Loss), net	Return
Money Market Funds	$84,819	$84,819	$—	1.74%
Municipal Bonds and Notes	1,004	1,000	4	3.85%
U.S. Government Bonds and Notes	191,604	192,015	(411)	3.04%
Corporate Notes, Bonds, and Commercial Paper	98,519	99,390	(871)	3.01%

Total cash equivalents and marketable securities	375,946	377,224	(1,278)
Cash	3,026	3,026	—

Total cash, cash equivalents and marketable securities	$378,972	$380,250	$(1,278)

	December 31, 2007
				Weighted
			Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gain, net	Return
Money Market Funds	$104,836	$104,836	$—	4.82%
Municipal Bonds and Notes	3,008	3,000	8	4.81%
U.S. Government Bonds and Notes	108,660	108,568	92	4.39%
Corporate Notes, Bonds, and Commercial Paper	219,734	219,668	66	4.90%

Total cash equivalents and marketable securities	436,238	436,072	166
Cash	4,644	4,644	—

Total cash, cash equivalents and marketable securities	$440,882	$440,716	$166

     Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Cash equivalents	$103,760	$114,747
Short term marketable securities	272,186	321,491

Total cash equivalents and marketable securities	375,946	436,238
Cash	3,026	4,644

Total cash, cash equivalents and marketable securities	$378,972	$440,882

     The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain (loss) at September 30, 2008 and December 31, 2007 are as follows:

	As of		Unrealized Gain (Loss), net
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
	(In thousands)
Contractual maturity:
Due within one year	$244,021	$361,974	$(748)	$27
Due from one year through three years	131,925	74,264	(530)	139

	$375,946	$436,238	$(1,278)	$166

     The unrealized losses were insignificant in relation to our total available-for-sale portfolio. The unrealized losses can be attributed to present credit market conditions.

     The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. For the discussion regarding the impact of the adoption of SFAS No. 157 on the Company’s marketable securities, see Note 14, “Fair Value of Financial Instruments.”
7. Commitments and Contingencies
     On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. Rambus elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, Rambus repurchased a total of $140.0 million face value of the outstanding convertible notes in 2005. The convertible notes outstanding as of September 30, 2008 were $160.0 million and were classified as a non-current liability in the accompanying condensed consolidated balance sheets.
     As of September 30, 2008, Rambus’ material contractual obligations were:

	Payment Due by Year
		Remainder of
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Contractual obligations(1)
Operating leases	$17,404	$2,624	$7,381	$6,277	$645	$477	$—
Convertible notes	160,000	—	—	160,000	—	—	—
Purchased software license agreements(2)	1,014	507	507	—	—	—	—

Total	$178,418	$3,131	$7,888	$166,277	$645	$477	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FASB Interpretation No. (“FIN”) 48 of approximately $14.1 million, including $11.1 million recorded as a reduction of long-term deferred tax assets and $3.0 million in long-term income taxes payable, as of September 30, 2008. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms greater than one year. The above table summarizes those contractual obligations as of September 30, 2008, which are also included on Rambus’ condensed consolidated balance sheets under current and other long-term liabilities.
     Rent expense was approximately $1.7 million and $5.2 million for the three and nine months ended September 30, 2008, respectively. Rent expense was approximately $1.6 million and $4.8 million for the three and nine months ended September 30, 2007, respectively.
     Deferred rent, included primarily in other long-term liabilities, was approximately $1.2 million and $1.5 million as of September 30, 2008 and December 31, 2007, respectively.
     In connection with certain litigation taking place in Germany, the German courts have requested that the Company set aside adequate funds to cover potential court cost claims. Accordingly, approximately $0.6 million is restricted as to withdrawal, managed by a third party subject to certain limitations under the Company’s investment policy and included in restricted cash, long-term, to cover the German court requirements.
     Indemnifications
     Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of September 30, 2008 or December 31, 2007.

     Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers. As of September 30, 2008, the Company had made payments of approximately $6.8 million on their behalf, including $0.4 million in the quarter ended September 30, 2008. As of September 30, 2007, the Company had made payments of approximately $5.2 million on their behalf, including $0.8 million in the quarter ended September 30, 2007. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.
     Warranties
     Rambus offers some of its customers a warranty that its products will conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, Rambus has no liabilities recorded for these warranties as of September 30, 2008 or December 31, 2007, respectively. Rambus assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.
8. Stockholders’ Equity
Share Repurchase Program
     In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. For the three months ended September 30, 2008, 0.6 million shares were repurchased with an aggregate value of $10.0 million. During the nine months ended September 30, 2008, the Company repurchased approximately 2.0 million shares with an aggregate value of $34.9 million. As of September 30, 2008, Rambus had repurchased a cumulative total of approximately 15.2 million shares of its Common Stock with an aggregate value of approximately $219.5 million since the commencement of this program. As of September 30, 2008, there remained an outstanding authorization to repurchase approximately 3.8 million shares of Rambus’ outstanding Common Stock.
     Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the nine months ended September 30, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $32.2 million was recorded as an increase to accumulated deficit for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company did not repurchase any Common Stock.
9. Income Taxes
     The effective tax rate for the quarter ended September 30, 2008 was 0.3% which is lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to the establishment of a full valuation allowance on our U.S. net deferred tax assets in the second quarter of 2008. The effective tax rate for the quarter ended September 30, 2007 was 40.0% which was higher than the U.S. statutory tax rate applied to the Company’s net loss primarily due to research and development tax credits, non-deductible stock-based compensation expense related to our executives and other employees, state income taxes and foreign income taxes.
     As of September 30, 2008, the Company’s condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $152.9 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities. For the quarter ended June 30, 2008, the Company recorded a non-cash income tax provision of $130.5 million to establish a valuation allowance to fully reserve previously recorded net tax benefits generated from pre-tax losses in the U.S. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. As previously disclosed in the Company’s 2007 Form 10-K for the year ended December 31, 2007, the Company’s forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) the Company’s ability to achieve its forecasted revenue, (2) its ability to effectively manage its expenses in line with its forecasted revenue and (3) general trends in the semiconductor industry.
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
     As of September 30, 2008, the Company had $14.1 million of unrecognized tax benefits, including $11.1 million recorded as a reduction of long-term deferred tax assets and $3.0 million in long-term income taxes payable. If recognized, approximately $0.5 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2007, the Company had $14.0 million of unrecognized tax benefits, including $8.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $2.9 million in long-term income taxes payable.
     Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2007 and September 30, 2008, an insignificant amount of interest and penalties are included in long-term income taxes payable.
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
     The Company is subject to general examination by the IRS for tax years ended 2005 through 2007. The Company is also subject to examination by the State of California for tax years ended March 31, 2003 through December 31, 2007. In addition, any research and development credit carryforwards and net operating loss generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.
10. Earnings (Loss) Per Share
     Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares under the Company’s stock plans is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(27,944)	$(6,498)	$(185,242)	$(13,106)

Denominator:
Weighted average shares used to compute basic EPS	104,897	103,820	104,795	103,820
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—	—	—

Weighted average shares used to compute diluted EPS	104,897	103,820	104,795	103,820

Net loss per share:
Basic	$(0.27)	$(0.06)	$(1.77)	$(0.13)
Diluted	$(0.27)	$(0.06)	$(1.77)	$(0.13)
     For the three and nine months ended September 30, 2008 and 2007, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during these periods. For the three months ended September 30, 2008 and 2007, options to purchase approximately 11.9 million and 12.5 million shares, respectively, and for the nine months ended September 30, 2008 and 2007, options to purchase approximately 10.5 million and 11.0 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three and nine months ended September 30, 2008, an additional 2.7 million and 3.4 million shares, respectively, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.
11. Business Segments, Exports and Major Customers
     Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Five customers accounted for 23%, 13%, 13%, 13% and 10%, respectively, of revenue in the three months ended September 30, 2008. Four customers accounted for 19%, 16%, 15% and 10%, respectively, of revenue in the three months ended September 30, 2007. Six customers accounted for 20%, 14%, 12%, 11%, 10% and 10%, respectively, of revenue in the nine months ended September 30, 2008. Three customers accounted for 21%, 16% and 14%, respectively, of revenue in the nine months ended September 30, 2007. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.

     Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenue is attributed to individual countries according to the countries in which the licensees are headquartered. Revenue from customers in the following geographic regions is recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Japan	$23,279	$25,619	$83,839	$93,985
North America	5,857	6,593	18,518	20,454
Taiwan	10	875	532	1,025
Korea	102	373	541	859
Singapore	114	532	288	532
Europe	66	7,723	1,163	22,553

	$29,428	$41,715	$104,881	$139,408

     At September 30, 2008, of the $23.7 million of total long-lived assets, approximately $20.3 million are located in the United States, $2.7 million are located in India and $0.7 million are located in other foreign locations. At December 31, 2007, of the $24.6 million of total long-lived assets, approximately $20.2 million were located in the United States, $3.6 million were located in India and $0.8 million were located in other foreign locations.
12. Amortizable Intangible Assets
     The components of the Company’s intangible assets as of September 30, 2008 and December 31, 2007 were as follows:

	As of September 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$9,941	$(5,236)	$4,705
Intellectual property	10,384	(9,313)	1,071
Customer contracts and contractual relationships	4,000	(2,102)	1,898
Existing technology	2,700	(2,334)	366
Non-competition agreement	100	(100)	—

Total intangible assets	$27,125	$(19,085)	$8,040

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$9,941	$(4,363)	$5,578
Intellectual property	10,084	(7,759)	2,325
Customer contracts and contractual relationships	8,000	(3,344)	4,656
Existing technology	2,700	(1,828)	872
Non-competition agreement	100	(90)	10

Total intangible assets	$30,825	$(17,384)	$13,441

     Amortization expense for intangible assets for the three and nine months ended September 30, 2008 was $0.8 million and $3.5 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2007 was $1.3 million and $3.9 million, respectively.
     During the three months ended September 30, 2008, based on communication it received from a customer, the Company determined that approximately $2.2 million of its intangible assets had no alternative future use and was impaired as a result of a customer’s change in technology requirements. The intangible asset relates to a contractual relationship acquired in the Velio acquisition during December 2003.

     The estimated future amortization expense of intangible assets as of September 30, 2008 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2008 (remaining 3 months)	$796
2009	2,708
2010	1,521
2011	1,193
2012	921
Thereafter	901

$8,040

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
     The second phase of the Hynix-Rambus trial — on patent infringement, validity and damages — began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims were invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. On July 17, 2006, the court granted Hynix’s motion for a new trial on the issue of damages unless Rambus agreed to a reduction of the total jury award to approximately $134 million. The court found that the record supported a maximum royalty rate of 1% for SDR SDRAM and 4.25% for DDR SDRAM, which the court applied to the stipulated U.S. sales of infringing Hynix products through December 31, 2005. On July 27, 2006, Rambus elected remittitur of the jury’s award to approximately $134 million. On June 24, 2008, the court heard oral argument on Rambus’ motion to supplement the damages award and for equitable relief related to Hynix’s infringement of Rambus patents. No opinion has issued to date on Hynix’s post-trial motions for judgment as a matter of law and new trial on certain issues relating to validity and infringement, nor has any opinion issued to date on Rambus’ motions for equitable relief, supplemental damages, and prejudgment interest. Hynix filed a motion on July 7, 2008 to reduce the amount of remitted damages and any supplemental damages that the court may award, as well as to limit the products that could be affected by any injunction that the court may grant, on the grounds of patent exhaustion. Following a hearing on August 29, 2008, the court denied Hynix’s motion.

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
     European Patent Infringement Case
     Beginning on September 4, 2000, Rambus filed suit against Hynix in multiple European jurisdictions for infringement of EP 0 525 068 (the “’068 patent”). Rambus later filed a further infringement action against Hynix in Mannheim, Germany on a second patent, EP 1 022 642 (the “’642 patent”). Both patents were opposed by Hynix, Micron, and Infineon in the European Patent Office (EPO). The ’068 patent was revoked by an Appeal Board in 2004, and a hearing in the opposition with respect to the ’642 patent has not yet been scheduled. On January 8, 2008, the Mannheim court issued an Order of Cost with respect to the ’068 proceeding requiring Rambus to reimburse Hynix court fees in the amount of $0.6 million. This amount has since been paid.
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
     This case has been divided into three phases in the same general order as in the Hynix 00-20905 action: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. A bench trial on Micron’s unclean hands defense began on November 8, 2007 and concluded on November 15, 2007. The court ordered post-trial briefing on the issue of when Rambus became obligated to preserve documents because it anticipated litigation. A hearing on that issue was held on May 20, 2008. The court ordered further post-trial briefing on the remaining issues from the unclean hands trial, and a hearing on those issues was held on September 19, 2008. The matter was taken under submission, and no decision has issued to date.
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
     In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied Hynix, Micron, Nanya, and Samsung’s (collectively, the “Manufacturers”) motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on twelve patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under the Ware patents in suit (U.S. Patent Nos. 6,493,789 and 6,496,897), and each party’s claims relating to those patents were dismissed with prejudice. One or more trials on Rambus’ patent infringement claims is set to begin on January 19, 2009.
     European Patent Infringement Cases
     On September 11, 2000, Rambus filed suit against Micron in multiple European jurisdictions for infringement of its ’068 patent (described above), which was later revoked. Additional suits were filed pertaining to the ’642 patent and a third Rambus patent, EP 1 004 956 (the “’956 patent”). Rambus’ suit against Micron for infringement of the ’642 patent in Mannheim, Germany, has not been active. The Mannheim court issued an Order of Cost with respect to the ’068 proceeding requiring Rambus to reimburse Micron attorneys fees in the amount of $0.45 million. This amount has since been paid.
     One proceeding in Italy relating to the ’642 patent was adjourned at a hearing on June 15, 2007, each party bearing its own costs. In two other proceedings in Italy relating to the ’956 patent, the court has scheduled hearings for May 6, 2009, regarding continuation of the proceedings. On September 29, 2005, Rambus received a letter from Micron seeking to toll a statute of limitations period in Italy for a purported cause of action resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserts that its damages allegedly caused by this seizure equal or exceed $30.0 million. Micron formally filed suit against Rambus relating to this seizure in February 2006. Rambus filed its written defense on April 24, 2006. The Italian court has ordered further briefing on issues related to Rambus’ suit in Italy for infringement of its ’068 patent. No decision has issued to date.
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
     In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on twelve patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under U.S. Patent Nos. 6,493,789 and 6,496,897, and each party’s claims relating to those patents were dismissed with prejudice. One or more trials on Rambus’ remaining patent infringement claims is set to begin on January 19, 2009.
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
     As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial as discussed below. In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the

Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on twelve patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under U.S. Patent Nos. 6,493,789 and 6,496,897, and each party’s claims relating to those patents were dismissed with prejudice. One or more trials on Rambus’ remaining patent infringement claims is set to begin on January 19, 2009.
     On August 11, 2008, the Court granted summary judgment in Rambus’ favor on Samsung’s claims for aiding and abetting a breach of fiduciary duty, intentional interference with contract, and certain aspects of Samsung’s unfair competition claim. On September 16, 2008, the Court entered a stipulation and order of dismissal with prejudice of certain of Samsung’s claims and defenses (including those based on Rambus’ alleged JEDEC conduct) and Rambus’ defenses corresponding to Samsung’s claims. A bench trial on the remaining claims and defenses that are unique to Samsung (breach of license, breach of duty of good faith and fair dealing, and estoppel based on those claims) was held between September 22 and October 1, 2008. Post-trial briefing on these issues as well as Samsung’s claims and defenses related to its allegations that Rambus spoliated evidence has been completed, but no decision has issued to date.
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
     Rambus filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (the “CAFC”) on August 16, 2006. Oral argument was heard on August 7, 2007. On April 29, 2008, the CAFC vacated the orders of the Virginia court denying Samsung’s application for attorney fees and entering findings with respect to the alleged spoliation of evidence. The CAFC held that the Virginia court’s findings with respect to alleged spoliation constituted an impermissible advisory opinion. The CAFC further held that Rambus’ offer to pay Samsung’s attorneys’ fees rendered the case moot, and that the Virginia court did not thereafter have independent jurisdiction to assess whether the case was exceptional. The CAFC remanded the matter to the Virginia court with the instruction that the court dismiss Samsung’s complaint. On May 30, 2008, the Virginia court dismissed Samsung’s complaint pursuant to the CAFC’s opinion.
     On July 28, 2008, Samsung filed a petition seeking review of the CAFC decision by the United States Supreme Court. On October 6, 2008, the United States Supreme Court denied Samsung’s petition.
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
     On August 2, 2006, the FTC released its July 31, 2006, opinion and order reversing and vacating the Initial Decision and determining that Rambus violated Section 5 of the Federal Trade Commission Act. Following further briefing and oral argument on issues relating to remedy, the FTC released its opinion and order on remedy on February 5, 2007. The remedy order set the maximum royalty rate that Rambus could collect on the manufacture, use or sale in the United States of certain JEDEC-compliant parts after the effective date of the Order. The order also mandated that Rambus offer a license for these products at rates no higher than the maximums set by the FTC, including a further cap on rates for the affected non-memory products. The order further required Rambus to take certain steps to comply with the terms of the order and applicable disclosure rules of any standard setting organization of which it may become a member.
     The FTC’s order explicitly did not set maximum rates or other conditions with respect to Rambus’ royalty rates for DDR2 SDRAM, other post-DDR JEDEC standards, or for non-JEDEC-standardized technologies such as those used in RDRAM or XDR DRAM.
     On March 16, 2007, the FTC issued an order granting in part and denying in part Rambus’ motion for a stay of the remedy pending appeal. The March 16 order permitted Rambus to acquire rights to royalty payments for use of the patented technologies affected by the February 2 remedy order during the period of the stay in excess of the FTC-imposed maximum royalty rates on SDRAM and DDR SDRAM products, provided that funds above the maximum allowed rates be either placed into an escrow account to be distributed, or payable pursuant a contingent contractual obligation, in accordance with the ultimate decision of the court of appeals. In an opinion accompanying its order, the FTC clarified that it intended its remedy to be “forward-looking” and “prospective only,” and therefore unlikely to be construed to require Rambus to refund royalties already paid or to restrict Rambus from collecting royalties for the use of its technologies during past periods.
     On April 27, 2007, the FTC issued an order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order. The FTC’s order and accompanying opinion on Rambus’ petition for reconsideration clarified the remedy order in certain respects. For example, (a) the FTC explicitly stated that the remedy order did not require Rambus to make refunds or prohibit it from collecting royalties in excess of maximum allowable royalties that accrue up to the effective date of the remedy order; (b) the remedy order was modified to specifically permit Rambus to seek damages in litigation up to three times the specified maximum allowable royalty rates on the ground of willful infringement and any allowable attorneys’ fees; and (c) under the remedy order, licensees were permitted to pay Rambus a flat fee in lieu of running royalties, even if such an arrangement resulted in payments above the FTC’s rate caps in certain circumstances.
     Rambus appealed the FTC’s liability and remedy orders to the United States Court of Appeals for the District of Columbia (the “CADC”). Oral argument was heard February 14, 2008. On April 22, 2008, the CADC issued an opinion which requires vacatur of the FTC’s orders. The CADC held that the FTC failed to demonstrate that Rambus’ conduct was exclusionary, and thus failed to establish its allegation that Rambus unlawfully monopolized any relevant market. The CADC’s opinion set aside the FTC’s orders and remanded the matter to the FTC for further proceedings consistent with the opinion. Regarding the chance of further proceedings on remand, the CADC expressed serious concerns about the strength of the evidence relied on to support some of the Commission’s crucial findings regarding the scope of JEDEC’s patent disclosure policies and Rambus’ alleged violation of those policies. On August 26, 2008, the CADC denied the FTC’s petition to rehear the case en banc. On October 16, 2008, the FTC issued an order explicitly authorizing Rambus to receive amounts above the maximum rates allowed by the FTC’s now-vacated order payable pursuant to any contingent contractual obligation.
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
     On May 28, 2008, defendants filed a motion for judgment on the pleadings in their favor on what they refer to as Rambus’ cause of action for “price fixing in and of itself.” At a hearing held on July 23, 2008, the San Francisco court denied defendants’ motion from the bench. A hearing on Rambus’ motion for summary judgment on the grounds that Micron’s cross-complaint is barred by the statute of limitations was held on August 1, 2008. At the hearing, the San Francisco court granted Rambus’ motion as to Micron’s first cause of action (alleged violation of California’s Cartwright Act) and continued the motion as to Micron’s second and third causes of action (alleged violation of unfair business practices act and alleged intentional interference with prospective economic advantage). No further order has issued on Rambus’ motion.
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

     On October 18, 2006, the Board of Directors formed a Special Litigation Committee (the “SLC”) to evaluate potential claims or other actions arising from the stock option granting activities. The Board of Directors appointed J. Thomas Bentley, Chairman of the Audit Committee, and Abraham Sofaer, a retired federal judge and Chairman of the Legal Affairs Committee, both of whom joined the Rambus Board of Directors in 2005, to comprise the SLC.
     On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to the Company exceeds $6.5 million in cash and estimated equivalent value as well as substantial additional value to the Company relating to the relinquishment of claims to over 2.7 million stock options. The SLC stated its intention to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. Pursuant to the parties’ agreement, that motion was taken off calendar.
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
     Subject to court approval, the parties have agreed in principle to settle In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement, which is subject to review by the court, provides for a payment by Rambus of $2.0 million and would lead to a dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen, in these actions. The $2.0 million was accrued for during the quarter ended June 30, 2008 within accrued litigation expenses.
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
     On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Following several rounds of motions to dismiss, on April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. Rambus’ motion to dismiss the amended complaint was heard on September 12, 2008. The court took the matter under submission, and no decision has issued to date.
     On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. Rambus’ response to the complaint is not yet due.

     On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statutes as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint, and a hearing is scheduled for December 5, 2008.
     NVIDIA Litigation
     U.S District Court in the Northern District of California
     On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for at least the SDR, DDR, DDR2, DDR3, GDDR and GDDR3 technologies infringe 17 patents. On August 29, 2008, NVIDIA filed a motion to dismiss or strike the complaint, or in the alternative, for more definite statement. A hearing is currently scheduled for November 14, 2008. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897.
     U.S. District Court in the Middle District of North Carolina
     On July 11, 2008, one day after Rambus filed suit, NVIDIA filed its own action against Rambus in the U.S. District Court for the Middle District of North Carolina alleging that Rambus committed antitrust violations of the Sherman Act; committed antitrust violations of North Carolina law; and engaged in unfair and deceptive practices in violation of North Carolina law. NVIDIA seeks injunctive relief, damages, and attorneys’ fees and costs. On September 8, 2008, Rambus filed a motion to dismiss the complaint. On September 17, 2008, Rambus filed a motion to transfer this action to the Northern District of California where Rambus’ first-filed patent infringement suit is pending against NVIDIA. No hearing dates have been scheduled for either of these motions, and no rulings have issued to date.
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
     The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”
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

     The following table summarizes the valuation of our cash equivalents and marketable securities by the above SFAS No. 157 pricing levels as of September 30, 2008:

As of September 30, 2008
Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$375,946	$84,819	$291,127	$—
     The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008		As of December 31, 2007
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
Convertible notes	$160,000	$158,710	$160,000	$164,482
     The fair value of the convertible notes are determined based on recent quoted market prices for these notes. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximate fair value due to their short maturities.
     The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income, net” in the condensed consolidated statement of operations. As of September 30, 2008 and December 31, 2007, the Company has not incurred any impairment loss on its investments.
     The Company has adopted SFAS No. 159 effective January 1, 2008. The Company has not elected the fair value option for financial instruments not already carried at fair value.

15. Restructuring Costs
     During the third quarter of 2008, the Company initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.5 million and non-cash employee severance of approximately $0.5 million of stock-based compensation expense. The total restructuring charge for the three and nine month period ended September 30, 2008 was approximately $4.0 million. The Company paid approximately $1.6 million of severance and benefits during the quarter. The remaining $1.9 million of severance and benefits will be paid during the fourth quarter of 2008. The Company expects to complete its restructuring activities during the fourth quarter of 2008.
     The following table provides a summary of the restructuring activities for the period indicated:

	Employee	Employee
	Termination/Severance	Termination/Severance
	and Related Benefits	and Related Benefits	Other Expenses
	Cash	Non-Cash		Total

	(in thousands)
Balance at December 31, 2007	$—	$—	$—	$—
Charges to operations	3,477	547	—	4,024
Charges utilized/paid	(1,553)	(547)	—	(2,100)

Balance at September 30, 2008	$1,924	$—	$—	$1,924

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
     As of September 30, 2008, our chip interface technologies are covered by more than 730 U.S. and foreign patents. Additionally, we have approximately 500 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide a higher performance, lower risk, and more cost-effective alternative for our customers than can be achieved through their own internal research and development efforts.
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
     We have a high degree of revenue concentration, with our top five licensees representing approximately 72% and 67% of our revenue for the three and nine months ended September 30, 2008, respectively. This compares with the three and nine months ended September 30, 2007, in which revenue from our top five licensees accounted for approximately 68% of our revenue respectively. For the three months ended September 30, 2008, revenue from Fujitsu, Matsushita, NEC, AMD and Sony each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2008, revenue from Fujitsu, Elpida, Sony, AMD, Matsushita and NEC each accounted for 10% or more of our total revenue. For the three months ended September 30, 2007, revenue from Qimonda, Fujitsu, Elpida and Toshiba each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2007, revenue from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenue.
     Our revenue from companies headquartered outside of the United States accounted for approximately 80% and 82% of our total revenue for the three and nine months ended September 30, 2008, respectively, as compared to 84% and 85% for the three and nine months ended September 30, 2007, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenue from sources outside the United States for the foreseeable future.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Royalties	87.7%	84.7%	86.9%	84.8%
Contract revenue	12.3%	15.3%	13.1%	15.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenue*	15.7%	13.9%	17.6%	13.5%
Research and development*	59.5%	43.9%	56.3%	43.3%
Marketing, general and administrative*	106.3%	71.7%	84.2%	57.1%
Restructuring costs*	13.7%	—%	3.8%	—%
Impairment of asset	7.3%	—%	2.1%	—%
Costs of restatement and related legal activities	1.3%	10.0%	3.4%	13.4%

Total costs and expenses	203.8%	139.5%	167.4%	127.3%

Operating loss	(103.8)%	(39.5)%	(67.4)%	(27.3)%
Interest and other income, net	9.2%	13.5%	9.7%	11.8%

Loss before income taxes	(94.6)%	(26.0)%	(57.7)%	(15.5)%
Provision for (benefit from) income taxes	0.3%	(10.4)%	118.9%	(6.1)%

Net loss	(94.9)%	(15.6)%	(176.6)%	(9.4)%

* Includes stock-based compensation:
Cost of contract revenue	4.5%	3.2%	4.4%	2.9%
Research and development	11.3%	7.6%	10.5%	7.0%
Marketing, general and administrative	14.9%	9.9%	12.3%	10.4%
Restructuring costs	1.9%	—%	0.5%	—%

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Total Revenue
Royalties	$25.8	$35.3	(27.0)%	$91.2	$118.3	(22.9)%
Contract revenue	3.6	6.4	(43.1)%	13.7	21.1	(35.2)%

Total revenue	$29.4	$41.7	(29.5)%	$104.9	$139.4	(24.8)%

Royalty Revenue
Patent Licenses
     In the three and nine months ended September 30, 2008, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $9.8 million and $31.8 million for SDR and DDR-compatible products in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily due to decreased royalty revenue from Qimonda, Fujitsu and Elpida.
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

     On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring us to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties we can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). On June 6, 2008, the FTC petitioned the CADC to rehear the case en banc. On August 26, 2008 the Court denied the FTC’s petition for rehearing of this matter en banc, and on September 9, 2008, the Court issued its mandate setting aside the FTC’s order and instructing the FTC to take actions consistent with the Court’s ruling. The FTC did not seek, nor did it receive, a stay of the Court’s ruling, and thus the FTC’s order in the case has been vacated. On October 16, 2008, the FTC issued an order (“FTC Disposition Order”) authorizing Rambus to receive the excess consideration that customers have previously deducted from their quarterly payments made to Rambus under the Patent License Agreement.
     At the time of the issuance of the mandate on September 9, 2008, $6.2 million had been determined as amounts in excess of MAR and had been excluded from revenue. As the FTC’s order has been vacated, we will recognize the previously unrecognized revenue in excess of MAR of $6.2 million as revenue when the corresponding cash payments are received. In the three months ended September 30, 2008, $0.9 million of the amounts in excess of MAR was previously received and recognized as revenue in Q3’08. The remaining $5.3 million will be recognized when the payments are received from the customers.
Product Licenses
     In the three and nine months ended September 30, 2008, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased approximately $0.6 million and $4.3 million during the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. This increase was primarily due to higher royalties from DDR and serial link-compatible products. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix.
     In the three and nine months ended September 30, 2008, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased approximately $0.4 million and increased approximately $0.4 million during the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. The variance was primarily due to the fluctuation of royalties from RDRAM controllers.
Contract Revenue
Percentage-of-Completion Contracts
     Percentage of completion contract revenue decreased approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007 due to lower revenue from various leadership chip interface contracts. We believe that percentage-of-completion contract revenue recognized will continue to fluctuate over time, based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.
Other Contracts
     Revenue for other contracts decreased approximately $2.3 million and $6.1 million for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding period in 2007 due to decreased revenue from leadership chip interface contracts including FlexIO and XDR and industry standard chip interface contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.

Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Engineering costs
Cost of contract revenue	$3.3	$4.5	(26.0)%	$13.8	$14.8	(6.8)%
Stock-based compensation	1.3	1.3	(0.9)%	4.6	4.1	13.2%

Total cost of contract revenue	4.6	5.8	(20.3)%	18.4	18.9	(2.5)%

Research and development	14.2	15.1	(6.2)%	48.0	50.5	(4.9)%
Stock-based compensation	3.3	3.2	4.3%	11.0	9.8	12.0%

Total research and development	17.5	18.3	(4.4)%	59.0	60.3	(2.1)%

Total engineering costs	$22.1	$24.1	(8.2)%	$77.4	$79.2	(2.2)%

     Total engineering costs decreased 8.2% for the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to utilization or reversal of previously recognized loss contract provisions and decreases in salaries and related support costs in connection with the restructuring. Bonus expense in the third quarter of 2008 was also lower due to performance metrics which were not achieved. In addition, amortization of intangible assets in the third quarter of 2008 was lower due to the completion of amortization of certain intangibles in the second quarter of 2008.
     Total engineering costs decreased 2.2% for the nine months ended September 30, 2008 as compared to the same period in 2007 due to the one-time tax reimbursement expenses of approximately $4.1 million recorded in the first quarter of 2007 which was partially offset by increases in 2008 in stock-based compensation expense, salary expenses and patent expenses. The tax reimbursement expenses were associated with our decision to reimburse current and former non-executive employees for Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. In addition, the bonus expense for the nine months ended September 30, 2008 was lower than the comparable 2007 period due to performance metrics which were not achieved.
     In certain periods, the estimated cost of contract revenue may exceed contract revenue that did not factor in the expected stream of future royalty payments. This can be further impacted by timing of expensing of pre-contract costs as research and development expenses and the cost to complete contracts where the realizability of an asset is uncertain. As of September 30, 2008, the Company had accrued a liability of approximately $0.8 million related to estimated loss revenue contracts. Loss revenue contract costs are recognized in cost of contract revenue when such loss is determined.
     In the near term, we expect engineering costs will decline as a result of our cost reduction initiative undertaken in the third quarter of 2008.
Marketing, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$11.2	$14.1	(20.5)%	$37.5	$41.9	(10.3)%
Litigation expense	15.7	11.7	34.3%	38.0	23.3	62.8%
Stock-based compensation	4.4	4.1	5.6%	12.9	14.5	(11.1)%

Total marketing, general and administrative costs	$31.3	$29.9	4.6%	$88.4	$79.7	11.0%

     Total marketing, general and administrative costs increased 4.6% and 11.0% for the three and nine months ended September 30, 2008, respectively, as compared to the comparable periods in 2007.

     The increase for the three month period ended September 30, 2008 from the comparable period in 2007 was due primarily to increased litigation expenses related to certain cases that went to trial during the third quarter of 2008 as well as preparation for upcoming trials. This increase was partially offset by lower bonus expense due to performance metrics which were not achieved, and lower general legal, marketing and advertising, and professional fees.
     The increase for the nine month period ended September 30, 2008 was due primarily to increased litigation expenses of $14.7 million, of which a majority of the expenses were related to major cases that went to trial during 2008 as well as preparation for upcoming trials. The decrease in stock-based compensation expense for the nine month period ended September 30, 2008 from the comparable period in 2007 was due primarily to the one-time equity award modification charges related to extensions of expiring options recorded in 2007. Non-litigation related marketing, general and administrative expenses also decreased in the nine month period ended September 30, 2008 from the comparable period in 2007 primarily due the one-time tax reimbursement expenses of approximately $2.5 million recorded in the first quarter of 2007. The tax reimbursement expenses were associated with our decision in 2007 to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. In addition, bonus expense during the nine month period ended September 30, 2008 was lower than in the comparable period in 2007 due to performance metrics which were not achieved, and overall marketing and advertising expenses were decreasing in 2008.
     In the future, marketing, general and administrative costs will vary from period to period based on the advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities, but are expected to remain at levels higher than 2007 for the foreseeable future. In the near term, we expect marketing, general and administrative costs will decline as a result of our cost reduction initiative undertaken in the third quarter of 2008.
Restructuring costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Restructuring costs	$4.0	$—	NA	$4.0	$—	NA

     During the third quarter of 2008, we initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.5 million and non-cash employee severance of approximately $0.5 million of stock-based compensation expense. The total restructuring charge for the three month period ended September 30, 2008 was approximately $4.0 million. We paid approximately $1.6 million of severance and benefits during the quarter. The remaining $1.9 million of severance will be paid during the fourth quarter of 2008. We expect cash savings of approximately $17.0 million annually as a result of our restructuring measures. We expect to complete our restructuring activities during the fourth quarter of 2008. We plan to fund the remaining cash restructuring costs with cash flows generated from operating activities.
Impairment of Intangible asset:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Impairment of intangible asset	$2.2	$—	NA	$2.2	$—	NA

     During the three months ended September 30, 2008, we determined that approximately $2.2 million of our intangible assets had no alternative future use and was impaired as a result of a customer’s change in technology requirements. The intangible asset relates to a contractual relationship acquired in the Velio acquisition during December 2003.

Costs of restatement and related legal activities:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Cost of restatement and related legal activities	$0.4	$4.2	(90.6)%	$3.6	$18.6	(80.9)%

     Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
     Costs of restatement and related legal activities were $0.4 million and $3.6 million for the three and nine months ended September 30, 2008, respectively, due primarily to litigation expenses associated with the derivative lawsuit related to this stock option investigation. Costs in the third quarter and first nine months of 2008 were significantly lower than in the third quarter and first nine months of 2007 because the majority of the investigation was completed during 2007. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.
Interest and other income, net:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Interest and other income, net	$2.7	$5.6	(52.1)%	$10.2	$16.5	(38.1)%

     Interest and other income, net consists primarily of interest income generated from investments in high quality fixed income securities as well as changes in exchange rates. The decrease in interest and other income, net for the three and nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to lower average investment balances and lower yields on invested balances during the periods ended September 30, 2008.
     In the future, we expect that interest and other income, net, will vary from period to period based on the amount of cash and marketable securities, interest rates and foreign currency exchange rates.
Provision for (benefit from) income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2008	2007	Percentage	2008	2007	Percentage
Provision for (benefit from) income taxes	$0.1	$(4.3)	NM	$124.7	$(8.5)	NM

Effective tax rate	(0.3)%	40.0%		(206.2)%	39.3%

*	NM — percentage is not meaningful as the change is too large.
     Our effective tax rate for the three and nine months ended September 30, 2008 is lower and higher than the U.S. statutory tax rate applied to our net losses, respectively, primarily due the establishment of a full valuation allowance on our U.S. net deferred tax assets.
     Our effective tax rate for the three and nine months ended September 30, 2007 was higher than the U.S. statutory tax rate primarily due to research and development tax credits, non-deductible stock-based compensation expense related to our executives and other employees, state income taxes and foreign income taxes.
     For the quarter ended June 30, 2008, we recorded a non-cash income tax provision of $130.5 million to establish a valuation allowance. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. As previously disclosed in the Form 10-K for the year ended December 31, 2007, our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the semiconductor industry.

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
Liquidity and Capital Resources

	As of
	September 30,	December 31,
	2008	2007
	(In millions)
Cash and cash equivalents	$106.8	$119.4
Marketable securities	272.2	321.5

Total cash, cash equivalents, and marketable securities	$379.0	$440.9

	Nine Months Ended
	September 30,
	2008	2007
	(In millions)
Net cash provided by (used in) operating activities	$(34.1)	$19.0
Net cash provided by investing activities	$40.3	$181.1
Net cash used in financing activities	$(18.9)	$(4.3)
Liquidity
     Although we used cash for operating activities in the first three quarters of 2008, we continue to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first three quarters of 2008 were funded primarily from investing activities, as investments in marketable securities matured and were not reinvested.
     Operating Activities
     Cash used in operating activities of $34.1 million for the nine months ended September 30, 2008 was primarily attributable to the net loss for the period adjusted for non-cash items, including the tax provision related to the deferred tax asset valuation allowance, stock-based compensation expense, depreciation and amortization expense, and impairment of an asset. The increased working capital for the nine months ended September 30, 2008 was primarily due to of a decrease in accrued litigation expenses due to payments related to the class action lawsuit settlement.
     Cash provided by operating activities of $19.0 million for the nine months ended September 30, 2007 was primarily attributable to the net loss for the period adjusted for non-cash items including stock-based compensation expense, and depreciation and amortization expense. Changes in non-cash working capital for the nine months ended September 30, 2007 included increases in prepaid and other assets due primarily to prepaid software maintenance agreements and deferred tax assets resulting from our operating loss offset by a net increase in accounts payable primarily due to restatement and related legal expenses and capitalized software license maintenance agreements.
     We plan to fund the remaining cash restructuring costs with cash flows generated from operating activities.

     Investing Activities
     Cash provided by investing activities of approximately $40.3 million for the nine months ended September 30, 2008 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $352.3 million, of which only $304.6 million was reinvested in available-for-sale marketable securities. We also paid $8.2 million related to acquired property and equipment, primarily computer software licenses.
     Cash provided by investing activities for the nine months ended September 30, 2007 primarily consisted of proceeds from the maturities of available-for-sale investments of $616.1 million, offset by purchases of available-for-sale investments of $428.2 million.
     Financing Activities
     Cash used in financing activities was $18.9 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, proceeds from issuance of stock from employee stock plans totaled approximately $17.3 million. In addition, we repurchased stock with an aggregate value of $34.9 million under our share repurchase program — refer to “Share Repurchase Program” below. The Company also made installment payments in regards to an acquire software license.
     We did not engage in any stock-related financing activities for the nine months ended September 30, 2007 primarily due to the stock option investigation and restatement, during which time we suspended our common stock repurchase program and suspended employee stock option exercises and purchases under our employee stock purchase plan. We used approximately $4.3 million to make payments under installment payment arrangements during that period.
     We currently anticipate that existing cash and cash equivalent balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months as well as satisfy our cash requirement to redeem our convertible notes due in 2010. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. We may also incur additional expenditures related to future potential restructuring activities. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to the protection of our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Contractual Obligations
     On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. We elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, we repurchased a total of $140.0 million face value of the outstanding convertible notes in 2005. As of September 30, 2008, there were $160.0 million of convertible notes outstanding which were classified as a non-current liability in the accompanying condensed consolidated balance sheets.
     As of September 30, 2008, our material contractual obligations were:

	Payments Due by Year
		Remainder
	Total	of 2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Contractual obligations(1)
Operating leases	$17,404	$2,624	$7,381	$6,277	$645	$477	$—
Convertible notes	160,000	—	—	160,000	—	—	—
Purchased software license agreements(2)	1,014	507	507	—	—	—	—

Total	$178,418	$3,131	$7,888	$166,277	$645	$477	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48 of approximately $14.1 million, including $11.1 million recorded as a reduction of long-term deferred tax assets and $3.0 million in long-term income taxes payable, as of September 30, 2008. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms greater than one year. The above table summarizes those contractual obligations as of September 30, 2008, which are also included on our condensed consolidated balance sheets under current and other long-term liabilities.
Share Repurchase Program
     In October 2001, the Board approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. For the three months ended September 30, 2008, 0.6 million shares were repurchased with an aggregate value of $10.0 million. During the nine months ended September 30, 2008, we repurchased approximately 2.0 million shares with an aggregate value of $34.9 million. As of September 30, 2008, we had repurchased a cumulative total of approximately 15.2 million shares of our Common Stock with an aggregate value of approximately $219.5 million since the commencement of this program. As of September 30, 2008, there remained an outstanding authorization to repurchase approximately 3.8 million shares of our outstanding Common Stock.
     We record stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” we record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the nine months ended September 30, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $32.2 million was recorded as an increase to accumulated deficit for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we did not repurchase any Common Stock.
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
     We invest our cash equivalents and short-term marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Repurchase Agreements, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2008, we had an investment portfolio of fixed income marketable securities of $375.9 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of September 30, 2008, the fair value of the portfolio would decline by approximately $0.6 million. Actual results may differ materially from this sensitivity analysis.
     We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of small business development offices in any one country and one design center in India. We monitor our foreign currency exposure; however, as of September 30, 2008, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

     The table below summarizes the fair value, book value, unrealized gain (loss), net and related weighted rate of return for our marketable securities portfolio as of September 30, 2008 and December 31, 2007.

	September 30, 2008
				Weighted
			Unrealized	Rate of
Available-for-sale securities (dollars in thousands)	Fair Value	Book Value	Gain (Loss), net	Return
Money Market Funds	$84,819	$84,819	$—	1.74%
Municipal Bonds and Notes	1,004	1,000	4	3.85%
U.S. Government Bonds and Notes	191,604	192,015	(411)	3.04%
Corporate Notes, Bonds, and Commercial Paper	98,519	99,390	(871)	3.01%

Total cash equivalents and marketable securities	375,946	377,224	(1,278)
Cash	3,026	3,026	—

Total cash, cash equivalents and marketable securities	$378,972	$380,250	$(1,278)

	December 31, 2007
				Weighted
			Unrealized	Rate of
Available-for-sale securities (dollars in thousands)	Fair Value	Book Value	Gain, net	Return
Money Market Funds	$104,836	$104,836	$—	4.82%
Municipal Bonds and Notes	3,008	3,000	8	4.81%
U.S. Government Bonds and Notes	108,660	108,568	92	4.39%
Corporate Notes, Bonds, and Commercial Paper	219,734	219,668	66	4.90%

Total cash equivalents and marketable securities	436,238	436,072	166
Cash	4,644	4,644	—

Total cash, cash equivalents and marketable securities	$440,882	$440,716	$166

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our CEO and CFO. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal control over financial reporting.
     Based on this evaluation, our management, including our CEO and CFO, has concluded that the Company has made substantial progress in remediating the material weakness described below. We will continue to monitor remediation throughout the year and final assessment will be determined as part of year end testing of internal control over financial reporting.
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
Implemented or Planned Remedial Actions of the Material Weakness
     In response to the identification of the material weakness described above, management initiated the following corrective actions:
•	During the quarter ended December 31, 2007, we hired a new VP of Finance, with experience in public accounting as well as in senior accounting roles in a public company, who oversees all of our accounting functions.

•	During the quarter ended December 31, 2007, and prior to filing the financial statements, we hired two Assistant Corporate Controllers; one to oversee revenue recognition and financial systems and the other to oversee external reporting. We have also hired a General Ledger and Consolidations Manager.

•	During the quarter ended December 31, 2007, we required all of our finance, accounting and stock administration staff to attend training in various areas of U.S. generally accepted accounting principles. In this regard, members of our finance, accounting and operations departments have attended revenue recognition, SEC reporting and stock administration training in the fourth quarter of 2007.

•	We have on-going efforts to improve communications between finance personnel responsible for completing reviews of our accrual accounts and operations personnel responsible for the execution of the work on those transactions and have instituted quarterly close meetings involving finance and operations personnel; and

•	We are continuing our efforts to review our internal control over financial reporting with the intent to automate previously manual processes specifically in the areas of legal billing administration.
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
     If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three and nine months ended September 30, 2008, research and development expenses were $17.5 million and $59.0 million, respectively, including stock-compensation of approximately $3.3 million and $11.0 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as hiring additional employees.
Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 72% and 67% of our revenue for the three and nine months ended September 30, 2008, respectively. This compares with the three and nine months ended September 30, 2007, in which revenue from our top five licensees accounted for approximately 68% of our revenue, respectively. For the three months ended September 30, 2008, revenue from Fujitsu, Matsushita, NEC, AMD and Sony each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2008, revenue from Fujitsu, Elpida, Sony, AMD, Matsushita and NEC each accounted for 10% or more of our total revenue. For the three months ended September 30, 2007, revenue from Qimonda, Fujitsu, Elpida and Toshiba each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2007, revenue from Fujitsu, Qimonda and Elpida each accounted for 10% or more of our total revenue. We may continue to experience significant revenue concentration for the foreseeable future.
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
Our business and operating results may be harmed if we are unable to manage growth in our business or if we undertake any restructuring activities.
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
     From time to time, we may undertake to restructure our business, such as the reduction in our workforce that we announced in August 2008. There are several factors that could cause a restructuring to have an adverse effect on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
Unanticipated changes in our tax rates or in the tax laws and regulations could expose us to additional income tax liabilities which could affect our operating results and financial condition.
     We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision (benefit) for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations as well as other factors. For example, the state of California has enacted regulations which limit the use of net operating losses and certain tax credits, including research and development credits, in 2008 and 2009 which could lead to an increase in our effective tax rate. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.
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
     As the semiconductor industry is highly cyclical, significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints could affect the semiconductor industry. We believe we currently are experiencing such a period of economic downturn. As a result, we may face a reduced number of licensing wins, tightening of customers’ operating budgets, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.
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
     Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenue in any particular period, it is difficult for us to accurately forecast revenue and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:
•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications, such as the Sony PLAYSTATION ® 3;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of the timing and amount of any litigation expenses;

•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts;

•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own; and

•	changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees.
     For the three and nine months ended September 30, 2008, royalties accounted for 87.7% and 86.9%, respectively, and for the three and nine months ended September 30, 2007, royalties accounted for 84.7% and 84.8%, respectively, of our total revenue, and we believe that royalties will continue to represent a majority of total revenue for the foreseeable future. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectibility is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

Current economic conditions may adversely affect our industry, business and results of operations.
     The U.S. and world economies are undergoing a period of slowdown or recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has and could further lead to reduced consumer and business spending in the foreseeable future, including amongst our licensees and the purchasers of their products. If such spending continues to slow down or decrease, our industry, business and results of operations may be adversely impacted
A substantial portion of our revenue is derived from sources outside of the United States and these revenue and our business generally are subject to risks related to international operations that are often beyond our control.
     For the three and nine months ended September 30, 2008, revenue from our sales to international customers constituted approximately 80% and 82% of our total revenue, respectively, and for the three and nine months ended September 30, 2007, revenue from our sales to international customers constituted approximately 84% and 85% of our total revenue, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development), Germany (business development) and Korea (business development). As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
     Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “RMBS.” The trading price of our Common Stock has been subject to wide fluctuations which may continue in the future in response to, among other things, the following:
•	any progress, or lack of progress, in the development of products that incorporate our chip interfaces;

•	our signing or not signing new licensees;

•	new litigation or developments in current litigation as discussed above;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results;

•	developments with respect to patents or proprietary rights and other events or factors;

•	any delisting of our Common Stock from The Nasdaq Global Select Market; and

•	changes in general market sentiment due to macroeconomic and geopolitical factors.
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
     In addition to private litigations, we are involved in proceedings brought against us by one or more government agencies and we may become involved in future proceedings by other government agencies. The FTC brought an administrative action against us alleging, among other things, that we had failed to disclose certain patents and patent applications during our membership in JEDEC while it established SDRAM standards and that we, therefore, should be precluded from enforcing certain of our intellectual property rights in patents with a priority date prior to June 1996. See Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the FTC action. At the conclusion of this proceeding, the FTC found that our conduct at JEDEC was improper and issued an order on February 2, 2007, that, among other things, limited the royalty rates we may charge to license certain patents that cover certain JEDEC-compliant SDR and DDR SDRAM memory and controller products sold after April 12, 2007. On April 22, 2008, the U.S. Court of Appeals for the D.C. Circuit overturned the FTC decisions regarding Rambus, and vacated the FTC’s orders. The FTC has not decided whether to file a petition for certiorari with the U.S. Supreme Court. Additionally, the European Commission has instituted similar proceedings against us but has not yet issued a decision. These proceedings, or one by any other governmental agency, may result in adverse determination against us or in other outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenue to decline substantially. The pendency of these two cases has impaired our ability to enforce or license our patents or collect royalties from existing or potential licensees, as such existing or potential licensees may await the final outcome of these cases before agreeing to new licenses or pay royalties.
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
     On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda (formerly Infineon’s DRAM operations) in October 2006 in connection with Infineon’s spin-off of Qimonda. The settlement and license agreement, among other things, requires Qimonda to pay to us an aggregate payment of $50.0 million in quarterly installments of approximately $5.85 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payment decreased to $3.2 million in the fourth quarter of 2007, and has ceased as of the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers. We may not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations under the settlement and license agreement to pay to us additional amounts, thereby reducing the value of the settlement and license agreement to us.
An acquisition by Qimonda of a third party DRAM manufacturer could make it more difficult for us to obtain royalty rates we believe are appropriate and could reduce the number of companies in our antitrust litigation.
     The Company recently amended its patent license agreement with Qimonda. The amended license grants a supplemental term license of approximately the same scope as the original term license originally provided for in the agreement, but specifies that in the event Infineon ceases to control or otherwise own a majority of Qimonda shares, certain competitors would not accede to this license upon such competitor’s acquisition of control of Qimonda. Furthermore, such acquiring competitor would not receive the benefit of a release from Rambus for past damages, including past infringement of Rambus’ patent portfolio. To the extent that Qimonda acquires another company, including such certain competitors, the acquired company would accede to the license and would be eligible to receive the benefit of the release from Rambus for past damages. Following such an acquisition by Qimonda, the combined entity would be required to pay a stepped up payment calculated in accordance with the percentage increase in the DRAM volume brought about by the acquisition. Such an increase in the payments could make it more difficult for us to obtain the royalties we believe are appropriate from the market as a whole. Such an acquisition by Qimonda of any of the certain competitors would in addition reduce the number of companies from which we may seek compensation for the antitrust injury alleged by us in our pending price-fixing action in San Francisco. Except in the case of the certain competitors, the extension of any such benefits to a third party entity, whether acquiring control or otherwise a majority of shares of Qimonda or being acquired by Qimonda, could, in addition, result in the release of claims to such third party entity, thus reducing the number of companies from which we may seek compensation for patent damages.

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

RAMBUS INC.
Date: October 30, 2008	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed September 14, 2000.

3.3(3)	Amended and Restated Bylaws of Registrant dated November 13, 2007.

10.1(4)	Amendment No. 1 to Settlement and License Agreement, dated as of July 8, 2008, by and between Registrant and Qimonda AG.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 10-Q filed on August 4, 2008.

(4)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.