Form 10-K
period 2008-12-31
RAMBUS INC
filed 2009-02-26
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-22339

RAMBUS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3112828 (I.R.S. Employer Identification Number)
4440 El Camino Real Los Altos, California (Address of principal executive offices)	94022 (Zip Code)

Registrant’s telephone number, including area code:
(650) 947-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	(The Nasdaq Global Select Market	)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $1.19 billion based upon the closing price reported for such date on The Nasdaq Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 104,345,088 as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on April 30, 2009 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Outcome and effect of current and potential future intellectual property litigation;

•	Litigation expenses;

•	Resolution of the European Commission matters involving us;

•	Protection of intellectual property;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Amounts owed under licensing agreements;

•	Terms of our licenses;

•	Indemnification and technical support obligations;

•	Success in the markets of our or our licensees’ products;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Product development;

•	Sources of competition;

•	Pricing policies of our licensees;

•	Success in renewing license agreements;

•	Operating results;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Methods, estimates and judgments in accounting policies;

•	Growth in our business;

•	Acquisitions, mergers or strategic transactions;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	Accounting, tax, regulatory, legal and other outcomes and effects of the stock option investigation;

•	Consequences of the lawsuits related to the stock option investigation;

•	The level and terms of our outstanding debt;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Interest and other income, net;

•	Adoption of new accounting pronouncements;

•	Likelihood of paying dividends;

•	Effects of changes in the economy and credit market on our industry and business; and

•	Restructuring activities.

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

Advanced Micro Devices Inc.	AMD
ARM Holdings plc	ARM
Cadence Design Systems, Inc.	Cadence
Cisco Systems, Inc.	Cisco
Elpida Memory, Inc.	Elpida
Fujitsu Limited	Fujitsu
GDA Technologies, Inc.	GDA
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM

Joint Electron Device Engineering Council	JEDEC
Juniper Networks, Inc.	Juniper
Matsushita Electrical Industrial Co.	Matsushita
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NEC
Optical Internetworking Forum	OIF
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Peripheral Component Interconnect — Special Interest Group	PCI-SIG
Renesas Technology Corporation	Renesas
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics	ST Micro
Synopsys Inc.	Synopsys
Tessera Technologies, Inc.	Tessera
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba
Velio Communications	Velio

Item 1.	Business

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

We design, develop and license chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the performance, power efficiency, time-to-market and cost-effectiveness of our customers’ semiconductor and system products for computing, gaming and graphics, consumer electronics and mobile applications.

As of December 31, 2008, our chip interface technologies are covered by more than 735 U.S. and foreign patents. Additionally, we have approximately 500 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide our customers a means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.

Our primary method of providing interface technologies to our customers is through our patented innovations. We license our broad portfolio of patented inventions to semiconductor and system companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. Patent license agreements are generally royalty bearing.

We also develop a range of solutions including “leadership” (which are Rambus-proprietary interfaces or architectures widely licensed to our customers) and industry-standard chip interfaces that we provide to our customers under license for incorporation into their semiconductor and system products. Due to the often complex nature of implementing state-of-the art chip interface technology, we offer engineering services to our customers to help them successfully integrate our chip interface solutions into their semiconductors and systems. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are generally offered on a fixed price basis. Further, under technology licenses, our customers may receive licenses to our patents necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

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

Our Offerings

Patented Innovations

We derive the majority of our annual revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Fujitsu, Qimonda, Intel, NEC, Panasonic, Renesas, and Toshiba have licensed our patents for use in their own products. Examples of the many patented innovations in our portfolio include:

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

Technology Solutions and Enabling Services

We license a range of technology solutions including our leadership architectures and industry-standard chip interfaces to customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, IBM, Intel, Qimonda, Panasonic, Sony and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductor and system products. Additionally, licensees may receive, as an adjunct to their technology license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Our leadership technology solutions include the XDRtm, XDR2 and RDRAMtm memory architectures and the FlexIOtm processor bus.

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

RDRAM Memory has shipped in the Sony PlayStation®2, Intel-based PCs, Texas Instruments DLP TVs and in Juniper routers. Our customers have sold over 500 million RDRAM devices across all applications to date. This product is approaching end-of-life, and we anticipate revenue from RDRAM will continue to decline.

The FlexIO Processor Bus is a high speed chip-to-chip interface. It is one of our two key chip interface products that enable the Cell BE processor co-developed by Sony, Toshiba and IBM. In the PLAYSTATION®3, FlexIO provides the interface between the Cell BE, the RSX graphics processor and the SouthBridge chip.

In addition to our leadership solutions, we offer industry-standard chip interface solutions, including DDRx (where the “x” is a number that represents a version). We also offer digital logic controllers for PCI Express, DDRx memory and other industry standard interfaces.

Target Markets, Applications and Customers

We work with leading and emerging semiconductor and system customers to enable their next-generation products. We engage with our customers across the entire product life cycle, from system architecture development, to chip design, to system integration, to production ramp up through product maturation. Our patented inventions and technology solutions are incorporated into a broad range of high-volume applications in computing, gaming and graphics, consumer electronics and mobile markets. System level products that utilize our patented inventions and/or solutions include personal computers, servers, printers, video projectors, game consoles, digital TVs, set-top boxes and mobile phones manufactured by such companies as Fujitsu, IBM, Hewlett-Packard, Panasonic, Toshiba and Sony.

Our Strategy

The key elements of our strategy are as follows:

Develop Core Technology:  Develop and patent our core technology to provide a fundamental competitive advantage in memory and logic chip interfaces and architectures.

License our Patented Innovations:  License our patented inventions to customers for use in their semiconductor and system products.

Develop and License Supporting Solutions:  Develop and license solutions which incorporate our innovations and provide our customers with the benefits of superior performance, increased power efficiency, faster time-to-market, lower risk and greater cost effectiveness.

Design and Manufacturing

Our technology solutions are developed with high-volume commercial manufacturing processes in mind. Our chip interface solutions can be delivered in a number of ways, from reference designs to full turnkey custom developments. A reference design engagement might include an architectural specification, data sheet, theory of operation and implementation guides. A custom development would entail a specific design implementation optimized for the licensee’s manufacturing process. In such cases, the licensee provides specific design rules and transistor models for the licensee’s process.

Research and Development

Our ability to compete in the future will be substantially dependent on our ability to develop and patent key innovations that meet the future needs of a dynamic market. To this end, we have assembled a team of highly skilled engineers whose activities are focused on continually developing new innovations within our chosen technology fields. Using this foundation of patented innovations, our engineers also develop new interface solutions that enable increased performance, and greater power efficiency as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in system architecture, digital and analog circuit design and layout, semiconductor process characteristics, packaging, printed circuit board routing, signal integrity and high-speed testing techniques.

As of December 31, 2008, we had approximately 200 employees in our engineering departments, representing 60% of our total employees. A significant number of our engineers spend all or a portion of their time on research and development. For the years ended December 31, 2008, 2007, and 2006, research and development expenses were $76.2 million, $82.9 million, and $69.0 million respectively, including stock-based compensation of approximately $13.5 million, $16.2 million and $14.9 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our license and support agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue, even though some of these engineering efforts may have direct applicability to our technology development.

Competition

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We face competition from semiconductor and intellectual property companies who provide their own DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our XDR licensees, produce versions of DRAM such as SDR, DDRx and GDDRx SDRAM which compete with XDR chips. We believe that our principal competition for memory chip interfaces may come from our prospective licensees, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

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

Employees

As of December 31, 2008, we had approximately 330 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is excellent.

Patents and Intellectual Property Protection

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2008, we have more than 735 U.S. and foreign patents on various aspects of our technology, with expiration dates ranging from 2010 to 2026, and we have approximately 500 pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective licensees, and confidentiality agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Business Segment Data, Customers and Our Foreign Operations

We operate in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 12, “Business Segments, Exports and Major Customers,” of Notes to Consolidated Financial Statements, all of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 12, “Business Segments, Exports and Major Customers,” of Notes to Consolidated Financial Statements. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

Our Executive Officers

Information regarding our executive officers and their ages and positions as of December 31, 2008, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience

Kevin S. Donnelly	47	Senior Vice President, IP Strategy. Mr. Donnelly joined us in 1993. Mr. Donnelly has served in his current position since November 2008. From March 2006 to November 2008, Mr. Donnelly served as our Senior Vice President, Engineering. From February 2005 to March 2006, Mr. Donnelly served as co-vice president of Engineering. From October 2002 to February 2005 he served as vice president, Logic Interface Division. Mr. Donnelly held various engineering and management positions before becoming vice president, Logic Interface Division in October 2002. Before joining us, Mr. Donnelly held engineering positions at National Semiconductor, Sipex, and Memorex, over an eight year period. He holds a B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley, and an M.S. in Electrical Engineering from San Jose State University.
Sharon E. Holt	44	Senior Vice President, Licensing and Marketing. Ms. Holt has served as our senior vice president, Licensing and Marketing (formerly titled Senior Vice President, Worldwide Sales, Licensing and Marketing) since joining us in August 2004. From November 1999 to July 2004, Ms. Holt held various positions at Agilent Technologies, Inc., an electronics instruments and controls company, most recently as vice president and general manager, Americas Field Operations, Semiconductor Products Group. Prior to Agilent Technologies, Inc., Ms. Holt held various engineering, marketing, and sales management positions at Hewlett-Packard Company, a hardware manufacturer. Ms. Holt holds a B.S. in Electrical Engineering, with a minor in Mathematics, from the Virginia Polytechnic Institute and State University.
Harold Hughes	63	Chief Executive Officer and President. Mr. Hughes has served as our chief executive officer and president since January 2005 and as a director since June 2003. He served as a United States Army Officer from 1969 to 1972 before starting his private sector career with Intel Corporation. Mr. Hughes held a variety of positions within Intel Corporation from 1974 to 1997, including treasurer, vice president of Intel Capital, chief financial officer, and vice president of Planning and Logistics. Following his tenure at Intel, Mr. Hughes was the chairman and chief executive officer of Pandesic, LLC. He holds a B.A. from the University of Wisconsin and an M.B.A. from the University of Michigan. He also serves as a director of Berkeley Technology, Ltd.
Thomas Lavelle	58	Senior Vice President and General Counsel. Mr. Lavelle has served in his current position since December 2006. Previous to that, Mr. Lavelle served as vice president and general counsel at Xilinx, one of the world’s leading suppliers of programmable chips. Mr. Lavelle joined Xilinx in 1999 after spending more than 15 years at Intel Corporation where he held various positions in the legal department. Mr. Lavelle earned a J.D. from Santa Clara University School of Law and a B.A. from the University of California at Los Angeles.

Name	Age	Position and Business Experience

Satish Rishi	49	Senior Vice President, Finance and Chief Financial Officer. Mr. Rishi joined us in his current position in April 2006. Prior to joining us, Mr. Rishi held the position of executive vice president of Finance and chief financial officer of Toppan Photomasks, Inc., (formerly DuPont Photomasks, Inc.) one of the world’s leading photomask providers, from November 2001 to April 2006. During his 20-year career, Mr. Rishi has held senior financial management positions at semiconductor and electronic manufacturing companies. He served as vice president and assistant treasurer at Dell Inc. Prior to Dell, Mr. Rishi spent 13 years at Intel Corporation, where he held financial management positions both in the United States and overseas, including assistant treasurer. Mr. Rishi holds a B.S. with honors in Mechanical Engineering from Delhi University in Delhi, India and an M.B.A. from the University of California at Berkeley’s Haas School of Business. He also serves as a director of Measurement Specialties, Inc.
Michael Schroeder	49	Vice President, Human Resources. Mr. Schroeder has served as our vice president, Human Resources since joining us in June 2004. From April 2003 to May 2004, Mr. Schroeder was vice president, Human Resources at DigitalThink, Inc., an online service company. From August 2000 to August 2002, Mr. Schroeder served as vice president, Human Resources at Alphablox Corporation, a software company. From August 1992 to August 2000, Mr. Schroeder held various positions at Synopsys, Inc., a software and programming company, including vice president, California Site Human Resources, group director Human Resources, director Human Resources and employment manager. Mr. Schroeder attended the University of Wisconsin, Milwaukee and studied Russian.
Martin Scott, Ph.D.	53	Senior Vice President, Research and Technology Development. Dr. Scott has served in his current position (formerly titled Senior Vice President, Engineering) since December 2006. Dr. Scott joined us from PMC-Sierra, Inc., a provider of broadband communications and storage integrated circuits, where he was most recently vice president and general manager of its Microprocessor Products Division from March 2006. Dr. Scott was the vice president and general manager for the I/O Solutions Division (which was purchased by PMC-Sierra) of Avago Technologies Limited, an analog and mixed signal semiconductor components and subsystem company, from October 2005 to March 2006. Dr. Scott held various positions at Agilent Technologies, including as vice president and general manager for the I/O Solutions division from October 2004 to October 2005, when the division was purchased by Avago Technologies, vice president and general manager of the ASSP Division from March 2002 until October 2004, and, before that, Network Products operation manager. Dr. Scott started his career in 1981 as a member of the technical staff at Hewlett Packard Laboratories and held various management positions at Hewlett Packard and was appointed ASIC business unit manager in 1998. He earned a B.S. from Rice University and holds both an M.S. and Ph.D. from Stanford University.
Laura S. Stark	40	Senior Vice President, Corporate Development. Ms. Stark joined us in 1996. Ms. Stark has served in her current position since May 2008. From February 2005 to May 2008, Ms. Stark headed up our Platform Solutions Group. From October 2002 to February 2005, Ms. Stark served as our vice president, Memory Interface Division. Ms. Stark has served as strategic accounts manager, and held the positions of strategic accounts director and vice president, Alliances and Infrastructure, before assuming the position of vice president, Memory Interface Division in October 2002. Prior to joining Rambus, Ms. Stark held various positions in the semiconductor products division of Motorola, a communications equipment company, during a six year tenure, including technical sales engineer for the Apple sales team and field application engineer for the Sun and SGI sales teams. Ms. Stark holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

Item 1A.	Risk Factors

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

If market leaders do not adopt our innovations, our results of operations could decline.

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

We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which have traditionally been focused on PCs, including PC graphics processors, and video game consoles, but also are expanding to include HDTVs, cellular and digital phones, PDAs, digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces. In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation(R) 2 and Sony PLAYSTATION(R) 3, HDTVs and set top boxes. We are subject to many risks beyond our control that influence whether or not a particular system company will adopt our chip interfaces, including, among others:

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

We operate in an industry that is highly cyclical and in which the number of our potential customers may be in decline as a result of industry consolidation, and we face intense competition that may cause our results of operations to suffer.

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. As the semiconductor industry is highly cyclical, significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints could affect the semiconductor industry. We are currently experiencing such a period of economic downturn. As a result, we may face a reduced number of licensing wins, tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses, as discussed below, and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.

Many of our customers operate in industries that have experienced significant declines as a result of the current economic downturn. In particular, DRAM manufacturers, which make up a majority of our existing and potential licensees, have suffered material losses and other adverse effects to their businesses. These factors may result in industry consolidation as companies seek to reduce costs and improve profitability through business combinations. Consolidation among our existing DRAM and other customers may result in loss of revenues under existing license agreements. Consolidation among companies in the DRAM and other industries within which we license our technology may reduce the number of future licensees for our products and services. In either case, consolidations in the DRAM and other industries in which we operate may negatively impact our short-term and long-term business prospects, licensing revenues and results of operations.

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

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the years ended December 31, 2008, 2007 and 2006, research and development expenses were $76.2 million, $82.9 million and $69.0 million, respectively, including stock-compensation of approximately $13.5 million, $16.2 million and $14.9 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration, with our top five licensees representing approximately 67%, 67% and 63% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, revenue from Fujitsu, NEC, Panasonic, Sony, Elpida and AMD each accounted for 10% or more of our total revenue. For the year ended December 31, 2007, revenue from Fujitsu, Elpida, Qimonda, and Toshiba each accounted for 10% or more of our total revenue. For the year ended December 31, 2006, revenue from Fujitsu, Elpida, Qimonda and Intel each accounted for 10% or more of our total revenue. We may continue to experience significant revenue concentration for the foreseeable future.

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

Weakening global economic conditions may adversely affect demand for our products and services.

Our operations and performance depend significantly on worldwide economic conditions, and the U.S. and world economies are undergoing a period of recession. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our licensees in the foreseeable future. Other factors that could influence demand include continuing increases in fuel and energy costs, competitive pressures, including pricing pressures, from companies that have competing products, changes in the credit market, conditions in the residential real estate and mortgage markets, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. If demand for the products of our licensees fluctuates as a result of economic conditions or otherwise, our business and results of operations could be harmed. A continuation of current conditions in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures.

If our commercial counterparties are unable to fulfill their financial obligations to us, our business and results of operations may be affected adversely.

The downturn in worldwide economic conditions threatens the financial health of our commercial counterparties, including companies with whom we have entered into licensing arrangements and litigation settlements that provide for ongoing payments to us, and their ability to fulfill their financial obligations to us. As discussed in further detail below, we are a party to a settlement and licensing agreement with Qimonda, which provides that, subject to certain conditions that have not yet been fulfilled, Qimonda may be required to make additional royalty payments to us of up to $100.0 million. In January 2009, Qimonda filed for bankruptcy. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance, we may receive less than all of the payments that we would otherwise be entitled to receive from Qimonda as a result of their bankruptcy proceedings. If we are unable to collect all of such payments owed to us, or if other of our commercial counterparties enter into bankruptcy or otherwise seek to renegotiate their financial obligations to us as a result of the deterioration of their financial health, our business and results of operations may be affected adversely.

Our business and operating results may be harmed if we undertake any restructuring activities or if we are unable to manage growth in our business.

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

Our licensing cycle is lengthy and costly and our marketing and licensing efforts may be unsuccessful.

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

Our lengthy and costly license negotiation cycle makes our future revenue difficult to predict because we may not be successful in entering into licenses with our customers on our estimated timelines. In addition, a portion of our revenue comes from development and support services provided to our licensees. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract accounting. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may be recognized over the period in which services are performed on a percentage-of-completion basis. There can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue and may result in our missing previously announced earnings guidance or analysts’ estimates which would likely cause our stock price to decline.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenue in any particular period, it is difficult for us to accurately forecast revenue and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:

•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications, such as the Sony PLAYSTATION® 3;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of the timing and amount of any litigation expenses;

•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts, whether voluntarily or as a result of financial difficulties;

•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own; and

•	changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees.

For the years ended December 31, 2008, 2007 and 2006, royalties accounted for 89%, 86% and 87%, respectively, of our total revenue, and we believe that royalties will continue to represent a majority of total revenue for the foreseeable future. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectibility is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.

A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

For the years ended December 31, 2008, 2007 and 2006, revenue from our sales to international customers constituted approximately 84%, 85% and 75% of our total revenue, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development) and Germany (business development). As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

To date, all of the revenue from international licensees has been denominated in U.S. dollars. However, to the extent that such licensees’ sales to systems companies are not denominated in U.S. dollars, any royalties which are based as a percentage of the customer’s sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision (benefit) for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations as well as other factors. For example, the state of California has enacted regulations which limit the use of net operating losses and certain tax credits, including research and development credits, in 2008 and 2009, which could lead to an increase in our effective tax rate. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations, as described elsewhere in this report. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our cost of contract revenue, research and development expenses, marketing, general and administrative expenses and our effective tax rate, which could have an adverse impact on our results of operations.

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

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of changes in previous accounting principles, we have incurred increased compensation costs associated with our stock-based compensation programs. In addition, if we face any difficulty relating to obtaining stockholder approval of our equity compensation plans, it could make it harder or more expensive for us to grant stock-based payments to employees in the future. As a result of these factors leading to lower equity compensation of our employees, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “RMBS.” The trading price of our Common Stock has been subject to wide fluctuations which may continue in the future in response to, among other things, the following:

•	new litigation or developments in current litigation as discussed below;

•	any progress, or lack of progress, in the development of products that incorporate our chip interfaces;

•	our signing or not signing new licensees;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results;

•	developments with respect to patents or proprietary rights and other events or factors;

•	any delisting of our Common Stock from The Nasdaq Global Select Market; and

•	changes in general market sentiment due to macroeconomic and geopolitical factors.

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

We have been party to, and may in the future be subject to, lawsuits relating to securities law matters which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.

In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several shareholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 15 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in the litigation related to our past stock option granting practices and in any future litigation concerning securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our Common Stock.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

We have indebtedness. On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (“convertible notes”) due February 1, 2010, of which $137.0 million remains outstanding as of December 31, 2008.

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

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the convertible notes. Any required repayment of the convertible notes as a result of an acceleration would lower our current cash on hand such that we would not have those funds available for the use in our business.

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

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 15 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements for additional information regarding certain cases that are active as of the date of this report.

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

Any of these matters, whether or not determined in our favor or settled by us, is costly, may cause delays (including delays in negotiating licenses with other actual or potential licensees), will tend to discourage future design partners, will tend to impair adoption of our existing technologies and divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in our litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Even if we are successful in our litigation, there is no guarantee that the applicable opposing parties will be able to pay any damages awards timely or at all as a result of financial difficulties or otherwise. Delay or any or all of these adverse results could cause a substantial decline in our revenue and stock price.

An adverse resolution by or with a governmental agency, such as the European Commission, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenue to decline substantially.

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

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the United States Patent & Trademark Office (the “PTO”) and/or the European Patent Office (the “EPO”). An adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.

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

On March 21, 2005, we entered into a settlement and patent license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda (formerly Infineon’s DRAM operations) in October 2006 in connection with Infineon’s spin-off of Qimonda. The agreement, among other things, requires Qimonda to pay to us an aggregate payment of $50.0 million in quarterly installments of approximately $5.85 million, which started on November 15, 2005. The agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payment decreased to $3.2 million in the fourth quarter of 2007, and has ceased as of the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers. We may not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations under the settlement and patent license agreement to pay to us additional amounts, thereby reducing the value of the settlement and license agreement to us. In addition, Qimonda commenced insolvency proceedings in Germany in January 2009, with the intent to restructure Qimonda and its affiliates. Such insolvency or restructuring may lead to Qimonda’s inability to make any further payment, even if we satisfy the conditions described above for such payment.

An acquisition by Qimonda of a third party DRAM manufacturer could make it more difficult for us to obtain royalty rates we believe are appropriate and could reduce the number of companies in our antitrust litigation.

On or about July 8, 2008, we amended our patent license agreement with Qimonda. The amended agreement grants a supplemental term license of approximately the same scope as the original term license originally provided for in the agreement, but specifies that in the event Infineon ceases to control or otherwise own a majority of Qimonda shares, certain competitors would not accede to this license upon such competitor’s acquisition of control of Qimonda. Furthermore, such acquiring competitor would not receive the benefit of a release from Rambus for past damages, including past infringement of Rambus’ patent portfolio. To the extent that Qimonda acquires another company, including such certain competitors, the acquired company would accede to the license and would be eligible to receive the benefit of the release from Rambus for past damages. Following such an acquisition by Qimonda, the combined entity would be required to pay a stepped up payment calculated in accordance with the percentage increase in the DRAM volume brought about by the acquisition. Such an increase in the payments could make it more difficult for us to obtain the royalties we believe are appropriate from the market as a whole. Such an acquisition by Qimonda of any of the certain competitors would in addition reduce the number of companies from which we may seek compensation for the antitrust injury alleged by us in our pending price-fixing action in San Francisco. Except in the case of the certain competitors, the extension of any such benefits to a third party entity, whether acquiring control or otherwise a majority of shares of Qimonda or being acquired by Qimonda, could, in addition, result in the release of claims to such third party entity, thus reducing the number of companies from which we may seek compensation for patent damages.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2008, we occupied offices in the leased facilities described below:

Number of
Offices
Under Lease	Location	Primary Use

2	United States Los Altos, CA (Headquarters) Chapel Hill, NC	Executive and administrative offices, research and development, sales and marketing and service functions
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Taipei, Taiwan	Business development
1	Pforzheim, Germany	Business development

Item 3.	Legal Proceedings

For the information required by this item regarding legal proceedings, see Note 15 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements of this Form 10-K.

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

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	High	Low	High	Low

First Quarter	$26.41	$14.64	$23.95	$17.31
Second Quarter	$24.85	$18.61	$22.00	$17.67
Third Quarter	$18.90	$12.29	$19.60	$12.05
Fourth Quarter	$16.59	$4.95	$22.20	$17.64

The graph below matches Rambus Inc.’s cumulative 60-month total shareholder return on Common Stock with the cumulative total returns of the Nasdaq Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/03 to 12/31/2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rambus Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Fiscal years ending:

	12/03	12/04	12/05	12/06	12/07	12/08
Rambus Inc.	100.00	74.92	52.74	61.66	68.21	51.86
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
RDG Semiconductor Composite	100.00	79.86	89.16	84.15	94.72	47.83

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2009, there were 769 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders. We have never paid or declared any cash dividends on our Common Stock or other securities and have no current plans to do so.

Share Repurchase Program

In October 2001, our Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. For the year ended December 31, 2008, we repurchased approximately 3.6 million shares with an aggregate price of $49.2 million. As of December 31, 2008, we had repurchased a cumulative total of approximately 16.8 million shares of our Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of December 31, 2008, there remained an outstanding authorization to repurchase approximately 2.2 million shares of our outstanding Common Stock.

We record stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” we record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $44.2 million was recorded as an increase to accumulated deficit for the year ended December 31, 2008. During the year ended December 31, 2007, the Company did not repurchase any Common Stock.

		Total Number			Maximum
		of Shares			Number of
		Purchased as			Shares that
		Part of			May Yet be
		Publicly			Purchased
	Total Number	Announced		Average	Under the
	of Shares	Plans or		Price Paid	Plans or
Period	Purchased	Programs	Total Paid	per Share	Programs

Beginning Balance as of 1/1/08	13,231,098	13,231,098	$184,531,395	$13.95	5,820,765
2/1/2008-2/29/2008	1,359,813	1,359,813	$24,921,208	$18.33	4,460,952
8/1/2008-8/30/2008	634,970	634,970	$9,999,952	$15.75	3,825,982
10/1/2008-10/31/2008	974,800	974,800	$8,345,089	$8.56	2,851,182
11/1/2008-11/30/2008	610,269	610,269	$5,958,511	$9.76	2,240,913

Total shares repurchased as of 12/31/08	16,810,950	16,810,950	$233,756,155	$13.90

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Total revenue	$142,494	$179,940	$195,324	$157,198	$144,874
Net income (loss)	$(195,923)	$(27,664)	$(13,816)	$28,940	$22,361
Net income (loss) per share:
Basic	$(1.87)	$(0.27)	$(0.13)	$0.29	$0.22
Diluted	$(1.87)	$(0.27)	$(0.13)	$0.28	$0.21
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$345,853	$440,882	$436,341	$355,390	$236,360
Total assets	$396,890	$627,347	$604,617	$515,953	$396,052
Deferred revenue	$1,877	$2,756	$7,557	$9,290	$23,823
Convertible notes	$136,950	$160,000	$160,000	$160,000	$—
Stockholders’ equity	$220,985	$407,084	$382,288	$323,467	$353,576

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We design, develop and license chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies are designed to improve the performance, power efficiency, time-to-market and cost-effectiveness of our customers’ semiconductor and system products for computing, gaming and graphics, consumer electronics and mobile applications.

As of December 31, 2008, our chip interface technologies are covered by more than 735 U.S. and foreign patents. Additionally, we have approximately 500 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide our customers a means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.

Our primary method of providing interface technologies to our customers is through our patented innovations. We license our broad portfolio of patented inventions to semiconductor and system companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. Patent license agreements are generally royalty bearing.

We also develop a range of solutions including “leadership” (which are Rambus-proprietary interfaces or architectures widely licensed to our customers) and industry-standard chip interfaces that we provide to our customers under license for incorporation into their semiconductor and system products. Due to the often complex nature of implementing state-of-the art chip interface technology, we offer engineering services to our customers to help them successfully integrate our chip interface solutions into their semiconductors and systems. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are generally offered on a fixed price basis. Further, under technology licenses, our customers may receive licenses to our patents necessary to implement the chip interface in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

We derive the majority of our annual revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Fujitsu, Qimonda, Intel, NEC, Panasonic, Renesas, and Toshiba have licensed our patents for use in their own products.

We derive additional revenue by licensing our leadership architectures and industry-standard chip interfaces to customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, IBM, Intel, Qimonda, Panasonic, Sony and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductors and system products. Additionally, licensees may receive, as an adjunct to their technology license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Royalties represent a substantial majority of our total revenue. The remaining part of our revenue is contract services revenue which includes license fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or unbilled receivables in any given period.

We have a high degree of revenue concentration, with our top five licensees representing approximately 67%, 67% and 63% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, revenue from Fujitsu, NEC, Panasonic, Sony, Elpida and AMD, each accounted for 10% or more of total revenue. For the year ended December 31, 2007, revenue from Fujitsu, Elpida, Qimonda and Toshiba, each accounted for 10% or more of total revenue. For the year ended December 31, 2006, revenue from Fujitsu, Elpida, Qimonda and Intel, each accounted for 10% or more of total revenue.

Our revenue from companies headquartered outside of the United States accounted for approximately 84%, 85% and 75% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenue from sources outside the United States for the foreseeable future.

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

The semiconductor industry is intensely competitive and highly cyclical. We are currently experiencing a period of economic downturn, which may result in, among other things, diminished demand and the erosion of average selling prices in the semiconductor industry. To the extent that these macroeconomic pressures affect our principal licensees, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. The downturn in worldwide economic conditions also threatens the financial health of our commercial counterparties, including companies with whom we have entered into licensing arrangements and litigation settlements providing for ongoing payments to us, and their ability to fulfill their financial obligations to us. See Item 1A, “Risk Factors.”

The royalties we receive are partly a function of the adoption of our chip interfaces by system companies. Many system companies purchase semiconductors containing our chip interfaces from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. There can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenue that our licensees will receive from sales to these companies. Additionally, there can be no assurance that a significant number of other system companies will adopt our chip interfaces or that our dependence upon particular system companies will decrease in the future.

International Revenue

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

For additional information concerning international revenue, see Note 12, “Business Segments, Exports and Major Customers” of Notes to Consolidated Financial Statements of this Form 10-K.

Expenses

We intend to continue making significant expenditures associated with engineering, marketing, general and administration including litigation expenses, and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate at which our revenue change.

Engineering.  Engineering costs are allocated between cost of contract revenue and research and development expenses. Cost of contract revenue reflects the portion of the total engineering costs which are specifically devoted to individual licensee development and support services. The balance of engineering costs, incurred for the development of generally applicable chip interface technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual licensee contracts.

Marketing, general and administrative.  Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, legal, finance, insurance and other marketing and administrative efforts. Litigation expenses are a significant portion of our marketing, general and administrative expenses and they can vary significantly from quarter to quarter. Consistent with our business model, licensing and marketing activities are focused on developing relationships with potential licensees and on participating with existing licensees in marketing, sales and technical efforts directed to system companies. In many cases, we must dedicate substantial resources to the marketing and support of system companies. Due to the long business development cycles we face and the semi-fixed nature of marketing, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in recent or future periods.

Costs of restatement and related legal activities.  Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006 — 2007 stock option investigation, the filing of the restated financial statements and related litigation and offset by any recoveries.

Taxes.  We report certain items of income and expense for financial reporting purposes in different years than they are reported for tax purposes. We recognize revenue for financial reporting purposes as such amounts are earned and this could occur over several reporting periods. As a result of the above and other differences between tax and financial reporting for income and expense recognition, our net operating profit or loss for tax purposes may be more or less than the amount recorded for financial reporting purposes. In addition, we maintain estimated liabilities for uncertain tax positions under FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2008	2007	2006

Revenue:
Royalties	89.1%	85.8%	86.5%
Contract revenue	10.9%	14.2%	13.5%

Total revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenue*	15.0%	15.1%	15.6%
Research and development*	53.5%	46.1%	35.3%
Marketing, general and administrative*	87.1%	67.0%	53.5%
Restructuring costs*	2.9%	—%	—%
Impairment of intangible asset	1.5%	—%	—%
Costs of restatement and related legal activities	2.3%	10.8%	16.1%

Total costs and expenses	162.3%	139.0%	120.5%

Operating loss	(62.3)%	(39.0)%	(20.5)%
Interest and other income, net	12.0%	12.1%	7.3%

Loss before income taxes	(50.3)%	(26.9)%	(13.2)%
Provision for (benefit from) income taxes	87.2%	(11.5)%	(6.1)%

Net loss	(137.5)%	(15.4)%	(7.1)%

* Includes stock-based compensation:
Cost of contract revenue	3.6%	3.3%	4.2%
Research and development	9.5%	9.0%	7.6%
Marketing, general and administrative	13.0%	12.6%	8.9%
Restructuring costs	0.4%	—%	—%

	Years Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Change	Change
	(Dollars in millions)

Total Revenue
Royalties	$126.9	$154.3	$168.9	(17.8)%	(8.6)%
Contract revenue	15.6	25.6	26.4	(39.2)%	(2.9)%

Total revenue	$142.5	$179.9	$195.3	(20.8)%	(7.9)%

Royalty Revenue

Patent Licenses

In the years ended December 31, 2008, 2007 and 2006, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $32.5 million for SDR and DDR-compatible products to $100.5 million for the year ended December 31, 2008 from $133.0 million for the same period in 2007. The decrease is primarily due the higher licensing payments received in 2007 as a result of, among other things, our receipt of the final installment payment from Qimonda, which we are presently entitled to under the terms of our license agreement and settlement with Qimonda, in the fourth quarter of 2007 and lower licensing payments received in 2008 as a result of, among other things, the expiration of the Elpida licensing agreement in the first quarter of 2008. Royalties decreased approximately $3.8 million for SDR and DDR-compatible products to $133.0 million for the year ended December 31, 2007 from $136.8 million in the same period in 2006. The decrease is primarily due to decreased revenue in 2007 from AMD, Qimonda and NEC, partially offset by increased royalties from Toshiba, Fujitsu and Spansion.

As of December 31, 2008, we had both variable and fixed royalty agreements for our SDR and DDR-compatible licenses. On December 31, 2005, we entered into a five-year patent license agreement with AMD. We are recognizing royalty revenue under the AMD agreement on a quarterly basis as amounts become due and payment is received because the contractual terms of the agreement provide for payments on an extended term basis. We recognized royalty revenue of $15.0 million, $15.0 million and $18.8 million in 2008, 2007 and 2006, respectively, and we expect to recognize royalty revenue of $15.0 million and $11.3 million in 2009 and in 2010, respectively, under the AMD agreement. The AMD agreement provides a license of our patented technology used in the design of DDR2, DDR3, FB-DIMM, PCI Express and XDR controllers as well as other current and future high-speed memory and logic controller interfaces.

On March 16, 2006, we entered into a five-year patent license agreement with Fujitsu. We expect to recognize royalty revenue under the Fujitsu agreement on a quarterly basis as amounts become due and payment is received as the contractual terms of the agreement provide for payments on an extended term basis. We recognized a total of $27.5 million, $36.5 million and $34.8 million of royalty revenue in 2008, 2007 and 2006, respectively. The Fujitsu agreement provides a license that covers semiconductors, components and systems, but does not include a license to Fujitsu for its own manufacturing of commodity SDRAM other than limited amounts of SDR SDRAM annually.

On March 21, 2005, we entered into a settlement and license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda. The settlement and license agreement, among other things, requires Qimonda to pay to us aggregate royalties of $50.0 million in quarterly installments of approximately $5.8 million, which started on November 15, 2005. The settlement and license agreement further provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make additional royalty payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payment decreased to $3.2 million in the fourth quarter of 2007 and has ceased in the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers. In January 2009, Qimonda filed for bankruptcy. See Item 1A, “Risk Factors.”

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

There was no royalty revenue recorded from the Intel patent cross-license in the year ended December 31, 2008 and 2007, because the term of the agreement expired in June 2006. The Intel patent cross-license agreement represented the second largest source of royalties in the years ended December 31, 2006. Royalties under this agreement were $20.0 million for the year ended December 31, 2006.

On February 2, 2007, the Federal Trade Commission (the “FTC”) issued an order requiring us to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold by licensees after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties we can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR” or “previously withheld royalties”). Amounts in excess of MAR that are subject to the order are excluded from revenue. On April 22, 2008, the United States Court of Appeals for the District of Columbia (the “CADC”) overturned the FTC decision and remanded the matter back to the FTC for further proceedings consistent with the CADC’s opinion. On June 6, 2008, the FTC petitioned the CADC to rehear the case en banc. On August 26, 2008, the CADC denied the FTC’s petition for rehearing of this matter en banc, and on September 9, 2008, the CADC issued its mandate setting aside the FTC’s order and instructing the FTC to take actions consistent with the CADC’s ruling. The FTC did not seek, nor did it receive, a stay of the CADC’s ruling, and thus the FTC’s order in the case has been vacated. On October 16, 2008, the FTC issued an order (“FTC

Disposition Order”) authorizing us to receive the excess consideration that customers have previously deducted from their quarterly payments made to us under the Patent License Agreement (see Note 15 “Litigation and Asserted Claims”).

At the time of the issuance of the mandate on September 9, 2008, $6.2 million had been determined as amounts of previously withheld royalties which had been excluded from revenue. As the FTC has issued the FTC Disposition Order, we recognized the previously withheld royalties of $6.2 million as revenue when the corresponding cash payments were received. In the year ended December 31, 2008, $6.2 million of these previously withheld royalties were received from the customers and recognized as revenue.

Technology Licenses

In the year ended December 31, 2008 and 2007, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from these products increased approximately $5.4 million to $21.8 million for the year ended December 31, 2008 from $16.4 million for the same period in 2007. This increase was primarily due to higher royalties from DDR and XDR products. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix.

In the years ended December 31, 2008 and 2007, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased $0.3 million to $4.6 million for the year ended December 31, 2008 from $4.9 million for the same period in 2007. The variance was primarily due to the fluctuation of royalties from RDRAM controllers.

In the year ended December 31, 2006, royalties from RDRAM-compatible products and XDR, FlexIO, DDR and serial link-compatible products represented the third and fourth largest source of royalties, respectively. Royalties from RDRAM memory chips and controllers decreased approximately $1.9 million to $4.9 million for the year ended December 31, 2007 from $6.8 million for the same period in 2006. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased approximately $11.0 million to $16.4 million for the year ended December 31, 2007 from $5.4 million for the same period in 2006.

Contract Revenue

Percentage-of-Completion Contracts

Percentage of completion contract revenue decreased approximately $2.7 million to $11.5 million for the year ended December 31, 2008 from $14.2 million for the year ended December 31, 2007. The decrease is due to decreased revenue from leadership chip interface contracts, partially offset by increased revenue from industry standard chip interface contracts.

Percentage of completion contract revenue increased approximately $2.1 million to $14.2 million for the year ended December 31, 2007 from $12.1 million for the year ended December 31, 2006. The increase is due to increased revenue from leadership and industry standard chip interface contracts.

We believe that percentage-of-completion contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

Other contracts revenue decreased approximately $7.3 million to $4.1 million for the year ended December 31, 2008 from $11.4 million for the same period in 2007 primarily due to decreased revenue from leadership and industry standard chip interface contracts.

Other contracts revenue decreased approximately $2.9 million to $11.4 million for the year ended December 31, 2007 from $14.3 million for the same period in 2006 primarily due to decreased revenue from industry standard chip interface contracts offset by increased revenue from leadership chip interface contracts.

We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.

Engineering costs:

	Years Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Change	Change
	(Dollars in millions)

Engineering costs
Cost of contract revenue	$16.1	$21.2	$22.2	(24.0)%	(4.6)%
Stock-based compensation	5.2	5.9	8.2	(12.2)%	(27.5)%

Total cost of contract revenue	21.3	27.1	30.4	(21.5)%	(10.8)%

Research and development	62.7	66.7	54.1	(5.9)%	23.3%
Stock-based compensation	13.5	16.2	14.9	(16.7)%	8.7%

Total research and development	76.2	82.9	69.0	(8.0)%	20.2%

Total engineering costs	$97.5	$110.0	$99.4	(11.3)%	10.7%

For the year ended December 31, 2008 as compared to the same period in 2007, engineering costs decreased primarily due to tax reimbursement expenses in 2007 associated with Internal Revenue Code Section 409A of approximately $4.1 million and decreased salary and related stock-based compensation expenses in 2008 due to the restructuring initiative. The tax reimbursement expenses were associated with our decision to reimburse current employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. In addition, depreciation and amortization expense decreased in 2008 due to lower design software maintenance amortization.

For the year ended December 31, 2007 as compared to the same period in 2006, engineering costs increased primarily due to tax reimbursement expenses in 2007 associated with Internal Revenue Code Section 409A of approximately $4.1 million, increased compensation expenses of $3.1 million associated with an increase in headcount, increased amortization expense of design software maintenance of $2.1 million and increased information technology expenses of approximately $1.6 million offset in part by a decrease in total stock-based compensation expense of $0.9 million. Additionally, stock-based compensation expenses include the effect of a change in our estimated forfeiture rates for awards outstanding.

In all periods, cost of contract revenue exceed contract revenue due to the timing of expensing of pre-contract costs as well as low utilization of project resources.

In the near term, we expect engineering expenses will be lower than in 2008 as a result of our cost reduction initiative undertaken in 2008. We intend to continue to make investments in the infrastructure and technologies required to maintain our leadership position in chip interface technologies and expenses could vary.

Marketing, general and administrative costs:

	Years Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Change	Change
	(Dollars in millions)

Marketing, general and administrative costs
Marketing, general and administrative costs	$49.9	$58.4	$48.2	(14.7)%	21.3%
Litigation expense	55.7	39.5	38.9	41.1%	1.4%
Stock-based compensation	18.5	22.7	17.5	(18.5)%	30.0%

Total marketing, general and administrative costs	$124.1	$120.6	$104.6	2.9%	15.3%

For the year ended December 31, 2008 as compared to the same period in 2007, the increase in total marketing, general and administrative costs was primarily due to higher litigation expense, partially offset by decreased stock-based compensation, salary expenses due to the restructuring initiative in 2008, general legal costs, marketing and advertising costs, professional fees and the lack of the $2.5 million of tax reimbursement expenses associated with Internal Revenue Code Section 409A incurred in 2007. The tax reimbursement expenses were associated with our decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. The higher litigation expenses were primarily due to costs incurred in connection with cases that came to trial in 2008.

For the year ended December 31, 2007 as compared to the same period in 2006, the increase in total marketing, general and administrative costs was primarily due to higher stock-based compensation expense of $5.2 million, professional and consulting fees of $4.1 million, payroll costs associated with $3.3 million of severance expense, approximately $2.5 million of tax reimbursement expenses associated with Internal Revenue Code Section 409A and increased litigation expenses of $0.6 million (which includes an increase of general litigation expenses of $10.6 million in 2007, offset by a one-time achievement payment of $10.0 million paid to a law firm in 2006). Additionally, stock-based compensation expenses include the effect of a change in our estimated forfeiture rates for awards outstanding as well as the effect of performance based restricted stock units. Costs of restatement and related legal activities are discussed below in the section titled “Costs of Restatement of Related Legal Activities.”

In the future, marketing, general and administrative costs will vary from period to period based on the advertising, legal, and other marketing and administrative activities undertaken, and the change in marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities, but are expected to remain at levels higher than 2008 for the foreseeable future. In the near term, we expect marketing, general and administrative costs will decline as a result of our cost reduction initiative undertaken in 2008. However, certain expenses may increase from period to period.

Restructuring costs:

	Years Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Change	Change
	(Dollars in millions)

Restructuring costs	$4.2	$—	$—	NA	NA

For the year ended December 31, 2008, we initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.6 million and non-cash employee severance was approximately $0.5 million of stock-based compensation expense. We also lease a facility in Mountain View, California, through November 11, 2009, which we vacated during the fourth quarter of 2008 as a result of the restructuring measures. This facility is being subleased at a rate equal to our rent associated with the facility and, as a result no restructuring charge was recorded. The total restructuring charge for the year ended December 31, 2008 was approximately $4.2 million. We paid approximately $3.5 million of severance and benefits during the year. The remaining $0.1 million of severance and benefits will be paid during the first quarter of 2009. We expect cash savings of approximately $17.0 million annually as a result of our restructuring measures.

Impairment of intangible asset:

	Years Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Change	Change
	(Dollars in millions)

Impairment of intangible asset	$2.2	$—	$—	NA	NA

During the year ended December 31, 2008, we determined that approximately $2.2 million of our intangible assets had no alternative future use and were impaired as a result of a customer’s change in technology requirements. The intangible asset relates to a contractual relationship acquired in the Velio acquisition during December 2003.

Costs of restatement and related legal activities:

	Years Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Change	Change
	(Dollars in millions)
Costs of restatement and related legal activities	$3.3	$19.5	$31.4	(83.2)%	(38.1)%

Costs of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

For the year ended December 31, 2008 as compared to the same period in 2007, the decrease in costs of restatement and related legal activities was primarily associated with the decrease in accounting and consulting charges related to the filing of our restated financial statements in 2007 and a decrease in legal expenses in connection with related lawsuits. Additionally, during the fourth quarter of 2008, we received approximately 163,000 shares of Rambus stock with a value of approximately $0.8 million from a former executive as part of the former executive’s settlement agreement with Rambus in connection with the derivative and class action lawsuits. The $0.8 million was recorded as a recovery of costs of restatement and related legal activities.

For the year ended December 31, 2007 as compared to the same period in 2006, the decrease in costs of restatement and related legal activities was primarily associated with the one-time accrual of $18.0 million in the third quarter of 2006 related to the settlement of the consolidated class action lawsuit pertaining to the accounting for stock option grants and related disclosures, offset in part by higher accounting and audit fees and consulting expenses of $6.0 million in 2007 relating to the filing of our restated financial statements in late 2007.

On January 5, 2009, we, our former executives, current and former members of the Board of Directors and an insurance company entered into a settlement agreement. As a result of the agreement, we received $5.0 million related to reimbursement claims associated with the stock option investigation discussed in Note 15, “Litigation and Asserted Claims,” of the Notes to Consolidated Financial Statements. We will recognize the proceeds as a recovery of restatement and related legal activities costs in the consolidated statement of operations in the first quarter of 2009.

On February 19, 2009, the appeal period expired with respect to the security lawsuits (Class Action/Derivative lawsuit) and as a result, the contingencies related to a settlement have been removed. Therefore, we will recognize $5.0 million during the first quarter of 2009 as a recovery of restatement and related legal activities in the consolidated statement of operations. In addition, due to the resolution of the security lawsuits, our former executives are now required to reimburse us approximately $4.5 million. We will recognize the $4.5 million during 2009 as a recovery of restatement and related legal activities in the consolidated statement of operations.

Interest and other income, net:

	Years Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Change	Change
	(Dollars in millions)

Interest and other income, net	$17.0	$21.8	$14.3	(21.7)%	51.8%

Interest and other income, net consists primarily of interest income generated from investments in high quality fixed income securities as well as changes in exchange rates. For the year ended December 31, 2008 as compared to the same period in 2007, the decrease in interest and other income, net was primarily due to lower average investment balances and lower yields on invested balances, offset by a gain of $4.4 million related to the repurchase of $23.1 million in face value of convertible notes for $18.7 million during the fourth quarter of 2008.

For the year ended December 31, 2007 as compared to the same period in 2006, the increase in interest and other income, net was primarily due to higher average investment balances and higher yields on invested balances during 2007. In addition, the year ended 2006 included amortization of note issuance costs of $3.2 million, including $2.4 million that was accelerated into the fourth quarter of 2006, in connection with the calling of the $160.0 million in convertible notes.

In the future, we expect that interest and other income, net, will vary from period to period based on the amount of cash and marketable securities, interest rates and foreign currency exchange rates.

Provision for (benefit from) income taxes:

	Years Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Change	Change
	(Dollars in millions)

Provision for (benefit from) income taxes	$124.3	$(20.7)	$(11.9)	NM*	(74.0)%

Effective tax rate	(173.4)%	42.8%	46.3%

*	NM — percentage is not meaningful as the change is too large

Our effective tax rate for the year ended December 31, 2008 was lower than the U.S. statutory tax rate applied to our net loss primarily due to the establishment of a full valuation allowance on our U.S. net deferred tax assets. Our effective tax rate for the year ended December 31, 2007 was higher than the U.S. statutory tax rate applied to our net loss primarily due to research and development tax credits, stock-based compensation expense associated with executives and state income taxes. Our 2006 effective tax rate was higher than the U.S. statutory tax rate primarily due to research and development tax credits, partially offset by the lack of deductibility of certain stock-based compensation expense associated with executives.

During the quarter ended June 30, 2008, we recorded a non-cash income tax provision of $130.5 million to establish a valuation allowance. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Based on all available evidence, we determined it was not more likely than not that the deferred tax assets would be realized.

Liquidity and Capital Resources

	December 31,	December 31,
	2008	2007
	(In millions)

Cash and cash equivalents	$116.2	$119.4
Marketable securities	229.6	321.5

Total cash, cash equivalents, and marketable securities	$345.8	$440.9

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net cash provided by (used in) operating activities	$(38.5)	$5.3	$57.2
Net cash provided by (used in) investing activities	$82.7	$33.2	$(62.0)
Net cash provided by (used in) financing activities	$(47.5)	$7.6	$35.8

Liquidity

Although we used cash for operating activities in the year ended December 31, 2008, we continue to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the year ended December 31, 2008 were funded primarily from investing activities, as investments in marketable securities matured and were not reinvested.

Operating Activities

Cash used in operating activities of $38.5 million in the year ended December 31, 2008 was primarily attributable to the net loss for the period adjusted for non-cash items, including the tax provision related to the deferred tax asset valuation allowance, stock-based compensation expense, depreciation and amortization expense, impairment of an asset, offset by gain on repurchase of convertible notes and recovery of restatement and related legal activities. The change in operating assets and liabilities for the year ended December 31, 2008 was primarily due to a decrease in accrued litigation expenses due to payments related to the class action lawsuit settlement.

Cash provided by operating activities of $5.3 million in the year ended December 31, 2007 was primarily attributable to the net loss for the period adjusted for non-cash items including stock-based compensation expense, depreciation and amortization expense, partially offset by a deferred tax benefit. Changes in operating assets and liabilities for the year ended December 31, 2007 included increases in prepaid and other assets primarily due to prepaid software maintenance agreements and deferred tax assets resulting from our operating loss, decreases in deferred revenue and accrued salaries and benefits and other accrued liabilities, offset by a net increase in accounts payable primarily due to restatement and related legal expenses and capitalized software license maintenance agreements.

Cash provided by operating activities of $57.2 million in the year ended December 31, 2006 was primarily attributable to the net loss for the period adjusted for non-cash items including stock-based compensation expense, depreciation and amortization expense, partially offset by a deferred tax benefit. Changes in operating assets and liabilities for the year ended December 31, 2006 was primarily due to an increase in accrued litigation expenses.

Investing Activities

Cash provided by investing activities of approximately $82.7 million in the year ended December 31, 2008 primarily consisted of proceeds from the maturities and sale of available-for-sale marketable securities of $455.8 million, partially offset by purchases of available-for-sale marketable securities of $363.0 million. Additionally, we paid $9.9 million to acquire property and equipment, primarily computer equipment and computer software licenses.

Cash provided by investing activities of approximately $33.2 million in the year ended December 31, 2007 primarily consisted of proceeds from the maturities and sale of available-for-sale marketable securities of $707.1 million, partially offset by purchases of available-for-sale marketable securities of $664.4 million. Additionally, we purchased $5.7 million of primarily computer software and $2.6 million of leasehold improvements.

Cash used in investing activities was $62.0 million in the year ended December 31, 2006 primarily consisted of purchases of available-for-sale marketable securities of $215.2 million, offset by proceeds from the maturities of available-for-sale marketable securities of $166.2 million. Additionally, we paid $8.6 million to acquire property and equipment, primarily computer equipment and computer software licenses and $3.1 million to acquire leasehold improvements.

Financing Activities

Cash used in financing activities was $47.5 million in the year ended December 31, 2008. We received proceeds from issuance of stock from employee stock plans which totaled approximately $21.7 million. In addition, we repurchased stock with an aggregate price of $49.2 million under our share repurchase program — refer to “Share Repurchase Program” below. Additionally, we repurchased approximately $23.1 million in face value of our zero coupon convertible senior notes for $18.7 million.

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

We currently anticipate that existing cash, cash equivalent and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months and to satisfy our cash requirement to pay for our zero coupon convertible senior notes due in 2010. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. We may also incur additional expenditures related to future potential restructuring activities. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Annual Report on Form 10-K, we are involved in ongoing litigation related to the protection of our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting approximately $0.6 million of our cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We also lease a facility in Mountain View, California, through November 11, 2009, which we vacated during the fourth quarter of 2008 and are subleasing at a rate equal to our rent associated with the facility. We lease a facility in Chapel Hill, North Carolina through November 15, 2009, a facility for our design center in Bangalore, India through November 4, 2012 and a facility in Tokyo, Japan through July 31, 2010. In addition, we also lease office facilities in various international locations under non-cancelable leases that range in terms from month-to-month to one year.

As discussed more fully in Note 14, “Convertible Notes” of the Notes to Consolidated Financial Statements, we have $137.0 million zero coupon convertible senior notes (the “convertible notes”) outstanding at December 31, 2008. During 2008, we repurchased approximately $23.1 million in face value of our zero coupon convertible senior notes for $18.7 million which resulted in a gain of $4.4 million included in interest and other income, net, in the consolidated statement of operations.

As of December 31, 2008, our material contractual obligations are:

	Payment Due by Year
	Total	2009	2010	2011	2012	Thereafter
	(In thousands)

Contractual obligations(1)
Operating leases	$15,544	$8,008	$6,453	$630	$453	$—
Convertible notes	136,950	—	136,950	—	—	—
Purchased software license agreements(2)	507	507	—	—	—	—

Total	$153,001	$8,515	$143,403	$630	$453	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FASB Interpretation No. (“FIN”) 48 of approximately $9.6 million, including $7.7 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of December 31, 2008. As noted below in Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2008, which are also included on our consolidated balance sheets under current and other long-term liabilities.

Common Stock Equivalents, and Options

Share Repurchase Program

In October 2001, the Board approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. For the year ended December 31, 2008, we repurchased approximately 3.6 million shares with an aggregate price of $49.2 million. As of December 31, 2008, we had repurchased a cumulative total of approximately 16.8 million shares of our Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of December 31, 2008, there remained an outstanding authorization to repurchase approximately 2.2 million shares of our outstanding Common Stock.

We record stock repurchases as a reduction to stockholders’ equity. As prescribed by APB Opinion No. 6, “Status of Accounting Research Bulletins,” we record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $44.2 million was recorded as an increase to accumulated deficit for the year ended December 31, 2008. During the year ended December 31, 2007, we did not repurchase any Common Stock.

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

The SLC has concluded its review of claims relating to stock option practices that are asserted in derivative actions against a number of our present and former officers and directors. The SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC has entered into settlement agreements with certain of our former officers. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to us is approximately $5.3 million in cash as well as the relinquishment of claims to over 2.7 million stock options. During the fourth quarter of 2008, we received approximately 163,000 shares of Rambus stock (considered irrevocable) with a value of approximately $0.8 million from a former executive as part of the former executive’s settlement agreement with Rambus in connection with the derivative and class action lawsuits. The SLC stated its intention to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. Pursuant to the parties’ agreement, that motion was taken off calendar.

On August 30, 2007, another shareholder derivative action was filed in the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP (Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD)). On November 21, 2007, the New York court granted PricewaterhouseCoopers LLP’s motion to transfer the action to the Northern District of California.

The parties have settled In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement provides for a payment by Rambus of $2.0 million and dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen, in these actions. The $2.0 million was accrued for during the quarter ended June 30, 2008 within accrued litigation expenses and paid in January 2009. A final approval hearing was held on January 16, 2009, and an order of final approval was entered on January 20, 2009.

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

Private Lawsuits

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Following several rounds of motions to dismiss, on April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. Rambus’ motion to dismiss the amended complaint was heard on September 12, 2008. On December 9, 2008, the court granted Rambus’ motion and entered judgment in favor of Rambus. Plaintiffs filed a notice of appeal on December 15, 2008.

On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On November 24, 2008, Rambus filed a motion to dismiss or, in the alternative, stay this case in light of the first-filed federal action. On January 12, 2009, Rambus filed a demurrer to plaintiffs’ complaint on the ground that it was barred by the doctrine of claim preclusion. A hearing on Rambus’ motions is scheduled for February 27, 2009.

On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint. A hearing was held on January 9, 2009. On January 12, 2009, the court sustained Rambus’ demurrer without prejudice. Plaintiffs filed a second amended complaint on February 13, 2009, containing the same causes of action as the previous complaint. Rambus’ response is not yet due.

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

Our revenue consists of royalty revenue and contract revenue generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenue consists of patent license and technology license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of our technology solutions into our customers’ products. Contract revenue may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller’s customer for use of our patent and technology licenses. We do not recognize revenue for these arrangements until we have received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. We do not pay commissions to the reseller for these arrangements.

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

Royalty Revenue

We recognize royalty revenue upon notification by our licensees and when deemed collectible. The terms of the royalty agreements generally either require licensees to give us notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. We have two types of royalty revenue: (1) patent license royalties and (2) technology license royalties.

Patent licenses.  We license our broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. We generally recognize revenue from these arrangements as amounts become due. The contractual terms of the agreements generally provide for payments over an extended period of time.

Technology licenses.  We develop proprietary and industry-standard chip interface products, such as RDRAM and XDR that we provide to our customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We recognize revenue from these arrangements upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.

Contract Revenue

We generally recognize revenue using percentage of completion for development contracts related to licenses of our interface solutions, such as XDR and FlexIO that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress to completion using input measures based upon contract costs incurred. Prior to the first quarter of 2008, we determined progress to completion using labor-hours incurred. The change to input measures better reflects the overall gross margin over the life of the contract. This change did not have a significant impact on our results of operations. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If we determine that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project were longer than the original assumptions, the contract fees will be recognized over a longer period.

If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, we will recognize the revenue and record an unbilled receivable. Amounts invoiced to our customers in excess of recognizable revenue are recorded as deferred revenue. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or unbilled receivables in any given period.

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

Therefore, as required by SOP 97-2, after we deliver the product, if the only undelivered element is PCS, we will recognize all revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. We review assumptions regarding the PCS periods on a regular basis. If we determine that it is necessary to revise the estimates of the support periods, the total amount of revenue to be recognized over the life of the contract would not be affected.

Litigation

We are involved in certain legal proceedings, as discussed in Note 15, “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we accrue for losses related to litigation if we determine that a loss is probable and can be reasonably estimated. If a specific loss amount cannot be estimated, we review the range of possible outcomes and accrue the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

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

As of December 31, 2008, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $156.0 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities. For the quarter ended June 30, 2008, we recorded a non-cash income tax provision of $130.5 million to establish a valuation allowance. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the semiconductor industry.

During the quarter ended June 30, 2008, we weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses and a revised forecast that projected future losses from operations in the U.S., which we considered significant verifiable negative evidence. Though considered positive evidence, projected income from favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to our inability to reliably estimate the timing and amounts of such settlements. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although FASB Interpretation No. 48, which we adopted on January 1, 2007, provides further clarification on the accounting for uncertainty in income taxes, the new threshold and measurement attributes prescribed by the pronouncement will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

Stock-Based Compensation

For the years ended December 31, 2008, 2007 and 2006, we maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, we sponsor an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. We selected the modified prospective method of adoption, which recognizes compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. This method did not require a restatement of prior periods. However, awards granted and still unvested on the date of adoption are attributed to expense under SFAS No. 123(R), including the application of a forfeiture rate on a prospective basis. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred, for the purposes of pro forma information under SFAS No. 123. See Note 7, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate policy, we limit the amount of our credit exposure to $10.0 million for any one issuer. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. In addition, we may make investments in securities with maturities up to 36 months. However, the bias of our investment policy is toward shorter maturities.

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2008, we had an investment portfolio of fixed income marketable securities of $340.3 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of December 31, 2008, the fair value of the portfolio would decline by approximately $0.8 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the book value, fair value, unrealized gains and related weighted average interest rates for our marketable securities portfolio as of December 31, 2008 and 2007:

	December 31, 2008
				Weighted
			Unrealized	Rate of
	Fair Value	Book Value	Gain, net	Return

Available-for-sale securities (dollars in thousands)
Money Market Funds	$110,732	$110,732	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	33	3.06%

Total cash equivalents and marketable securities	340,344	339,185	1,159
Cash	5,509	5,509	—

Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,159

	December 31, 2007
				Weighted
			Unrealized	Rate of
	Fair Value	Book Value	Gain, net	Return

Available-for-sale securities (dollars in thousands)
Money Market Funds	$104,836	$104,836	$—	4.82%
Municipal Bonds and Notes	3,008	3,000	8	4.81%
U.S. Government Bonds and Notes	108,660	108,568	92	4.39%
Corporate Notes, Bonds, and Commercial Paper	219,734	219,668	66	4.90%

Total cash equivalents and marketable securities	436,238	436,072	166
Cash	4,644	4,644	—

Total cash, cash equivalents and marketable securities	$440,882	$440,716	$166

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of small business development offices in any one country and one design center in India. We monitor our foreign currency exposure; however, as of December 31, 2008, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

Item 8.	Financial Statements and Supplementary Data

See Item 15 “Exhibits and Financial Statement Schedules” of this Form 10-K for required financial statements and supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness

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

In response to the identification of the material weakness described above, management initiated the following corrective actions:

•	During the quarter ended December 31, 2007, we hired a new VP of Finance, with experience in public accounting as well as in senior accounting roles in a public company, who oversees all of our accounting functions.

•	During the quarter ended December 31, 2007, and prior to filing the financial statements, we hired two Assistant Corporate Controllers; one to oversee revenue recognition and financial systems and the other to oversee external reporting. We have also hired a General Ledger and Consolidation Manager.

•	During the quarter ended December 31, 2007, we required all of our finance, accounting and stock administration staff to attend training in various areas of U.S. generally accepted accounting principles. In this regard, members of our finance, accounting and operations departments have attended revenue recognition, SEC reporting and stock administration training beginning in the fourth quarter of 2007.

•	We have on-going efforts to improve communications between finance personnel responsible for completing reviews of our accrual accounts and operations personnel responsible for the execution of the work on those transactions and have instituted quarterly close meetings involving finance and operations personnel; and

•	We are continuing our efforts to review our internal control over financial reporting with the intent to automate previously manual processes specifically in the areas of legal billing administration.

We have determined as of the fourth quarter of fiscal 2008 that our corrective actions discussed above had improved our control procedures. Our management in the fourth quarter of fiscal 2008 performed testing of controls, and reviewed reconciliations and other post-closing procedures and has concluded that the material weakness in our internal control over financial reporting relating to sufficient complement of personnel has been remediated.

We will continue to develop new policies and procedures as well as educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and we will be taking further actions as appropriate. We view this as an ongoing effort to which we will be devoting significant resources and which will need to be maintained and updated over time.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our website at http://investor.rambus.com/governance/ethics.cfm/. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website.

Item 11.	Executive Compensation

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2008 and December 31, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 26, 2009

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except shares and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$116,241	$119,391
Marketable securities	229,612	321,491
Accounts receivable	1,503	1,920
Prepaids and other current assets	8,486	8,349
Deferred taxes	88	11,595

Total current assets	355,930	462,746
Restricted cash	632	2,286
Deferred taxes, long term	1,857	116,209
Intangible assets, net	7,244	13,441
Property and equipment, net	22,290	24,587
Goodwill	4,454	4,454
Other assets	4,483	3,624

Total assets	$396,890	$627,347

LIABILITIES
Current liabilities:
Accounts payable	$6,374	$11,283
Accrued salaries and benefits	9,859	9,985
Accrued litigation expenses	14,265	26,234
Income taxes payable	638	834
Other accrued liabilities	3,178	5,060
Deferred revenue	1,787	2,756

Total current liabilities	36,101	56,152
Deferred revenue, less current portion	90	—
Convertible notes	136,950	160,000
Long-term income taxes payable	1,953	2,917
Other long-term liabilities	811	1,194

Total liabilities	175,905	220,263

Commitments and contingencies (Note 6 and 15)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2008 and December 31, 2007	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding 103,803,006 shares at December 31, 2008 and 105,294,534 shares at December 31, 2007	104	105
Additional paid in capital	655,724	601,821
Accumulated deficit	(435,712)	(194,966)
Accumulated other comprehensive income, net	869	124

Total stockholders’ equity	220,985	407,084

Total liabilities and stockholders’ equity	$396,890	$627,347

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue:
Royalties	$126,910	$154,306	$168,916
Contract revenue	15,584	25,634	26,408

Total revenue	142,494	179,940	195,324

Costs and expenses:
Cost of contract revenue*	21,303	27,124	30,392
Research and development*	76,222	82,877	68,977
Marketing, general and administrative*	124,077	120,597	104,561
Restructuring costs*	4,185	—	—
Impairment of intangible asset	2,158	—	—
Costs of restatement and related legal activities	3,262	19,457	31,436

Total costs and expenses	231,207	250,055	235,366

Operating loss	(88,713)	(70,115)	(40,042)
Interest and other income, net	17,042	21,759	14,337

Loss before income taxes	(71,671)	(48,356)	(25,705)
Provision for (benefit from) income taxes	124,252	(20,692)	(11,889)

Net loss	$(195,923)	$(27,664)	$(13,816)

Net loss per share:
Basic	$(1.87)	$(0.27)	$(0.13)

Diluted	$(1.87)	$(0.27)	$(0.13)

Weighted average shares used in per share calculations:
Basic	104,574	104,056	103,048

Diluted	104,574	104,056	103,048

* Includes stock-based compensation:
Cost of contract revenue	$5,187	$5,910	$8,155
Research and development	$13,488	$16,199	$14,902
Marketing, general and administrative	$18,492	$22,701	$17,466
Restructuring costs	$547	$—	$—

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-in	Stock-Based	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Gain (Loss)	Total
	(In thousands)

Balances at December 31, 2005	99,397	$99	$478,519	$(20,122)	$(133,382)	$(1,647)	$323,467
Components of comprehensive income:
Net loss	—	—	—	—	(13,816)	—	(13,816)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(24)	(24)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,041	1,041

Total comprehensive loss							(12,799)

Issuance of common stock upon exercise of options, restricted stock, and employee stock purchase plan	5,123	6	57,553	—	—	—	57,559
Repurchase and retirement of common stock under repurchase plan	(700)	(1)	(756)	—	(20,198)	—	(20,955)
Stock-based compensation	—	—	38,908	—	—	—	38,908
Reversal of deferred stock-based compensation	—	—	(20,122)	20,122	—	—	—
Tax shortfall from equity incentive plans	—	—	(3,892)	—	—	—	(3,892)

Balances at December 31, 2006	103,820	104	550,210	—	(167,396)	(630)	382,288
FIN 48 Tax Adjustment (Note 10)	—	—	239	—	94	—	333

Balances at January 1, 2007	103,820	104	550,449	—	(167,302)	(630)	382,621
Components of comprehensive income:
Net loss	—	—	—	—	(27,664)	—	(27,664)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	66	66
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	688	688

Total comprehensive loss							(26,910)

Reversal of liability-based stock awards to equity	—	—	2,136	—	—	—	2,136
Issuance of common stock upon exercise of options, nonvested equity stock and stock units, and employee stock purchase plan	1,475	1	11,831	—	—	—	11,832
Repurchase and retirement of common stock under repurchase plan	—	—	—	—	—	—	—
Stock-based compensation	—	—	43,676	—	—	—	43,676
Tax shortfall from equity incentive plans	—	—	(6,271)	—	—	—	(6,271)

Balances at December 31, 2007	105,295	105	601,821	—	(194,966)	124	407,084
Components of comprehensive income:
Net loss	—	—	—	—	(195,923)	—	(195,923)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	60	60
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	685	685

Total comprehensive loss							(195,178)

Issuance of common stock upon exercise of options, nonvested equity stock and stock units, and employee stock purchase plan	2,251	2	21,761	—	—	—	21,763
Repurchase and retirement of common stock under repurchase plan and shares received from a former executive	(3,743)	(3)	(5,248)	—	(44,823)	—	(50,074)
Stock-based compensation	—	—	37,761	—	—	—	37,761
Tax shortfall from equity incentive plans	—	—	(371)	—	—	—	(371)

Balances at December 31, 2008	103,803	$104	$655,724	$—	$(435,712)	$869	$220,985

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(195,923)	$(27,664)	$(13,816)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	37,167	44,810	40,523
Depreciation	11,326	11,202	11,248
Amortization of intangible assets and convertible note issuance costs	4,339	5,286	8,409
Restructuring costs (non-cash)	547	—	—
Impairment of intangible asset	2,158	—	—
Deferred tax (benefit) provision	125,180	(21,866)	(11,242)
Loss on disposal of property and equipment	76	445	342
Gain on repurchase of convertible notes	(4,371)	—	—
Recovery of restatement and related legal activities (non-cash)	(849)	—	—
Write-off of cost-based investment	—	—	163
Change in operating assets and liabilities:
Accounts receivable and unbilled receivables	417	674	(1,640)
Prepaids and other assets	95	(6,190)	(730)
Accounts payable	(3,607)	3,809	(161)
Accrued salaries and benefits and other accrued liabilities	(2,060)	(4,333)	7,198
Accrued litigation expenses	(11,969)	3,091	18,510
Income taxes payable	(1,775)	816	99
Increases in deferred revenue	1,784	2,264	22,226
Decreases in deferred revenue	(2,663)	(7,065)	(23,959)
Decrease (increase) in restricted cash	1,654	1	(8)

Net cash provided by (used in) operating activities	(38,474)	5,280	57,162

Cash flows from investing activities:
Purchases of property and equipment	(9,871)	(5,737)	(8,649)
Proceeds from sale of property and equipment	30	—	—
Acquisition of intangible assets	(300)	(30)	(300)
Purchases of marketable securities	(362,968)	(664,420)	(215,188)
Maturities of marketable securities	430,844	598,543	166,191
Proceeds from sale of marketable securities	24,996	108,550	—
Purchases of leasehold improvements	—	(2,610)	(3,083)
Acquisition of business	—	(1,139)	(1,000)

Net cash provided by (used in) investing activities	82,731	33,157	(62,029)

Cash flows from financing activities:
Payments under installment payment arrangement	(1,250)	(4,250)	(800)
Proceeds from issuance of common stock under employee stock plans	21,688	11,831	57,559
Repurchase and retirement of common stock	(49,226)	—	(20,955)
Repurchase of convertible notes	(18,679)	—	—

Net cash provided by (used in) financing activities	(47,467)	7,581	35,804

Effect of exchange rates on cash and cash equivalents	60	69	(24)
Net increase (decrease) in cash and cash equivalents	(3,150)	46,087	30,913
Cash and cash equivalents at beginning of period	119,391	73,304	42,391

Cash and cash equivalents at end of period	$116,241	$119,391	$73,304

Non-cash investing and financing activities:
Property and equipment acquired under installment payment arrangement	$—	$—	$5,100
Property and equipment received and accrued in accounts payable and other accrued liabilities	$629	$1,439	$1,155
Supplemental disclosure of cash flow information:
Taxes paid	$528	$1,046	$234
Taxes refunded	$309	$—	$519

See Notes to Consolidated Financial Statements

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of the Company

Rambus Inc. (the “Company” or “Rambus”) designs, develops and licenses chip interface technologies that are foundational to nearly all digital electronics products. Rambus’ chip interface technologies are designed to improve the performance, power efficiency, time-to-market and cost-effectiveness of its customers’ semiconductor and system products for computing, gaming and graphics, consumer electronics and mobile applications. Rambus was incorporated in California in March 1990 and reincorporated in Delaware in March 1997.

2.	Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan and Rambus, located in George Town, Grand Caymans, BWI, of which Rambus Chip Technologies (India) Private Limited, Rambus Deutschland GmbH, located in Pforzheim, Germany and Rambus Korea, Inc., located in Seoul, Korea are subsidiaries. During 2008, we closed our office in Korea. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

We have reclassified certain prior year balances to conform to the current year’s presentation in the consolidated statements of cash flows. None of these reclassifications had an impact on reported net loss for any of the periods presented.

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

Rambus’ revenue consists of royalty revenue and contract revenue generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenue consists of patent license and technology license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ technology solutions into its customers’ products. Contract revenue may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller’s customer for use of Rambus’ patent and technology licenses. Rambus does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. Rambus does not pay commissions to the reseller for these arrangements.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Royalty Revenue

Rambus recognizes royalty revenue upon notification by its licensees and when deemed collectible. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. Rambus has two types of royalty revenue: (1) patent license royalties and (2) technology license royalties.

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

Technology licenses.  Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that Rambus provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements (except for those royalties subject to the Federal Trade Commission (the “FTC”) order discussed below) upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.

On February 2, 2007, the FTC issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold by licensees after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties Rambus can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR” or “previously withheld royalties”). Amounts in excess of MAR that are subject to the order are excluded from revenue. On April 22, 2008, the United States Court of Appeals for the District of Columbia (the “CADC”) overturned the FTC decision and remanded the matter back to the FTC for further proceedings consistent with the CADC’s opinion. On June 6, 2008, the FTC petitioned the CADC to rehear the case en banc. On August 26, 2008, the CADC denied the FTC’s petition for rehearing of this matter en banc, and on September 9, 2008, the CADC issued its mandate setting aside the FTC’s order and instructing the FTC to take actions consistent with the CADC’s ruling. The FTC did not seek, nor did it receive, a stay of the CADC’s ruling, and thus the FTC’s order in the case has been vacated. On October 16, 2008, the FTC issued an order (“FTC Disposition Order”) authorizing Rambus to receive the excess consideration that customers have previously deducted from their quarterly payments made to Rambus under the Patent License Agreement (see Note 15 “Litigation and Asserted Claims”).

At the time of the issuance of the mandate on September 9, 2008, $6.2 million had been determined as amounts of previously withheld royalties which had been excluded from revenue. As the FTC has issued the FTC Disposition Order, the Company recognized the previously withheld royalties of $6.2 million as revenue when the corresponding cash payments were received. In the year ended December 31, 2008, $6.2 million of these previously withheld royalties were received from the customers and recognized as revenue.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Revenue

Rambus generally recognizes revenue using percentage of completion for development contracts related to licenses of its interface solutions, such as XDR and FlexIO that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon contract costs incurred. Prior to the first quarter of 2008, Rambus determined progress to completion using labor-hours incurred. The change to input measures better reflects the overall gross margin over the life of the contract. This change did not have a significant impact on the Company’s results of operations. Rambus has evaluated use of output measures versus input measures and has determined that its output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If Rambus determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project were longer than the original assumptions, the contract fees will be recognized over a longer period. As of December 31, 2008, we have accrued a liability of approximately $0.4 million related to estimated loss contracts.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, stock-based compensation, depreciation, professional services and overhead expenses related to the general development of Rambus’ products, are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Rambus has not capitalized any software development costs since the period between establishing technological feasibility and general customer release is relatively short and as such, these costs have not been significant.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in Rambus’ consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. See Note 10, “Income Taxes” for details related to the Company’s deferred tax asset valuation allowance.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2008, 2007 and 2006, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 7, “Equity Incentive Plans and Stock-Based Compensation,” for a detailed description of the Company’s plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to Rambus employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. The Company selected the modified prospective method of adoption, which recognizes compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. This method did not require a restatement of prior periods. However, awards granted and still unvested on the date of adoption are attributed to expense under SFAS No. 123(R), including the application of a forfeiture rate on a prospective basis. Rambus’ forfeiture rate represents the historical rate at which Rambus’ stock-based awards were surrendered prior to vesting. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred, for the purposes of pro forma information under SFAS No. 123. Additionally, Rambus’ deferred stock compensation balance of $20.1 million as of December 31, 2005, which was accounted for under APB No. 25, was reclassified into its additional paid in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be other than temporary, a charge will be recognized. Due to the high credit quality and short term nature of the Company’s investments, there have been no other than temporary impairments noted to date. The

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classification of funds between short-term and long-term is based on the Company’s anticipated future needs of funds for operations or other purposes.

Fair Value of Financial Instruments

The amounts reported for cash equivalents, marketable securities, account receivables, unbilled receivables, accounts payable, and accrued liabilities are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. For the discussion regarding the impact of the adoption of SFAS No. 157 on the Company’s marketable securities, see Note 16, “Fair Value of Financial Instruments.” Additionally, the Company has adopted SFAS No. 159 effective January 1, 2008. The Company has not elected the fair value option for financial instruments not already carried at fair value.

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

Goodwill

Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that companies not amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment. The second step involves determining the fair value of goodwill for each reporting unit. Any excess carrying amount of goodwill over the fair value determined in the second step will be recorded as a goodwill impairment loss.

The Company completed the first step of its annual impairment analysis as of December 31, 2008 and found no instance of impairment of its recorded goodwill of $4.5 million at December 31, 2008. If the Company’s estimates or the related assumptions change in the future, it may be required to record an impairment charge for goodwill to reduce the carrying amount to its estimated fair value.

Intangible Assets

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

Impairment of Long-Lived Assets and Other Intangible Assets

Rambus evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to ten years. SFAS No. 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on Rambus’ financial position and results of operations. During 2008, Rambus determined that approximately $2.2 million of intangible assets had no alternative use and was impaired as a result of a customer’s change in technology requirements.

Restructuring Costs

In connection with the Company’s exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. Formal plans are developed and approved by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Pursuant to SFAS No. 146, restructuring costs related to employee severance are recorded when probable and estimable. Fixed assets that are impaired as a result of restructuring plans are typically accounted for as assets held for sale or are abandoned. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

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

For foreign subsidiaries using the U.S. dollar as their functional currency, remeasurement adjustments for non-functional currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. The resultant remeasurement gains and losses of these foreign subsidiaries as well as gains and losses from foreign currency transactions are included in other expense, net in the statements of operations, and are not significant for any periods presented.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in assessing performance. Rambus has identified one operating and reporting segment, the design, development and licensing of chip interface technologies and architectures. This segment operates in three geographic regions: North America, Asia and Europe.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income (loss), net of tax, is presented in the statements of stockholders’ equity and comprehensive income.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of General Accepted Accounting Principle.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles.” The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its previously issued financial statements. The Company expects to record approximately $3.0 million per quarter in non-cash interest expense related to its outstanding convertible debt instruments beginning in the first quarter of 2009.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of SFAS No. 157 were adopted by the Company, as it applies to its financial instruments, effective beginning January 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 16, “Fair Value of Financial Instruments.”

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This Statement replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company’s business combinations on or after January 1, 2009.

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

Rambus markets and sells its chip interfaces to a narrow base of customers and generally does not require collateral. For the year ended December 31, 2008, revenue from Fujitsu, NEC, Panasonic, Sony, Elpida, and AMD each individually accounted for 10% or more of its total revenue, and in the aggregate, represented 77% of total revenue. For the year ended December 31, 2007, revenue from Fujitsu, Elpida, Qimonda and Toshiba each individually accounted for 10% or more of its total revenue, and in the aggregate, represented 59% of total revenue. For the year ended December 31, 2006, revenue from Fujitsu, Elpida, Qimonda and Intel, each individually accounted for 10% or more of Rambus’ total revenue, and in the aggregate, represented 53% of total revenue. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

As of December 31, 2008 and 2007, Rambus’ cash, cash equivalents and marketable securities were invested with two financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. government bonds and notes, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Rambus places its investments with high credit issuers and, by policy, attempts to limit the amount of credit exposure to any one issuer. As stated in Rambus’ policy, it will ensure the safety and preservation of Rambus’ invested funds by limiting default risk and market risk. Rambus has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	December 31, 2008
				Weighted
			Unrealized	Rate of
	Fair Value	Book Value	Gain, net	Return
	(Dollars in thousands)

Money Market Funds	$110,732	$110,732	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	33	3.06%

Total cash equivalents and marketable securities	340,344	339,185	1,159
Cash	5,509	5,509	—

Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,159

	December 31, 2007
				Weighted
			Unrealized	Rate of
	Fair Value	Book Value	Gain, net	Return
	(Dollars in thousands)

Money Market Funds	$104,836	$104,836	$—	4.82%
Municipal Bonds and Notes	3,008	3,000	8	4.81%
U.S. Government Bonds and Notes	108,660	108,568	92	4.39%
Corporate Notes, Bonds, and Commercial Paper	219,734	219,668	66	4.90%

Total cash equivalents and marketable securities	436,238	436,072	166
Cash	4,644	4,644	—

Total cash, cash equivalents and marketable securities	$440,882	$440,716	$166

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Cash equivalents	$110,732	$114,747
Short term marketable securities	229,612	321,491

Total cash equivalents and marketable securities	340,344	436,238
Cash	5,509	4,644

Total cash, cash equivalents and marketable securities	$345,853	$440,882

The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain at December 31, 2008 and December 31, 2007 are as follows:

	As of		Unrealized Gain, net
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(In thousands)

Contractual maturity:
Due within one year	$223,458	$361,974	$345	$27
Due from one year through three years	116,886	74,264	814	139

	$340,344	$436,238	$1,159	$166

The unrealized gains, net, were insignificant in relation to our total available-for-sale portfolio. The unrealized gains, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government bonds and notes. See Note 16, “Fair Value of Financial Instruments”, for fair value discussion regarding the Company’s cash equivalents and marketable securities.

5.	Balance Sheet Details

Property and Equipment, net

Property and equipment, net is comprised of the following:

	December 31,
	2008	2007
	(In thousands)

Computer equipment	$24,932	$24,444
Computer software	35,981	31,029
Leasehold improvements	12,892	12,631
Furniture and fixtures	7,525	7,003
Construction in progress	1,029	2,218

	82,359	77,325
Less accumulated depreciation and amortization	(60,069)	(52,738)

	$22,290	$24,587

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $11.3 million, $11.2 million and $11.2 million, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Changes in the carrying value of goodwill for the following years are as follows:

	December 31,
	2008	2007
	(In thousands)

Beginning balance at January 1	$4,454	$3,315
Goodwill acquired during the period	—	1,139

Ending balance at December 31	$4,454	$4,454

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2008	2007
	(In thousands)

Accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax	$86	$25
Unrealized gain on available for sale securities, net of tax	783	99

Total	$869	$124

As a result of providing a full valuation allowance of the deferred tax assets in the U.S., the Company reversed $0.4 million of unrealized gain (loss) previously recorded in other comprehensive income for the year ended December 31, 2008.

6.	Commitments and Contingencies

Rambus leases its present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, the Company provided a letter of credit restricting approximately $0.6 million of its cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company’s investment policy. The Company also leases a facility in Mountain View, California, through November 11, 2009, which the Company vacated during the fourth quarter of 2008 and is subleasing at a rate equal to its rent associated with the facility. The Company leases a facility in Chapel Hill, North Carolina through November 15, 2009, a facility for the Company’s design center in Bangalore, India through November 4, 2012 and a facility in Tokyo, Japan through July 31, 2010. In addition, the Company also leases office facilities in various international locations under non-cancelable leases that range in terms from month-to-month to one year.

On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. Rambus elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, Rambus repurchased a total of $140.0 million in face value of the outstanding convertible notes in 2005. During 2008, Rambus repurchased an additional $23.1 million in face value of the outstanding convertible notes for $18.7 million which resulted in a gain of $4.4 million. The convertible notes outstanding as of December 31, 2008 were $137.0 million and were classified as a non-current liability in the accompanying consolidated balance sheets.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, Rambus’ material contractual obligations were:

	Payment Due by Year
	Total	2009	2010	2011	2012	Thereafter
	(In thousands)

Contractual obligations(1)
Operating leases	$15,544	$8,008	$6,453	$630	$453	$—
Convertible notes	136,950	—	136,950	—	—	—
Purchased software license agreements(2)	507	507	—	—	—	—

Total	$153,001	$8,515	$143,403	$630	$453	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FASB Interpretation No. (“FIN”) 48 of approximately $9.6 million, including $7.7 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of December 31, 2008. As noted below in Note 10, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Rambus has commitments with various software vendors for non-cancellable license agreements that generally have terms greater than one year. The above table summarizes those contractual obligations as of December 31, 2008, which are also included on Rambus’ consolidated balance sheets under current and other long-term liabilities.

Rent expense was approximately $6.9 million, $6.6 million and $6.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred rent, included primarily in other long-term liabilities, was approximately $1.1 million and $1.5 million as of December 31, 2008 and December 31, 2007, respectively.

In connection with certain litigation taking place in Germany, the German courts have requested that the Company set aside adequate funds to cover potential court cost claims. Accordingly, as of December 31, 2007, approximately $1.7 million was restricted as to withdrawal, managed by a third party subject to certain limitations under the Company’s investment policy and included in restricted cash, long-term, to cover the German court requirements. During 2008, the entire $1.7 million of restricted cash was released pursuant to an order issued by the German courts.

Indemnifications

Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of December 31, 2008 or December 31, 2007.

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers. As of December 31, 2008, the Company had made payments of approximately $6.5 million on their behalf. As of December 31, 2007, the Company had made payments of approximately $5.7 million on their behalf. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations.

7.	Equity Incentive Plans and Stock-Based Compensation

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

The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value of the common stock on the date of grant, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Plan was replaced and the 1999 Plan was terminated. Those who will be eligible for awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months, have straight-line vesting schedules, and expire not more than ten years from date of grant. The Board expects that the number of shares reserved for issuance under the 2006 Plan will be sufficient to operate the plan for two years from its inception without having to request the approval of additional shares from the Company’s stockholders. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares as needed.

As of December 31, 2008, 2,556,984 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant

Shares available as of December 31, 2005	5,592,466
Additional shares reserved	10,818,836
Stock options granted	(2,397,850)
Stock options forfeited	4,879,815
Stock options expired under former plans	(10,923,684)
Nonvested equity stock and stock units granted	(103,383)

Shares available as of December 31, 2006	7,866,200
Stock options granted	(3,202,800)
Stock options forfeited	1,791,361
Stock options expired under former plans	(1,523,097)
Nonvested equity stock and stock units granted(1)	(342,533)

Shares available as of December 31, 2007	4,589,131
Stock options granted	(1,884,490)
Stock options forfeited	2,188,422
Stock options expired under former plans	(1,359,483)
Nonvested equity stock and stock units granted(1)	(1,056,096)
Nonvested equity stock and stock units forfeited(1)	79,500

Total shares available for grant as of December 31, 2008	2,556,984

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the years ended December 31, 2008 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2008.

	Options Outstanding		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
	(Dollars in thousands, except per share amounts)

Outstanding as of December 31, 2005	26,027,517	$16.30
Options granted	2,397,850	26.99
Options exercised	(4,872,675)	11.34
Options forfeited	(4,879,815)	18.80

Outstanding as of December 31, 2006	18,672,877	18.32
Options granted	3,202,800	18.72
Options exercised	(1,333,578)	8.43
Options forfeited	(1,791,361)	22.89

Outstanding as of December 31, 2007	18,750,738	$20.17
Options granted	1,884,490	19.70
Options exercised	(1,873,067)	9.70
Options forfeited	(2,188,422)	20.97

Outstanding as of December 31, 2008	16,573,739	21.19	5.39	$31,066

Vested or expected to vest at December 31, 2008	15,375,096	21.88	5.41	23,828
Options exercisable at December 31, 2008	11,016,407	22.44	4.53	22,824

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2008, based on the $15.92 closing stock price of Rambus’ Common Stock on December 31, 2008 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2008 was 5,615,328 and 4,332,079, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 2.50 – $ 4.86	1,883,982	2.61	$4.02	1,352,884	$4.61
$ 5.93 – $14.18	1,731,732	4.12	11.80	1,508,585	11.63
$14.24 – $15.67	1,884,464	4.31	15.13	1,367,067	15.16
$15.80 – $17.95	1,799,520	5.99	17.00	1,354,144	17.05
$18.04 – $18.62	350,833	4.73	18.23	300,416	18.22
$18.69 – $18.69	1,711,548	8.09	18.69	662,230	18.69
$19.13 – $19.86	2,034,835	8.80	19.66	503,328	19.56
$20.31 – $26.19	1,709,930	6.51	23.29	1,057,330	23.37
$26.45 – $37.66	2,208,622	4.26	32.65	1,843,638	33.36
$38.48 – $92.62	1,258,273	3.55	58.62	1,066,785	61.57

$ 2.50 – $92.62	16,573,739	5.39	$21.19	11,016,407	$22.44

As of December 31, 2008, there was $50.2 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of options vested for the years ended December 31, 2008, 2007 and 2006 was $209.7 million, $262.0 million and $183.6 million.

Employee Stock Purchase Plans

During the three year period ended December 31, 2008, the Company had two employee stock purchase plans, the 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) and the 2006 Employee Stock Purchase Plan (the “2006 Purchase Plan”). The 1997 Purchase Plan provided for offerings of four consecutive overlapping six month offering periods. Under the 1997 Purchase Plan, employees were able to purchase stock at the lower of 85% of the fair market value on the first day of the 24 month offering period (the enrollment date), or the purchase date (the exercise date). Employees generally were not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period.

The 1997 Purchase Plan terminated effective with the October 31, 2007 purchase date in accordance with its governing documents and no further grants will be made.

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

During the year ended December 31, 2008, the Company issued 334,929 shares under the 2006 Purchase Plan at a weighted average price of $11.87 per share. During the years ended December 31, 2007 and 2006, the Company issued 77,146 shares and 208,820 shares, respectively, at a weighted average price of $10.88 each year under the

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

now expired 1997 Purchase Plan. As of December 31, 2008, 1,265,071 shares remain available for issuance under the 2006 Purchase Plan. As of December 31, 2008, there was $0.7 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 Purchase Plan. That cost is expected to be recognized over four months.

Stock-Based Compensation

Stock Options

During the years ended December 31, 2008 and 2007, Rambus granted 1,884,490 and 3,202,800 stock options, respectively, with an estimated total grant-date fair value of $21.3 million and $39.4 million, respectively. During the years ended December 31, 2008, 2007 and 2006, Rambus recorded stock-based compensation related to stock options of $32.9 million, $42.3 million and $38.1 million, respectively.

The effect of recording stock-based compensation for the years ended December 31, 2007 and 2006 includes a $4.1 million and $1.1 million charge, respectively, resulting from the Company’s modifying the terms of approximately 200 stock option grants to officers, directors and employees, by offering an extension of time to exercise in connection with the Offer discussed under “Stock Option Plans” above.

The total intrinsic value of options exercised was $16.7 million, $15.2 million and $110.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the cash received from the employees to exercise the options.

During the years ended December 31, 2008, 2007 and 2006, proceeds from employee stock option exercises totaled approximately $18.2 million (of which $0.5 million was included in prepaid and other assets as of December 31, 2008 and was subsequently received in January 2009), $11.2 million and $55.3 million, respectively.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2008, 2007 and 2006 calculated in accordance with SFAS No. 123(R).

Employee Stock Purchase Plans

During the years ended December 31, 2008, 2007 and 2006, Rambus recorded stock-based compensation related to employee stock purchase plans of $1.8 million, $53,000 and $1.1 million, respectively. During 2007, the Company reversed approximately $0.8 million of compensation expense due to a change in estimate of expected contributions.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans for Years Ended December 31,
	2008	2007	2006

Stock Option Plans
Expected stock price volatility	63%-114%	53%-69%	61%-78%
Risk free interest rate	2.1%-3.3%	3.5%-4.9%	4.4%-5.0%
Expected term (in years)	5.3	6.2	6.3-6.6
Weighted-average fair value of stock options granted	$11.32	$12.29	$17.51

	Employee Stock Purchase Plan for Years Ended December 31,
	2008	2007	2006(1)

Employee Stock Purchase Plan
Expected stock price volatility	58%-103%	64%	—
Risk free interest rate	1.1%-1.7%	4.2%	—
Expected term (in years)	0.5	0.5	—
Weighted-average fair value of purchase rights granted under the purchase plan	$5.06	$6.62	—

(1)	No grants were made under the employee stock purchase plan in 2006.

Expected Stock Price Volatility:  In accordance with the guidance in Staff Accounting Bulletin (“SAB”) No. 107, given the volume of market activity in its market traded options greater than one year, Rambus determined that it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. If there is not sufficient volume in its market traded options, the Company will use an equally weighted blend of historical and implied volatility.

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

The expected term of ESPP grants is based upon the length of each respective purchase period.

Nonvested Equity Stock and Stock Units

For the year ended December 31, 2008, Rambus granted nonvested equity stock units to certain officers and employees, totaling 704,064 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity stock units were valued at the date of grant giving them a fair value of approximately $12.6 million. As of December 31, 2008, 48,000 nonvested equity stock units which were granted in 2008 to its chief executive officer with vesting subject to the achievement of certain performance conditions related to revenue goals and other factors were cancelled. The Company did not recognize any compensation expense for these performance equity stock units since the Company did not believe that the performance conditions would be met.

For the three years ended December 31, 2008, 2007, and 2006, Rambus recorded stock-based compensation expense of approximately $3.1 million, $2.4 million and $1.3 million, respectively, related to all outstanding unvested equity stock grants. Beginning in 2008, compensation expense was adjusted for an estimate of forfeitures for non performance-based grants, based on management’s future expectations. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $11.7 million at December 31, 2008. This cost is expected to be recognized over a weighted average period of 2.9 years.

The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2008:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value

Nonvested at December 31, 2005	—	$—
Granted	103,383	35.13
Vested	(29,613)	32.62
Forfeited	—	—

Nonvested at December 31, 2006	73,770	$36.14
Granted	228,355	18.85
Vested	(57,948)	30.06
Forfeited	—	—

Nonvested at December 31, 2007	244,177	$21.41
Granted	704,064	17.91
Vested	(74,177)	21.99
Forfeited	(53,000)	19.86

Nonvested at December 31, 2008	821,064	$18.46

8.	Stockholders’ Equity

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program

In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. For the year ended December 31, 2008, the Company repurchased approximately 3.6 million shares with an aggregate price of $49.2 million. As of December 31, 2008, Rambus had repurchased a cumulative total of approximately 16.8 million shares of its Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of December 31, 2008, there remained an outstanding authorization to repurchase approximately 2.2 million shares of Rambus’ outstanding Common Stock.

Rambus records stock repurchases as a reduction to stockholders’ equity. As prescribed by Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins,” Rambus records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $44.2 million was recorded as an increase to accumulated deficit for the year ended December 31, 2008. During the year ended December 31, 2007, the Company did not repurchase any Common Stock.

9.	Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2008, 2007 and 2006, Rambus made matching contributions totaling approximately $1.3 million, $1.3 million and $1.1 million, respectively.

10.	Income Taxes

The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Federal:
Current	$(615)	$—	$(858)
Deferred	105,083	(18,693)	(9,338)
State:
Current	(1,071)	(2)	(218)
Deferred	20,395	(2,982)	(1,904)
Foreign:
Current	749	1,176	429
Deferred	(289)	(191)	—

	$124,252	$(20,692)	$(11,889)

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2008	2007	2006

Provision (benefit) at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Provision (benefit) at state statutory rate	(5.4)%	(5.5)%	(5.5)%
R&D credit	(7.6)%	(2.7)%	(8.8)%
Executive compensation	0.1%	(2.7)%	1.3%
Non-deductible stock-based compensation	1.4%	1.0%	1.4%
Other	0.1%	2.1%	0.3%
Valuation allowance	219.8%	—%	—%

	173.4%	(42.8)%	(46.3)%

The components of the net deferred tax assets are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Deferred revenue	$27	$187
Depreciation and amortization	16,206	19,015
Other liabilities and reserves	6,237	12,410
Employee stock-based compensation	595	594
Deferred equity compensation	54,136	47,453
Net operating loss carryovers	46,019	19,380
Tax credits	32,756	28,765

Total deferred tax assets	$155,976	$127,804
Valuation Allowance	(154,031)	—

	$1,945	$127,804

As of December 31, 2008, the Company’s consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $156.0 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities. During the quarter ended June 30, 2008, the Company recorded a non-cash income tax provision of $130.5 million to establish a valuation allowance. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.

During the quarter ended June 30, 2008, the Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses and a revised forecast that projected future losses from operations in the U.S., which the Company considered significant verifiable negative evidence. Though considered positive evidence, projected income from favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to the Company’s inability to reliably estimate the timing and amounts of such settlements. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, Rambus has federal and state net operating loss carryforwards for income tax purposes of $204.7 million and $189.7 million, respectively, which begin to expire in 2014. As of December 31, 2008, Rambus has federal and state research and development tax credit carryforwards for income tax purposes of $22.5 million and $12.0 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2012 and the state tax credit can be carried forward indefinitely.

Pursuant to Footnote 82 of SFAS No. 123(R), tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. Starting in 2006, the Company no longer includes net operating losses attributable to stock option windfall deductions as components of its gross deferred tax assets. The Company’s unrealized federal and state net operating losses excluded as of December 31, 2008 were $88.9 million and $94.6 million, respectively. The benefit of these net operating losses will be recorded to additional paid-in capital when they reduce cash taxes payable.

As of December 31, 2008, the Company had $9.6 million of unrecognized tax benefits, including $6.9 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.8 million of federal tax benefits, and including $1.9 million in long-term income taxes payable. If recognized, approximately $0.6 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2007, the Company had $14.0 million of unrecognized tax benefits, including $8.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $2.9 million in long-term income taxes payable.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the year ended December 31, 2008 is as follows (amounts in thousands):

	Years Ended December 31,
	2008	2007

Balance at January 1	$14,005	$12,395
Tax positions related to current year:
Additions	978	1,610
Tax positions related to prior years:
Reductions	(304)	—
Settlements	(5,066)	—

Balance at December 31	$9,613	$14,005

During 2008, the Company reduced its unrecognized tax benefits by $5.1 million related to a settlement with the California Franchise Tax Board. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2008 and December 31, 2007, an insignificant amount of interest and penalties are included in long-term income taxes payable.

Substantially all of the Company’s income is generated in the U.S. At December 31, 2008, no deferred taxes have been provided for any portion of the approximately $2.6 million of undistributed earnings of the Company’s international subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. The amount of U.S. tax that would be required upon repatriation of the Company’s undistributed foreign earnings would be immaterial as of December 31, 2008. The Company’s operations in India currently operate under a tax holiday, which will expire in 2010.

Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Rambus is currently under a payroll examination by the Internal Revenue Service for the years ended

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004 and 2005. The Company is also under examination by the California Franchise Tax Board for the fiscal year ended March 31, 2003 and the years ended December 31, 2003 and 2004. Although the outcome of any tax audit is uncertain, the Company believes it has adequately provided for any additional taxes that may be required to be paid as a result of such examinations. If the Company determines that no payment will ultimately be required, the reversal of these tax liabilities may result in tax benefits being recognized in the period when that conclusion is reached. However, if an ultimate tax assessment exceeds the recorded tax liability for that item, an additional tax provision may need to be recorded. The impact of such adjustments in the Company’s tax accounts could have a material impact on the consolidated results of operations in future periods. The Company is subject to examination by the IRS for tax years ended 2005 through 2007. The Company is also subject to examination by the State of California for tax years ended 2004 through 2007. In addition, any R&D credit carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.

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

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Numerator:
Net loss	$(195,923)	$(27,664)	$(13,816)

Denominator:
Weighted average shares used to compute basic EPS	104,574	104,056	103,048
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—	—

Weighted average shares used to compute diluted EPS	104,574	104,056	103,048

Net loss per share:
Basic	$(1.87)	$(0.27)	$(0.13)
Diluted	$(1.87)	$(0.27)	$(0.13)

For all periods presented, approximately 5.1 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion price was higher than the average market price of the Common Stock during this period. For the years ended December 31, 2008, 2007 and 2006, options to purchase approximately 11.0 million, 9.8 million and 8.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the year ended December 31, 2008, an additional 2.8 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period. For the year ended December 31, 2007, an additional 3.8 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.

12.  Business Segments, Exports and Major Customers

Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Six customers accounted for 19%, 14%, 12%, 11%, 11% and 11% respectively, of revenue in the year ending December 31, 2008. Four customers accounted for 20%, 15%, 15%, and 10%, respectively, of revenue in the year ended December 31, 2007. Four customers accounted for 18%, 13%, 12% and 10%, respectively, of revenue in the year ended December 31, 2006. See Note 3, “Business Risks and Credit Concentration”, for the names of the customers which accounted for more than 10% of revenue in each of the years. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenue is attributed to individual countries according to the countries in which the licensees are headquartered. Revenue from customers in the following geographic regions were recognized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Japan	$115,202	$124,662	$119,884
North America	23,870	26,447	49,186
Taiwan	565	1,434	975
Korea	900	618	1,156
Singapore	367	588	—
Europe	1,590	26,191	24,123

	$142,494	$179,940	$195,324

At December 31, 2008, of the $22.3 million of total long-lived assets, approximately $19.3 million are located in the United States, $2.4 million are located in India and $0.6 million were located in other foreign locations. At December 31, 2007, of the $24.6 million of total long-lived assets, approximately $20.2 million were located in the United States, $3.6 million were located in India and $0.8 million were located in other foreign locations.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Amortizable Intangible Assets

The components of the Company’s intangible assets as of December 31, 2008 and December 31, 2007 were as follows:

	As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Patents	$9,941	$(5,527)	$4,414
Intellectual property	10,384	(9,527)	857
Customer contracts and contractual relationships	4,000	(2,224)	1,776
Existing technology	2,700	(2,503)	197
Non-competition agreement	100	(100)	—

Total intangible assets	$27,125	$(19,881)	$7,244

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Patents	$9,941	$(4,363)	$5,578
Intellectual property	10,084	(7,759)	2,325
Customer contracts and contractual relationships	8,000	(3,344)	4,656
Existing technology	2,700	(1,828)	872
Non-competition agreement	100	(90)	10

Total intangible assets	$30,825	$(17,384)	$13,441

Amortization expense for intangible assets for the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $5.3 million and $5.2 million, respectively.

During the third quarter of 2008, based on communication it received from a customer, the Company determined that approximately $2.2 million of its intangible assets had no alternative future use and was impaired as a result of a customer’s change in technology requirements. The intangible asset relates to a contractual relationship acquired in the Velio acquisition during December 2003.

The estimated future amortization expense of intangible assets as of December 31, 2008 was as follows (amounts in thousands):

Years Ending December 31:	Amount

2009	$2,708
2010	1,521
2011	1,193
2012	921
Thereafter	901

$7,244

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Convertible Notes

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

The convertible notes are carried at face value at December 31, 2008, 2007 and 2006 due to the cash settlement feature. The convertible notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the convertible notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, Rambus repurchased $140.0 million face value of the outstanding convertible notes, for a price of approximately $113.0 million, leaving a net balance of $160.0 million at December 31, 2005. These repurchases were financed from Rambus’ investment portfolio. At the time of the issuance, Rambus recorded $7.2 million of related note issuance costs in long-term other assets related to these repurchases, which was subsequently reduced to $4.2 million. There is no amortization of note issuance costs in 2008 and 2007 due to the acceleration of the remaining amortization into the fourth quarter of 2006 in connection with the notice of acceleration relative to the convertible notes as discussed below. For the year ended December 31, 2006 Rambus recorded amortization expense of $3.2 million.

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

On September 20, 2007, Rambus received a notice from the Trustee for the convertible notes, rescinding the acceleration of the convertible notes contained in the letter from the Trustee dated July 31, 2007 and waiving all existing Events of Default as defined in the Indenture. The notice indicated that the Trustee had received direction from holders holding a majority in aggregate principal amount of the convertible notes outstanding to waive all existing Events of Default and to rescind the acceleration of the convertible notes. As of December 31, 2007, the convertible notes were reclassified to non-current liabilities in the accompanying consolidated balance sheet since the Company became current with its SEC filings in October 2007.

As of December 31, 2008, the Company repurchased approximately $23.1 million of convertible notes for $18.7 million which resulted in a net gain of $4.4 million, included in interest and other income, net in the consolidated statement of operations. As of December 31, 2008, approximately $137.0 million in face value of the convertible notes remain outstanding.

15.	Litigation and Asserted Claims

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

The case was divided into three phases. In the first phase, Hynix tried its unclean hands defense beginning on October 17, 2005 and concluding on November 1, 2005. In its January 4, 2006 Findings of Fact and Conclusions of Law, the court held that Hynix’s unclean hands defense failed. Among other things, the court found that Rambus did

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents. On January 19, 2009, Hynix filed a motion for reconsideration of the court’s unclean hands order and for summary judgment on the ground that the decision by the Delaware court in the pending Micron-Rambus litigation (described below) should be given preclusive effect. In its motion Hynix requested alternatively that the court’s unclean hands order be certified for appeal and that the remainder of the case be stayed. Rambus filed an opposition to Hynix’s motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court denied Hynix’s motions and restated its conclusions that Rambus had not anticipated litigation until late 1999 and that Hynix had not demonstrated any prejudice from any alleged destruction of evidence.

The second phase of the Hynix-Rambus trial — on patent infringement, validity and damages — began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims were invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. On July 17, 2006, the court granted Hynix’s motion for a new trial on the issue of damages unless Rambus agreed to a reduction of the total jury award to approximately $134 million. The court found that the record supported a maximum royalty rate of 1% for SDR SDRAM and 4.25% for DDR SDRAM, which the court applied to the stipulated U.S. sales of infringing Hynix products through December 31, 2005. On July 27, 2006, Rambus elected remittitur of the jury’s award to approximately $134 million. On August 30, 2006, the court awarded Rambus prejudgment interest for the period June 23, 2000 through December 31, 2005. Hynix filed a motion on July 7, 2008 to reduce the amount of remitted damages and any supplemental damages that the court may award, as well as to limit the products that could be affected by any injunction that the court may grant, on the grounds of patent exhaustion. Following a hearing on August 29, 2008, the court denied Hynix’s motion. In separate orders issued December 2, 2008, January 16, 2009, and January 27, 2009, the court denied Hynix’s post-trial motions for judgment as a matter of law and new trial on infringement and validity.

On June 24, 2008, the court heard oral argument on Rambus’ motion to supplement the damages award and for equitable relief related to Hynix’s infringement of Rambus patents. On February 23, 2009, the Court issued an order 1) granting Rambus’ motion for supplemental damages and prejudgment interest for the period after December 31, 2005, at the same rates ordered for the prior period; 2) denying Rambus’ motion for injunction; and 3) ordering the parties to begin negotiations regarding the terms of a compulsory license regarding Hynix’s continued manufacture, use, and sale of infringing devices.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the court determined that litigation was reasonably foreseeable. The court issued an accompanying order declaring the twelve patents in suit unenforceable against Micron (the “Delaware Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief.

U.S. District Court of the Northern District of California

On January 13, 2006, Rambus filed suit against Micron in the U.S. District Court in the Northern District of California. Rambus alleges that fourteen Rambus patents are infringed by Micron’s DDR2, DDR3, GDDR3, and

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied Hynix, Micron, Nanya, and Samsung’s (collectively, the “Manufacturers”) motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on twelve patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under the Ware patents in suit (U.S. Patent Nos. 6,493,789 and 6,496,897), and each party’s claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus’ motion for summary judgment of direct infringement with respect to claim 16 of Rambus’ U.S. Patent No. 6,266,285 by the Manufacturers’ DDR2, DDR3, gDDR2, GDDR3, GDDR4 memory chip products (except for Nanya’s DDR3 memory chip products). In the same order, the court denied the remainder of Rambus’ motion for summary judgment of infringement.

On January 19, 2009, Micron filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition to Micron’s motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order. The court vacated the date for a coordinated trial on Rambus’ patent infringement claims with respect to DDR2, DDR3, GDDR3, and other advanced memory chip products which had been set to begin on February 17, 2009.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation (“DDR2”)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on twelve patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under U.S. Patent Nos. 6,493,789 and 6,496,897, and each party’s claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus’s motion for summary judgment of direct infringement with respect to claim 16 of Rambus’s U.S. Patent No. 6,266,285 by the Manufacturers’ DDR2, DDR3, gDDR2, GDDR3, GDDR4 memory chip products (except for Nanya’s DDR3 memory chip products). In the same order, the court denied the remainder of Rambus’s motion for summary judgment of infringement.

On January 19, 2009, Samsung, Nanya, and Hynix filed motions for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed opposition briefs to these motions on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order. The court vacated the date for a coordinated trial on Rambus’ patent infringement claims with respect to DDR2, DDR3, GDDR3, and other advanced memory chip products which had been set to begin on February 17, 2009.

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

As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial (see below). In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on twelve patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under U.S. Patent Nos. 6,493,789 and 6,496,897, and each party’s claims relating to those

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus’s motion for summary judgment of direct infringement with respect to claim 16 of Rambus’s U.S. Patent No. 6,266,285 by the Manufacturers’ DDR2, DDR3, gDDR2, GDDR3, GDDR4 memory chip products (except for Nanya’s DDR3 memory chip products). In the same order, the court denied the remainder of Rambus’s motion for summary judgment of infringement.

On January 19, 2009, Samsung filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition brief to this motions on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order. The court vacated the date for a coordinated trial on Rambus’ patent infringement claims with respect to DDR2, DDR3, GDDR3, and other advanced memory chip products which had been set to begin on February 17, 2009.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rambus appealed the FTC’s liability and remedy orders to the United States Court of Appeals for the District of Columbia (the “CADC”). Oral argument was heard February 14, 2008. On April 22, 2008, the CADC issued an opinion which requires vacatur of the FTC’s orders. The CADC held that the FTC failed to demonstrate that Rambus’ conduct was exclusionary, and thus failed to establish its allegation that Rambus unlawfully monopolized any relevant market. The CADC’s opinion set aside the FTC’s orders and remanded the matter to the FTC for further

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceedings consistent with the opinion. Regarding the chance of further proceedings on remand, the CADC expressed serious concerns about the strength of the evidence relied on to support some of the FTC’s crucial findings regarding the scope of JEDEC’s patent disclosure policies and Rambus’ alleged violation of those policies. On August 26, 2008, the CADC denied the FTC’s petition to rehear the case en banc. On October 16, 2008, the FTC issued an order explicitly authorizing Rambus to receive amounts above the maximum rates allowed by the FTC’s now-vacated order payable pursuant to any contingent contractual obligation.

On November 24, 2008, the FTC filed a petition seeking review of the CADC decision by the United States Supreme Court. Rambus filed an opposition to the FTC’s petition on January 23, 2009, and the FTC filed a reply on February 4, 2009. On February 23, 2009, the United States Supreme Court denied the FTC’s petition.

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

Superior Court of California for the County of San Francisco

On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court (the “San Francisco court”) seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§ 16720 et seq.), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§ 16720 et seq.), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§ 17200 et seq.). This lawsuit alleges that there were concerted efforts beginning in the 1990s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus’ RDRAM product. Subsequently, Infineon and Siemens were dismissed from this action (as a result of a settlement with Infineon) and three Samsung-related entities were added as defendants.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 25, 2008, Micron, Samsung, and Hynix filed eight motions for summary judgment on various grounds. On January 26, 2009, Rambus filed briefs in opposition to all eight motions. A hearing on these motions for summary judgment is set for March 4-6, 2009.

Trial is scheduled to begin on April 13, 2009.

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

On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of the Company. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to the Company exceeds $5.3 million in cash as well as substantial additional value to the Company relating to the relinquishment of claims to over 2.7 million stock options. The SLC stated its intention to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. Pursuant to the parties’ agreement, that motion was taken off calendar.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 30, 2007, another shareholder derivative action was filed in the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP (Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD)). On November 21, 2007, the New York court granted PricewaterhouseCoopers LLP’s motion to transfer the action to the Northern District of California.

The parties have settled In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement provides for a payment by Rambus of $2.0 million and dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen, in these actions. The $2.0 million was accrued for during the quarter ended June 30, 2008 within accrued litigation expenses. A final approval hearing was held on January 16, 2009, and an order of final approval was entered on January 20, 2009.

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

On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Following several rounds of motions to dismiss, on April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. Rambus’ motion to dismiss the amended complaint was heard on September 12, 2008. On December 9, 2008, the court granted Rambus’ motion and entered judgment in favor of Rambus. Plaintiffs filed a notice of appeal on December 15, 2008.

On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On November 24, 2008, Rambus filed a motion to dismiss or, in the alternative, stay this case in light of the first-filed federal action. On January 12, 2009, Rambus filed a demurrer to plaintiffs’ complaint on the ground that it was barred by the doctrine of claim preclusion. A hearing on Rambus’ motions is scheduled for February 27, 2009.

On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint. A hearing was held on January 9, 2009. On January 12, 2009, the court sustained Rambus’ demurrer without prejudice. Plaintiffs filed a second amended complaint on February 13, 2009, containing the same causes of action as the previous complaint. Rambus’ response is not yet due.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NVIDIA Litigation

U.S District Court in the Northern District of California

On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for at least the SDR, DDR, DDR2, DDR3, GDDR and GDDR3 technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, so 15 patents remain in suit. On August 29, 2008, NVIDIA filed a motion to dismiss or strike the complaint, or in the alternative, for more definite statement. On November 13, 2008, the Court denied NVIDIA’s motion. On December 4, 2008, NVIDIA filed a motion to stay this action in its entirety. On December 30, 2008, the court granted NVIDIA’s motion as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion as to the remainder of Rambus’ patent infringement claims. On January 16, 2009, NVIDIA filed a motion to dismiss on the ground that Rambus’ claims not subject to the stay are precluded due to the Delaware Order. On February 6, 2009, NVIDIA filed a motion to lift the partial stay and for summary judgment on the ground that certain of Rambus’ patent infringement claims subject to the stay are precluded due to the Delaware Order. On February 20, 2009, Rambus filed a consolidated opposition to both motions. A hearing on NVIDIA’s motions are scheduled for March 13, 2009.

U.S. District Court in the Middle District of North Carolina

On July 11, 2008, one day after Rambus filed suit, NVIDIA filed its own action against Rambus in the U.S. District Court for the Middle District of North Carolina alleging that Rambus committed antitrust violations of the Sherman Act; committed antitrust violations of North Carolina law; and engaged in unfair and deceptive practices in violation of North Carolina law. NVIDIA seeks injunctive relief, damages, and attorneys’ fees and costs. On September 8, 2008, Rambus filed a motion to dismiss the complaint. On September 17, 2008, Rambus filed a motion to transfer this action to the Northern District of California where Rambus’ first-filed patent infringement suit is pending against NVIDIA. On December 1, 2008, the Court granted Rambus’s motion to transfer, and the case was consolidated into Rambus’ first-filed action on February 2, 2009.

International Trade Commission

On November 6, 2008, Rambus filed a complaint with the United States International Trade Commission (the “ITC”) requesting the commencement of an investigation pertaining to NVIDIA products. The complaint seeks an exclusion order barring the importation, sale for importation, or sale after importation of products that infringe nine Rambus patents from the Ware and Barth families of patents. The accused products include NVIDIA products that incorporate DDR, DDR2, DDR3, LPDDR, GDDR, GDDR2, and GDDR3 memory controllers, including graphics processors, and media and communications processors.

The complaint names NVIDIA as a proposed respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States. Additional respondents include: Asustek Computer Inc. and Asus Computer International, BFG Technologies, Biostar Microtech and Biostar Microtech International Corp., Diablotek Inc., EVGA Corp., G.B.T. Inc. and Giga-Byte Technology Co., Hewlett-Packard, MSI Computer Corp. and Micro-Star International Co., Palit Multimedia Inc. and Palit Microsystems Ltd., Pine Technology Holdings, and Sparkle Computer Co.

On December 4, 2008, the ITC instituted the investigation. On February 12, 2009, NVIDIA filed a motion to stay the investigation pending resolution of Rambus’ appeal of the Delaware Order. On February 23, 2009, Rambus and the ITC’s Investigative Staff filed briefs in opposition to NVIDIA’s motion. No decision on NVIDIA’s motion has issued to date. A hearing on claim construction is scheduled for March 24-25, 2009. A final hearing before the administrative law judge is scheduled for August 17-28, 2009.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Fair Value of Financial Instruments

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

The Company uses unadjusted quotes to determine fair value. The financial assets in Level 1 include money market funds.

Level 2:  Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

The Company uses observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes. The financial assets in Level 2 include U.S. government bonds and notes, corporate notes, commercial paper and municipal bonds and notes.

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company does not hold financial assets categorized in Level 3.

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the valuation of our cash equivalents and marketable securities by the above SFAS No. 157 pricing levels as of December 31, 2008:

	As of December 31, 2008
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Cash equivalents	$110,732	$110,732	$—	$—
Marketable securities	229,612	—	229,612	—

Total available-for-sale securities	$340,344	$110,732	$229,612	$—

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2008 and December 31, 2007:

	As of December 31, 2008		As of December 31, 2007
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In thousands)

Convertible notes	$136,950	$125,493	$160,000	$164,482

The fair value of the convertible notes are determined based on recent quoted market prices for these notes. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximate fair value due to their short maturities.

The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income, net” in the consolidated statement of operations. As of December 31, 2008 and December 31, 2007, the Company has not incurred any impairment loss on its investments.

17.	Restructuring Costs

For the year ended December 31, 2008, the Company initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.6 million and non-cash employee severance of approximately $0.5 million of stock-based compensation expense. The Company also leases a facility in Mountain View, California, through November 11, 2009, which the Company vacated during the fourth quarter of 2008 as a result of the restructuring measures. This facility is being subleased at a rate equal to its rent associated with the facility and, as a result, no restructuring charge was recorded. The total restructuring charge for the year ended December 31, 2008 was approximately $4.2 million. The Company paid approximately $3.5 million of severance and benefits during the year. The remaining $0.1 million of severance and benefits will be paid during the first quarter of 2009.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the restructuring activities for the period indicated:

	Employee	Employee
	Termination/Severance	Termination/Severance
	And Related Benefits	and Related Benefits
	Cash	Non-Cash	Total
	(In thousands)

Balance at December 31, 2007	$—	$—	$—
Charges to operations	3,638	547	4,185
Charges utilized/paid	(3,489)	(547)	(4,036)

Balance at December 31, 2008	$149	$—	$149

18.	Subsequent Events

On January 5, 2009, the Company, former Company executives, current and former members of the Board of Directors and an insurance company entered into a settlement agreement. As a result of the agreement, the Company received $5.0 million related to reimbursement claims associated with the stock option investigation discussed in Note 15 “Litigation and Asserted Claims”. The Company will recognize the proceeds as a recovery of restatement and related legal activities costs in the consolidated statement of operations in the first quarter of 2009.

On February 19, 2009, the appeal period expired with respect to the security lawsuits (Class Action/Derivative lawsuit) and as a result, the contingencies related to a settlement have been removed. Therefore, the Company will recognize $5.0 million during the first quarter of 2009 as a recovery of restatement and related legal activities in the consolidated statement of operations. In addition, due to the resolution of the security lawsuits, former Company executives are now required to reimburse the Company approximately $4.5 million. The Company will recognize the $4.5 million during 2009 as a recovery of restatement and related legal activities in the consolidated statement of operations.

On February 23, 2009, the United States Supreme Court denied a request by the FTC to review the Rambus case, bringing to a close its Sherman Act antitrust claims against the Company.

Supplementary Financial Data

RAMBUS INC.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except for per share amounts)

Revenue:
Royalties	$35,736	$25,793	$32,288	$33,093	$36,043	$35,327	$39,190	$43,746
Contract revenue	1,877	3,635	3,427	6,645	4,489	6,388	8,353	6,404

Total revenue	37,613	29,428	35,715	39,738	40,532	41,715	47,543	50,150

Costs and expenses:
Cost of contract revenue	2,892	4,611	6,567	7,233	8,246	5,781	6,882	6,215
Research and development	17,174	17,511	20,035	21,502	22,538	18,312	18,597	23,430
Marketing, general and administrative	35,700	31,288	23,768	33,321	40,940	29,914	24,778	24,965
Restructuring costs	161	4,024	—	—	—	—	—	—
Impairment of intangible asset	—	2,158	—	—	—	—	—	—
Costs (recovery) of restatement and related legal activities	(302)	392	2,260	912	826	4,169	7,453	7,009

Total costs and expenses(1)	55,625	59,984	52,630	62,968	72,550	58,176	57,710	61,619

Operating loss	(18,012)	(30,556)	(16,915)	(23,230)	(32,018)	(16,461)	(10,167)	(11,469)
Interest and other income, net	6,835	2,704	2,908	4,595	5,263	5,645	5,657	5,194

Loss before income taxes	(11,177)	(27,852)	(14,007)	(18,635)	(26,755)	(10,816)	(4,510)	(6,275)
Provision for (benefit from) income taxes	(496)	92	130,657	(6,001)	(12,197)	(4,318)	(1,790)	(2,387)

Net loss	$(10,681)	$(27,944)	$(144,664)	$(12,634)	$(14,558)	$(6,498)	$(2,720)	$(3,888)

Net loss per share — basic	$(0.10)	$(0.27)	$(1.38)	$(0.12)	$(0.14)	$(0.06)	$(0.03)	$(0.04)

Net loss per share — diluted	$(0.10)	$(0.27)	$(1.38)	$(0.12)	$(0.14)	$(0.06)	$(0.03)	$(0.04)

Shares used in per share calculations — basic	103,915	104,897	104,804	104,683	104,754	103,820	103,820	103,820

Shares used in per share calculations — diluted	103,915	104,897	104,804	104,683	104,754	103,820	103,820	103,820

(1)	Stock-based compensation included in —

Cost of contract revenue	$583	$1,321	$1,365	$1,918	$1,841	$1,333	$1,645	$1,091
Research and development	$2,491	$3,326	$3,767	$3,904	$6,378	$3,190	$3,248	$3,383
Marketing, general and administrative	$5,593	$4,371	$3,821	$4,707	$8,189	$4,138	$5,431	$4,943
Restructuring costs	$—	$547	$—	$—	$—	$—	$—	$—

(a)(2)	Financial Statement Schedules

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

Date: February 26, 2009

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

Signature	Title	Date

/s/ Harold Hughes Harold Hughes	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2009

/s/ Satish Rishi Satish Rishi	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/s/ Bruce Dunlevie Bruce Dunlevie	Chairman of the Board of Directors	February 26, 2009

/s/ J. Thomas Bentley J. Thomas Bentley	Director	February 26, 2009

/s/ Sunlin Chou Sunlin Chou	Director	February 26, 2009

/s/ P. Michael Farmwald P. Michael Farmwald	Director	February 26, 2009

Signature	Title	Date

/s/ Penelope Herscher Penelope Herscher	Director	February 26, 2009

/s/ Mark Horowitz Mark Horowitz	Director	February 26, 2009

/s/ David Shrigley David Shrigley	Director	February 26, 2009

/s/ Abraham D. Sofaer Abraham D. Sofaer	Director	February 26, 2009

/s/ Eric Stang Eric Stang	Director	February 26, 2009

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3	.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3	.3(14)	Amended and Restated Bylaws of Registrant dated November 13, 2007.
4	.1(12)	Form of Registrant’s Common Stock Certificate.
4	.2(4)	Amended and Restated Information and Registration Rights Agreement, dated as of January 7, 1997, between Registrant and the parties indicated therein.
4	.3.1(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank.
4	.3.2(6)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.
4	.4(7)	Indenture, between the Registrant and U.S. Bank National Association, dated February 1, 2005 (including the form of Zero Coupon Convertible Senior Note due February 1, 2010 therein).
4	.5(7)	Registration Rights Agreement, among the Registrant, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., dated February 1, 2005.
10	.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10	.3(13)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10	.4(11)*	1997 Employee Stock Purchase Plan and related forms of agreements.
10	.5(13)*	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 4, 2007) and related form of agreement.
10	.6(8)*	2006 Equity Incentive Plan and related forms of agreements.
10	.7(10)*	2006 Employee Stock Purchase Plan (as amended and restated as of February 21, 2007).
10	.9(3)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10	.10(3)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10	.11(12)	Standard Office Lease, dated as of March 10, 1991, between Registrant and SouthBay/Latham.
10	.12(9)	Office Lease dated as of August 27, 1999, between Registrant and Los Altos — El Camino Associates, LLC.
10	.13(15)(16)	Settlement and License Agreement, dated March 21, 2005, by and between Registrant and Infineon Technologies AG.
10	.14(17)(18)	Amendment No. 1 to Settlement and License Agreement, dated as of July 8, 2008, by and between Registrant and Qimonda AG.
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (included in signature page).
31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.

(4)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(5)	Incorporated by reference to the Form 8-A12G/A filed on August 3, 2000.

(6)	Incorporated by reference to the Form 8-A12G/A filed on August 5, 2003.

(7)	Incorporated by reference to the Form S-3 filed on April 29, 2005.

(8)	Incorporated by reference to the Form 8-K filed on May 16, 2006.

(9)	Incorporated by reference to the Form 10-K405 filed on December 23, 1999.

(10)	Incorporated by reference to the Form 10-Q for the period ended June 30, 2006 filed on September 14, 2007.

(11)	Incorporated by reference to the Form S-8 filed on June 6, 1997 (file no. 333-28597).

(12)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(13)	Incorporated by reference to the Form 10-K filed on September 14, 2007.

(14)	Incorporated by reference to the Form 10-Q filed on August 4, 2008.

(15)	Incorporated by reference to the Form 10-Q filed on April 29, 2005.

(16)	Assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda. Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(17)	Incorporated by reference to the Form 10-Q filed on October 31, 2008.

(18)	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.