Form 10-Q
period 2009-03-31
RAMBUS INC
filed 2009-04-30
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 104,466,738 as of March 31, 2009.

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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008 (1)
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$125,838	$116,241
Marketable securities	222,090	229,612
Accounts receivable	1,187	1,503
Prepaids and other current assets	7,765	8,486
Deferred taxes	209	88

Total current assets	357,089	355,930
Restricted cash	637	632
Deferred taxes, long-term	1,641	1,857
Intangible assets, net	7,988	7,244
Property and equipment, net	19,734	22,290
Goodwill	4,454	4,454
Other assets	3,749	4,963

Total assets	$395,292	$397,370

LIABILITIES
Current liabilities:
Accounts payable	$15,054	$6,374
Accrued salaries and benefits	9,340	9,859
Accrued litigation expenses	7,295	14,265
Income taxes payable	462	638
Other accrued liabilities	2,541	3,178
Convertible notes	128,034	—
Deferred revenue	1,745	1,787

Total current liabilities	164,471	36,101
Deferred revenue, less current portion	90	90
Convertible notes	—	125,474
Long-term income taxes payable	1,850	1,953
Other long-term liabilities	634	811

Total liabilities	167,045	164,429

Commitments and contingencies (Note 7 and 13)
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 104,466,738 shares at March 31, 2009 and 103,803,006 shares at December 31, 2008	104	104
Additional paid-in capital	716,908	703,640
Accumulated deficit	(489,098)	(471,672)
Accumulated other comprehensive income	333	869

Total stockholders’ equity	228,247	232,941

Total liabilities and stockholders’ equity	$395,292	$397,370

(1)	Convertible notes have been adjusted as a result of the retrospective adoption of FSP APB 14-1
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	share amounts)
Revenue:
Royalties	$26,169	$33,093
Contract revenue	1,165	6,645

Total revenue	27,334	39,738

Costs and expenses:
Cost of contract revenue*	2,183	7,233
Research and development*	17,837	21,502
Marketing, general and administrative*	37,156	33,321
Costs (recovery) of restatement and related legal activities	(13,639)	912

Total costs and expenses	43,537	62,968

Operating loss	(16,203)	(23,230)

Interest income and other income (expense), net	1,440	4,595
Interest expense (1)	(2,670)	(2,888)

Interest and other income (expense), net	(1,230)	1,707

Loss before income taxes	(17,433)	(21,523)
Benefit from income taxes	(7)	(7,169)

Net loss	$(17,426)	$(14,354)

Net loss per share:
Basic	$(0.17)	$(0.14)

Diluted	$(0.17)	$(0.14)

Weighted average shares used in per share calculation:
Basic	104,376	104,683

Diluted	104,376	104,683

* Includes stock-based compensation:
Cost of contract revenue	$390	$1,918
Research and development	$2,740	$3,904
Marketing, general and administrative	$5,289	$4,707

(1)	Non-cash interest expense is a result of the adoption of FSP APB 14-1.
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,426)	$(14,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,419	10,529
Depreciation	2,807	2,702
Impairment of investments	164	—
Amortization of intangible assets	806	1,360
Non-cash interest expense and amortization of convertible debt issuance costs	2,670	2,888
Deferred tax provision (benefit)	95	(7,281)
Change in operating assets and liabilities:
Accounts receivable	316	(5,476)
Prepaids and other assets	1,185	(3,472)
Accounts payable	8,647	1,317
Accrued salaries and benefits and other accrued liabilities	(1,024)	581
Accrued litigation expenses	(6,970)	(2,137)
Income taxes payable	(279)	(20)
Increases in deferred revenue	650	3,078
Decreases in deferred revenue	(692)	(2,035)
Increase in restricted cash	(5)	(18,475)

Net cash used in operating activities	(637)	(30,795)

Cash flows from investing activities:
Purchases of property and equipment	(708)	(3,126)
Acquisition of intangible assets	(1,550)	(300)
Purchases of marketable securities	(83,508)	(97,164)
Maturities of marketable securities	90,493	153,118
Proceeds from sale of marketable securities	—	9,134

Net cash provided by investing activities	4,727	61,662

Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	5,507	629
Payments under installment payment arrangement	—	(1,250)
Repurchase and retirement of common stock	—	(24,921)

Net cash provided by (used in) financing activities	5,507	(25,542)

Effect of exchange rates on cash and cash equivalents	—	145

Net increase in cash and cash equivalents	9,597	5,470
Cash and cash equivalents at beginning of period	116,241	119,391

Cash and cash equivalents at end of period	$125,838	$124,861

Supplemental disclosure of cash flow information:
Property and equipment received and accrued in accounts payable and other accrued liabilities	$173	$4,838
Proceeds receivable from issuance of common stock under employee stock plans	$—	$4,237
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
     The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2008, except as noted below.
     In accordance with the adoption of FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) as of January 1, 2009 as noted below, the Company has changed its accounting for its convertible notes and has retrospectively adjusted the prior year financial statements. See Note 15 “Convertible Notes” for the impact of the adoption of FSP APB 14-1.
     We have reclassified certain prior year balances to conform to the current year’s presentation in the condensed consolidated statements of cash flows. None of these reclassifications had an impact on reported net loss for any of the periods presented.
2. Recent Accounting Pronouncements.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. The impact of adopting FSP APB 14-1 is included in Note 15 “Convertible Notes.”

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
     In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock , (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for the Company’s fiscal year beginning January 1, 2009. The Company currently believes that the adoption of this pronouncement will not have a material impact on its financial statements.
     In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date to January 1, 2009 of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of SFAS No. 157 were adopted by the Company, as it applies to its financial instruments, effective beginning January 1, 2008 and FSP 157-2, as it applies to nonfinancial investments, effective beginning January 1, 2009. The impact of adoption of SFAS No. 157 is discussed in Note 14, “Fair Value of Financial Instruments.”
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
     Technology licenses. Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that Rambus provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements (except for those royalties subject to the Federal Trade Commission (the “FTC”) order through the third quarter of 2008; see the Form 10-K for the year ended December 31, 2008 for further discussion on the FTC order) upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.
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
     A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If Rambus determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project were longer than the original assumptions, the contract fees will be recognized over a longer period. As of March 31, 2009, we have accrued a liability of approximately $0.3 million related to estimated loss contracts.
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
     The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net loss	$(17,426)	$(14,354)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	145
Unrealized gain (loss) on marketable securities, net of tax	(537)	454

Total comprehensive loss	$(17,963)	$(13,755)

     As a result of providing a full valuation allowance of the net deferred tax assets in the U.S., the Company reversed $0.4 million of unrealized gain (loss) previously recorded in other comprehensive income (loss) during 2008.
5. Equity Incentive Plans and Stock-Based Compensation
  Stock Option Plans
     As of March 31, 2009, 1,081,712 shares of the 8,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.
     A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant
Shares available as of December 31, 2008	2,556,984
Stock options granted	(1,349,769)
Stock options forfeited	1,239,186
Stock options expired under former plans	(1,094,827)
Nonvested equity stock and stock units granted (1)	(269,862)

Total available for grant as of March 31, 2009	1,081,712

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
     The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the three months ended March 31, 2009 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2009.

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2008	16,573,739	$21.19
Options granted	1,349,769	8.60
Options exercised	(615,290)	8.16
Options forfeited	(1,239,186)	27.22

Outstanding as of March 31, 2009	16,069,032	20.17	5.71	$10,517

Vested or expected to vest at March 31, 2009	14,685,250	21.04	5.71	6,546
Options exercisable at March 31, 2009	9,772,239	22.62	4.56	5,556
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2009, based on the $9.45 closing stock price of Rambus’ Common Stock on March 31, 2009 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2009 was 3,131,946 and 1,266,259, respectively.
     As of March 31, 2009, there was $50.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested as of March 31, 2009 was $186.6 million.
Employee Stock Purchase Plans
     No purchases were made under the Employee Stock Purchase Plans during the three months ended March 31, 2009 and 2008 respectively. As of March 31, 2009, 1,265,071 shares under the 2006 Purchase Plan remain available for issuance. For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense related to the Employee Stock Purchase Plan of $0.5 million and $0.5 million, respectively. As of March 31, 2009, there was $0.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Employee Stock Purchase Plan. That cost is expected to be recognized over one month.
Stock-Based Compensation
Stock Options
     For the three months ended March 31, 2009 and 2008, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
     During the three months ended March 31, 2009 and 2008, Rambus granted 1,349,769 and 1,671,960 stock options, respectively, with an estimated total grant-date fair value of $8.6 million and $18.9 million, respectively. During the three months ended March 31, 2009 and 2008, Rambus recorded stock-based compensation related to stock options of $6.6 million and $9.2 million, respectively.
     The total intrinsic value of options exercised was $4.1 million and $5.5 million for the three months ended March 31, 2009 and 2008, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

     During the three months ended March 31, 2009, proceeds from employee stock option exercises totaled approximately $5.0 million.
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2009 and 2008 calculated in accordance with SFAS No. 123(R).
Valuation Assumptions
     The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Three Months Ended
	March 31,
	2009	2008
Stock Option Plans
Expected stock price volatility	96%	63%
Risk free interest rate	1.76%	3.13%
Expected term (in years)	5.3	5.3
Weighted-average fair value of stock options granted	$6.38	$11.28
     No grants were made under the Employee Stock Purchase Plans during the three months ended March 31, 2009 and 2008.
Nonvested Equity Stock and Stock Units
     For the three months ended March 31, 2009, Rambus granted nonvested equity stock units to certain officers and employees, totaling 179,908 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.5 million.
     For the three months ended March 31, 2009 and 2008, Rambus recorded stock-based compensation expense of approximately $1.3 million and $0.8 million, respectively, related to all outstanding unvested equity stock grants. Beginning in 2008, compensation expense was adjusted for an estimate of forfeitures for non performance-based grants, based on management’s future expectations. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $11.8 million at March 31, 2009. This is expected to be recognized over a weighted average of 2.9 years.
     The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2009:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value
Nonvested at December 31, 2008	821,064	$18.46
Granted	179,908	8.36
Vested	(67,000)	19.32
Forfeited	—	—

Nonvested at March 31, 2009	933,972	$16.45

6. Marketable Securities
     Rambus invests its excess cash primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.
     All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	March 31, 2009
			Unrealized	Weighted
			Gain (Loss),	Rate of
(dollars in thousands)	Fair Value	Book Value	net	Return
Money Market Funds	$124,563	$124,563	$—	0.39%
Municipal Bonds and Notes	1,013	1,000	13	3.85%
U.S. Government Bonds and Notes	164,539	163,862	677	2.11%
Corporate Notes, Bonds, and Commercial Paper	56,538	56,607	(69)	3.36%

Total cash equivalents and marketable securities	346,653	346,032	621
Cash	1,275	1,275	—

Total cash, cash equivalents and marketable securities	$347,928	$347,307	$621

	December 31, 2008
				Weighted
			Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gain, net	Return
Money Market Funds	$110,732	$110,732	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	33	3.06%

Total cash equivalents and marketable securities	340,344	339,185	1,159
Cash	5,509	5,509	—

Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,159

     Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Cash Equivalents	$124,563	$110,732
Short term marketable securities	222,090	229,612

Total cash equivalent and marketable securities	346,653	340,344
Cash	1,275	5,509

Total cash, cash equivalents and marketable securities	$347,928	$345,853

     The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain at March 31, 2009 and December 31, 2008 are as follows:

	As of		Unrealized Gain, net
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(In thousands)
Contractual maturity:
Due within one year	$192,209	$223,458	$89	$345
Due from one year through three years	154,444	116,886	532	814

	$346,653	$340,344	$621	$1,159

     The unrealized gains, net, were insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized gains, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government bonds and notes. See Note 14, “Fair Value of Financial Instruments,” for fair value discussion regarding the Company’s cash equivalents and marketable securities.

7. Commitments and Contingencies
     On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. Rambus has elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, Rambus repurchased a total of $163.1 million face value of the outstanding convertible notes in 2005 and 2008. The aggregate principal amount of convertible notes outstanding as of March 31, 2009 was $137.0 million, offset by an unamortized debt discount of $8.9 million which are classified as a current liability as of March 31, 2009 in the accompanying condensed consolidated balance sheets. The debt discount is expected to be amortized over the remaining 10 months until maturity of the convertible notes. See Note 15, “Convertible Notes”, for additional details.
     As of March 31, 2009, Rambus’ material contractual obligations are (in thousands):

		Payments Due by Year
		Remainder
	Total	of 2009	2010	2011	2012	2013	Thereafter
Contractual obligations(1)
Operating leases	$13,306	$5,812	$6,411	$645	$438	$—	$—
Convertible notes	136,950	—	136,950	—	—	—	—

Total	$150,256	$5,812	$143,361	$645	$438	$—	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FASB Interpretation No. (“FIN”) 48 of approximately $9.8 million, including $8.0 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable, as of March 31, 2009. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     Rent expense was approximately $1.6 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.
     Deferred rent, included primarily in other long-term liabilities, was approximately $1.0 million and $1.1 million as of March 31, 2009 and December 31, 2008, respectively.
Indemnifications
     Rambus enters into standard license agreements in the ordinary course of business. Although Rambus does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to Rambus’ products. The maximum amount of indemnification Rambus could be required to make under these agreements is generally limited to fees received by Rambus. Rambus estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, Rambus has no liabilities recorded for indemnification under these agreements as of March 31, 2009 or 2008.
     Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers. As of March 31, 2009, the Company had made payments of approximately $9.3 million on their behalf, including $2.8 million in the quarter ended March 31, 2009. The Company received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of Rambus stock with a value of approximately $0.8 million in the fourth quarter of 2008. As of March 31, 2008, the Company had made payments of approximately $6.1 million on their behalf, including $0.4 million in the quarter ended March 31, 2008. These payments made by the Company and the repayments by the former officers to the

Company were recorded under costs (recovery) of restatement and related legal activities in the condensed consolidated statements of operations.
8. Stockholders’ Equity
Share Repurchase Program
     In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. During the three months ended March 31, 2009, the Company did not repurchase any Common Stock. As of March 31, 2009, Rambus had repurchased a cumulative total of approximately 16.8 million shares of its Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of March 31, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of Rambus’ outstanding Common Stock.
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
9. Income Taxes
     The effective tax rate for the quarter ended March 31, 2009 was 0.1% which is lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to a full valuation allowance on its U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits. The effective tax rate for the quarter ended March 31, 2008 was 33.3% which was lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to stock-based compensation expense associated with executives and other employees, partially offset by state income taxes and research and development tax credits.
     As of March 31, 2009, the Company’s condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $158.3 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities. A valuation allowance of $156.5 million has been recorded against the deferred tax assets. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
     The Company maintains liabilities for uncertain tax benefits within its non-current income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
     As of March 31, 2009, the Company had $9.8 million of unrecognized tax benefits, including $7.1 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.9 million of federal tax benefit, and including $1.8 million in long-term income taxes payable. If recognized, approximately $0.6 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2008, the Company had $9.6 million of unrecognized tax benefits, including $6.9 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.8 million of federal tax benefits, and including $1.9 million in long-term income taxes payable.
     Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At March 31, 2009 and December 31, 2008, an insignificant amount of interest and penalties are included in long-term income taxes payable.

     The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under a payroll examination by the Internal Revenue Service for the years ended December 31, 2004 and 2005. The Company is also under examination by the California Franchise Tax Board for the fiscal year ended March 31, 2003 and the years ended December 31, 2003 and 2004. Although the outcome of any tax audit is uncertain, the Company believes it has adequately provided for any additional taxes that may be required to be paid as a result of such examinations. If the Company determines that no payment will ultimately be required, the reversal of these tax liabilities may result in tax benefits being recognized in the period when that conclusion is reached. However, if an ultimate tax assessment exceeds the recorded tax liability for that item, an additional tax provision may need to be recorded. The impact of such adjustments in the Company’s tax accounts could have a material impact on the consolidated results of operations in future periods.
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
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	share amounts)
Numerator:
Net loss	$(17,426)	$(14,354)

Denominator:
Weighted average shares used to compute basic EPS	104,376	104,683
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—

Weighted average shares used to compute diluted EPS	104,376	104,683

Net loss per share:
Basic	$(0.17)	$(0.14)
Diluted	$(0.17)	$(0.14)
     For all periods presented, approximately 5.1 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during this period. For the three months ended March 31, 2009 and 2008, options to purchase approximately 14.3 million and 11.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended March 31, 2009 and 2008, an additional 0.7 million and 3.4 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.

11. Business Segments, Exports and Major Customers
     Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Four customers accounted for 25%, 18%, 14% and 13%, respectively, of revenue in the three months ended March 31, 2009. Three customers accounted for 18%, 17% and 13%, respectively, of revenue in the three months ended March 31, 2008. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.
     Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenue from customers in the following geographic regions were recognized as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Japan	$21,811	$30,982
North America	5,268	6,848
Taiwan	23	341
Korea	142	383
Singapore	43	99
Europe	47	1,085

	$27,334	$39,738

     At March 31, 2009, of the $19.7 million of total property and equipment, approximately $17.0 million are located in the United States, $2.2 million are located in India and $0.5 million are located in other foreign locations. At December 31, 2008, of the $22.3 million of total long-lived assets, approximately $19.3 million are located in the United States, $2.4 million are located in India and $0.6 million are located in other foreign locations.
12. Amortizable Intangible Assets
     The components of the Company’s intangible assets as of March 31, 2009 and December 31, 2008 were as follows:

	As of March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$11,491	$(5,827)	$5,664
Intellectual property	10,384	(9,741)	643
Customer contracts and contractual relationships	4,000	(2,347)	1,653
Existing technology	2,700	(2,672)	28
Non-competition agreement	100	(100)	—

Total intangible assets	$28,675	$(20,687)	$7,988

	As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$9,941	$(5,527)	$4,414
Intellectual property	10,384	(9,527)	857
Customer contracts and contractual relationships	4,000	(2,224)	1,776
Existing technology	2,700	(2,503)	197
Non-competition agreement	100	(100)	—

Total intangible assets	$27,125	$(19,881)	$7,244

     Amortization expense for intangible assets for the three months ended March 31, 2009 and 2008 was $0.8 million and $1.4 million, respectively.
     During the first quarter of 2009, the company purchased patents related to mobile memory and other applications in an asset acquisition from Inapac Technology, Inc for approximately $1.6 million.

     The estimated future amortization expense of intangible assets as of March 31, 2009 was as follows (amounts in thousands):

Years Ending March 31:	Amount
2009 (remaining 9 months)	$1,994
2010	1,632
2011	1,303
2012	1,032
2013	1,012
Thereafter	1,015

$7,988

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
     On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that 1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; 2) the evidence supported the jury’s finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; 3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; 4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; 5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; 6) Rambus’s conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; 7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’s conduct at JEDEC; 8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; 9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; 10) the evidence related to Rambus’s patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; 11) Rambus did not unreasonably delay bringing its patent infringement claims; and 12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’s conduct.
     On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows: approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest. Post-judgment interest will accrue at the statutory rate. In addition, the judgment orders Hynix to pay Rambus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% by DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. On April 9, 2009, Rambus submitted its cost bill in the amount of approximately $0.9 million. On March 24, 2009, Hynix filed a motion under Rule 62 seeking relief from the requirement that it post a supersedeas bond in the full amount of the final judgment in order to stay its execution pending an appeal. Rambus filed a brief opposing Hynix’s motion on April 10, 2009. A hearing on Hynix’s motion is scheduled for May 8, 2009. Execution of the judgment is stayed until two weeks after the hearing date or until such time as may otherwise be ordered by the court.
     On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. The parties’ opening briefs are not yet due.

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
     On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the court determined that litigation was reasonably foreseeable. The court issued an accompanying order declaring the twelve patents in suit unenforceable against Micron (the “Delaware Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus’ opening brief is not yet due.
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
     On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that 1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; 2) the evidence supported the jury’s finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; 3) the written

JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; 4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; 5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; 6) Rambus’s conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; 7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’s conduct at JEDEC; 8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; 9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; 10) the evidence related to Rambus’s patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; 11) Rambus did not unreasonably delay bringing its patent infringement claims; and 12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’s conduct.
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
European Patent Infringement Cases
     On September 11, 2000, Rambus filed suit against Micron in multiple European jurisdictions for infringement of its ‘068 patent (described above), which was later revoked. Additional suits were filed pertaining to the ‘642 patent and a third Rambus patent, EP 1 004 956 (the “‘956 patent”). Rambus’ suit against Micron for infringement of the ‘642 patent in Mannheim, Germany, has not been active. The Mannheim court issued an Order of Cost with respect to the ‘068 proceeding requiring Rambus to reimburse Micron attorneys fees in the amount of $0.45 million. This amount has since been paid.
     One proceeding in Italy relating to the ‘642 patent was adjourned at a hearing on June 15, 2007, each party bearing its own costs. In two other proceedings in Italy relating to the ‘956 patent, the court has scheduled hearings for May 6, 2009, regarding continuation of the proceedings. In February 2006, Micron instituted a proceeding in Italy resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. Micron asserted that its damages allegedly caused by this seizure equaled or exceeded $30.0 million. Rambus filed its written defense on April 24, 2006. On February 10, 2009, the Italian court issued a decision dismissing Micron’s suit and ordering Rambus to pay an insignificant amount of legal costs incurred in the proceedings by an Italian-based Micron retailer.
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
     On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that 1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; 2) the evidence supported the jury’s finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; 3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; 4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; 5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; 6) Rambus’s conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; 7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’s conduct at JEDEC; 8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; 9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; 10) the evidence related to Rambus’s patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; 11) Rambus did not unreasonably delay bringing its patent infringement claims; and 12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’s conduct.
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
     On January 19, 2009, Samsung filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition brief to this motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order.
     On August 11, 2008, the Court granted summary judgment in Rambus’ favor on Samsung’s claims for aiding and abetting a breach of fiduciary duty, intentional interference with contract, and certain aspects of Samsung’s unfair competition claim. On September 16, 2008, the Court entered a stipulation and order of dismissal with prejudice of certain of Samsung’s claims and defenses (including those based on Rambus’ alleged JEDEC conduct) and Rambus’ defenses corresponding to Samsung’s claims. A bench trial on the remaining claims and defenses that are unique to Samsung (breach of license, breach of duty of good faith and fair dealing, and estoppel based on those claims), as well as Samsung’s claims and defenses related to its allegations that Rambus spoliated evidence, was held between September 22 and October 1, 2008. On April 27, 2009, the court issued Findings of Fact and Conclusions of Law holding that: 1) the parties’ 2000 SDR/DDR license agreement did not cover DDR2 and future generation products; 2) the license did not entitle Samsung to most favored licensee benefits in any renewal or subsequent agreement; 3) Rambus did not fail to negotiate an extension or renewal license in good faith, and Samsung would not have been entitled to damages for any such failure; 4) Samsung’s equitable estoppel defense failed; 4) Rambus breached the license by not offering Samsung the benefit to which it was entitled under the license (for the second quarter of 2005 only) of the royalty in the March 2005 settlement agreement between Rambus and Infineon; 5) Rambus failed to prove that Samsung breached certain audit provisions in the license, and therefore Rambus’s termination of the license less than one month before it was due to expire was improper; and 6) Rambus’s actions did not cause the parties’ failure to reach agreement on an extension or renewal of the license. No decision has been issued to date regarding Samsung’s spoliation allegations.

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
Indirect Purchaser Class Action
     On August 10, 2006, the first of nine class action lawsuits were filed against Rambus in 2006 alleging violations of federal and state antitrust laws, violations of state consumer protection laws, and various common law claims based almost entirely on the same conduct which was the subject of the FTC’s July 31, 2006 opinion. Three of these lawsuits filed outside of California were dismissed pursuant to agreement of the parties. The remaining six of these cases were consolidated under the caption, In re Rambus Antitrust Litigation, 06-4852 RMW (N.D. Cal.). The consolidated complaint seeks injunctive and declaratory relief, disgorgement, restitution and compensatory and punitive damages in an unspecified amount, and attorneys’ fees and costs. On March 28, 2007, Rambus filed a motion to dismiss the consolidated complaint. On July 27, 2007, the court heard oral argument on Rambus’ motion and took the matter under submission. Before the court issued a decision on Rambus’ motion to dismiss, the parties agreed that the case should be dismissed. On April 8, 2009, the court entered a stipulation and order dismissing the case, each party bearing its own costs.
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
     On November 25, 2008, Micron, Samsung, and Hynix filed eight motions for summary judgment on various grounds. On January 26, 2009, Rambus filed briefs in opposition to all eight motions. A hearing on these motions for summary judgment was held on March 4-6 and 16-17, 2009. The court denied seven of the eight motions and permitted Hynix to submit further briefing on the remaining motion.
     On March 10, 2009, defendants filed motions requesting that Rambus’ case be dismissed on the ground that the Delaware Order should be given preclusive effect. Rambus filed a brief opposing this request. The parties filed further briefs on the preclusive effect, if any, of the Delaware Order on April 3 and April 17, 2009. The parties submitted briefs on their allegations regarding alleged spoliation of evidence on April 20, 2009. A hearing on these issues was held on April 27, 2009, and the hearing was continued to June 1, 2009.
     Trial is scheduled to begin on September 28, 2009.

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
     The parties have settled In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement provides for a payment by Rambus of $2.0 million and dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen, in these actions. The $2.0 million was accrued for during the quarter ended June 30, 2008 within accrued litigation expenses. A final approval hearing was held on January 16, 2009, and an order of final approval was entered on January 20, 2009. During the first quarter of 2009, Rambus paid the $2.0 million.
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
     On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Following several rounds of motions to dismiss, on April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. Rambus’ motion to dismiss the amended complaint was heard on September 12, 2008. On December 9, 2008, the court granted Rambus’ motion and entered judgment in favor of Rambus. Plaintiffs filed a notice of appeal on December 15, 2008. Plaintiffs’ filed their opening brief on April 13, 2009. Rambus’ opposition brief is not yet due, and no date has been set for oral argument.
     On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On November 24, 2008, Rambus filed a motion to dismiss or, in the alternative, stay this case in light of the first-filed federal action. On January 12, 2009, Rambus filed a demurrer to plaintiffs’ complaint on the ground that it was barred by the doctrine of claim preclusion. A hearing on Rambus’ motions was held on February 27, 2009. The court granted Rambus’s motion to stay the case pending the outcome of the appeal in the federal action and denied the remainder of the motions without prejudice.
     On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint. A hearing was held on January 9, 2009. On January 12, 2009, the court sustained Rambus’ demurrer without prejudice. Plaintiffs filed a second amended complaint on February 13, 2009, containing the same causes of action as the previous complaint. On March 17, 2009, Rambus filed a demurrer to the second amended complaint. A hearing is scheduled for May 22, 2009.
NVIDIA Litigation
U.S District Court in the Northern District of California
     On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for at least the SDR, DDR, DDR2, DDR3, GDDR and GDDR3 technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, so 15 patents remain in suit. On August 29, 2008, NVIDIA filed a motion to dismiss or strike the complaint, or in the alternative, for more definite statement. On November 13, 2008, the Court denied NVIDIA’s motion. On December 4, 2008, NVIDIA filed a motion to stay this action in its entirety. On December 30, 2008, the court granted NVIDIA’s motion as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion as to the remainder of Rambus’ patent infringement claims. On January 16, 2009, NVIDIA filed a motion to dismiss on the ground that Rambus’ claims not subject to the stay are precluded due to the Delaware Order. On February 6, 2009, NVIDIA filed a motion to lift the partial stay and for summary judgment on the ground that certain of Rambus’ patent infringement claims subject to the stay are precluded due to the Delaware Order. On February 20, 2009, Rambus filed a consolidated opposition to both motions. A hearing on NVIDIA’s motions was held on March 13, 2009. On March 20, 2009, a follow-up hearing was held regarding how the case should proceed. On April 2, 2009, NVIDIA filed another motion to stay. On April 13, 2009, the court denied each of NVIDIA’s motions and ordered that certain limited discovery proceed. A case management conference is scheduled for August 21, 2009.
     On February 2, 2009, NVIDIA’s suit against Rambus, originally filed in the Middle District of North Carolina (see below), was consolidated into Rambus’s patent infringement case. Rambus’s motion to dismiss NVIDIA’s claims remains pending, and no decision has issued to date.
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
     On December 4, 2008, the ITC instituted the investigation. On February 12, 2009, NVIDIA filed a motion to stay the investigation pending resolution of Rambus’ appeal of the Delaware Order. On February 23, 2009, Rambus and the ITC’s Investigative Staff filed briefs in opposition to NVIDIA’s motion. On March 4, 2009, the ITC’s administrative law judge denied NVIDIA’s motion. A hearing on claim construction was held on March 24, 2009. A final hearing before the administrative law judge is scheduled for August 17-28, 2009.
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

     The following table summarizes the valuation of our cash equivalents and marketable securities by the above SFAS No. 157 pricing levels as of March 31, 2009:

	As of March 31, 2009
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$124,563	$124,563	$—	$—
Marketable securities	222,090	—	220,090	—

Total available-for-sale securities	$346,653	$124,563	$220,090	$—
     The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009		As of December 31, 2008
	Face		Face
(in thousands)	Value	Fair Value	Value	Fair Value
Convertible notes	$136,950	$127,364	$136,950	$125,493
     The fair value of the convertible notes are determined based on recent quoted market prices for these notes. As noted in Note 15
     “Convertible Notes,” the convertible notes are carried at face value of $137 million, less any unamortized debt discount in accordance with FSP APB 14-1. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximate fair value due to their short maturities.
     The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income, net” in the consolidated statement of operations. As of March 31, 2009 and March 31, 2008, the Company has not incurred any impairment loss on its investments.
15. Convertible Notes
     On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. The convertible notes are convertible at any time prior to the close of business on the maturity date into cash in an amount equal to the lesser of:
(1)	the principal amount of each note to be converted and

(2)	the “conversion value,” which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price, as defined.
•	if the conversion value is greater than the principal amount of each note, (as defined ) represented by the excess of conversion value, Rambus, at its option, may deliver net shares, cash, or a combination of cash and shares of its Common Stock, with a value equal to the net shares.
     The initial conversion price is $26.84 per share of Common Stock (which represents an initial conversion rate of 37.2585 shares of Rambus Common Stock per $1,000 principal amount of convertible notes). The initial conversion price is subject to adjustment, as defined.
     Subsequently, Rambus repurchased $140.0 million and $23.1 million face value of the outstanding convertible notes in 2005 and 2008, respectively.

     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The debt component was determined based on a binomial lattice model. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability, net of deferred taxes, as of the date of issuance. The Company’s convertible notes satisfy the criteria for accounting under FSP APB 14-1. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. The Company determined that the liability component of the convertible notes was $200.3 million and the equity component of the convertible notes was $99.7 million as of the date of issuance. The Company is accounting for this change in accounting principle by retrospectively adjusting prior period financial statements.
     The cumulative effect of this change in accounting principle as of December 31, 2007 is $32.8 million which is reflected as an increase to the accumulated deficit. The following adjustments have been made to the previously reported consolidated condensed balance sheets and statements of operations.

	As of December 31, 2008
	As previously reported	Adjustments	As adjusted
	(In thousands)
Deferred taxes, long term	$1,857	$—	$1,857
Other Assets	$4,483	$480	$4,963
Total Assets	$396,890	$480	$397,370
Convertible notes	$136,950	$(11,476)	$125,474
Additional paid in capital	$655,724	$47,916	$703,640
Accumulated deficit	$(435,712)	$(35,960)	$(471,672)
Total stockholder’s equity	$220,985	$11,956	$232,941
Total liabilities and stockholder’s equity	$396,890	$480	$397,370

	Three months ended March 31, 2008
	As previously reported	Adjustments	As adjusted
	(In thousands, except per share amounts)
Interest expense	$—	$(2,888)	$(2,888)

Net loss before income taxes	$(18,635)	$(2,888)	$(21,523)
Benefit from income taxes	(6,001)	(1,168)	(7,169)

Net loss	$(12,634)	$(1,720)	$(14,354)

Net loss per share
Basic	$(0.12)	$(0.02)	$(0.14)
Diluted	$(0.12)	$(0.02)	$(0.14)

	As of December 31, 2007
	As previously reported	Adjustments	As adjusted
	(In thousands)
Deferred taxes, long term	$116,209	$(10,461)	$105,748
Other Assets	$3,624	$1,077	$4,701
Total Assets	$627,347	$(9,384)	$617,963
Convertible notes	$160,000	$(24,786)	$135,214
Additional paid in capital	$601,821	$48,175	$649,996
Accumulated deficit	$(194,966)	$(32,773)	$(227,739)
Total stockholder’s equity	$407,084	$15,402	$422,486
Total liabilities and stockholder’s equity	$627,347	$(9,384)	$617,963

     The convertible notes are reflected in the consolidated condensed balance sheets as of March 31, 2009 and December 31, 2008 as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Principal amount	$136,950	$136,950
Unamortized discount	(8,916)	(11,476)

Convertible notes	$128,034	$125,474

     The convertible note liability is classified as a current liability at March 31, 2009 since the notes are due February 1, 2010.
     Additional paid in capital at March 31, 2009 and December 31, 2008 includes $47.9 million related to the remaining equity component of the convertible notes.
     As of March 31, 2009, the if-converted value of the outstanding convertible notes is less than the principal amount of the notes.
     Interest expense for the three months ended March 31, 2009 and 2008 includes $2.7 million, and $2.9 million, respectively, representing amortization of the notes’ discount at an annualized effective interest rate of 8.4%.

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
     Industry terminology, used widely throughout this report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

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
     As of March 31, 2009, our chip interface technologies are covered by more than 790 U.S. and foreign patents. Additionally, we have approximately 550 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide our customers a means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.
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
     We derive the majority of our annual revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Fujitsu, Intel, NEC, Panasonic, Renesas, and Toshiba have licensed our patents for use in their own products.
     We derive additional revenue by licensing our leadership architectures and industry-standard chip interfaces to customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, IBM, Intel, Panasonic, Sony and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductors and system products. Additionally, licensees may receive, as an adjunct to their technology license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.
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

     We have a high degree of revenue concentration, with our top five licensees representing approximately 79% and 67% of our revenue for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, revenue from Fujitsu, NEC, AMD and Panasonic each accounted for 10% or more of our total revenue. For the three months ended March 31, 2008, revenue from Elpida, Fujitsu and Sony each accounted for 10% or more of our total revenue.
     Our revenue from companies headquartered outside of the United States accounted for approximately 81% and 83% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenue from sources outside the United States for the foreseeable future.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Royalties	95.7%	83.3%
Contract revenue	4.3%	16.7%

Total revenue	100.0%	100.0%

Costs and expenses:
Cost of contract revenue*	8.0%	18.2%
Research and development*	65.3%	54.1%
Marketing, general and administrative*	135.9%	83.9%
Costs (recovery) of restatement and related legal activities	(49.9)%	2.3%

Total costs and expenses	159.3%	158.5%

Operating loss	(59.3)%	(58.5)%

Interest income and other income (expense), net	5.3%	11.6%
Interest expense	(9.8)%	(7.3)%

Interest and other income (expense), net	(4.5)%	4.3%

Loss before income taxes	(63.8)%	(54.2)%
Benefit from income taxes	—	(18.0)%

Net loss	(63.8)%	(36.2)%

* Includes stock-based compensation:
Cost of contract revenue	1.4%	4.8%
Research and development	10.0%	9.8%
Marketing, general and administrative	19.4%	11.8%

	Three Months
	Ended March 31,		Change in
	2009	2008	Percentage
	(Dollars in millions)
Total Revenue
Royalties	$26.1	$33.1	(20.9)%
Contract revenue	1.2	6.6	(82.5)%

Total revenue	$27.3	$39.7	(31.2)%

Royalty Revenue
Patent Licenses
     In the three months ended March 31, 2009, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $4.9 million for SDR and DDR-compatible products to $20.1 million for the three months ended March 31, 2009 from $25.0 million for the same period in 2008, primarily due to the expiration of Elpida licensing agreement in the first quarter of 2008.
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
Technology Licenses
     In the three months ended March 31, 2009, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from these products decreased approximately $1.1 million to $5.3 million for the three months ended March 31, 2009 from $6.4 million for the same period in 2008. This decrease was primarily due to lower royalties from the Sony PLAYSTATION®3 product. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix.
     In the three months ended March 31, 2008, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased approximately $0.9 million to $0.8 million for the three months ended March 31, 2009 from $1.7 million for the same period in 2008. The decrease was primarily due to lower royalties from RDRAM controllers.
Contract Revenue
Percentage-of-Completion Contracts
     Percentage of completion contract revenue decreased approximately $3.9 million to $0.9 million for the three months ended March 31, 2009 from $4.8 million for the same period in 2008. The decrease is due to decreased revenue recognized from leadership and industry standard chip interface contracts. We believe that percentage-of-completion contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.
Other Contracts
     Revenue for other contracts decreased approximately $1.6 million to $0.3 million for the three months ended March 31, 2009 from $1.9 million for the same period in 2008. The decrease is due to decreased revenue from leadership and industry chip interface contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.
Engineering costs:

	Three Months Ended
	March 31,		Change in
	2009	2008	Percentage
	(Dollars in millions)
Engineering costs
Cost of contract revenue	$1.8	$5.3	(66.3)%
Stock-based compensation	0.4	1.9	(79.7)%

Total cost of contract revenue	2.2	7.2	(69.8)%

Research and development	15.1	17.6	(14.2)%
Stock-based compensation	2.7	3.9	(29.8)%

Total research and development	17.8	21.5	(17.0)%

Total engineering costs	$20.0	$28.7	(30.3)%

     Total engineering costs decreased 30.3% for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to lower headcount and the related decrease in salary, benefits and stock based compensation expenses as well as decreases in consulting and facilities costs as a result of our cost reduction initiatives during 2008.
     In the near term, we expect engineering expenses will be lower than in 2008 as a result of our cost reduction initiative undertaken in 2008. We intend to continue to make investments in the infrastructure and technologies to maintain our leadership position in chip interface technologies and expenses could vary.
Marketing, general and administrative costs:

	Three Months Ended
	March 31,		Change in
	2009	2008	Percentage
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$13.9	$15.4	(10.0)%
Litigation expense	18.0	13.2	36.4%
Stock-based compensation	5.3	4.7	12.4%

Total marketing, general and administrative costs	$37.2	$33.3	11.5%

     Total marketing, general and administrative costs increased 11.5% for the three months ended March 31, 2009 as compared to the same period in 2008 due primarily to the increased litigation expenses related to ongoing major cases. Non-litigation related marketing, general and administrative costs decreased in the first quarter of 2009 primarily due to reduced consulting and professional fees and decrease in overall marketing expenses related to cost reduction initiatives taken in 2008, offset by an increase in stock based compensation expenses related to nonvested equity awards granted during 2008. Salary expenses for the first quarter of 2009 remained relatively flat as compared to the same period in 2008 due to an internal reorganization from our engineering group to the licensing and marketing group and corporate development group offset by a decrease in headcount due to the cost reduction initiative.
     In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities, but are expected to remain at levels higher than 2008 for the foreseeable future. In the near term, we expect marketing, general and administrative costs will decline as a result of our cost reduction initiatives undertaken in 2008. However, certain expenses may increase from period to period.
Costs (recovery) of restatement and related legal activities:

	Three Months Ended
	March 31,		Change in
	2009	2008	Percentage
	(Dollars in millions)
Cost (recovery) of restatement and related legal activities	$(13.6)	$0.9	NM*

*	NM — percentage is not meaningful as the change is too large
     Costs (recovery) of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
     Costs (recovery) of restatement and related legal activities were $(13.6) million for the three months ended March 31, 2009 primarily due to recognition of reimbursements of $10.0 million from the insurance carriers and the receipt of $4.5 million from former executives as part of their settlement agreements with Rambus in connection with the derivative and class action lawsuits. The $14.5 million was recorded as a recovery of costs of restatement and related legal activities. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.
Interest and other income (expense), net:

	Three Months Ended
	March 31,		Change in
	2009	2008	Percentage
	(Dollars in millions)
Interest income and other income (expense), net	$1.4	$4.6	(68.7)%
Interest expense	(2.6)	(2.9)	(7.6)%

Interest and other income (expense), net	$1.2	$1.7	(172.1)%

     Interest and other income (expense), net consists primarily of interest income generated from investments in high quality fixed income securities and foreign currency gains and losses. The decrease in interest and other income (expense), net for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to lower average investment balances and lower yields on invested balances during the period.
     Interest expense consists of non-cash interest expense related to the convertible notes due to the adoption of FSP APB 14-1 beginning in the first quarter of 2009. See Note 15, “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements.

Benefit from income taxes:

	Three Months Ended
	March 31,		Change in
	2009	2008	Percentage
	(Dollars in millions)
Benefit from income taxes	$—	$(7.2)	NM*

Effective tax rate	0.1%	33.3%

*	NM — percentage is not meaningful as the change is too large
     Our effective tax rate for the three months ended March 31, 2009 is lower than the U.S. statutory tax rate applied to our net loss due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.
     Our effective tax rate for the three months ended March 31, 2008 was lower than the U.S. statutory tax rate applied to our net loss primarily due to stock-based compensation expense associated with executives and other employees, partially offset by state income taxes and research and development tax credits.
Liquidity and Capital Resources

	As of
	March 31,	December 31,
	2009	2008
	(In millions)
Cash and cash equivalents	$125.8	$116.2
Marketable securities	222.1	229.6

Total cash, cash equivalents, and marketable securities	$347.9	$345.8

	Three Months Ended
	March 31,
	2009	2008
	(In millions)
Net cash used in operating activities	$(0.6)	$(30.8)
Net cash provided by investing activities	$4.7	$61.7
Net cash provided by (used in) financing activities	$5.5	$(25.5)
Liquidity
     Although we used cash for operating activities in the first quarter of 2009, our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first quarter of 2009 were funded primarily from investing and financing activities, as investments in marketable securities matured and were not reinvested as well as from proceeds from the issuance of common stock under equity incentive plans.
     Operating Activities
     Cash used in operating activities of $0.6 million for the three months ended March 31, 2009 was primarily attributable to the net loss adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense and depreciation/amortization expense. Changes in operating assets and liabilities for the first quarter ended March 31, 2009 primarily included decreases in accrued litigation expenses due to recognition of proceeds of $5.0 million from an insurance company related to the security lawsuits (class action/derivative lawsuits) and payments received in the amount of $9.5 million related to the recovery of restatement and legal activities, offset by increases in accounts payable due to the timing of vendor payments.
     Cash used in operating activities of $30.8 million for the three months ended March 31, 2008 was primarily attributable to the net loss adjusted for non-cash items including stock-based compensation expense, deferred tax benefit and depreciation and amortization. In addition, we increased restricted cash for the amount of the shareholder class action proposed settlement. Changes in operating assets and liabilities for the first quarter ended March 31, 2008 primarily included increases in prepaid and other assets for new maintenance agreements and increases in accounts receivable for end of quarter invoicing on new contracts.

     Investing Activities
     Cash provided by investing activities of approximately $4.7 million for the three months ended March 31, 2009 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $90.5 million, partially offset by purchases of available-for-sale marketable securities of $83.5 million. In addition, we paid $1.6 million to acquire intangible assets and $0.7 million to acquire property and equipment, primarily computer software licenses.
     Cash provided by investing activities of approximately $61.7 million for the three months ended March 31, 2008 primarily consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $162.3 million, partially offset by purchases of available-for-sale marketable securities of $97.2 million. In addition, we purchased $3.1 million of property and equipment, primarily computer software licenses.
     Financing Activities
     Cash provided by financing activities was $5.5 million for the three months ended March 31, 2009 due to the proceeds received from issuance of common stock under equity incentive plans.
     Cash used in financing activities was $25.5 million for the three months ended March 31, 2008. We repurchased stock with an aggregate price of $24.9 million under our share repurchase program. We also made payments under installment payment plans to acquire software license agreements. During the three months ended March 31, 2008, proceeds from employee stock option exercises totaled approximately $4.8 million. Of this amount, $0.6 million was received during the quarter and $4.2 million (included in prepaid and other assets as of March 31, 2008) was received in April 2008.
     We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months and to satisfy our cash requirement to pay for our zero coupon convertible notes due in 2010. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. We may also incur additional expenditures related to future potential restructuring activities. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
Contractual Obligations
     On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “convertible notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. We have elected to pay the principal amount of the convertible notes in cash when they are due. Subsequently, we repurchased a total of $163.1 million face value of the outstanding convertible notes in 2005 and 2008. The aggregate principal amount of convertible notes outstanding as of March 31, 2009 was $137.0 million, offset by an unamortized debt discount of $8.9 million which are classified as a current liability as of March 31, 2009 in the accompanying condensed consolidated balance sheets. The debt discount is expected to be amortized over the remaining 10 months until maturity of the convertible notes. See Note 15 “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
     As of March 31, 2009, our material contractual obligations are (in thousands):

		Payments Due by Year
		Remainder
	Total	of 2009	2010	2011	2012	2013	Thereafter
Contractual obligations(1)
Operating leases	$13,306	$5,812	$6,411	$645	$438	$—	$—
Convertible notes	136,950	—	136,950	—	—	—	—

Total	$150,256	$5,812	$143,361	$645	$438	$—	$—

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48 of approximately $9.8 million, including $8.0 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable, as of March 31, 2009. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
Share Repurchase Program
     In October 2001, the Board approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. During the three months ended March 31, 2009, we did not repurchase any Common Stock. As of March 31, 2009, we had repurchased a cumulative total of approximately 16.8 million shares of our Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of March 31, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of our outstanding Common Stock.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) litigation, (3) income taxes and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     See Note 15, “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements regarding the accounting policy in regards to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”
Recent Accounting Pronouncements
     See Note 2 “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements including the respective expected dates of adoption.

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
     We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2009, we had an investment portfolio of fixed income marketable securities of $346.7 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of March 31, 2009, the fair value of the portfolio would decline by approximately $0.3 million. Actual results may differ materially from this sensitivity analysis.
     The table below summarizes the book value, fair value, unrealized gains and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009
			Unrealized	Weighted
			Gain (Loss),	Rate of
(dollars in thousands)	Fair Value	Book Value	net	Return
Money Market Funds	$124,563	$124,563	$—	0.39%
Municipal Bonds and Notes	1,013	1,000	13	3.85%
U.S. Government Bonds and Notes	164,539	163,862	677	2.11%
Corporate Notes, Bonds, and Commercial Paper	56,538	56,607	(69)	3.36%

Total cash equivalents and marketable securities	346,653	346,032	621
Cash	1,275	1,275	—

Total cash, cash equivalents and marketable securities	$347,928	$347,307	$621

	December 31, 2008
				Weighted
			Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gain, net	Return
Money Market Funds	$110,732	$110,732	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	33	3.06%

Total cash equivalents and marketable securities	340,344	339,185	1,159
Cash	5,509	5,509	—

Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,159

     We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of small business development offices in any one country and one design center in India. We monitor our foreign currency exposure; however, as of March 31, 2009, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Item 1A. Risk Factors
     Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. See also “Note Regarding Forward-looking Statements” elsewhere in this report.
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
     If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three months ended March 31, 2009 and 2008, research and development expenses were $17.8 million and $21.5 million, respectively, including stock-compensation of approximately $2.7 million and $3.9 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.
Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 79% and 67% of our revenues for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, revenues from Fujitsu, NEC, AMD and Panasonic each accounted for 10% or more of our total revenue. For the three months ended March 31, 2008, revenues from Elpida, Fujitsu and Sony each accounted for 10% or more of our total revenue. We may continue to experience significant revenue concentration for the foreseeable future.
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
If our commercial counterparties are unable to fulfill their financial and other obligations to us, our business and results of operations may be affected adversely.
     The downturn in worldwide economic conditions threatens the financial health of our commercial counterparties, including companies with whom we have entered into licensing arrangements and litigation settlements that provide for ongoing payments to us, and their ability to fulfill their financial and other obligations to us. As discussed in further detail below, we are a party to a settlement and licensing agreement with Qimonda, which provides that, subject to certain conditions that have not yet been fulfilled, Qimonda may be required to make additional royalty payments to us of up to $100.0 million. In January 2009, Qimonda filed for bankruptcy. In addition, Spansion, which was one of our licensees and owes us certain amounts, filed a voluntary petition for Chapter 11 reorganization relief in Delaware federal court in March 2009, and is now operating as debtors-in-possession under the jurisdiction of the bankruptcy court. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from Qimonda or Spansion as a result of their bankruptcy proceedings. If we are unable to collect all of such payments owed to us, or if other of our commercial counterparties enter into bankruptcy or otherwise seek to renegotiate their financial obligations to us as a result of the deterioration of their financial health, our business and results of operations may be affected adversely.
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
     For the three months ended March 31, 2009 and 2008, royalties accounted for 96% and 83%, respectively, of our total revenue.
     We believe that royalties will continue to represent a majority of total revenue for the foreseeable future. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue are difficult to predict and make accurate financial forecasts difficult to achieve, which could cause our stock price to become volatile and decline.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
     For the three months ended March 31, 2009 and 2008, revenue from our sales to international customers constituted approximately 81% and 83% of our total revenue, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development) and Germany (business development). As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
     We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision (benefit) for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations as well as other factors. For example, the state of California has enacted regulations which limit the use of net operating losses and certain tax credits, including research and development credits, that apply for 2008 and 2009, which could lead to an increase in our effective tax rate. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.
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
     In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several shareholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in the litigation related to our past stock option granting practices and in any future litigation concerning securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our Common Stock.
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.
     We have indebtedness. On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (“convertible notes”) due February 1, 2010, of which $137.0 million aggregate principal amount remains outstanding as of March 31, 2009.
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
     We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 13 “Litigation and Asserted Claims” of Notes to Consolidated Financial Statements for additional information regarding certain cases that are active as of the date of this report.
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
An adverse resolution by or with a governmental agency, such as the European Commission or patent offices, could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenue to decline substantially.

     The European Commission has instituted proceedings against us regarding our alleged violations of European Union competition laws but has not yet issued a decision. These proceedings, or one by any other governmental agency, may result in adverse determination against us or in other outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenue to decline substantially.
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
     The pendency of any governmental agency acting as described above may impair our ability to enforce or license our patents or collect royalties from existing or potential licensees, as our litigation opponents may attempt to use such proceedings to delay or otherwise impair any pending cases and our existing or potential licensees may await the final outcome of any proceedings before agreeing to new licenses or pay royalties.
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
We rely upon the accuracy on our licensees’ recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations.
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

RAMBUS INC.
Date: April 29, 2009	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3	(3)	Amended and Restated Bylaws of Registrant dated November 13, 2007.

31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 10-Q filed on August 4, 2008.