Form 10-Q
period 2009-06-30
RAMBUS INC
filed 2009-07-31
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 104,900,875 as of June 30, 2009.

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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$317,986	$116,241
Marketable securities	162,400	229,612
Accounts receivable	1,550	1,503
Prepaids and other current assets	8,534	8,486
Deferred taxes	919	88

Total current assets	491,389	355,930
Restricted cash	632	632
Deferred taxes, long-term	957	1,857
Intangible assets, net	7,268	7,244
Property and equipment, net	18,378	22,290
Goodwill	4,454	4,454
Other assets	5,745	4,963

Total assets	$528,823	$397,370

LIABILITIES
Current liabilities:
Accounts payable	$10,932	$6,374
Accrued salaries and benefits	7,358	9,859
Accrued litigation expenses	8,592	14,265
Income taxes payable	478	638
Other accrued liabilities	2,991	3,178
Convertible notes	130,646	—
Deferred revenue	396	1,787

Total current liabilities	161,393	36,101
Deferred revenue, non-current	20	90
Convertible notes	92,450	125,474
Long-term income taxes payable	1,880	1,953
Other long-term liabilities	486	811

Total liabilities	256,229	164,429

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 104,900,875 shares at June 30, 2009 and 103,803,006 shares at December 31, 2008	105	104
Additional paid-in capital	784,744	703,640
Accumulated deficit	(513,069)	(471,672)
Accumulated other comprehensive income	814	869

Total stockholders’ equity	272,594	232,941

Total liabilities and stockholders’ equity	$528,823	$397,370

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue:
Royalties	$24,759	$32,288	$50,928	$65,381
Contract revenue	2,224	3,427	3,389	10,072

Total revenue	26,983	35,715	54,317	75,453

Costs and expenses:
Cost of contract revenue*	1,438	6,567	3,621	13,800
Research and development*	15,713	20,035	33,550	41,537
Marketing, general and administrative*	32,563	23,768	69,719	57,089
Costs (recovery) of restatement and related legal activities	(429)	2,260	(14,068)	3,172

Total costs and expenses	49,285	52,630	92,822	115,598

Operating loss	(22,302)	(16,915)	(38,505)	(40,145)
Interest and other income, net	1,173	2,908	2,613	7,503
Interest expense	(2,817)	(2,944)	(5,487)	(5,832)

Interest and other income (expense), net	(1,644)	(36)	(2,874)	1,671

Loss before income taxes	(23,946)	(16,951)	(41,379)	(38,474)
Provision for income taxes	25	121,364	18	114,195

Net loss	$(23,971)	$(138,315)	$(41,397)	$(152,669)

Net loss per share:
Basic	$(0.23)	$(1.32)	$(0.40)	$(1.46)

Diluted	$(0.23)	$(1.32)	$(0.40)	$(1.46)

Weighted average shares used in per share calculation
Basic	104,675	104,804	104,536	104,743

Diluted	104,675	104,804	104,536	104,743

* Includes stock-based compensation:

Cost of contract revenue	$233	$1,365	$623	$3,283
Research and development	$2,214	$3,767	$4,954	$7,671
Marketing, general and administrative	$5,403	$3,821	$10,692	$8,528
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(41,397)	$(152,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,269	19,482
Depreciation	5,439	5,537
Impairment of investments	164	—
Amortization of intangible assets	1,526	2,713
Non-cash interest expense and amortization of convertible debt issuance costs	5,445	5,832
Deferred tax provision	69	113,854
Loss on disposal of property plant and equipment	—	10
Change in operating assets and liabilities:
Accounts receivable	(47)	(264)
Prepaids and other assets	360	(1,246)
Accounts payable	4,050	(1,197)
Accrued salaries and benefits and other accrued liabilities	(2,773)	(2,965)
Accrued litigation expenses	(5,673)	(14,491)
Income taxes payable	(233)	87
Deferred revenue	(1,461)	(232)
Increase in restricted cash	—	(126)

Net cash used in operating activities	(18,262)	(25,675)

Cash flows from investing activities:
Purchases of property and equipment	(1,510)	(6,954)
Acquisition of intangible assets	(1,550)	(300)
Purchases of marketable securities	(97,008)	(246,479)
Maturities of marketable securities	164,165	280,143
Proceeds from sale of marketable securities	—	24,996

Net cash provided by investing activities	64,097	51,406

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	150,000	—
Issuance costs related to the issuance of convertible senior notes	(3,750)	—
Proceeds received from issuance of common stock under employee stock plans	9,660	12,781
Payments under installment payment arrangement	—	(1,250)
Repurchase and retirement of common stock	—	(24,921)

Net cash provided by (used in) financing activities	155,910	(13,390)

Effect of exchange rates on cash and cash equivalents	—	60

Net increase in cash and cash equivalents	201,745	12,401
Cash and cash equivalents at beginning of period	116,241	119,391

Cash and cash equivalents at end of period	$317,986	$131,792

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
     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary to state fairly the financial position and results of operations for each interim period presented. Interim results are not necessarily indicative of results for a full year.
     The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in and the Current Report on Form 8-K filed on June 22, 2009 to reflect changes to the Company’s accounting for convertible debt to retrospectively apply the provisions of Financial Accounting Standards Board Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” on previously issued financial statements.
     In accordance with the adoption of FSP APB 14-1 as of January 1, 2009 as noted above, the Company has changed its accounting for its zero coupon convertible senior notes due 2010 and has retrospectively adjusted the financial statements for the three years ended December 31, 2008. See Note 15 “Convertible Notes” for the impact of the adoption of FSP APB 14-1.
     Subsequent events have been disclosed through July 30, 2009.
     We have reclassified certain prior year balances to conform to the current year’s presentation in the condensed consolidated statements of cash flows. None of these reclassifications had an impact on reported net loss for any of the periods presented.
2. Summary of Significant Accounting Policies
   Cash and Cash Equivalents
     Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions and has not experienced any material losses.
   Marketable Securities
     Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be other than temporary, a charge will be recognized in operations. In evaluating whether a loss on a debt security is other than temporary, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of the Company’s investments, there have been no other than temporary impairments recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.

   Fair Value of Financial Instruments
     The amounts reported for cash equivalents, marketable securities, accounts receivable, unbilled receivables, accounts payable, and accrued liabilities are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. For the discussion regarding the impact of the adoption of SFAS No. 157 on the Company’s marketable securities, see Note 14, “Fair Value of Financial Instruments.” Additionally, the Company has adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, effective January 1, 2008. The Company has not elected the fair value option for financial instruments not already carried at fair value.
   Recent Accounting Pronouncements
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. This standard was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed and Note 16, “Subsequent Events,” for disclosure of subsequent events.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1, which amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, which required disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 was effective for interim reporting periods which ended after June 15, 2009. These new pronouncements have been incorporated into the disclosure related to the fair value of financial instruments as discussed in Note 14, “Fair Value of Financial Instruments.”
     In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provided additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 was effective for interim and annual reporting periods which ended after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements. This new pronouncement has been incorporated into the disclosure related to the fair value of financial instruments as discussed in Note 14, “Fair Value of Financial Instruments.”
     In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amended the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 were effective for interim and annual reporting periods which ended after June 15, 2009. The adoption of these staff positions did not have a material impact on the Company’s financial statements and are more fully disclosed in Note 6, “Marketable Securities.”
     In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157”. FSP 157-1 amended SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delayed the effective date to January 1, 2009 of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of SFAS No. 157 were adopted by the Company, as it applied to its financial instruments, effective beginning January 1, 2008 and FSP 157-2, as it applies to nonfinancial investments, effective beginning January 1, 2009. There may be an impact from the adoption of FSP 157-2 in the second half of 2009 when the Company performs its annual impairment test. The impact of adoption of SFAS No. 157 is discussed in Note 14, “Fair Value of Financial Instruments.”

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
     Technology licenses. Rambus develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that Rambus provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.
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
     A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If Rambus determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project were longer than the original assumptions, the contract fees will be recognized over a longer period. As of June 30, 2009, we have accrued a liability of approximately $0.2 million related to estimated loss contracts.

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
     The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net loss	$(23,971)	$(138,315)	$(41,397)	$(152,669)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	(85)	—	60
Unrealized gain (loss) on marketable securities, net of tax	482	(1,208)	(55)	(753)

Other comprehensive income (loss)	482	(1,293)	(55)	(693)

Total comprehensive loss	$(23,489)	$(139,608)	$(41,452)	$(153,362)

     As a result of providing a full valuation allowance of the net deferred tax assets in the U.S., the Company reversed $0.4 million of unrealized gain (loss) previously recorded in other comprehensive income (loss) during the six months ended June 30, 2008.
5. Equity Incentive Plans and Stock-Based Compensation
   Stock Option Plans
     As of June 30, 2009, 7,660,930 shares of the 14,900,000 shares approved under the 2006 Plan remained available for grant which includes an increase of 6,500,000 shares approved by stockholders on April 30, 2009. The 2006 Plan is now Rambus’ only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.
     A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant
Shares available as of December 31, 2008	2,556,984
Increase in shares approved for issuance	6,500,000
Stock options granted	(1,383,613)
Stock options forfeited	1,555,258
Stock options expired under former plans	(1,336,837)
Nonvested equity stock and stock units granted (1)	(269,862)
Nonvested equity stock and stock units forfeited (1)	39,000

Total available for grant as of June 30, 2009	7,660,930

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
     The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the six months ended June 30, 2009 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2009.

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2008	16,573,739	$21.19
Options granted	1,383,613	8.68
Options exercised	(794,875)	8.98
Options forfeited	(1,555,258)	24.77

Outstanding as of June 30, 2009	15,607,219	20.35	5.55	$31,997

Vested or expected to vest at June 30, 2009	14,430,047	21.21	5.58	23,404
Options exercisable at June 30, 2009	9,944,198	22.87	4.53	15,314
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2009, based on the $15.47 closing stock price of Rambus’ Common Stock on June 30, 2009 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2009 was 5,065,438 and 2,749,453, respectively.
     As of June 30, 2009, there was $46.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested as of June 30, 2009 was $191.0 million.
Employee Stock Purchase Plans
     Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 254,748 shares at a price of $8.06 per share during the six months ended June 30, 2009. The Company issued 146,633 shares at a price of $16.77 per share during the six months ended June 30, 2008. As of June 30, 2009, 1,010,323 shares under the 2006 ESPP remained available for issuance. For the three and six months ended June 30, 2009, the Company recorded compensation expense related to the ESPP of $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2008, the Company recorded compensation expense related to the ESPP of $0.4 million and $1.0 million, respectively. As of June 30, 2009, there was $0.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
Stock-Based Compensation
Stock Options
     For the six months ended June 30, 2009 and 2008, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
     During the three and six months ended June 30, 2009, Rambus granted 33,844 and 1,383,613 stock options, respectively, with an estimated total grant-date fair value of $0.3 million and $8.9 million, respectively. During the three and six months ended June 30, 2009, Rambus recorded stock-based compensation related to stock options of $6.0 million and $12.6 million, respectively.

     During the three and six months ended June 30, 2008, Rambus granted 91,930 and 1,763,890 stock options, respectively, with an estimated total grant-date fair value of $1.3 million and $20.1 million, respectively. During the three and six months ended June 30, 2008, Rambus recorded stock-based compensation related to stock options of $8.1 million and $17.3 million, respectively.
     The total intrinsic value of options exercised was $0.9 million and $5.0 million for the three and six months ended June 30, 2009, respectively. The total intrinsic value of options exercised was $4.7 million and $10.2 million for the three and six months ended June 30, 2008, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
     During the six months ended June 30, 2009, proceeds from employee stock option exercises totaled approximately $7.1 million.
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2009 and 2008 calculated in accordance with SFAS No. 123(R), “Share-based Payment”.
Valuation Assumptions
     The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock Option Plans
Expected stock price volatility	94%	66%	94-96%	63-66%
Risk free interest rate	2.1%	3.0%	1.8-2.1%	3.0-3.1%
Expected term (in years)	5.8	5.3	5.3 – 5.8	5.3
Weighted-average fair value of stock options granted	$9.18	$13.64	$6.45	$11.41

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan
Expected stock price volatility	92%	58%	92%	58%
Risk free interest rate	0.3%	1.7%	0.3%	1.7%
Expected term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$4.97	$7.41	$4.97	$7.41
Nonvested Equity Stock and Stock Units
     For the six months ended June 30, 2009, Rambus granted nonvested equity stock units to certain officers and employees, totaling 179,908 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.5 million.
     For the three and six months ended June 30, 2009, Rambus recorded stock-based compensation expense of approximately $1.4 million and $2.7 million, respectively, related to all outstanding unvested equity stock grants. For the three and six months ended June 30, 2008, Rambus recorded stock-based compensation expense of approximately $0.4 million and $1.2 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $10.5 million at June 30, 2009. This is expected to be recognized over a weighted average of 2.7 years.

     The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2009:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value
Nonvested at December 31, 2008	821,064	$18.46
Granted	179,908	8.36
Vested	(81,000)	22.18
Forfeited	(26,000)	18.05

Nonvested at June 30, 2009	893,972	$16.10

6. Marketable Securities
     Rambus invests its excess cash primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. During the three months ended June 30, 2009, the Company issued $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. See Note 15, “Convertible Notes”, for further discussion. The net cash received from the issuance of these convertible notes is included in cash, cash equivalents and marketable securities as of June 30, 2009.
     All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	June 30, 2009
			Gross	Gross	Weighted
			Unrealized	Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gains	Losses	Return
Money Market Funds	$311,452	$311,452	$—	$—	0.19%
Municipal Bonds and Notes	1,011	1,000	11	—	3.85%
U.S. Government Bonds and Notes	116,514	115,691	823	—	2.10%
Corporate Notes, Bonds, and Commercial Paper	47,873	47,604	284	(15)	2.82%

Total cash equivalents and marketable securities	476,850	475,747	1,118	(15)
Cash	3,536	3,536	—	—

Total cash, cash equivalents and marketable securities	$480,386	$479,283	$1,118	$(15)

	December 31, 2008
			Gross	Gross	Weighted
			Unrealized	Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gains	Losses	Return
Money Market Funds	$110,732	$110,732	$—	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	—	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	197	(164)	3.06%

Total cash equivalents and marketable securities	340,344	339,185	1,323	(164)
Cash	5,509	5,509	—	—

Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,323	$(164)

     Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Cash equivalents	$314,450	$110,732
Short term marketable securities	162,400	229,612

Total cash equivalent and marketable securities	476,850	340,344
Cash	3,536	5,509

Total cash, cash equivalents and marketable securities	$480,386	$345,853

     The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of June 30, 2009, three of its corporate debt investments with a fair value of $7.8 million, which mature within approximately one year, have insignificant unrealized losses. The Company has considered all available evidence and determined that these unrealized losses are due to current market conditions. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge that could adversely impact its financial results.
     The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain at June 30, 2009 and December 31, 2008 are as follows:

	As of		Unrealized Gains, net
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	(In thousands)
Contractual maturity:
Due within one year	$388,552	$223,458	$692	$345
Due from one year through three years	88,298	116,886	411	814

	$476,850	$340,344	$1,103	$1,159

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
7. Commitments and Contingencies
     On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “2010 Notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. Rambus has elected to pay the principal amount of the 2010 Notes in cash when they are due. Subsequently, Rambus repurchased a total of $163.1 million face value of the outstanding 2010 Notes in 2005 and 2008. The aggregate principal amount of the 2010 Notes outstanding as of June 30, 2009 was $137.0 million, offset by an unamortized debt discount of $6.3 million. The debt discount is expected to be amortized over the remaining 7 months until maturity of the 2010 Notes, see Note 15, “Convertible Notes”, for additional details.
     On June 29, 2009, Rambus entered into an Indenture (the “Indenture”) by and between Rambus and U.S. Bank, National Association, as trustee, relating to the issuance by Rambus of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 (the “2014 Notes”). The aggregate principal amount of the 2014 Notes outstanding as of June 30, 2009 was $150.0 million, offset by unamortized debt discount of $57.5 million in the accompanying condensed consolidated balance sheets. The debt discount is expected to be amortized over the remaining 60 months until maturity of the 2014 Notes on June 15, 2014, see Note 15, “Convertible Notes”, for additional details.
     As of June 30, 2009, Rambus’ material contractual obligations are (in thousands):

		Payments Due by Year
		Remainder
	Total	of 2009	2010	2011	2012	2013	Thereafter
Contractual obligations(1)
Operating leases	$12,825	$4,941	$6,668	$747	$469	$—	$—
Convertible notes	286,950	—	136,950	—	—	—	150,000

Total	$299,775	$4,941	$143,618	$747	$469	$—	$150,000

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FASB Interpretation No. (“FIN”) 48 of approximately $10.0 million, including $8.1 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of June 30, 2009. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     Rent expense was approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2009, respectively. Rent expense was approximately $1.7 million and $3.5 million for the three and six months ended June 30, 2008, respectively.

     Deferred rent, included primarily in other long-term liabilities, was approximately $0.9 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively.
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
     Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, Rambus has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Rambus’ request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Rambus could be required to make under these indemnification agreements is unlimited. Rambus has a director and officer insurance policy that reduces Rambus’ exposure and enables Rambus to recover a portion of future amounts to be paid. As a result of these indemnification agreements, Rambus continues to make payments on behalf of current and former officers and directors. As of June 30, 2009, the Company had made payments of approximately $10.8 million on their behalf, including $1.5 million in the three months ended June 30, 2009. The Company received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of Rambus stock with a value of approximately $0.8 million in the fourth quarter of 2008. Additionally, as of June 30, 2009, the Company has received $11.9 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs (recovery) of restatement and related legal activities in the condensed consolidated statements of operations. As of June 30, 2008, the Company had made payments of approximately $6.4 million on their behalf, including $0.3 million in the quarter ended June 30, 2008. These payments made by the Company and the repayments by the former officers to the Company were recorded under costs (recovery) of restatement and related legal activities in the condensed consolidated statements of operations.
8. Stockholders’ Equity
Share Repurchase Program
     In October 2001, Rambus’ Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. During the six months ended June 30, 2009, the Company did not repurchase any Common Stock. As of June 30, 2009, Rambus had repurchased a cumulative total of approximately 16.8 million shares of its Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of June 30, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of Rambus’ outstanding Common Stock.
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
9. Income Taxes
     The effective tax rate for the three months ended June 30, 2009 was 0.1% which is lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to a full valuation allowance on its U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits. The effective tax rate for the three months ended June 30, 2008 was 716.0% which was higher than the U.S. statutory tax rate applied to the Company’s net loss primarily due to the establishment of a full valuation allowance on our U.S. net deferred tax assets.

     As of June 30, 2009, the Company’s condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $144.5 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with FSP APB 14-1. As of June 30, 2009, a valuation allowance of $142.6 million has been recorded against the deferred tax assets. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
     The Company maintains liabilities for uncertain tax benefits within its non-current income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
     As of June 30, 2009, the Company had $10.0 million of unrecognized tax benefits, including $7.3 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.9 million of federal tax benefit, and including $1.9 million in long-term income taxes payable. If recognized, approximately $0.7 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2008, the Company had $9.6 million of unrecognized tax benefits, including $6.9 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.8 million of federal tax benefits, and including $1.9 million in long-term income taxes payable.
     Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At June 30, 2009 and December 31, 2008, an insignificant amount of interest and penalties are included in long-term income taxes payable.
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
     The Company is subject to examination by the IRS for tax years ended 2005 through 2007. The Company is also subject to examination by the State of California for tax years ended 2004 through 2007. In addition, any R&D credit and net operating loss carryforwards generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.
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

     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(23,971)	$(138,315)	$(41,397)	$(152,669)

Denominator:
Weighted average shares used to compute basic EPS	104,675	104,804	104,536	104,743
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—	—	—

Weighted average shares used to compute diluted EPS	104,675	104,804	104,536	104,743

Net loss per share:
Basic	$(0.23)	$(1.32)	$(0.40)	$(1.46)
Diluted	$(0.23)	$(1.32)	$(0.40)	$(1.46)
     For the three and six months ended June 30, 2009, approximately 12.9 million shares that would be issued upon the conversion of the convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during this period. For the three and six months ended June 30, 2008, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during this period. For the three months ended June 30, 2009 and 2008, options to purchase approximately 13.5 million and 9.9 million shares, respectively, and for the six months ended June 30, 2009 and 2008, options to purchase approximately 13.8 million and 10.4 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended June 30, 2009 and 2008, an additional 1.2 million and 3.9 million shares, respectively, and for the six months ended June 30, 2009 and 2008, an additional 0.7 million and 3.6 million shares, respectively, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.
11. Business Segments, Exports and Major Customers
     Rambus operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Five customers accounted for 26%, 15%, 14%, 13% and 12%, respectively, of revenue in the three months ended June 30, 2009. Five customers accounted for 19%, 17%, 12%, 11% and 11%, respectively, of revenue in the three months ended June 30, 2008. Five customers accounted for 25%, 15%, 14%, 12% and 12%, respectively, of revenue in the six months ended June 30, 2009. Three customers accounted for 18%, 18% and 13%, respectively, of revenue in the six months ended June 30, 2008. Rambus expects that its revenue concentration will decrease over the long term as Rambus licenses new customers.
     Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenue from customers in the following geographic regions were recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Japan	$22,070	$29,579	$43,881	$60,561
North America	4,624	5,813	9,892	12,661
Taiwan	18	180	41	521
Korea	230	56	372	439
Singapore	—	75	43	174
Europe	41	12	88	1,097

	$26,983	$35,715	$54,317	$75,453

     At June 30, 2009, of the $18.4 million of total property and equipment, approximately $15.9 million are located in the United States, $2.0 million are located in India and $0.5 million are located in other foreign locations. At December 31, 2008, of the $22.3 million of total property and equipment, approximately $19.3 million are located in the United States, $2.4 million are located in India and $0.6 million are located in other foreign locations.

12. Amortizable Intangible Assets
     The components of the Company’s intangible assets as of June 30, 2009 and December 31, 2008 were as follows:

	As of June 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$11,491	$(6,182)	$5,309
Intellectual property	10,384	(9,956)	428
Customer contracts and contractual relationships	4,000	(2,469)	1,531
Existing technology	2,700	(2,700)	—
Non-competition agreement	100	(100)	—

Total intangible assets	$28,675	$(21,407)	$7,268

	As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$9,941	$(5,527)	$4,414
Intellectual property	10,384	(9,527)	857
Customer contracts and contractual relationships	4,000	(2,224)	1,776
Existing technology	2,700	(2,503)	197
Non-competition agreement	100	(100)	—

Total intangible assets	$27,125	$(19,881)	$7,244

     Amortization expense for intangible assets for the three and six months ended June 30, 2009 was $0.7 million and $1.5 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2008 was $1.3 million and $2.7 million, respectively.
     During the three months ended March 31, 2009, the company purchased patents related to mobile memory and other applications in an asset acquisition from Inapac Technology, Inc for approximately $1.6 million.
     The estimated future amortization expense of intangible assets as of June 30, 2009 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2009 (remaining 6 months)	$1,366
2010	1,743
2011	1,414
2012	1,143
2013	1,122
Thereafter	480

$7,268

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
     The second phase of the Hynix-Rambus trial — on patent infringement, validity and damages — began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims was invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. On July 14, 2006, the court granted Hynix’s motion for a new trial on the issue of damages unless Rambus agreed to a reduction of the total jury award to approximately $134 million. The court found that the record supported a maximum royalty rate of 1% for SDR SDRAM and 4.25% for DDR SDRAM, which the court applied to the stipulated U.S. sales of infringing Hynix products through December 31, 2005. On July 27, 2006, Rambus elected remittitur of the jury’s award to approximately $134 million. On August 30, 2006, the court awarded Rambus prejudgment interest for the period June 23, 2000 through December 31, 2005. Hynix filed a motion on July 7, 2008 to reduce the amount of remitted damages and any supplemental damages that the court may award, as well as to limit the products that could be affected by any injunction that the court may grant, on the grounds of patent exhaustion. Following a hearing on August 29, 2008, the court denied Hynix’s motion. In separate orders issued December 2, 2008, January 16, 2009, and January 27, 2009, the court denied Hynix’s post-trial motions for judgment as a matter of law and new trial on infringement and validity.
     On June 24, 2008, the court heard oral argument on Rambus’ motion to supplement the damages award and for equitable relief related to Hynix’s infringement of Rambus patents. On February 23, 2009, the court issued an order (1) granting Rambus’ motion for supplemental damages and prejudgment interest for the period after December 31, 2005, at the same rates ordered for the prior period; (2) denying Rambus’ motion for an injunction; and (3) ordering the parties to begin negotiations regarding the terms of a compulsory license regarding Hynix’s continued manufacture, use, and sale of infringing devices.
     The third phase of the Hynix-Rambus trial involved Hynix’s affirmative JEDEC-related antitrust and fraud allegations against Rambus. On April 24, 2007, the court ordered a coordinated trial of certain common JEDEC-related claims alleged by the manufacturer parties (i.e., Hynix, Micron, Nanya and Samsung) and defenses asserted by Rambus in Hynix v Rambus, Case No. C 00-20905 RMW, and three other cases pending before the same court (Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, each described in further detail below). On December 14, 2007, the court excused Samsung from the coordinated trial based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus by the court within six months following the conclusion of the coordinated trial. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya’s motions for new trial.
     On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury’s finding that

JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; (6) Rambus’s conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’s conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus’s patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’s conduct.
     On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows: approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest. Post-judgment interest will accrue at the statutory rate. In addition, the judgment orders Hynix to pay Rambus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% for DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. On April 9, 2009, Rambus submitted its cost bill in the amount of approximately $0.85 million. On March 24, 2009, Hynix filed a motion under Rule 62 seeking relief from the requirement that it post a supersedeas bond in the full amount of the final judgment in order to stay its execution pending an appeal. Rambus filed a brief opposing Hynix’s motion on April 10, 2009. A hearing on Hynix’s motion was heard on May 8, 2009. On May 14, 2009, the court granted Hynix’s motion in part and ordered that execution of the judgment be stayed on the condition that, within 45 days, Hynix post a supersedeas bond in the amount of $250 million and provide Rambus with documentation establishing a lien in Rambus’s favor on property owned by Hynix in Korea in the amount of the judgment not covered by the supersedeas bond. The Court also ordered that Hynix pay the ongoing royalties set forth in the final judgment into an escrow account to be arranged by the parties; the escrowed funds would be released only upon agreement of the parties or further order of the court. Hynix posted the $250 million supersedeas bond on June 26, 2009. The parties are continuing to work on establishing the lien and the escrow arrangement.
     On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. The parties’ opening briefs are not yet due. Hynix filed a motion to dismiss Rambus’ cross-appeal on July 1, 2009, and Rambus filed an opposition to Hynix’s motion on July 15, 2009, and Hynix filed a reply on July 22, 2009. On July 23, 2009, Rambus and Hynix filed a joint motion to assign this appeal to the same panel hearing the appeal in the Micron Delaware case (discussed below) and to coordinate oral arguments of the two appeals. No decision on either Hynix’s motion or the joint motion has issued to date.
   Micron Litigation
   U.S District Court in Delaware: Case No. 00-792-SLR
     On August 28, 2000, Micron filed suit against Rambus in the U.S. District Court for Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys’ fees, a declaratory judgment that eight Rambus patents are invalid and not infringed, and the award to Micron of a royalty-free license to the Rambus patents. Rambus has filed an answer and counterclaims disputing Micron’s claims and asserting infringement by Micron of 12 U.S. patents.
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
     On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the point at which the court determined that Rambus should have known litigation was reasonably foreseeable. The court issued an accompanying order declaring the 12 patents in suit unenforceable against Micron (the “Delaware

Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus filed its opening brief on July 2, 2009. Micron’s answering brief is not yet due. On July 24, 2009, Rambus filed a motion to assign this appeal to the same panel hearing the appeal in the Hynix case (discussed above) and to coordinate oral arguments of the two appeals. No decision on this motion has issued to date.
   U.S. District Court of the Northern District of California
     On January 13, 2006, Rambus filed suit against Micron in the U.S. District Court for the Northern District of California. Rambus alleges that 14 Rambus patents are infringed by Micron’s DDR2, DDR3, GDDR3, and other advanced memory products. Rambus seeks compensatory and punitive damages, attorneys’ fees, and injunctive relief. Micron has denied Rambus’ allegations and is alleging counterclaims for violations of federal antitrust laws, unfair trade practices, equitable estoppel, fraud and negligent misrepresentation in connection with Rambus’ participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, injunctive relief, compensatory and punitive damages, attorneys’ fees, and a declaratory judgment of invalidity, unenforceability, and noninfringement of the 14 patents in suit.
     As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya’s motions for new trial.
     On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury’s finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; (6) Rambus’s conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’s conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus’s patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’s conduct.
     In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied Hynix, Micron, Nanya, and Samsung’s (collectively, the “Manufacturers”) motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction,

Rambus elected to proceed to trial on 12 patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under the Ware patents in suit (U.S. Patent Nos. 6,493,789 and 6,496,897), and each party’s claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus’ motion for summary judgment of direct infringement with respect to claim 16 of Rambus’ U.S. Patent No. 6,266,285 by the Manufacturers’ DDR2, DDR3, gDDR2, GDDR3, GDDR4 memory chip products (except for Nanya’s DDR3 memory chip products). In the same order, the court denied the remainder of Rambus’ motion for summary judgment of infringement.
     On January 19, 2009, Micron filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition to Micron’s motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order.
   European Patent Infringement Cases
     On September 11, 2000, Rambus filed suit against Micron in multiple European jurisdictions for infringement of its European patent, EP 0 525 068 (the “’068 patent), which was later revoked. Additional suits were filed pertaining to a second Rambus patent, EP 1 022 642 (the “’642 patent”) and a third Rambus patent, EP 1 004 956 (the “’956 patent”). Rambus’ suit against Micron for infringement of the ’642 patent in Mannheim, Germany, has not been active. The Mannheim court issued an Order of Cost with respect to the ’068 proceeding requiring Rambus to reimburse Micron attorneys fees in the amount of $0.45 million. This amount has since been paid. One proceeding in Italy relating to the ’642 patent was adjourned at a hearing on June 15, 2007, each party bearing its own costs. Two other proceedings in Italy relating to the ’956 patent remain ongoing.
   DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation (“DDR2”)
   U.S District Court in the Northern District of California
     On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court for the Northern District of California court against Hynix, Infineon, Nanya, and Inotera. Infineon and Inotera were subsequently dismissed from this litigation and Samsung was added as a defendant. Rambus alleges that certain of its patents are infringed by certain of the defendants’ SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 and other advanced memory products. Hynix, Samsung and Nanya have denied Rambus’ claims and asserted counterclaims against Rambus for, among other things, violations of federal antitrust laws, unfair trade practices, equitable estoppel, and fraud in connection with Rambus’ participation in JEDEC.
     As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half- truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya’s motions for new trial.
     On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury’s finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written

JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; (6) Rambus’s conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’s conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus’s patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’s conduct.
     In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on 12 patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under U.S. Patent Nos. 6,493,789 and 6,496,897, and each party’s claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus’s motion for summary judgment of direct infringement with respect to claim 16 of Rambus’s U.S. Patent No. 6,266,285 by the Manufacturers’ DDR2, DDR3, gDDR2, GDDR3, GDDR4 memory chip products (except for Nanya’s DDR3 memory chip products). In the same order, the court denied the remainder of Rambus’s motion for summary judgment of infringement.
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
   Samsung Litigation
   U.S District Court in the Northern District of California
     On June 6, 2005, Rambus filed a patent infringement suit against Samsung in the U.S. District Court the Northern District of California alleging that Samsung’s SDRAM and DDR SDRAM parts infringe 9 of Rambus’ patents. Samsung has denied Rambus’ claims and asserted counterclaims for non-infringement, invalidity and unenforceability of the patents, violations of various antitrust and unfair competition statutes, breach of license, and breach of duty of good faith and fair dealing. Samsung has also counterclaimed that Rambus aided and abetted breach of fiduciary duty and intentionally interfered with Samsung’s contract with a former employee by knowingly hiring a former Samsung employee who allegedly misused proprietary Samsung information. Rambus has denied Samsung’s counterclaims.
     As explained above, the court ordered a coordinated trial of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The court subsequently excused Samsung from the coordinated trial on December 14, 2007, based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus within six months following the conclusion of the coordinated trial (see below). In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on 12 patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under U.S. Patent Nos. 6,493,789 and 6,496,897, and each party’s claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus’s motion for summary judgment of direct infringement with respect to claim 16 of Rambus’s U.S. Patent No. 6,266,285 by the Manufacturers’ DDR2, DDR3, gDDR2, GDDR3, GDDR4 memory chip products (except for Nanya’s DDR3 memory chip products). In the same order, the court denied the remainder of Rambus’s motion for summary judgment of infringement.
     On January 19, 2009, Samsung filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition brief to this motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order.
     On August 11, 2008, the court granted summary judgment in Rambus’ favor on Samsung’s claims for aiding and abetting a breach of fiduciary duty, intentional interference with contract, and certain aspects of Samsung’s unfair competition claim. On September 16, 2008, the court entered a stipulation and order of dismissal with prejudice of certain of Samsung’s claims and defenses (including those based on Rambus’ alleged JEDEC conduct) and Rambus’ defenses corresponding to Samsung’s claims. A bench trial on the remaining claims and defenses that are unique to Samsung (breach of license, breach of duty of good faith and fair dealing, and estoppel based on those claims), as well as Samsung’s claims and defenses related to its allegations that Rambus spoliated evidence, was held between September 22 and October 1, 2008. On April 27, 2009, the court issued Findings of Fact and Conclusions of Law holding that: (1) the parties’ 2000 SDR/DDR license agreement did not cover DDR2 and future generation products; (2) the license did not entitle Samsung to most favored licensee benefits in any renewal or subsequent agreement; (3) Rambus did not fail to negotiate an extension or renewal license in good faith, and Samsung would not have been entitled to damages for any such failure; (4) Samsung’s equitable estoppel defense failed; (5) Rambus breached the license by not offering Samsung the benefit to which it was entitled under the license (for the second quarter of 2005 only) of the royalty in the March 2005 settlement agreement between Rambus and Infineon; (6) Rambus failed to prove that Samsung breached certain audit provisions in the license, and therefore Rambus’s termination of the license less than one month before it was due to expire was improper; and (7) Rambus’s actions did not cause the parties’ failure to reach agreement on an extension or renewal of the license. No decision has issued to date regarding Samsung’s spoliation allegations.
   Federal Trade Commission Complaint
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
     On March 16, 2007, the FTC issued an order granting in part and denying in part Rambus’ motion for a stay of the remedy pending appeal. The March 16, 2007 order permitted Rambus to acquire rights to royalty payments for use of the patented technologies affected by the February 2 remedy order during the period of the stay in excess of the FTC-imposed maximum royalty rates on

SDRAM and DDR SDRAM products, provided that funds above the maximum allowed rates be either placed into an escrow account to be distributed, or payable pursuant a contingent contractual obligation, in accordance with the ultimate decision of the court of appeals. In an opinion accompanying its order, the FTC clarified that it intended its remedy to be “forward-looking” and “prospective only,” and therefore unlikely to be construed to require Rambus to refund royalties already paid or to restrict Rambus from collecting royalties for the use of its technologies during past periods.
     On April 27, 2007, the FTC issued an order granting in part and denying in part Rambus’ petition for reconsideration of the remedy order. The FTC’s order and accompanying opinion on Rambus’ petition for reconsideration clarified the remedy order in certain respects. For example, (1) the FTC explicitly stated that the remedy order did not require Rambus to make refunds or prohibit it from collecting royalties in excess of maximum allowable royalties that accrue up to the effective date of the remedy order; (2) the remedy order was modified to specifically permit Rambus to seek damages in litigation up to three times the specified maximum allowable royalty rates on the ground of willful infringement and any allowable attorneys’ fees; and (3) under the remedy order, licensees were permitted to pay Rambus a flat fee in lieu of running royalties, even if such an arrangement resulted in payments above the FTC’s rate caps in certain circumstances.
     Rambus appealed the FTC’s liability and remedy orders to the U.S. Court of Appeals for the District of Columbia (the “CADC”). Oral argument was heard February 14, 2008. On April 22, 2008, the CADC issued an opinion which requires vacatur of the FTC’s orders. The CADC held that the FTC failed to demonstrate that Rambus’ conduct was exclusionary, and thus failed to establish its allegation that Rambus unlawfully monopolized any relevant market. The CADC’s opinion set aside the FTC’s orders and remanded the matter to the FTC for further proceedings consistent with the opinion. Regarding the chance of further proceedings on remand, the CADC expressed serious concerns about the strength of the evidence relied on to support some of the FTC’s crucial findings regarding the scope of JEDEC’s patent disclosure policies and Rambus’ alleged violation of those policies. On August 26, 2008, the CADC denied the FTC’s petition to rehear the case en banc. On October 16, 2008, the FTC issued an order explicitly authorizing Rambus to receive amounts above the maximum rates allowed by the FTC’s now-vacated order payable pursuant to any contingent contractual obligation.
     On November 24, 2008, the FTC filed a petition seeking review of the CADC decision by the U.S. Supreme Court. Rambus filed an opposition to the FTC’s petition on January 23, 2009, and the FTC filed a reply on February 4, 2009. On February 23, 2009, the United States Supreme Court denied the FTC’s petition. On May 12, 2009, the Commission issued an order dismissing the complaint, finding that further litigation in this matter would not be in the public interest.
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
     On June 12, 2009, the European Commission announced that it has reached a tentative settlement with Rambus to resolve the pending case. Under the proposed resolution, the Commission would make no finding of liability relative to JEDEC-related charges, and no fine would be assessed against Rambus. In addition, Rambus would commit to offer licenses with maximum royalty rates for certain memory types and memory controllers on a forward-going basis (the “Commitment”). The Commitment is expressly made without any admission by Rambus of the allegations asserted against it. The Commitment also does not resolve any existing claims of infringement prior to the signing of any license with a prospective licensee, nor does it release or excuse any of the prospective licensees from damages or royalty obligations through the date of signing a license. In accordance with European Commission antitrust procedures, interested third parties were invited to submit comments on the proposed Commitment to the European Commission within one month of the announcement. The comment period has expired, but no final decision has issued to date. Under the proposed resolution, Rambus would offer licenses with maximum royalty rates for five-year worldwide licenses of 1.5% for DDR2, DDR3, GDDR3 and GDDR4 SDRAM memory types. Licensees who ship less than 10% of their DRAM products in the older SDR and DDR DRAM types would be entitled to a royalty holiday for those older types, subject to compliance with the terms of the license. In addition, Rambus would offer licenses with maximum royalty rates for five-year worldwide licenses of 1.5% per unit for

SDR memory controllers through April 2010, dropping to 1.0% thereafter, and royalty rates of 2.65% per unit for DDR, DDR2, DDR3, GDDR3 and GDDR4 memory controllers through April 2010, then dropping to 2.0%. The Commitment to license at the above rates would be valid for a period of five years from the adoption date of the Commitment decision. All royalty rates would be applicable to future shipments only and does not affect liability, if any, for damages or royalties that accrued up to the time of the license grant.
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
     On November 25, 2008, Micron, Samsung, and Hynix filed eight motions for summary judgment on various grounds. On January 26, 2009, Rambus filed briefs in opposition to all eight motions. A hearing on these motions for summary judgment was held on March 4-6, March 16-17, and June 29, 2009. The court denied all eight motions. On June 17 and June 22, 2009, Micron, Samsung, and Hynix filed petitions requesting that the court of appeal issue writs directing the trial court to vacate two orders denying motions for summary judgment and enter orders granting the motions. On July 27, 2009, the court of appeal denied one of the two petitions. No decision has issued to date on the remaining petition.
     On March 10, 2009, defendants filed motions requesting that Rambus’ case be dismissed on the ground that the Delaware Order should be given preclusive effect. Rambus filed a brief opposing this request. The parties filed further briefs on the preclusive effect, if any, of the Delaware Order on April 3 and April 17, 2009. The parties submitted briefs on their allegations regarding alleged spoliation of evidence on April 20, 2009. A hearing on these issues was held on April 27 and June 1, 2009, at the conclusion of which the court denied defendants’ motion for issue preclusion and terminating sanctions. On June 19, 2009, Micron and Samsung filed petitions requesting that the court of appeal issue writs directing the trial court to vacate its order denying defendants’ motion for issue preclusion and terminating sanctions and enter an order granting the motion. Hynix filed a similar petition on June 23, 2009. On July 6, 2009, the court of appeal denied all three of these petitions. On July 16, 2009, Samsung and Micron filed petitions requesting that the California Supreme Court review the court of appeals’ denial of their petitions. No decision has issued to date on these petitions to the California Supreme Court.
     Trial is scheduled to begin on September 28, 2009.
   Stock Option Investigation Related Claims
     On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues.
     On May 31, 2006, the first of three shareholder derivative actions was filed in the U.S. District Court for the Northern District of California against Rambus (as a nominal defendant) and certain current and former executives and board members. These actions have been consolidated for all purposes under the caption, In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), and Howard Chu and Gaetano Ruggieri were appointed lead plaintiffs. The consolidated complaint, as amended, alleges violations of certain federal and state securities laws as well as other state law causes of action. The complaint seeks disgorgement and damages in an unspecified amount, unspecified equitable relief, and attorneys’ fees and costs.
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
     On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of Rambus. These settlements are conditioned upon the dismissal of the claims asserted against these individuals in In re Rambus Inc. Derivative Litigation. The aggregate value of the settlements to Rambus exceeds $5.3 million in cash as well as substantial additional value to Rambus relating to the relinquishment of claims to over 2.7 million stock options. The SLC stated its intention to assert control over the litigation. The conclusions and recommendations of the SLC are subject to review by the court. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. Pursuant to the parties’ agreement, that motion was taken off calendar.
     On August 30, 2007, another shareholder derivative action was filed in the U.S. District Court for the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP (Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD)). On November 21, 2007, the New York court granted PricewaterhouseCoopers LLP’s motion to transfer the action to the Northern District of California.
     The parties have settled In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement provided for a payment by Rambus of $2.0 million and dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen, in these actions. The $2.0 million was accrued for during the quarter ended June 30, 2008 within accrued litigation expenses. A final approval hearing was held on January 16, 2009, and an order of final approval was entered on January 20, 2009.
     On July 17, 2006, the first of six class action lawsuits was filed in the U.S. District Court for the Northern District of California against Rambus and certain current and former executives and board members. These lawsuits were consolidated under the caption, In re Rambus Inc. Securities Litigation, C-06-4346-JF (N.D. Cal.). The settlement of this action was preliminarily approved by the court on March 5, 2008. Pursuant to the settlement agreement, Rambus paid $18.3 million into a settlement fund on March 17, 2008. Some alleged class members requested exclusion from the settlement. A final fairness hearing was held on May 14, 2008. That same day the court entered an order granting final approval of the settlement agreement and entered judgment dismissing with prejudice all claims against all defendants in the consolidated class action litigation.
     On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Following several rounds of motions to dismiss, on April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. Rambus’ motion to dismiss the amended complaint was heard on September 12, 2008. On December 9, 2008, the court granted Rambus’ motion and entered judgment in favor of Rambus. Plaintiffs filed a notice of appeal on December 15, 2008. Plaintiffs’ filed their opening brief on April 13, 2009. Rambus opposed on May 29, 2009, and plaintiffs filed a reply brief on June 12, 2009. No date has been set for oral argument.
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

     On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint. A hearing was held on January 9, 2009. On January 12, 2009, the court sustained Rambus’ demurrer without prejudice. Plaintiffs filed a second amended complaint on February 13, 2009, containing the same causes of action as the previous complaint. On March 17, 2009, Rambus filed a demurrer to the second amended complaint. A hearing was held on May 22, 2009. On May 26, 2009, the court sustained in part and overruled in part Rambus’s demurrer. On June 5, 2009, Rambus filed an answer denying plaintiffs’ remaining allegations. Discovery is ongoing.
     NVIDIA Litigation
   U.S District Court in the Northern District of California
     On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for at least the SDR, DDR, DDR2, DDR3, GDDR and GDDR3 technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Certain limited discovery is proceeding, and a case management conference is scheduled for August 21, 2009.
     On July 11, 2008, one day after Rambus filed suit, NVIDIA filed its own action against Rambus in the U.S. District Court for the Middle District of North Carolina alleging that Rambus committed antitrust violations of the Sherman Act; committed antitrust violations of North Carolina law; and engaged in unfair and deceptive practices in violation of North Carolina law. NVIDIA seeks injunctive relief, damages, and attorneys’ fees and costs. This case has been transferred and consolidated into Rambus’s patent infringement case. Rambus filed a motion to dismiss NVIDIA’s claims prior to transfer of the action to California, and no decision has issued to date.
   International Trade Commission
     On November 6, 2008, Rambus filed a complaint with the U.S. International Trade Commission (the “ITC”) requesting the commencement of an investigation pertaining to NVIDIA products. The complaint seeks an exclusion order barring the importation, sale for importation, or sale after importation of products that infringe nine Rambus patents from the Ware and Barth families of patents. The accused products include NVIDIA products that incorporate DDR, DDR2, DDR3, LPDDR, GDDR, GDDR2, and GDDR3 memory controllers, including graphics processors, and media and communications processors. The complaint names NVIDIA as a proposed respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States. Additional respondents include: Asustek Computer Inc. and Asus Computer International, BFG Technologies, Biostar Microtech and Biostar Microtech International Corp., Diablotek Inc., EVGA Corp., G.B.T. Inc. and Giga-Byte Technology Co., Hewlett-Packard, MSI Computer Corp. and Micro-Star International Co., Palit Multimedia Inc. and Palit Microsystems Ltd., Pine Technology Holdings, and Sparkle Computer Co.
     On December 4, 2008, the ITC instituted the investigation. A hearing on claim construction was held on March 24, 2009, and a claim construction order issued on June 22, 2009. On June 5, 2009, Rambus moved to withdraw from the investigation four of the asserted patents and certain claims of a fifth asserted patent in order to simplify the investigation, streamline the final hearing, and conserve Commission resources. The parties have filed motions for summary determination of various issues, including infringement, respondents’ allegations of invalidity, and certain of respondents’ other defenses. No decision has issued to date on any of the motions. A final hearing before the administrative law judge is scheduled for October 13-20, 2009.
   Potential Future Litigation
     In addition to the litigation described above, participants in the DRAM and controller markets continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. There can be no assurance that any ongoing or future litigation will be successful. Rambus spends substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations — as well as any delay in their resolution — could affect Rambus’ ability to license its intellectual property in the future.
     The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”
14. Fair Value of Financial Instruments
     The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. The adoption of SFAS No. 157 did not impact the consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:
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
     The following table presents the financial instruments that are carried at fair value and summarizes the valuation of our cash equivalents and marketable securities by the above SFAS No. 157 pricing levels as of June 30, 2009:

	As of June 30, 2009
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$314,450	$314,450	$—	$—
Marketable securities	162,400	—	162,400	—

Total available-for-sale securities	$476,850	$314,450	$162,400	$—

     The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009			As of December 31, 2008
	Face	Carrying		Face	Carrying
(in thousands)	Value	Value	Fair Value	Value	Value	Fair Value
Zero Coupon Convertible Senior Notes due 2010	$136,950	$130,646	$137,806	$136,950	$125,474	$125,493
5% Convertible Senior Notes due 2014	150,000	92,450	157,200	—	—	—

Total Convertible notes	$286,950	$223,096	$295,006	$136,950	$125,474	$125,493

     The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As discussed in Note 15, “Convertible Notes,” the convertible notes are carried at face value of $287 million, less any unamortized debt discount in accordance with FSP APB 14-1. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximate fair value due to their short maturities.

15. Convertible Notes
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The debt component was determined based on a binomial lattice model. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability, net of deferred taxes, as of the date of issuance. Both of the Company’s convertible notes satisfy the criteria for accounting under FSP APB 14-1. FSP APB 14-1 was effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. The Company accounted for this change in accounting principle by retrospectively adjusting its prior period financial statements to reflect the impact of FSP APB 14-1 on its zero coupon convertible senior notes due 2010. The Company’s historical annual financial statements, including the consolidated condensed statement of operations for the three months ended June 30, 2008, were retrospectively adjusted for the adoption of FSP APB 14-1 in the Current Report on Form 8-K filed with the SEC on June 22, 2009.
     The following adjustments to reflect the retrospective application of FSP APB 14-1 on the zero coupon convertible senior notes due 2010 have been made to the previously reported consolidated condensed statement of operations which were not included in the Current Report on Form 8-K filed with the SEC on June 22, 2009 based on the periods presented therein.

	Six months ended June 30, 2008
	As previously reported	Adjustments	As adjusted
	(In thousands, except per share amounts)
Interest expense	$—	$(5,832)	$(5,832)
Net loss before income taxes	$(32,642)	$(5,832)	$(38,474)
Provision for income taxes	124,656	(10,461)	114,195

Net loss	$(157,298)	$4,629	$(152,669)

Net loss per share: Basic	$(1.50)	$0.04	$(1.46)
Net loss per share: Diluted	$(1.50)	$0.04	$(1.46)
     The Company’s convertible notes are shown in the following table.

	As of June 30,	As of December 31,
(dollars in thousands)	2009	2008
Zero Coupon Convertible Senior Notes due 2010	$136,950	$136,950
5% Convertible Senior Notes due 2014	150,000	—

Total principal amount of convertible notes	286,950	136,950
Unamortized discount	(63,854)	(11,476)

Total convertible notes	$223,096	$125,474
Less current portion	(130,646)	—

Total long-term convertible notes	$92,450	$125,474

     5% Convertible Senior Notes due 2014. On June 29, 2009, Rambus issued $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. As of the date of issuance Rambus determined that the liability component of the 2014 Notes was $92.4 million and the equity component of the 2014 Notes was $57.6 million. The unamortized discount related to the 2014 Notes is being amortized to interest expense over five years through June 2014.
     Rambus will pay cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. Issuance costs were approximately $4.5 million of which $2.8 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.7 million is related to the equity portion. The 2014 Notes are Rambus’ general unsecured obligation, ranking equal in right of payment to all of Rambus’ existing and future senior indebtness, including the 2010 Notes, and senior in right of payment to any of Rambus’ future indebtness that is expressly subordinated to the 2014 Notes.

     The 2014 Notes are convertible into shares of Rambus’ Common Stock at an initial conversion rate of 51.8 shares of Common Stock per $1,000 principal amount of 2014 Notes. This is equivalent to an initial conversion price of approximately $19.31 per share of common stock. Holders may surrender their 2014 Notes for conversion prior to March 15, 2014 only under the following circumstances: (i) during any calendar quarter beginning after the calendar quarter ending September 30, 2009, and only during such calendar quarter, if the closing sale price of the Common Stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter, (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 2014 Notes for each trading day of such 10 consecutive trading day period was less than 98% of the product of the closing sale price of the Common Stock for such trading day and the applicable conversion rate, (iii) upon the occurrence of specified distributions to holders of the Common Stock, (iv) upon a fundamental change of Rambus as specified in the Indenture governing the 2014 Notes, or (v) if Rambus calls any or all of the 2014 Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date. On and after March 15, 2014, holders may convert their 2014 Notes at any time until the close of business on the third business day prior to the maturity date, regardless of the foregoing circumstances.
     Upon conversion of the 2014 Notes, Rambus will pay (i) cash equal to the lesser of the aggregate principal amount and the conversion value of the 2014 Notes and (ii) shares of Rambus’ Common Stock for the remainder, if any, of Rambus’ conversion obligation, in each case based on a daily conversion value calculated on a proportionate basis for each trading day in the 20 trading day conversion reference period as further specified in the Indenture.
     Rambus may not redeem the 2014 Notes at its option prior to June 15, 2012. At any time on or after June 15, 2012, Rambus will have the right, at its option, to redeem the 2014 Notes in whole or in part for cash in an amount equal to 100% of the principal amount of the 2014 Notes to be redeemed, together with accrued and unpaid interest, if any, if the closing sale price of the Common Stock for at least 20 of the 30 consecutive trading days immediately prior to any date Rambus gives a notice of redemption is greater than 130% of the conversion price on the date of such notice.
     Upon the occurrence of a fundamental change, holders may require Rambus to repurchase some or all of their 2014 Notes for cash at a price equal to 100% of the principal amount of the 2014 Notes being repurchased, plus accrued and unpaid interest, if any. In addition, upon the occurrence of certain fundamental changes, as that term is defined in the Indenture, Rambus will, in certain circumstances, increase the conversion rate for 2014 Notes converted in connection with such fundamental changes by a specified number of shares of Common Stock, not to exceed 15.5401 per $1,000 principal amount of the 2014 Notes.
The following events are considered “Events of Default” under the Indenture which may result in the acceleration of the maturity of the 2014 Notes:
(1)	default in the payment when due of any principal of any of the 2014 Notes at maturity, upon redemption or upon exercise of a repurchase right or otherwise;

(2)	default in the payment of any interest, including additional interest, if any, on any of the 2014 Notes, when the interest becomes due and payable, and continuance of such default for a period of 30 days;

(3)	Rambus’ failure to deliver cash or cash and shares of Common Stock (including any additional shares deliverable as a result of a conversion in connection with a make-whole fundamental change) when required to be delivered upon the conversion of any 2014 Note;

(4)	default in Rambus’ obligation to provide notice of the occurrence of a fundamental change when required by the Indenture;

(5)	Rambus’ failure to comply with any of its other agreements in the 2014 Notes or the Indenture (other than those referred to in clauses (1) through (4) above) for 60 days after Rambus’ receipt of written notice to Rambus of such default from the trustee or to Rambus and the trustee of such default from holders of not less than 25% in aggregate principal amount of the 2014 Notes then outstanding;

(6)	Rambus’ failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by Rambus or any of its subsidiaries in excess of $30,000,000 principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, by the end of a period of ten days after written notice to Rambus by the trustee or to Rambus and the trustee by the holders of at least 25% in aggregate principal amount of the 2014 Notes then outstanding; and
(7)	certain events of bankruptcy, insolvency or reorganization relating to Rambus or any of its material subsidiaries (as defined in the Indenture).

     If an event of default, other than an event of default in clause (7) above with respect to Rambus occurs and is continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the 2014 Notes then outstanding may declare the principal amount of, and accrued and unpaid interest, including additional interest, if any, on the 2014 Notes then outstanding to be immediately due and payable. If an event of default described in clause (7) above occurs with respect to Rambus the principal amount of and accrued and unpaid interest, including additional interest, if any, on the 2014 Notes will automatically become immediately due and payable.
     Zero Coupon Convertible Senior Notes due 2010. On February 1, 2005, Rambus issued $300.0 million aggregate principal amount of zero coupon convertible senior notes due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the 2010 Notes to institutional investors. The 2010 Notes are convertible at any time prior to the close of business on the maturity date into cash in an amount equal to the lesser of:
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
     The initial conversion price is $26.84 per share of Common Stock (which represents an initial conversion rate of 37.2585 shares of Rambus Common Stock per $1,000 principal amount of 2010 Notes). The initial conversion price is subject to certain adjustments, as specified in the indenture governing the 2010 Notes.
     Upon the retrospective application of FSP APB 14-1, Rambus determined that the liability component of the 2010 Notes was $200.3 million and the equity component was $99.7 million. Subsequently, Rambus repurchased $140.0 million and $23.1 million face value of the outstanding 2010 Notes in 2005 and 2008, respectively.
     The remaining 2010 Notes liability is classified as a current liability at June 30, 2009 since the notes are due February 1, 2010.
     Additional paid in capital at June 30, 2009 and December 31, 2008 includes $47.9 million related to the remaining equity component of the 2010 Notes. Additional paid in capital at June 30, 2009 includes $55.9 million related to the equity component of the 2014 Notes.
     As of June 30, 2009, the if-converted value of the outstanding 2010 Notes and 2014 Notes is less than the principal amount of the notes.
     Interest expense related to the notes for the three and six months ended June 30, 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	$53	$—	$53	$—
2014 Notes coupon interest at a rate of 5%	42	—	42	—
2010 Notes amortization of discount at an effective interest rate of 8.4%	2,722	2,944	5,392	5,832

Total interest expense	$2,817	$2,944	$5,487	$5,832

16. Subsequent Events
     On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters’ exercising their overallotment option related to the 2014 Notes. Issuance costs were approximately $0.5 million. The Company is currently evaluating the allocation of the $22.5 million between liability and equity pursuant to FSP APB 14-1. These additional notes have the same terms as the original $150.0 million of the 2014 Notes issued during the quarter ended June 30, 2009. See Note 15, “Convertible Notes”, for terms.

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
     As of June 30, 2009, our chip interface technologies are covered by more than 810 U.S. and foreign patents. Additionally, we have approximately 560 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide our customers a means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.
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

     We have a high degree of revenue concentration, with our top five licensees representing approximately 79% and 78% of our revenue for the three and six months ended June 30, 2009, respectively. This compares with the three and six months ended June 30, 2008, in which revenue from our top five licensees accounted for approximately 69% and 68% of our revenue, respectively. For the three months ended June 30, 2009, revenue from Fujitsu, Sony, AMD, Toshiba and NEC each accounted for 10% or more of our total revenue. For the six months ended June 30, 2009, revenue from Fujitsu, NEC, AMD, Sony and Panasonic each accounted for 10% or more of our total revenue. For the three months ended June 30, 2008, revenue from Fujistu, Elpida, Sony, AMD and Panasonic each accounted for 10% or more of our total revenue. For the six months ended June 30, 2008, revenue from Fujitsu, Elpida and Sony each accounted for 10% or more of our total revenue.
     Our revenue from companies headquartered outside of the United States accounted for approximately 83% and 82% of our total revenue for the three and six months ended June 30, 2009, respectively as compared to 84% and 83% for the three and six months ended June 30, 2008, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenue from sources outside the United States for the foreseeable future.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Royalties	91.8%	90.4%	93.8%	86.7%
Contract revenue	8.2%	9.6%	6.2%	13.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of contract revenue*	5.3%	18.4%	6.7%	18.3%
Research and development*	58.2%	56.1%	61.8%	55.1%
Marketing, general and administrative*	120.7%	66.5%	128.3%	75.7%
Costs (recovery) of restatement and related legal activities	(1.6)%	6.3%	(25.9)%	4.2%

Total costs and expenses	182.6%	147.3%	170.9%	153.3%

Operating loss	(82.6)%	(47.3)%	(70.9)%	(53.3)%

Interest income and other income (expense), net	4.3%	8.1%	4.8%	9.9%
Interest expense	(10.4)%	(8.2)%	(10.1)%	(7.6)%

Interest and other income (expense), net	(6.1)%	(0.1)%	(5.3)%	2.3%

Loss before income taxes	(88.7)%	(47.4)%	(76.2)%	(51.0)%
Provision for income taxes	0.1%	339.9%	0.0%	151.3%

Net loss	(88.8)%	(387.3)%	(76.2)%	(202.3)%

* Includes stock-based compensation:

Cost of contract revenue	0.9%	3.8%	1.1%	4.4%
Research and development	8.2%	10.5%	9.1%	10.2%
Marketing, general and administrative	20.0%	10.7%	19.7%	11.3%

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Total Revenue
Royalties	$24.8	$32.3	(23.3)%	$50.9	$65.4	(22.1)%
Contract revenue	2.2	3.4	(35.1)%	3.4	10.1	(66.4)%

Total revenue	$27.0	$35.7	(24.4)%	$54.3	$75.5	(28.0)%

Royalty Revenue
Patent Licenses
     In the three and six months ended June 30, 2009, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $8.0 million and $12.9 million for SDR and DDR-compatible products in the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the expiration of Elpida licensing agreement in the first quarter of 2008 for which revenues were recognized through the three months ended June 30, 2008.
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
Technology Licenses
     In the three and six months ended June 30, 2009, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from these products decreased approximately $2.2 million and $3.2 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. This decrease was primarily due to lower royalties from the Sony PLAYSTATION®3 product due to lower shipment volume. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix.
     In the three and six months ended June 30, 2008, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from XDR, FlexIO, DDR and serial link-compatible products increased approximately $0.9 million and $3.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. This increase was primarily due to higher royalties from DDR and serial link-compatible products from higher sales by our licensees. Royalties from the shipment of the Sony PLAYSTATION®3 product remained relatively flat and increased $1.0 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix.
     In the three and six months ended June 30, 2009, royalties from RDRAM-compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers increased approximately $2.6 million and $1.7 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase was primarily due to a one-time catch-up royalty payment for the Sony PlayStation®2 product in the second quarter of 2009.
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
Contract Revenue
Percentage-of-Completion Contracts
     Percentage of completion contract revenue decreased approximately $1.6 million and $5.4 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decrease is due to decreased amount of work performed on both leadership and industry standard chip interface contracts. We believe that percentage-of-completion contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.
Other Contracts
     Revenue for other contracts increased approximately $0.4 million for the three months ended June 30, 2009 and decreased $1.2 million for the six months ended June 30, 2009, as compared to the corresponding periods in 2008. The increase for the three months ended June 30, 2009 is mainly due to the completion of an $1.1 million industry standard chip interface contract. The decrease for the six months ended June 30, 2009 is due to decreased volume from industry standard chip interface contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.
Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Engineering costs
Cost of contract revenue	$1.2	$5.2	(76.9)%	$3.0	$10.5	(71.5)%
Stock-based compensation	0.2	1.4	(82.9)%	0.6	3.3	(81.0)%

Total cost of contract revenue	1.4	6.6	(78.1)%	3.6	13.8	(73.8)%

Research and development	13.5	16.3	(17.0)%	28.6	33.9	(15.6)%
Stock-based compensation	2.2	3.7	(41.2)%	5.0	7.6	(35.4)%

Total research and development	15.7	20.0	(21.6)%	33.6	41.5	(19.2)%

Total engineering costs	$17.1	$26.6	(35.5)%	$37.2	$55.3	(32.8)%

     Total engineering costs decreased 35.5% and 32.8% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to lower headcount and the related decrease in salary, benefits and stock based compensation expenses as well as decreases in consulting and facilities costs as a result of our cost reduction initiatives that commenced in the second half of 2008.
     In the near term, we expect engineering expenses will continue to be lower than in 2008 as a result of our cost reduction initiative undertaken in 2008. We intend to continue to make investments in the infrastructure and technologies to maintain our leadership position in chip interface technologies and quarterly expenses could vary.
Marketing, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$12.2	$10.9	11.8%	$26.0	$26.3	(1.0)%
Litigation expense	15.0	9.1	65.2%	33.0	22.3	48.1%
Stock-based compensation	5.4	3.8	41.4%	10.7	8.5	25.4%

Total marketing, general and administrative costs	$32.6	$23.8	37.0%	$69.7	$57.1	22.1%

     Total marketing, general and administrative costs increased 37.0% and 22.1% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008 due primarily to the increased litigation expenses related to ongoing major cases and increased stock based compensation expenses primarily related to nonvested equity awards granted during 2008. Non-litigation related marketing, general and administrative costs increased 11.8% for the three months ended June 30, 2009 as compared to the same period in 2008 due primarily to the higher allocation of information technology and facilities expenses. Non-litigation related marketing, general and administrative costs for the six months ended June 30, 2009 remained relatively flat as compared to the same period in 2008 as the reduced consulting and professional fees and decrease in overall marketing expenses related to cost reduction initiatives taken in 2008 are offset by higher allocation of information technology and facilities expenses from higher percentage of headcount in marketing, general and administrative. Salary expenses for the three and six months ended June 30, 2009 remained relatively flat as compared to the same periods in 2008 due to an internal reorganization from our engineering group to the licensing and marketing group and corporate development group offset by a decrease in headcount due to the cost reduction initiative.
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
Costs (recovery) of restatement and related legal activities:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Cost (recovery) of restatement and related legal activities	$(0.4)	$2.3	NM*	$(14.1)	$3.2	NM*

*	NM — percentage is not meaningful as the change is too large
     Costs (recovery) of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
     Recovery of restatement and related legal activities were $0.4 million for the three months ended June 30, 2009 primarily due to recognition of a settlement of $1.9 million from an insurance carrier in connection with the derivative and class action lawsuits. Recovery of restatement and related legal activities were $14.1 million for the six months ended June 30, 2009 primarily due to recognition of settlements of $11.9 million from the insurance carriers and the receipt of $4.5 million from former executives as part of their settlement agreements with Rambus in connection with the derivative and class action lawsuits. The $16.4 million was recorded as a recovery of costs of restatement and related legal activities. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

Interest and other income (expense), net:

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Interest income and other income, net	$1.2	$2.9	(59.7)%	$2.6	$7.5	(65.2)%
Interest expense	(2.8)	(2.9)	(4.3)%	(5.5)	(5.8)	(5.9)%

Interest and other income (expense), net	$(1.6)	$(0.0)	NM *	$(2.9)	$1.7	(272.0)%

*	NM — percentage is not meaningful as the change is too large
     Interest income and other income, net, consists primarily of interest income generated from investments in high quality fixed income securities and foreign currency gains and losses. The decrease in interest income and other income, net, for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily due to lower average investment balances and lower yields on invested balances during the period.
     Interest expense primarily consists of non-cash interest expense related to the amortization of the debt discount on the zero coupon convertible senior notes. On June 29, 2009, Rambus issued $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 (the “2014 Notes”). Rambus expects interest expense to increase substantially in the near term as a result of the coupon interest and the non-cash interest expense related to the amortization of the debt discount on the 2014 Notes. See Note 15 “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.
Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Provision for income taxes	$0.0	$121.4	NM	$0.0	$114.2	NM

Effective tax rate	(0.1)%	(716.0)%		(0.1)%	(296.8)%

*	NM — percentage is not meaningful as the change is too large
     Our effective tax rate for the three and six months ended June 30, 2009 is lower than the U.S. statutory tax rate applied to our net loss due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.
     Our effective tax rate for the three and six months ended June 30, 2008 was higher than the U.S. statutory tax rate applied to our net loss primarily due to the establishment of a full valuation allowance on our U.S. net deferred tax assets.
Liquidity and Capital Resources

	As of
	June 30,	December 31,
	2009	2008
	(In millions)
Cash and cash equivalents	$318.0	$116.2
Marketable securities	162.4	229.6

Total cash, cash equivalents, and marketable securities	$480.4	$345.8

	Six Months Ended
	June 30,
	2009	2008
	(In millions)
Net cash used in operating activities	$(18.3)	$(25.7)
Net cash provided by investing activities	$64.1	$51.4
Net cash provided by (used in) financing activities	$155.9	$(13.4)

Liquidity
     Although we used cash for operating activities in the first half of 2009, our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first half of 2009 were funded primarily from investing and financing activities, as investments in marketable securities matured and were not reinvested, proceeds from the issuance of the 2014 Notes and the issuance of common stock under equity incentive plans.
     Operating Activities
     Cash used in operating activities of $18.3 million for the six months ended June 30, 2009 was primarily attributable to the net loss adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense and depreciation/amortization expense. Changes in operating assets and liabilities for the six months ended June 30, 2009 primarily included decreases in accrued litigation expenses due to recognition of proceeds of $5.0 million from an insurance company related to the derivative and class action lawsuits offset by increases in accounts payable due to the timing of vendor payments.
     Cash used in operating activities of $25.7 million for the six months ended June 30, 2008 was primarily attributable to the net loss adjusted for non-cash items, including the tax provision related to the deferred tax asset valuation allowance, stock-based compensation expense, depreciation and amortization expense and non-cash interest expense. Changes in operating assets and liabilities for the six months ended June 30, 2008 primarily included a decrease in accrued litigation expenses due to payments related to the class action lawsuit settlement.
     Investing Activities
     Cash provided by investing activities of approximately $64.1 million for the six months ended June 30, 2009 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $164.2 million, partially offset by purchases of available-for-sale marketable securities of $97.0 million. In addition, we paid $1.6 million to acquire intangible assets and $1.5 million to acquire property and equipment, primarily computer software licenses.
     Cash provided by investing activities of approximately $51.4 million for the six months ended June 30, 2008 primarily consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $305.1 million, partially offset by purchases of available-for-sale marketable securities of $246.5 million. In addition, we purchased $7.0 million of property and equipment, primarily computer software licenses.
     Financing Activities
     Cash provided by financing activities was $155.9 million for the six months ended June 30, 2009. We received $146.3 million from the issuance of the 2014 Notes during the period. Proceeds received from the issuance of common stock under equity incentive plans totaled approximately $9.7 million.
     Cash used in financing activities was $13.4 million for the six months ended June 30, 2008. We repurchased stock with an aggregate price of $24.9 million under our share repurchase program. We also made payments under installment payment plans to acquire software license agreements. During the six months ended June 30, 2008, proceeds received from the issuance of common stock under equity incentive plans totaled approximately $12.8 million.
     We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months and to satisfy our cash requirement to pay for our zero coupon convertible senior notes due in February 2010 with an aggregate principal amount of $137.0 million. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. We have no intent to sell, there is no requirement to sell and we believe that we can recover the amortized cost of these investments. We have found no evidence of impairment due to credit losses in our portfolio. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. We may also incur additional expenditures related to future potential restructuring activities. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Contractual Obligations
     On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “2010 Notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. We have elected to pay the principal amount of the 2010 Notes in cash when they are due. Subsequently, we repurchased a total of $163.1 million face value of the outstanding 2010 Notes in 2005 and 2008. The aggregate principal amount of convertible notes outstanding as of June 30, 2009 was $137.0 million, offset by an unamortized debt discount of $6.3 million. The debt discount is expected to be amortized over the remaining seven months until maturity of the 2010 Notes. See Note 15, “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements, for additional details.
     On June 29, 2009, we entered into an Indenture (the “Indenture”) by and between us and U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 (the “2014 Notes”). The aggregate principal amount of 2014 Notes outstanding as of June 30, 2009 was $150.0 million, offset by unamortized debt discount of $57.5 million. The debt discount is expected to be amortized over the remaining 60 months until maturity of the 2014 Notes on June 15, 2014. See Note 15, “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements, for additional details.
     As of June 30, 2009, our material contractual obligations are (in thousands):

		Payments Due by Year
		Remainder
	Total	of 2009	2010	2011	2012	2013	Thereafter
Contractual obligations(1)
Operating leases	$12,825	$4,941	$6,668	$747	$469	$—	$—
Convertible notes	286,950	—	136,950	—	—	—	150,000

Total	$299,775	$4,941	$143,618	$747	$469	$—	$150,000

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits associated with FIN 48 of approximately $10.0 million, including $8.1 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of June 30, 2009. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
Share Repurchase Program
     In October 2001, the Board approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. During the six months ended June 30, 2009, we did not repurchase any Common Stock. As of June 30, 2009, we had repurchased a cumulative total of approximately 16.8 million shares of our Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of June 30, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of our outstanding Common Stock.
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

   Marketable Securities
     Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. We review our investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be other than temporary, a charge will be recognized in operations. In evaluating whether a loss on a debt security is other than temporary, we consider the following factors: 1) our intent to sell the security, 2) if we intend to hold the security, whether or not it is more likely than not that we will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if we intend to hold the security, whether or not we expect the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of our investments, there have been no other than temporary impairments recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.
   Convertible Notes
     See Note 15, “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements regarding the accounting policy in regards to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”
Recent Accounting Pronouncements
     See Note 2, “Summary of Significant Accounting Policies” of Notes to Unaudited Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements including the respective expected dates of adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate policy, we limit the amount of our credit exposure to $10.0 million for any one issuer. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. In addition, we may make investments in U.S. Treasuries, U.S. Agencies, corporate bonds and municipal bonds and notes with maturities up to 36 months. However, the bias of our investment portfolio is shorter maturities.
     We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2009, we had an investment portfolio of fixed income marketable securities of $476.9 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of June 30, 2009, the fair value of the portfolio would decline by approximately $0.2 million. Actual results may differ materially from this sensitivity analysis.

     The table below summarizes the book value, fair value, unrealized gains and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of June 30, 2009 and December 31, 2008:

	June 30, 2009
			Gross	Gross	Weighted
			Unrealized	Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gains	Losses	Return
Money Market Funds	$311,452	$311,452	$—	$—	0.19%
Municipal Bonds and Notes	1,011	1,000	11	—	3.85%
U.S. Government Bonds and Notes	116,514	115,691	823	—	2.10%
Corporate Notes, Bonds, and Commercial Paper	47,873	47,604	284	(15)	2.82%

Total cash equivalents and marketable securities	476,850	475,747	1,118	(15)
Cash	3,536	3,536	—	—

Total cash, cash equivalents and marketable securities	$480,386	$479,283	$1,118	$(15)

	December 31, 2008
			Gross	Gross	Weighted
			Unrealized	Unrealized	Rate of
(dollars in thousands)	Fair Value	Book Value	Gains	Losses	Return
Money Market Funds	$110,732	$110,732	$—	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	—	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	197	(164)	3.06%

Total cash equivalents and marketable securities	340,344	339,185	1,323	(164)
Cash	5,509	5,509	—	—

Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,323	$(164)

     We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of small business development offices in any one country and one design center in India. We monitor our foreign currency exposure; however, as of June 30, 2009, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
     The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our convertible notes as of June 30, 2009:

		Fair Value Given a 10%	Fair Value Given a 10%
(in thousands)	Fair Value	Increase in Market Prices	Decrease in Market Prices
Zero Coupon Convertible Senior Notes due 2010	$137,806	$151,587	$124,025
5% Convertible Senior Notes due 2014	157,200	172,920	141,480

Total convertible notes	$295,006	$324,507	$265,505

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
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 13, “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements.
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
     From time to time, we are subject to proceedings by government agencies. These proceedings, or one by any other governmental agency, may result in adverse determinations against us or in other outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenue to decline substantially.
     In addition, third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigations and to assert claims for monetary damages against us. Although we have successfully defeated certain attempts to do so, there can be no assurance that other third parties will not be successful in the future or that additional claims or actions arising out of adverse findings by a government agency will not be asserted against us.
     Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Currently, we are subject to several re-examination proceedings, including proceedings initiated by NVIDIA, Samsung, Hynix and Micron as a defensive action in connection with our litigation against those companies. An adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.
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
     Many of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our licensees to verify this information, audits rarely are undertaken because they can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. Therefore, we rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in our receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. If we conduct royalty audits in the future, such audits may trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

We may not be able to satisfy, and Qimonda may avoid, the requirements under the Qimonda settlement and license agreement that would require Qimonda to pay us up to an additional $100.0 million in royalty payments.
     On March 21, 2005, we entered into a settlement and patent license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda (formerly Infineon’s DRAM operations) in October 2006 in connection with Infineon’s spin-off of Qimonda. The agreement, among other things, provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make certain additional payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s quarterly payment ceased as of the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers. We may not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations under the settlement and patent license agreement to pay to us additional amounts, thereby reducing the value of the settlement and license agreement to us.
     In addition, Qimonda commenced insolvency proceedings in Germany in January 2009, with the intent to restructure Qimonda and its affiliates. On June 8, 2009, Rambus received written notice from the court appointed administrator in the insolvency proceedings of Qimonda (the “Administrator”) of the Administrator’s election of Non-Performance under Section 103 of the German Insolvency Code with respect to the license agreement. According to this notice, the Administrator has determined the license agreement is no longer enforceable by either party as of April 1, 2009. Furthermore, the notice states that the Administrator has terminated the license agreement. The Administrator has indicated that he is commencing a liquidation of Qimonda’s assets. As a result of the Administrator’s actions, we may be unable to obtain any future payment from Qimonda or its successors.
An acquisition by Qimonda of a third party DRAM manufacturer could make it more difficult for us to obtain royalty rates we believe are appropriate and could reduce the number of companies in our antitrust litigation.
     On or about July 8, 2008, we amended our patent license agreement with Qimonda. As discussed above, while the status and enforceability of the amended agreement is unclear due to Qimonda’s insolvency proceedings, the amended agreement grants a supplemental term license of approximately the same scope as the original term license originally provided for in the agreement, but specifies that in the event Infineon ceases to control or otherwise own a majority of Qimonda shares, certain competitors would not accede to this license upon such competitor’s acquisition of control of Qimonda. Furthermore, such acquiring competitor would not receive the benefit of a release from Rambus for past damages, including past infringement of Rambus’ patent portfolio. To the extent that Qimonda acquires another company, including such certain competitors, the acquired company would accede to the license and would be eligible to receive the benefit of the release from Rambus for past damages. Following such an acquisition by Qimonda, the combined entity would be required to pay a stepped up payment calculated in accordance with the percentage increase in the DRAM volume brought about by the acquisition. Such an increase in the payments could make it more difficult for us to obtain the royalties we believe are appropriate from the market as a whole. Such an acquisition by Qimonda of any of the certain competitors would in addition reduce the number of companies from which we may seek compensation for the antitrust injury alleged by us in our pending price-fixing action in San Francisco. Except in the case of the certain competitors, the extension of any such benefits to a third party entity, whether acquiring control or otherwise a majority of shares of Qimonda or being acquired by Qimonda, could, in addition, result in the release of claims to such third party entity, thus reducing the number of companies from which we may seek compensation for patent damages.
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
     We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which have traditionally been focused on PCs, including PC graphics processors, and video game consoles, but also are expanding to include HDTVs, cellular and digital phones, PDAs, digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces. In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation®2 and Sony PLAYSTATION®3, HDTVs and set top boxes. We are subject to many risks beyond our control that influence whether or not a particular system company will adopt our chip interfaces, including, among others:
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
     Many of our customers operate in industries that have experienced significant declines as a result of the current economic downturn. In particular, DRAM manufacturers, which make up a majority of our existing and potential licensees, have suffered material losses and other adverse effects to their businesses. These factors may result in industry consolidation as companies seek to reduce costs and improve profitability through business combinations. Consolidation among our existing DRAM and other customers may result in loss of revenues under existing license agreements. Consolidation among companies in the DRAM and other industries within which we license our technology may reduce the number of future licensees for our products and services. In either case, consolidation in the DRAM and other industries in which we operate may negatively impact our short-term and long-term business prospects, licensing revenues and results of operations.
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
     JEDEC has standardized what it calls extensions of DDR, known as DDR2 and DDR3. Other efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5, as well as new ways to integrate products such as system-in-package DRAM. To the extent that these alternatives might provide comparable system performance at lower or similar cost than XDR memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. In the industry standard and leadership serial link chip interface business, we face additional competition from semiconductor companies that sell discrete transceiver chips for use in various types of systems, from semiconductor companies that develop their own serial link chip interfaces, as well as from competitors, such as ARM and Synopsys, which license similar serial link chip interface products and digital controllers. At the 10 Gb/s speed, competition will also come from optical technology sold by system and semiconductor companies. There are standardization efforts under way or completed for serial links from standard bodies such as PCI-SIG and OIF. We may face increased competition from these types of consortia in the future that could negatively impact our serial link chip interface business.
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
     If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three and six months ended June 30, 2009, research and development expenses were $15.7 million and $33.6 million, respectively, including stock-compensation of approximately $2.2 million and $5.0 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.
Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 79% and 78% of our revenue for the three and six months ended June 30, 2009, respectively, and 69% and 68% of our revenue for the three and six months ended June 30, 2008, respectively. For the three months ended June 30, 2009, revenue from Fujitsu, Sony, AMD, Toshiba and NEC each accounted for 10% or more of our total revenue. For the six months ended June 30, 2009, revenue from Fujitsu, NEC, AMD, Sony and Panasonic each accounted for 10% or more of our total revenue. For the three months ended June 30, 2008, revenue from Fujitsu, Elpida, Sony, AMD and Panasonic each accounted for 10% or more of our total revenue. For the six months ended June 30, 2008, revenue from Fujitsu, Elpida and Sony each accounted for 10% or more of our total revenue. We may continue to experience significant revenue concentration for the foreseeable future.
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
     We are in negotiations with licensees and prospective licensees to reach patent license agreements for DRAM devices and DRAM controllers. We expect that patent license royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. A number of our material license agreements are scheduled to expire throughout 2010, including those of three licensees, each of which accounted for more than 10% of our revenue in 2008. We are currently in discussions with those licensees whose agreements are scheduled to expire in 2010. However, we cannot provide any assurance that we will reach agreement on renewal terms or that the royalty rates we will be entitled to receive under the new agreements will be as favorable to us as our current agreements. If we are unsuccessful in renewing any of these patent license agreements, our results of operations may decline significantly.
Weakening global economic conditions may adversely affect demand for our products and services.
     Our operations and performance depend significantly on worldwide economic conditions, and the U.S. and world economies are undergoing a period of recession. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our licensees in the foreseeable future. Other factors that could influence demand include continuing increases in fuel and energy costs, competitive pressures, including pricing pressures, from companies that have competing products, changes in the credit market, conditions in the residential real estate and mortgage markets, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. If our licensees experience reduced demand for their products as a result of economic conditions or otherwise, our business and results of operations could be harmed. In addition, a continuation of current conditions in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures.
If our commercial counterparties are unable to fulfill their financial and other obligations to us, our business and results of operations may be affected adversely.
     The downturn in worldwide economic conditions threatens the financial health of our commercial counterparties, including companies with whom we have entered into licensing arrangements and litigation settlements that provide for ongoing payments to us, and their ability to fulfill their financial and other obligations to us. As discussed in further detail above, we are a party to a settlement and licensing agreement with Qimonda, which provides that, subject to certain conditions that have not yet been fulfilled, Qimonda may be required to make additional royalty payments to us of up to $100.0 million. In January 2009, Qimonda filed for bankruptcy, and in June 2009, we terminated their license. On June 8, 2009, Rambus received notice that the Qimonda Administrator has determined that the license agreement is no longer enforceable by either party as of April 1, 2009. In addition, Spansion, which was one of our licensees and owes us an immaterial amount, filed a voluntary petition for Chapter 11 reorganization relief in Delaware federal court in March 2009, and is now operating as debtors-in-possession under the jurisdiction of the bankruptcy court. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from Qimonda or Spansion as a result of their bankruptcy proceedings. If we are unable to collect all of such payments owed to us, or if other of our commercial counterparties enter into bankruptcy or otherwise seek to renegotiate their financial obligations to us as a result of the deterioration of their financial health, our business and results of operations may be affected adversely.
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
     While some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties. The sales volume and prices of our licensees’ products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.
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
     Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenue in any particular period, it is difficult for us to accurately forecast revenue and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:
•	semiconductor and system companies’ acceptance of our chip interface products;
•	the success of high volume consumer applications, such as the Sony PLAYSTATION® 3;
•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;
•	the seasonal shipment patterns of systems incorporating our chip interface products;
•	the loss of any strategic relationships with system companies or licensees;
•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of litigation results and the timing and amount of any litigation expenses;
•	changes in our chip and system company customers’ development schedules and levels of expenditure on research and development;
•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts, whether voluntarily or as a result of financial difficulties;
•	changes in our strategies, including changes in our licensing focus and/or possible acquisitions of companies with business models different from our own; and
•	changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees.
     For the three months ended June 30, 2009 and 2008, royalties accounted for 92% and 90%, respectively, of our total revenue. For the six months ended June 30, 2009 and 2008, royalties accounted for 94% and 87%, respectively, of our total revenue.
     We believe that royalties will continue to represent a majority of total revenue for the foreseeable future. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
     For the three and six months ended June 30, 2009, revenue from our sales to international customers constituted approximately 83% and 82% of our total revenue, respectively. For the three and six months ended June 30, 2008, revenue from our sales to international customers constituted approximately 84% and 83% of our total revenue, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development) and Germany (business development). As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
     Our international operations and revenue are subject to a variety of risks which are beyond our control, including:
•	export controls, tariffs, import and licensing restrictions and other trade barriers;
•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;
•	changes to tax codes and treatment of revenue from international sources, including being subject to foreign tax laws and potentially being liable for paying taxes in that foreign jurisdiction;

•	foreign government regulations and changes in these regulations;
•	social, political and economic instability;
•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;
•	changes in diplomatic and trade relationships;
•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;
•	operating centers outside the United States;
•	hiring, maintaining and managing a workforce remotely and under various legal systems; and
•	geo- political issues.
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
     As part of our strategic initiatives, we currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products or technologies, and the entry into strategic transactions or other arrangements. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. If we make an acquisition, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:
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
     The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations, including the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities, as described elsewhere in this report. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, such as percentage-of-completion contracts, investments, income taxes, litigation, goodwill and intangibles, and other contingencies. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. In addition, actual results may differ from these estimates under different assumptions or conditions.
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
     Our common stock is listed on the NASDAQ Global Select Market under the symbol “RMBS.” The trading price of our common stock has been subject to wide fluctuations which may continue in the future in response to, among other things, the following:
•	new litigation or developments in current litigation, including an unfavorable outcome to us from court proceedings relating to our litigation with Hynix, Micron, Nanya, Samsung and NVIDIA;

•	any progress, or lack of progress, real or perceived, in the development of products that incorporate our chip interfaces;

•	our signing or not signing new licensees;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results; and

•	developments with respect to patents or proprietary rights and other events or factors.
     In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.

     These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Because our issued senior convertible notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.
     Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline.
     In addition, lack of positive performance in our stock price may adversely affect our ability to retain key employees.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including new Securities and Exchange Commission (the “SEC”), regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
We have been party to, and may in the future be subject to, lawsuits relating to securities law matters which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.
     In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 13, “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in the litigation related to our past stock option granting practices and in any future litigation concerning securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.
     We have indebtedness. On February 1, 2005, we issued $300 million aggregate principal amount of senior convertible notes due February 2010, referred to as the 2010 Notes, of which $137 million aggregate principal amount remained outstanding as of June 30, 2009. We recently have issued $172.5 million aggregate principal amount of our senior convertible notes due June 2014, referred to as the 2014 Notes.
     The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of the principal of our indebtedness as we are required to pay the principal amount of our convertible notes in cash upon conversion if specified conditions are met or when due, including the $137 million aggregate principal amount of the 2010 Notes upon their maturity in February 2010;

•	if upon any conversion of our notes we are required to satisfy our conversion obligation with shares of our common stock or we are required to pay a “make-whole” premium with shares of our common stock, our existing stockholders’ interest in us would be diluted; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
     A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of all of our notes. Any required repayment of our notes as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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
Provisions of our outstanding notes could discourage an acquisition of us by a third party.
     Certain provisions of our outstanding 2010 Notes and 2014 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the notes, all of their notes or any portion of the principal amount of such notes in multiples of $1,000. We may also be required to issue additional shares of our common stock upon conversion of such notes in the event of certain fundamental changes.
If securities or industry analysts change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
     The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our restated certificate of incorporation and bylaws, our stockholder rights plan, and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock into which the notes are convertible.
     Our restated certificate of incorporation, our bylaws, our stockholder rights plan and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Pursuant to such provisions:
•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	our board of directors is staggered into two classes, only one of which is elected at each annual meeting;

•	stockholder action by written consent is prohibited;

•	nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements;

•	certain provisions in our bylaws and certificate of incorporation such as notice to stockholders, the ability to call a stockholder meeting, advance notice requirements and action of stockholders by written consent may only be amended with the approval of stockholders holding 66 2/3% of our outstanding voting stock;

•	the ability of our stockholders to call special meetings of stockholders is prohibited; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.
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
     On April 30, 2009, Rambus held its 2009 Annual Meeting of Stockholders. The matters voted upon at the meeting for stockholders of record as of February 27, 2009 and the vote with respect to each such matter are set forth below:
     (i) Election of five Class II directors for a term of two years expiring in 2011:

	For	Withheld
J. Thomas Bentley.	67,992,840	25,149,644
P. Michael Farmwald, Ph.D.	82,831,308	10,311,176
Penelope A. Herscher	68,990,332	24,152,152
David Shrigley	67,753,658	25,388,826
Eric Stang	68,983,311	24,159,173
     (ii) Approval of amending our 2006 Equity Incentive Plan to increase the number of shares of common stock of the Company reserved for issuance under such plan by 6,500,000 shares:

For: 38,793,103	Against: 21,388,408	Abstentions: 187,049	Broker Non-Votes: 32,773,924
     (iii) Ratification of appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the period ending December 31, 2009:

For: 79,249,448	Against: 12,461,011	Abstentions: 1,432,025
     The term for Class I continuing directors Bruce Dunlevie, Dr. Sunlin Chou, Mark Horowitz, Ph.D., Harold Hughes and Abraham Sofaer will expire at the annual meeting of stockholders to be held in 2010. There were 104,448,165 shares issued, outstanding and eligible to vote at the meeting.

Item 5.	Other Information
Not Applicable

Item 6.	Exhibits
Refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.
Date: July 31, 2009	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

1.1 (1)	Underwriting Agreement dated June 23, 2009 among Rambus Inc. and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc.

3.1 (2)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (4)	Amended and Restated Bylaws of Registrant dated November 13, 2007.

4.1 (5)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of June 29, 2009.

4.2 (6)	Form of Note for Rambus Inc.’s 5% Convertible Senior Notes due 2014.

12.1 (7)	Computation of ratio of earnings to fixed charges.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 1.1 to the Form 8-K filed on June 29, 2009.

(2)	Incorporated by reference to Exhibit 3.1 to the Form 10-K filed on December 15, 1997.

(3)	Incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 4, 2001.

(4)	Incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on August 4, 2008.

(5)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 29, 2009.

(6)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 29, 2009.

(7)	Incorporated by reference to Exhibit 12.1 to the Form S-3 filed on June 22, 2009.