Form 10-Q
period 2009-09-30
RAMBUS INC
filed 2009-11-02
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

       (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 000-22339
________________

RAMBUS INC.
(Exact name of registrant as specified in its charter)
________________

Delaware	94-3112828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4440 El Camino Real, Los Altos, CA 94022
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (650) 947-5000
________________

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 105,418,043 as of September 30, 2009.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Outcome and effect of current and potential future intellectual property litigation;

•	Litigation expenses;

•	Resolution of the governmental agency matters involving us;

•	Protection of intellectual property;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Amounts owed under licensing agreements;

•	Terms of our licenses;

•	Indemnification and technical support obligations;

•	Success in the markets of our or our licensees’ products;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Product development;

•	Sources of competition;

•	Pricing policies of our licensees;

•	Success in renewing license agreements;

•	Operating results;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Methods, estimates and judgments in accounting policies;

•	Growth in our business;

•	Acquisitions, mergers or strategic transactions;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	Accounting, tax, regulatory, legal and other outcomes and effects of the stock option investigation;

•	Consequences of the lawsuits related to the stock option investigation;

•	The level and terms of our outstanding debt;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Interest and other income, net;

•	Adoption of new accounting pronouncements;

•	Likelihood of paying dividends;

•	Effects of changes in the economy and credit market on our industry and business; and

•	Restructuring activities.

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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$367,291	$116,241
Marketable securities	131,192	229,612
Accounts receivable	754	1,503
Prepaids and other current assets	7,276	8,486
Deferred taxes	892	88
Total current assets	507,405	355,930
Restricted cash	648	632
Deferred taxes, long-term	1,069	1,857
Intangible assets, net	6,585	7,244
Property and equipment, net	15,941	22,290
Goodwill	4,454	4,454
Other assets	7,653	4,963
Total assets	$543,755	$397,370
LIABILITIES
Current liabilities:
Accounts payable	$11,162	$6,374
Accrued salaries and benefits	8,458	9,859
Accrued litigation expenses	6,220	14,265
Income taxes payable	406	638
Other accrued liabilities	5,576	3,178
Convertible notes	133,312	—
Deferred revenue	395	1,787
Total current liabilities	165,529	36,101
Deferred revenue, non-current	—	90
Convertible notes	109,333	125,474
Long-term income taxes payable	1,951	1,953
Other long-term liabilities	346	811
Total liabilities	277,159	164,429
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 105,418,043 shares at September 30, 2009 and 103,803,006 shares at December 31, 2008	105	104
Additional paid-in capital	806,569	703,640
Accumulated deficit	(540,565)	(471,672)
Accumulated other comprehensive income	487	869
Total stockholders’ equity	266,596	232,941
Total liabilities and stockholders’ equity	$543,755	$397,370

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue:
Royalties	$26,898	$25,793	$77,826	$91,174
Contract revenue	976	3,635	4,365	13,707
Total revenue	27,874	29,428	82,191	104,881
Costs and expenses:
Cost of contract revenue*	1,858	4,611	5,479	18,411
Research and development*	16,727	17,511	50,277	59,048
Marketing, general and administrative*	29,882	31,288	99,601	88,377
Restructuring costs*	—	4,024	—	4,024
Impairment of intangible asset	—	2,158	—	2,158
Costs (recovery) of restatement and related legal activities	68	392	(14,000)	3,564
Total costs and expenses	48,535	59,984	141,357	175,582
Operating loss	(20,661)	(30,556)	(59,166)	(70,701)
Interest and other income, net	891	2,704	3,504	10,207
Interest expense	(7,641)	(3,002)	(13,128)	(8,834)
Interest and other income (expense), net	(6,750)	(298)	(9,624)	1,373
Loss before income taxes	(27,411)	(30,854)	(68,790)	(69,328)
Provision for income taxes	85	92	103	114,287
Net loss	$(27,496)	$(30,946)	$(68,893)	$(183,615)
Net loss per share:
Basic	$(0.26)	$(0.29)	$(0.66)	$(1.75)
Diluted	$(0.26)	$(0.29)	$(0.66)	$(1.75)
Weighted average shares used in per share calculation
Basic	105,182	104,897	104,761	104,795
Diluted	105,182	104,897	104,761	104,795
_____________________
*       Includes stock-based compensation:

Cost of contract revenue	$283	$1,321	$906	$4,604
Research and development	$2,332	$3,326	$7,286	$10,997
Marketing, general and administrative	$5,134	$4,371	$15,826	$12,899
Restructuring costs	$—	$547	$—	$547

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(68,893)	$(183,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,018	28,500
Depreciation	8,039	8,440
Impairment of investments	164	—
Amortization of intangible assets	2,209	3,543
Non-cash interest expense and amortization of convertible debt issuance costs	10,958	8,834
Deferred tax provision	(16)	113,829
Impairment of intangible assets	—	2,158
Restructuring costs (non-cash)	—	547
Loss on disposal of property and equipment	—	15
Change in operating assets and liabilities:
Accounts receivable	749	(510)
Prepaids and other assets	1,784	(92)
Accounts payable	4,878	(812)
Accrued salaries and benefits and other accrued liabilities	239	(1,663)
Accrued litigation expenses	(8,045)	(12,598)
Income taxes payable	(234)	(252)
Deferred revenue	(1,482)	(394)
(Decrease) increase in restricted cash	(16)	1,048
Net cash used in operating activities	(25,648)	(33,022)
Cash flows from investing activities:
Purchases of property and equipment	(2,271)	(8,197)
Investment in non-marketable securities	(2,000)	—
Acquisition of intangible assets	(1,550)	(300)
Purchases of marketable securities	(123,396)	(304,574)
Maturities of marketable securities	221,434	327,326
Proceeds from sale of marketable securities	—	24,996
Net cash provided by investing activities	92,217	39,251
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	172,500	—
Issuance costs related to the issuance of convertible senior notes	(4,313)	—
Proceeds received from issuance of common stock under employee stock plans	16,294	17,277
Payments under installment payment arrangement	—	(1,250)
Repurchase and retirement of common stock	—	(34,921)
Net cash provided by (used in) financing activities	184,481	(18,894)
Effect of exchange rates on cash and cash equivalents	—	60
Net increase (decrease) in cash and cash equivalents	251,050	(12,605)
Cash and cash equivalents at beginning of period	116,241	119,391
Cash and cash equivalents at end of period	$367,291	$106,786

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rambus Inc. (“Rambus” or the “Company”) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Investments in entities with less than 20% ownership or in which the Company does not have the ability to significantly influence the operations of the investee are being accounted for using the cost method and are included in other assets.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary to state fairly the financial position and results of operations for each interim period presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in and the Current Report on Form 8-K filed on June 22, 2009 which reflects changes to the Company’s accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, due to a change in accounting principle. This change in accounting principle is required to be applied retrospectively to previously issued financial statements.

As of January 1, 2009, as noted above, the Company has changed its accounting for its zero coupon convertible senior notes due 2010 and has retrospectively adjusted the financial statements for the three years ended December 31, 2008. See Note 15 “Convertible Notes” for the impact of the adoption of this accounting change.

The Company has evaluated subsequent events through the date that the financial statements were issued on October 30, 2009.

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

Non-Marketable Securities

The Company has investments in non-marketable securities which are carried at cost. The Company monitors the investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The non-marketable securities are classified as other assets in the condensed consolidated balance sheets.

Fair Value of Financial Instruments

The amounts reported for cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. The Company adopted the fair value measurement statement, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. For the discussion regarding the impact of the adoption of the statement on the Company’s marketable securities, see Note 14, “Fair Value of Financial Instruments.” Additionally, the Company has adopted the fair value option for financial assets and financial liabilities statement, effective January 1, 2008. The Company has not elected the fair value option for financial instruments not already carried at fair value.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2010. The Company will evaluate the impact of this issue on the Company’s financial statements when reviewing its new or materially modified revenue arrangements with multiple deliverables once this issue becomes effective.

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles ("GAAP") recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued a statement which improves financial reporting by enterprises involved with variable interest entities. This statement requires companies to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement will be effective as of the beginning of the annual reporting period that begins after November 15, 2009. The Company will evaluate the impact of this statement on the Company’s financial statements if it becomes applicable.

In June 2009, the FASB issued a statement which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets as well as the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. The statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The statement will be effective as of the beginning of annual reporting period that begins after November 15, 2009.  The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements as the Company does not currently transfer its financial assets.

In May 2009, the FASB issued a statement which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. This standard was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

In April 2009, the FASB issued a staff position and statement which amended a previous FASB statement related to required disclosures about the fair value of financial instruments for interim reporting periods. The new pronouncements were effective for interim reporting periods which ended after June 15, 2009. These new pronouncements have been incorporated into the disclosure related to the fair value of financial instruments as discussed in Note 14, “Fair Value of Financial Instruments.”

In April 2009, the FASB issued a staff position which provided additional guidance related to fair value measurements, when the volume and level of activity for the asset or liability has significantly decreased. The staff position was effective for interim and annual reporting periods which ended after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements. This new pronouncement has been incorporated into the disclosure related to the fair value of financial instruments as discussed in Note 14, “Fair Value of Financial Instruments.”

In April 2009, the FASB issued two staff positions which amended the other-than-temporary impairment guidance for debt and equity securities. These pronouncements were effective for interim and annual reporting periods which ended after June 15, 2009. The adoption of these staff positions did not have a material impact on the Company’s financial statements and are more fully disclosed in Note 6, “Marketable Securities.”

In February 2008, the FASB issued a staff position which amended a previous statement related to fair value measurement to remove certain leasing transactions from its scope. The staff position delayed the effective date to January 1, 2009 of the fair value measurement statement for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of the fair value measurement statement were adopted by the Company, as it applied to its financial instruments, effective beginning January 1, 2008 and the staff position, as it applies to nonfinancial investments, effective beginning January 1, 2009. The impact of adoption of the fair value measurement statement is discussed in Note 14, “Fair Value of Financial Instruments.”

3. Revenue Recognition

Overview

The Company recognizes revenue when persuasive evidence of an arrangement exists, it has delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, the Company defers recognizing the revenue until such time as all criteria are met. Determination of whether or not these criteria have been met may require the Company to make judgments, assumptions and estimates based upon current information and historical experience.

The Company’s revenue consists of royalty revenue and contract revenue generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenue consists of patent license and technology license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of the Company’s chip interface products into its customers’ products. Contract revenue may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller’s customer for use of the Company’s patent and technology licenses. The Company does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. The Company does not pay commissions to the reseller for these arrangements.

Many of the Company’s licensees have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. Unbilled receivables represent enforceable claims and are deemed collectible in connection with the Company’s revenue recognition policy.

Royalty Revenue

The Company recognizes royalty revenue upon notification by its licensees and when deemed collectible. The terms of the royalty agreements generally either require licensees to give the Company notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. The Company has two types of royalty revenue: (1) patent license royalties and (2) technology license royalties.

Patent licenses. The Company licenses its broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of the Company‘s patent portfolio. The Company generally recognizes revenue from these arrangements as amounts become due. The contractual terms of the agreements generally provide for payments over an extended period of time.

Technology licenses. The Company develops proprietary and industry-standard chip interface products, such as RDRAM and XDR that the Company provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. The Company recognizes revenue from these arrangements upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.

Contract Revenue

The Company generally recognizes revenue using percentage of completion for development contracts related to licenses of its interface solutions, such as XDR and FlexIO that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress to completion using input measures based upon contract costs incurred. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by the Company or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If the Company determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project were longer than the original assumptions, the contract fees will be recognized over a longer period. As of September 30, 2009, we have accrued a liability of approximately $0.1 million related to estimated loss contracts.

If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, the Company will recognize the revenue and record an unbilled receivable. Amounts invoiced to the Company’s customers in excess of recognizable revenue are recorded as deferred revenue. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or unbilled receivables in any given period.

The Company also recognizes revenue in accordance with software revenue recognition methods for development contracts related to licenses of its chip interface products that involve non-essential engineering services and post contract support (“PCS”). These software revenue recognition methods apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. The Company rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, the Company does not have a sufficient population of contracts from which to derive vendor specific objective evidence for each of the elements.

Therefore, after the Company delivers the product, if the only undelivered element is PCS, the Company will recognize all revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. The Company reviews assumptions regarding the PCS periods on a regular basis. If the Company determines that it is necessary to revise the estimates of the support periods, the total amount of revenue to be recognized over the life of the contract would not be affected.

4. Comprehensive Loss

The Company’s comprehensive loss consists of its net loss plus other comprehensive income (loss) consisting of foreign currency translation adjustments and unrealized losses on marketable securities, net of taxes.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Net loss	$(27,496)	$(30,946)	$(68,893)	$(183,615)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	60
Unrealized loss on marketable securities, net of tax	(327)	(1,112)	(382)	(1,865)
Other comprehensive loss	(327)	(1,112)	(382)	(1,805)
Total comprehensive loss	$(27,823)	$(32,058)	$(69,275)	$(185,420)

5. Equity Incentive Plans and Stock-Based Compensation

Stock Option Plans

As of September 30, 2009, 7,628,030 shares of the 14,900,000 shares approved under the 2006 Plan remained available for grant which includes an increase of 6,500,000 shares approved by stockholders on April 30, 2009. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2008	2,556,984
Increase in shares approved for issuance	6,500,000
Stock options granted	(1,430,363)
Stock options forfeited	1,765,019
Stock options expired under former plans	(1,502,748)
Nonvested equity stock and stock units granted (1)	(299,862)
Nonvested equity stock and stock units forfeited (1)	39,000
Total available for grant as of September 30, 2009	7,628,030
____________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the nine months ended September 30, 2009 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2009.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2008	16,573,739	$21.19
Options granted	1,430,363	8.92
Options exercised	(1,242,631)	11.06
Options forfeited	(1,765,019)	24.89
Outstanding as of September 30, 2009	14,996,452	20.42	5.46	$42,217
Vested or expected to vest at September 30, 2009	13,987,243	21.27	5.53	32,577
Options exercisable at September 30, 2009	9,994,465	22.83	4.63	22,610

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2009, based on the $17.40 closing stock price of Rambus’ Common Stock on September 30, 2009 on the Nasdaq Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2009 was 6,382,004 and 4,074,838, respectively.

As of September 30, 2009, there was $42.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested as of September 30, 2009 was $189.6 million.

Employee Stock Purchase Plans

Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 254,748 shares at a price of $8.06 per share during the nine months ended September 30, 2009. The Company issued 146,633 shares at a price of $16.77 per share during the nine months ended September 30, 2008. As of September 30, 2009, 1,010,323 shares under the ESPP remained available for issuance. For the three and nine months ended September 30, 2009, the Company recorded compensation expense related to the ESPP of $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2008, the Company recorded compensation expense related to the ESPP of $0.3 million and $1.3 million, respectively. As of September 30, 2009, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over one month.

Stock-Based Compensation

Stock Options

For the nine months ended September 30, 2009 and 2008, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

During the three and nine months ended September 30, 2009, the Company granted 46,750 and 1,430,363 stock options, respectively, with an estimated total grant-date fair value of $0.6 million and $9.5 million, respectively. During the three and nine months ended September 30, 2009, the Company recorded stock-based compensation related to stock options of $6.0 million and $18.5 million, respectively.

During the three and nine months ended September 30, 2008, the Company granted 90,990 and 1,854,880 stock options, respectively, with an estimated total grant-date fair value of $1.0 million and $21.1 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded stock-based compensation related to stock options of $8.6 million and $25.9 million, respectively.

The total intrinsic value of options exercised was $1.2 million and $6.2 million for the three and nine months ended September 30, 2009, respectively. The total intrinsic value of options exercised was $2.3 million and $12.5 million for the three and nine months ended September 30, 2008, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

During the nine months ended September 30, 2009, proceeds from employee stock option exercises totaled approximately $13.7 million.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2009 and 2008 calculated in accordance with accounting for share-based payments.

Valuation Assumptions

The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Option Plans
Expected stock price volatility	91%	70%	91-96%	63-70%
Risk free interest rate	2.3%	3.3%	1.8-2.3%	3.0-3.3%
Expected term (in years)	6.0	5.3	5.3 – 6.0	5.3
Weighted-average fair value of stock options granted	$12.14	$10.25	$6.63	$11.35

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan
Expected stock price volatility	—	—	92%	58%
Risk free interest rate	—	—	0.3%	1.7%
Expected term (in years)	—	—	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	—	—	$4.97	$7.41

No purchases were made under the Employee Stock Purchase Plans during the three months ended September 30, 2009 and 2008.

Nonvested Equity Stock and Stock Units

For the three and nine months ended September 30, 2009, the Company granted nonvested equity stock units to certain officers and employees, totaling 20,000 shares and 199,908 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.3 million and $1.8 million, respectively, for the three and nine months ended September 30, 2009.

For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of approximately $1.3 million and $4.0 million, respectively, related to all outstanding unvested equity stock grants. For the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense of approximately $0.6 million and $1.8 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $9.4 million at September 30, 2009. This is expected to be recognized over a weighted average period of 2.4 years.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2009:
Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2008	821,064	$18.46
Granted	199,908	9.14
Vested	(176,500)	19.94
Forfeited	(26,000)	18.05
Nonvested at September 30, 2009	818,472	$15.87

6. Marketable Securities

The Company invests its excess cash primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. On July 10, 2009, the Company issued an additional $22.5 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 as a result of the underwriters exercising their overallotment option. See Note 15, “Convertible Notes,” for further discussion. The net cash received from the issuance of these convertible notes is included in cash, cash equivalents and marketable securities as of September 30, 2009.

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	September 30, 2009
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$351,529	$351,529	$—	$—	0.13%
Municipal Bonds and Notes	1,005	1,000	5	—	3.85%
U.S. Government Bonds and Notes	96,635	96,034	609	(8)	1.65%
Corporate Notes, Bonds, and Commercial Paper	44,051	43,881	195	(25)	1.57%
Total cash equivalents and marketable securities	493,220	492,444	809	(33)
Cash	5,263	5,263	—	—
Total cash, cash equivalents and marketable securities	$498,483	$497,707	$809	$(33)

	December 31, 2008
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$110,732	$110,732	$—	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	—	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	197	(164)	3.06%
Total cash equivalents and marketable securities	340,344	339,185	1,323	(164)
Cash	5,509	5,509	—	—
Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,323	$(164)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

(dollars in thousands)	September 30, 2009	December 31, 2008
Cash equivalents	$362,028	$110,732
Short term marketable securities	131,192	229,612
Total cash equivalent and marketable securities	493,220	340,344
Cash	5,263	5,509
Total cash, cash equivalents and marketable securities	$498,483	$345,853

The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of September 30, 2009, marketable securities with a fair value of $33.8 million, which mature within one year had insignificant unrealized losses. The Company has considered all available evidence and determined that these unrealized losses are due to current market conditions. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge which could adversely impact its financial results.

The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain, net, at September 30, 2009 and December 31, 2008 are as follows:

	As of		Unrealized Gains, net
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(In thousands)
Contractual maturity:
Due within one year	$448,946	$223,458	$526	$345
Due from one year through three years	44,274	116,886	250	814
	$493,220	$340,344	$776	$1,159

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

7. Commitments and Contingencies

On February 1, 2005, the Company issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “2010 Notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. The Company has elected to pay the principal amount of the 2010 Notes in cash when they are due. Subsequently, the Company repurchased a total of $163.1 million face value of the outstanding 2010 Notes in 2005 and 2008. The aggregate principal amount of the 2010 Notes outstanding as of September 30, 2009 was $137.0 million, offset by an unamortized debt discount of $3.6 million. The debt discount is currently being amortized over the remaining 4 months until maturity of the 2010 Notes, see Note 15, “Convertible Notes,” for additional details.

On June 29, 2009, the Company entered into an Indenture (the “Indenture”) by and between the Company and U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 (the “2014 Notes”). On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of September 30, 2009 was $172.5 million, offset by unamortized debt discount of $63.2 million in the accompanying condensed consolidated balance sheets. The debt discount is currently being amortized over the remaining 57 months until maturity of the 2014 Notes on June 15, 2014. See Note 15, “Convertible Notes,” for additional details.

As of September 30, 2009, the Company’s material contractual obligations are (in thousands):

		Payments Due by Year
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Contractual obligations(1)
Operating leases	$10,287	$1,960	$6,882	$897	$548	$—	$—
Convertible notes	309,450	—	136,950	—	—	—	172,500
Total	$319,737	$1,960	$143,832	$897	$548	$—	$172,500
____________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.3 million, including $8.4 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of September 30, 2009. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Rent expense was approximately $1.5 million and $4.7 million for the three and nine months ended September 30, 2009, respectively. Rent expense was approximately $1.7 million and $5.2 million for the three and nine months ended September 30, 2008, respectively.

Deferred rent, included primarily in other long-term liabilities, was approximately $0.7 million and $1.1 million as of September 30, 2009 and December 31, 2008, respectively.

Indemnifications

The Company enters into standard license agreements in the ordinary course of business. Although the Company does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to fees received by the Company.

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers and directors. As of September 30, 2009, the Company had made payments of approximately $10.9 million on their behalf, including $0.1 million in the three months ended September 30, 2009. The Company received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of the Company’s stock with a value of approximately $0.8 million in the fourth quarter of 2008. As of September 30, 2009, the Company has received $12.3 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs (recovery) of restatement and related legal activities in the condensed consolidated statements of operations. As of September 30, 2008, the Company had made payments of approximately $6.8 million on their behalf, including $0.4 million in the quarter ended September 30, 2008. These payments made by the Company and the repayments by the former officers to the Company were recorded under costs (recovery) of restatement and related legal activities in the condensed consolidated statements of operations.

8. Stockholders' Equity

Share Repurchase Program

In October 2001, the Company’s Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. During the nine months ended September 30, 2009, the Company did not repurchase any Common Stock. As of September 30, 2009, the Company had repurchased a cumulative total of approximately 16.8 million shares of its Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of September 30, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of the Company’s outstanding Common Stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

9. Income Taxes

The effective tax rate for the three months ended September 30, 2009 was 0.3% which is lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to a full valuation allowance on its U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits. The effective tax rate for the three months ended September 30, 2008 was 0.3% which was lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to the establishment of a full valuation allowance on its U.S. net deferred tax assets.

As of September 30, 2009, the Company’s condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $152.6 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of September 30, 2009, a valuation allowance of $150.6 million has been recorded against the deferred tax assets. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company maintains liabilities for uncertain tax benefits within its non-current income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

As of September 30, 2009, the Company had $10.3 million of unrecognized tax benefits, including $7.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.9 million of federal tax benefit, and including $1.9 million in long-term income taxes payable. If recognized, approximately $0.7 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2008, the Company had $9.6 million of unrecognized tax benefits, including $6.9 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.8 million of federal tax benefits, and including $1.9 million in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At September 30, 2009 and December 31, 2008, an insignificant amount of interest and penalties are included in long-term income taxes payable.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under a payroll examination by the Internal Revenue Service ("IRS") for the years ended December 31, 2004 and 2005. The Company is also under examination by the California Franchise Tax Board for the fiscal year ended March 31, 2003 and the years ended December 31, 2003 and 2004. Although the outcome of any tax audit is uncertain, the Company believes it has adequately provided for any additional taxes that may be required to be paid as a result of such examinations. If the Company determines that no payment will ultimately be required, the reversal of these tax liabilities may result in tax benefits being recognized in the period when that conclusion is reached. However, if an ultimate tax assessment exceeds the recorded tax liability for that item, an additional tax provision may need to be recorded. The impact of such adjustments in the Company’s tax accounts could have a material impact on the consolidated results of operations in future periods.

The Company is subject to examination by the IRS for tax years ended 2006 through 2008. The Company is also subject to examination by the State of California for tax years ended 2005 through 2008. In addition, any R&D credit and net operating loss carryforwards generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(27,496)	$(30,946)	$(68,893)	$(183,615)
Denominator:
Weighted average shares used to compute basic EPS	105,182	104,897	104,761	104,795
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—	—	—
Weighted average shares used to compute diluted EPS	105,182	104,897	104,761	104,795
Net loss per share:
Basic	$(0.26)	$(0.29)	$(0.66)	$(1.75)
Diluted	$(0.26)	$(0.29)	$(0.66)	$(1.75)

For the three and nine months ended September 30, 2009, approximately 14.0 million shares that would be issued upon the conversion of the convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during this period. For the three and nine months ended September 30, 2008, approximately 5.9 million shares that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during this period. For the three months ended September 30, 2009 and 2008, options to purchase approximately 9.3 million and 11.9 million shares, respectively, and for the nine months ended September 30, 2009 and 2008, options to purchase approximately 12.7 million and 10.5 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended September 30, 2009 and 2008, an additional 2.2 million and 2.7 million shares, respectively, and for the nine months ended September 30, 2009 and 2008, an additional 1.3 million and 3.4 million shares, respectively, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.

11. Business Segments, Exports and Major Customers

The Company operates in a single industry segment, the design, development and licensing of chip interface technologies and architectures. Five customers accounted for 25%, 15%, 14%, 13% and 12%, respectively, of revenue in the three months ended September 30, 2009. Five customers accounted for 23%, 13%, 13%, 13% and 10%, respectively, of revenue in the three months ended September 30, 2008. Six customers accounted for 25%, 15%, 14%, 12%, 11% and 10%, respectively, of revenue in the nine months ended September 30, 2009. Six customers accounted for 20%, 14%, 12%, 11%, 10% and 10%, respectively, of revenue in the nine months ended September 30, 2008. The Company expects that its revenue concentration will decrease over the long term as the Company licenses new customers.

The Company sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Japan	$22,574	$23,279	$66,455	$83,839
North America	4,856	5,857	14,748	18,518
Taiwan	31	10	72	532
Korea	359	102	730	541
Singapore	—	114	43	288
Europe	54	66	143	1,163
	$27,874	$29,428	$82,191	$104,881

At September 30, 2009, of the $15.9 million of total property and equipment, approximately $13.7 million are located in the United States, $1.8 million are located in India and $0.4 million are located in other foreign locations. At December 31, 2008, of the $22.3 million of total property and equipment, approximately $19.3 million are located in the United States, $2.4 million are located in India and $0.6 million are located in other foreign locations.

12. Amortizable Intangible Assets

The components of the Company’s intangible assets as of September 30, 2009 and December 31, 2008 were as follows:

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents	$11,491	$(6,528)	$4,963
Intellectual property	10,384	(10,170)	214
Customer contracts and contractual relationships	4,000	(2,592)	1,408
Existing technology	2,700	(2,700)	—
Non-competition agreement	100	(100)	—
Total intangible assets	$28,675	$(22,090)	$6,585

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents	$9,941	$(5,527)	$4,414
Intellectual property	10,384	(9,527)	857
Customer contracts and contractual relationships	4,000	(2,224)	1,776
Existing technology	2,700	(2,503)	197
Non-competition agreement	100	(100)	—
Total intangible assets	$27,125	$(19,881)	$7,244

Amortization expense for intangible assets for the three and nine months ended September 30, 2009 was $0.7 million and $2.2 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2008 was $0.8 million and $3.5 million, respectively.

During the three months ended March 31, 2009, the company purchased patents related to mobile memory and other applications in an asset acquisition from Inapac Technology, Inc for approximately $1.6 million.

The estimated future amortization expense of intangible assets as of September 30, 2009 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2009 (remaining 3 months)	$683
2010	1,743
2011	1,414
2012	1,143
2013	1,122
Thereafter	480
$6,585

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

On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury’s finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; (6) Rambus’ conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’ conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus’ patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’ conduct.

On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows:  approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest. Post-judgment interest will accrue at the statutory rate. In addition, the judgment orders Hynix to pay Rambus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% for DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. On April 9, 2009, Rambus submitted its cost bill in the amount of approximately $0.85 million. On March 24, 2009, Hynix filed a motion under Rule 62 seeking relief from the requirement that it post a supersedeas bond in the full amount of the final judgment in order to stay its execution pending an appeal. Rambus filed a brief opposing Hynix’s motion on April 10, 2009. A hearing on Hynix’s motion was heard on May 8, 2009. On May 14, 2009, the court granted Hynix’s motion in part and ordered that execution of the judgment be stayed on the condition that, within 45 days, Hynix post a supersedeas bond in the amount of $250 million and provide Rambus with documentation establishing a lien in Rambus’ favor on property owned by Hynix in Korea in the amount of the judgment not covered by the supersedeas bond. The Court also ordered that Hynix pay the ongoing royalties set forth in the final judgment into an escrow account to be arranged by the parties; the escrowed funds would be released only upon agreement of the parties or further order of the court. Hynix posted the $250 million supersedeas bond on June 26, 2009. The parties are continuing to work on establishing the lien and the escrow arrangement.

On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. Hynix filed a motion to dismiss Rambus’ cross-appeal on July 1, 2009, and Rambus filed an opposition to Hynix’s motion on July 15, 2009. On July 23, 2009, Rambus and Hynix filed a joint motion to assign this appeal to the same panel hearing the appeal in the Micron Delaware case (discussed below) and to coordinate oral arguments of the two appeals. On August 17, 2009, the Federal Circuit issued an order 1) granting the joint motion to coordinate oral arguments of the two appeals; and 2) denying Hynix’s motion to dismiss Rambus’ cross-appeal. On August 31, 2009, Hynix filed its opening brief. Rambus’ opening and answering briefs are not yet due.

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

On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the point at which the court determined that Rambus should have known litigation was reasonably foreseeable. The court issued an accompanying order declaring the 12 patents in suit unenforceable against Micron (the “Delaware Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus filed its opening brief on July 2, 2009. On July 24, 2009, Rambus filed a motion to assign this appeal to the same panel hearing the appeal in the Hynix case (discussed above) and to coordinate oral arguments of the two appeals. On August 8, 2009, Micron filed an opposition to Rambus’ motion to coordinate. On August 17, 2009, the Federal Circuit issued an order granting Rambus’ motion to coordinate oral arguments of the two appeals. On August 28, 2009, Micron filed its answering brief. On October 14, 2009, Rambus filed its reply brief. Oral argument has yet to be scheduled.

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

On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury’s finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; (6) Rambus’ conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’ conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus’ patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’ conduct.

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

On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury’s finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; (6) Rambus’ conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus’ conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus’ patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus’ conduct.

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

(4) Samsung’s equitable estoppel defense failed; (5) Rambus breached the license by not offering Samsung the benefit to which it was entitled under the license (for the second quarter of 2005 only) of the royalty in the March 2005 settlement agreement between Rambus and Infineon; (6) Rambus failed to prove that Samsung breached certain audit provisions in the license, and therefore Rambus’ termination of the license less than one month before it was due to expire was improper; and (7) Rambus’ actions did not cause the parties’ failure to reach agreement on an extension or renewal of the license. No decision has been issued to date regarding Samsung’s spoliation allegations.

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

Rambus appealed the FTC’s liability and remedy orders to the U. S. Court of Appeals for the District of Columbia (the “CADC”). Oral argument was heard February 14, 2008. On April 22, 2008, the CADC issued an opinion which requires vacatur of the FTC’s orders. The CADC held that the FTC failed to demonstrate that Rambus’ conduct was exclusionary, and thus failed to establish its allegation that Rambus unlawfully monopolized any relevant market. The CADC’s opinion set aside the FTC’s orders and remanded the matter to the FTC for further proceedings consistent with the opinion. Regarding the chance of further proceedings on remand, the CADC expressed serious concerns about the strength of the evidence relied on to support some of the FTC’s crucial findings regarding the scope of JEDEC’s patent disclosure policies and Rambus’ alleged violation of those policies. On August 26, 2008, the CADC denied the FTC’s petition to rehear the case en banc. On October 16, 2008, the FTC issued an order explicitly authorizing Rambus to receive amounts above the maximum rates allowed by the FTC’s now-vacated order payable pursuant to any contingent contractual obligation.

On November 24, 2008, the FTC filed a petition seeking review of the CADC decision by the U. S. Supreme Court. Rambus filed an opposition to the FTC’s petition on January 23, 2009, and the FTC filed a reply on February 4, 2009. On February 23, 2009, the United States Supreme Court denied the FTC’s petition. On May 12, 2009, the Commission issued an order dismissing the complaint, finding that further litigation in this matter would not be in the public interest.

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

On June 12, 2009, the European Commission announced that it has reached a tentative settlement with Rambus to resolve the pending case. Under the proposed resolution, the Commission would make no finding of liability relative to JEDEC-related charges, and no fine would be assessed against Rambus. In addition, Rambus would commit to offer licenses with maximum royalty rates for certain memory types and memory controllers on a forward-going basis (the “Commitment”). The Commitment is expressly made without any admission by Rambus of the allegations asserted against it.  The Commitment also does not resolve any existing claims of infringement prior to the signing of any license with a prospective licensee, nor does it release or excuse any of the prospective licensees from damages or royalty obligations through the date of signing a license.  In accordance with European Commission antitrust procedures, interested third parties were invited to submit comments on the proposed Commitment to the European Commission within one month of the announcement. The comment period has expired, but no final decision has issued to date. Under the proposed resolution, which is still subject to revision, Rambus would offer licenses with maximum royalty rates for five-year worldwide licenses of 1.5% for DDR2, DDR3, GDDR3 and GDDR4 SDRAM memory types. Certain integrated DRAM manufacturers licensed under the proposed Commitment and offering a full line of DRAMs would be entitled to a royalty holiday for those older types, subject to compliance with the terms of the license. In addition, Rambus would offer licenses with maximum royalty rates for five-year worldwide licenses of 1.5% per unit for SDR memory controllers through April 2010, dropping to 1.0% thereafter, and royalty rates of 2.65% per unit for DDR, DDR2, DDR3, GDDR3 and GDDR4 memory controllers through April 2010, then dropping to 2.0%. The Commitment to license at the above rates would be valid for a period of five years from the adoption date of the Commitment decision. All royalty rates would be applicable to future shipments only and does not affect liability, if any, for damages or royalties that accrued up to the time of the license grant.

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

On November 25, 2008, Micron, Samsung, and Hynix filed eight motions for summary judgment on various grounds. On January 26, 2009, Rambus filed briefs in opposition to all eight motions. A hearing on these motions for summary judgment was held on March 4-6, March 16-17, and June 29, 2009. The court denied all eight motions. On June 17 and June 22, 2009, Micron, Samsung, and Hynix filed petitions requesting that the court of appeal issue writs directing the trial court to vacate two orders denying motions for summary judgment and enter orders granting the motions. In separate summary orders dated July 27 and August 13, 2009, the court of appeal denied the two petitions. On August 24, 2009, Micron, Samsung, and Hynix filed a petition requesting that the California Supreme Court review the court of appeals’ denial of one of their petitions. On October 22, 2009, the California Supreme Court denied the petition.

On March 10, 2009, defendants filed motions requesting that Rambus’ case be dismissed on the ground that the Delaware Order should be given preclusive effect. Rambus filed a brief opposing this request. The parties filed further briefs on the preclusive effect, if any, of the Delaware Order on April 3 and April 17, 2009. The parties submitted briefs on their allegations regarding alleged spoliation of evidence on April 20, 2009. A hearing on these issues was held on April 27 and June 1, 2009, at the conclusion of which the court denied defendants’ motion for issue preclusion and terminating sanctions. On June 19, 2009, Micron and Samsung filed petitions requesting that the court of appeal issue writs directing the trial court to vacate its order denying defendants’ motion for issue preclusion and terminating sanctions and enter an order granting the motion. Hynix filed a similar petition on June 23, 2009. On July 6, 2009, the court of appeal denied all three of these petitions. On July 16, 2009, Samsung and Micron filed petitions requesting that the California Supreme Court review the court of appeals’ denial of their petitions. On September 9, 2009, the California Supreme Court denied these petitions.

Trial is scheduled to begin on January 11, 2010.

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

On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On November 24, 2008, Rambus filed a motion to dismiss or, in the alternative, stay this case in light of the first-filed federal action. On January 12, 2009, Rambus filed a demurrer to plaintiffs’ complaint on the ground that it was barred by the doctrine of claim preclusion. A hearing on Rambus’ motions was held on February 27, 2009. The court granted Rambus’ motion to stay the case pending the outcome of the appeal in the federal action and denied the remainder of the motions without prejudice.

On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint. A hearing was held on January 9, 2009. On January 12, 2009, the court sustained Rambus’ demurrer without prejudice. Plaintiffs filed a second amended complaint on February 13, 2009, containing the same causes of action as the previous complaint. On March 17, 2009, Rambus filed a demurrer to the second amended complaint. A hearing was held on May 22, 2009. On May 26, 2009, the court sustained in part and overruled in part Rambus’ demurrer. On June 5, 2009, Rambus filed an answer denying plaintiffs’ remaining allegations. Discovery is ongoing.

NVIDIA Litigation

U.S District Court in the Northern District of California

On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for at least the SDR, DDR, DDR2, DDR3, GDDR and GDDR3 technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Certain limited discovery is proceeding, and a case management conference is scheduled for February 12, 2010.

On July 11, 2008, one day after Rambus filed suit, NVIDIA filed its own action against Rambus in the U.S. District Court for the Middle District of North Carolina alleging that Rambus committed antitrust violations of the Sherman Act; committed antitrust violations of North Carolina law; and engaged in unfair and deceptive practices in violation of North Carolina law. NVIDIA seeks injunctive relief, damages, and attorneys’ fees and costs. This case has been transferred and consolidated into Rambus’ patent infringement case. Rambus filed a motion to dismiss NVIDIA’s claims prior to transfer of the action to California, and no decision has issued to date.

International Trade Commission

On November 6, 2008, Rambus filed a complaint with the U. S. International Trade Commission (the “ITC”) requesting the commencement of an investigation pertaining to NVIDIA products. The complaint seeks an exclusion order barring the importation, sale for importation, or sale after importation of products that infringe nine Rambus patents from the Ware and Barth families of patents. The accused products include NVIDIA products that incorporate DDR, DDR2, DDR3, LPDDR, GDDR, GDDR2, and GDDR3 memory controllers, including graphics processors, and media and communications processors. The complaint names NVIDIA as a proposed respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States. Additional respondents include: Asustek Computer Inc. and Asus Computer International, BFG Technologies, Biostar Microtech and Biostar Microtech International Corp., Diablotek Inc., EVGA Corp., G.B.T. Inc. and Giga-Byte Technology Co., Hewlett-Packard, MSI Computer Corp. and Micro-Star International Co., Palit Multimedia Inc. and Palit Microsystems Ltd., Pine Technology Holdings, and Sparkle Computer Co.

On December 4, 2008, the ITC instituted the investigation. A hearing on claim construction was held on March 24, 2009, and a claim construction order issued on June 22, 2009. On June 5, 2009, Rambus moved to withdraw from the investigation four of the asserted patents and certain claims of a fifth asserted patent in order to simplify the investigation, streamline the final hearing, and conserve Commission resources. A final hearing before the administrative law judge was held from October 13, 2009 through October 20, 2009. The administrative law judge’s decision is due January 22, 2010.

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

The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.

14. Fair Value of Financial Instruments

The fair value measurement statement defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and the Company considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The Company’s financial instruments are measured and recorded at fair value, except for the cost method investment. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

Fair Value Hierarchy

The fair value measurement statement requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

The Company uses unadjusted quotes to determine fair value. The financial assets in Level 1 include money market funds.

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

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

The financial assets in Level 3 include a cost investment whose value is determined using inputs that are both unobservable and significant to the fair value measurements.

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained.

The following table presents the financial instruments that are carried at fair value and summarizes the valuation of our cash equivalents and marketable securities by the above pricing levels as of September 30, 2009:

	As of September 30, 2009
(in thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$362,028	$362,028	$—	$—
Marketable securities	131,192	—	131,192	—
Total available-for-sale securities	$493,220	$362,028	$131,192	$—

In addition, the Company made a cost investment of $2.0 million in non-marketable securities during the three months ended September 30, 2009. As the investment was made in the current period, the cost of the investment approximates the fair value of the investment. The Company will monitor the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary.

The following table presents the financial instruments that are measured and carried at fair value on a nonrecurring basis as of September 30, 2009:

	As of September 30, 2009
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charges for the Three Months Ended September 30, 2009	Impairment Charges for the Nine Months Ended September 30, 2009
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—	$—

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009			As of December 31, 2008
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Zero Coupon Convertible Senior Notes due 2010	$136,950	$133,312	$140,203	$136,950	$125,474	$125,493
5% Convertible Senior Notes due 2014	172,500	109,333	206,967	—	—	—
Total Convertible notes	$309,450	$242,645	$347,170	$136,950	$125,474	$125,493

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As discussed in Note 15, “Convertible Notes,” the convertible notes are carried at face value of $309.5 million, less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

15. Convertible Notes

In May 2008, the FASB issued a staff position which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The staff position specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The debt component was determined based on a binomial lattice model. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability, net of deferred taxes, as of the date of issuance. Both of the Company’s convertible notes satisfy the criteria for accounting under the staff position. The staff position was effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. The Company accounted for this change in accounting principle by retrospectively adjusting its prior period financial statements to reflect the impact of the staff position on its zero coupon convertible senior notes due 2010. The Company’s historical annual financial statements, including the consolidated condensed statement of operations for the three months ended September 30, 2008, were retrospectively adjusted for the adoption of the staff position in the Current Report on Form 8-K filed with the SEC on June 22, 2009.

The following adjustments to reflect the retrospective application of the staff position on the zero coupon convertible senior notes due 2010 have been made to the previously reported consolidated condensed statement of operations which were not included in the Current Report on Form 8-K filed with the SEC on June 22, 2009 based on the periods presented therein.

	Nine months ended September 30, 2008
	As previously reported	Adjustments	As adjusted
	(In thousands, except per share amounts)
Interest expense	$—	$(8,834)	$(8,834)
Net loss before income taxes	$(60,494)	$(8,834)	$(69,328)
Provision for (benefit from) income taxes	124,748	(10,461)	114,287
Net income (loss)	$(185,242)	$1,627	$(183,615)
Net income (loss) per share: Basic	$(1.77)	$0.02	$(1.75)
Net income (loss) per share: Diluted	$(1.77)	$0.02	$(1.75)

The Company’s convertible notes are shown in the following table.

(dollars in thousands)	As of September 30, 2009	As of December 31, 2008
Zero Coupon Convertible Senior Notes due 2010	$136,950	$136,950
5% Convertible Senior Notes due 2014	172,500	—
Total principal amount of convertible notes	309,450	136,950
Unamortized discount	(66,805)	(11,476)
Total convertible notes	$242,645	$125,474
Less current portion	(133,312)	—
Total long-term convertible notes	$109,333	$125,474

5% Convertible Senior Notes due 2014. On June 29, 2009, the Company issued $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. As of the date of issuance, the Company determined that the liability component of the 2014 Notes was approximately $92.4 million and the equity component was approximately $57.6 million. On July 10, 2009, an additional $22.5 million of the 2014 Notes were issued as a result of the underwriters exercising their overallotment option. As of the date of issuance of the $22.5 million 2014 Notes, the Company determined that the liability component was approximately $14.3 million and the equity component was approximately $8.2 million. The unamortized discount related to the 2014 Notes is being amortized to interest expense using the effective interest method over five years through June 2014.

The Company will pay cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes are the Company’s general unsecured obligation, ranking equal in right of payment to all of the Company’s existing and future senior indebtedness, including the 2010 Notes, and are senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2014 Notes.

The 2014 Notes are convertible into shares of the Company’s Common Stock at an initial conversion rate of 51.8 shares of Common Stock per $1,000 principal amount of 2014 Notes. This is equivalent to an initial conversion price of approximately $19.31 per share of common stock. Holders may surrender their 2014 Notes for conversion prior to March 15, 2014 only under the following circumstances: (i) during any calendar quarter beginning after the calendar quarter ending September 30, 2009, and only during such calendar quarter, if the closing sale price of the Common Stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter, (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 2014 Notes for each trading day of such 10 consecutive trading day period was less than 98% of the product of the closing sale price of the Common Stock for such trading day and the applicable conversion rate, (iii) upon the occurrence of specified distributions to holders of the Common Stock, (iv) upon a fundamental change of the Company as specified in the Indenture governing the 2014 Notes, or (v) if the Company calls any or all of the 2014 Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date. On and after March 15, 2014, holders may convert their 2014 Notes at any time until the close of business on the third business day prior to the maturity date, regardless of the foregoing circumstances.

Upon conversion of the 2014 Notes, the Company will pay (i) cash equal to the lesser of the aggregate principal amount and the conversion value of the 2014 Notes and (ii) shares of the Company’s Common Stock for the remainder, if any, of the Company’s conversion obligation, in each case based on a daily conversion value calculated on a proportionate basis for each trading day in the 20 trading day conversion reference period as further specified in the Indenture.

The Company may not redeem the 2014 Notes at its option prior to June 15, 2012. At any time on or after June 15, 2012, the Company will have the right, at its option, to redeem the 2014 Notes in whole or in part for cash in an amount equal to 100% of the principal amount of the 2014 Notes to be redeemed, together with accrued and unpaid interest, if any, if the closing sale price of the Common Stock for at least 20 of the 30 consecutive trading days immediately prior to any date the Company gives a notice of redemption is greater than 130% of the conversion price on the date of such notice.

Upon the occurrence of a fundamental change, holders may require the Company to repurchase some or all of their 2014 Notes for cash at a price equal to 100% of the principal amount of the 2014 Notes being repurchased, plus accrued and unpaid interest, if any. In addition, upon the occurrence of certain fundamental changes, as that term is defined in the Indenture, the Company will, in certain circumstances, increase the conversion rate for 2014 Notes converted in connection with such fundamental changes by a specified number of shares of Common Stock, not to exceed 15.5401 per $1,000 principal amount of the 2014 Notes.

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

(3)
the Company’s failure to deliver cash or cash and shares of Common Stock (including any additional shares deliverable as a result of a conversion in connection with a make-whole fundamental change) when required to be delivered upon the conversion of any 2014 Note;

(4)	default in the Company’s obligation to provide notice of the occurrence of a fundamental change when required by the Indenture;

(5)
the Company’s failure to comply with any of its other agreements in the 2014 Notes or the Indenture (other than those referred to in clauses (1) through (4) above) for 60 days after the Company’s receipt of written notice to the Company of such default from the trustee or to the Company and the trustee of such default from holders of not less than 25% in aggregate principal amount of the 2014 Notes then outstanding;

(6)
the Company’s failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by the Company or any of its subsidiaries in excess of $30,000,000 principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, by the end of a period of ten days after written notice to the Company by the trustee or to the Company and the trustee by the holders of at least 25% in aggregate principal amount of the 2014 Notes then outstanding; and

(7)	certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its material subsidiaries (as defined in the Indenture).

If an event of default, other than an event of default in clause (7) above with respect to the Company occurs and is continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the 2014 Notes then outstanding may declare the principal amount of, and accrued and unpaid interest, including additional interest, if any, on the 2014 Notes then outstanding to be immediately due and payable. If an event of default described in clause (7) above occurs with respect to the Company the principal amount of and accrued and unpaid interest, including additional interest, if any, on the 2014 Notes will automatically become immediately due and payable.

Zero Coupon Convertible Senior Notes due 2010. On February 1, 2005, the Company issued $300.0 million aggregate principal amount of zero coupon convertible senior notes due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the 2010 Notes to institutional investors. The 2010 Notes are convertible at any time prior to the close of business on the maturity date into cash in an amount equal to the lesser of:

(1)	the principal amount of each note to be converted and

(2)	the “conversion value,” which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price, as defined.

If the conversion value is greater than the principal amount of each note, (as defined) represented by the excess of conversion value, the Company, at its option, may deliver net shares, cash, or a combination of cash and shares of its Common Stock, with a value equal to the net shares.

The initial conversion price is $26.84 per share of Common Stock (which represents an initial conversion rate of 37.2585 shares of the Company’s Common Stock per $1,000 principal amount of 2010 Notes). The initial conversion price is subject to certain adjustments, as specified in the indenture governing the 2010 Notes.

Upon the retrospective application of the staff position which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, the Company determined that the liability component of the 2010 Notes was $200.3 million and the equity component was $99.7 million. Subsequently, the Company repurchased $140.0 million and $23.1 million face value of the outstanding 2010 Notes in 2005 and 2008, respectively.

The remaining 2010 Notes liability is classified as a current liability at September 30, 2009 since the notes are due February 1, 2010.

Additional paid-in capital at September 30, 2009 and December 31, 2008 includes $47.9 million related to the remaining equity component of the 2010 Notes. Additional paid-in capital at September 30, 2009 includes $63.9 million related to the equity component of the 2014 Notes.

As of September 30, 2009, the if-converted value of the outstanding 2010 Notes and 2014 Notes is less than the principal amount of the notes. Therefore, the classification of the entire equity component for both the 2010 Notes and 2014 Notes in permanent equity is appropriate as of September 30, 2009.

Interest expense related to the notes for the three and nine months ended September 30, 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,128	$—	$2,170	$—
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	2,737	—	2,790	—
2010 Notes amortization of discount at an effective interest rate of 8.4%	2,776	3,002	8,168	8,834
Total interest expense	$7,641	$3,002	$13,128	$8,834

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

As of September 30, 2009, our chip interface technologies are covered by more than 840 U.S. and foreign patents. Additionally, we have approximately 580 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, in addition to other technologies. We believe that our chip interface technologies provide our customers a means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.

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

We have a high degree of revenue concentration, with our top five licensees representing approximately 79% and 77% of our revenue for the three and nine months ended September 30, 2009, respectively. This compares with the three and nine months ended September 30, 2008, in which revenue from our top five licensees accounted for approximately 72% and 67% of our revenue, respectively. For the three months ended September 30, 2009, revenue from Fujitsu, NEC, Panasonic, AMD and Toshiba each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2009, revenue from Fujitsu, NEC, AMD, Panasonic, Toshiba and Sony each accounted for 10% or more of our total revenue. For the three months ended September 30, 2008, revenue from Fujitsu, Panasonic, NEC, AMD and Sony each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2008, revenue from Fujitsu, Elpida, Sony, AMD, Panasonic and NEC each accounted for 10% or more of our total revenue.

Our revenue from companies headquartered outside of the United States accounted for approximately 83% and 82% of our total revenue for the three and nine months ended September 30, 2009, respectively as compared to 80% and 82% for the three and nine months ended September 30, 2008, respectively. We expect that we may continue to experience significant revenue concentration and have significant revenue from sources outside the United States for the foreseeable future.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Royalties	96.5%	87.7%	94.7%	86.9%
Contract revenue	3.5%	12.3%	5.3%	13.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of contract revenue*	6.7%	15.7%	6.7%	17.6%
Research and development*	60.0%	59.5%	61.2%	56.3%
Marketing, general and administrative*	107.2%	106.3%	121.1%	84.2%
Restructuring costs	—%	13.7%	—%	3.8%
Impairment of asset	—%	7.3%	—%	2.1%
Costs (recovery) of restatement and related legal activities	0.2%	1.3%	(17.0)%	3.4%
Total costs and expenses	174.1%	203.8%	172.0%	167.4%
Operating loss	(74.1)%	(103.8)%	(72.0)%	(67.4)%
Interest income and other income (expense), net	3.2%	9.2%	4.3%	9.7%
Interest expense	(27.4)%	(10.2)%	(16.0)%	(8.4)%
Interest and other income (expense), net	(24.2)%	(1.0)%	(11.7)%	1.3%
Loss before income taxes	(98.3)%	(104.8)%	(83.7)%	(66.1)%
Provision for income taxes	0.3%	0.3%	0.1%	109.0%
Net loss	(98.6)%	(105.1)%	(83.8)%	(175.1)%
____________

*Includes stock-based compensation:

Cost of contract revenue	1.0%	4.5%	1.1%	4.4%
Research and development	8.4%	11.3%	8.9%	10.5%
Marketing, general and administrative	18.4%	14.9%	19.3%	12.3%
Restructuring costs	—%	1.9%	—%	0.5%

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Total Revenue
Royalties	$26.9	$25.8	4.3%	$77.8	$91.2	(14.6)%
Contract revenue	1.0	3.6	(73.1)%	4.4	13.7	(68.2)%
Total revenue	$27.9	$29.4	(5.3)%	$82.2	$104.9	(21.6)%

Royalty Revenue

Patent Licenses

In the three and nine months ended September 30, 2009, our largest source of royalties was related to the license of our patents for SDR and DDR-compatible products. Royalties decreased approximately $1.5 million and $14.4 million for SDR and DDR-compatible products in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, due primarily to lower licensing payments received as a result of, among other things, the expiration of Elpida licensing agreement in the first quarter of 2008.

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

Technology Licenses

In the three and nine months ended September 30, 2009, royalties from XDR, FlexIO, DDR and serial link-compatible products represented the second largest category of royalties. Royalties from these products increased approximately $2.9 million and decreased approximately $0.4 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The variance was due primarily to the fluctuation of royalties from the Sony PLAYSTATION®3 and shipments by our customers that included customized DDR solutions. In the future, we expect royalties from XDR, FlexIO, DDR and serial link-compatible products will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix.

In the three and nine months ended September 30, 2009, royalties from RDRAM compatible products represented the third largest source of royalties. Royalties from RDRAM memory chips and controllers decreased approximately $0.3 million and increased $1.4 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The variance was due primarily to the fluctuation of royalties from the Sony PlayStation®2 due to the fluctuation of shipment volumes.

Contract Revenue

Percentage-of-Completion Contracts

Percentage of completion contract revenue decreased approximately $2.4 million and $7.9 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The decrease is due to decreased amount of work performed on both leadership and industry standard chip interface contracts. We believe that percentage-of-completion contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, and by changes to work required, as well as new contracts booked in the future.

Other Contracts

Revenue for other contracts decreased approximately $0.2 million and $1.5 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decrease is due to decreased volume from industry standard chip interface contracts. We believe that other contracts revenue will continue to fluctuate over time based on our ongoing contract requirements, the timing of completing engineering deliverables, as well as new contracts booked in the future.

Engineering costs:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Engineering costs
Cost of contract revenue	$1.6	$3.3	(52.1)%	$4.6	$13.8	(66.9)%
Stock-based compensation	0.3	1.3	(78.6)%	0.9	4.6	(80.3)%
Total cost of contract revenue	1.9	4.6	(59.7)%	5.5	18.4	(70.2)%
Research and development	14.4	14.2	1.5%	43.0	48.0	(10.5)%
Stock-based compensation	2.3	3.3	(29.9)%	7.3	11.0	(33.7)%
Total research and development	16.7	17.5	(4.5)%	50.3	59.0	(14.9)%
Total engineering costs	$18.6	$22.1	(16.0)%	$55.8	$77.4	(28.0)%

Total engineering costs decreased 16.0% and 28.0% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, due primarily to lower headcount and the related decrease in salary, benefits and stock based compensation expenses as well as decreases in consulting costs as a result of our cost reduction initiatives that commenced in the second half of 2008.

In the near term, we expect engineering expenses will continue to be lower than in 2008 as a result of our cost reduction initiative undertaken in 2008. We intend to continue to make investments in the infrastructure and technologies to maintain our leadership position in chip interface technologies and quarterly expenses could vary.

Marketing, general and administrative costs:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$12.8	$11.2	14.1%	$38.8	$37.5	3.5%
Litigation expense	12.0	15.7	(23.8)%	45.0	38.0	18.4%
Stock-based compensation	5.1	4.4	17.4%	15.8	12.9	22.7%
Total marketing, general and administrative costs	$29.9	$31.3	(4.5)%	$99.6	$88.4	12.7%

Total marketing, general and administrative costs decreased 4.5% for the three months ended September 30, 2009 as compared to the same period in 2008 due primarily to the decreased litigation expenses related to ongoing major cases, offset by increased stock based compensation expenses primarily related to nonvested equity awards granted during 2008. Total marketing, general and administrative costs increased 12.7% for the nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to the increased litigation expenses related to ongoing major cases and increased stock based compensation expenses primarily related to nonvested equity awards granted during 2008.

Non-litigation related marketing, general and administrative costs increased 14.1% for the three months ended September 30, 2009 as compared to the same period in 2008 due primarily to patent acquisition activities in the third quarter of 2009 and higher headcount in corporate development as a result of our strategic initiatives related to our investment activities. Non-litigation related marketing, general and administrative costs increased 3.5% for the nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to ongoing patent acquisition activities in 2009 and higher headcount in corporate development as a result of our strategic initiatives related to our investing activities, offset by decreases in consulting and professional fees and overall marketing expenses related to cost reduction initiatives taken in 2008.

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

Restructuring costs:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Restructuring costs	$—	$4.0	NA	$—	$4.0	NA

During the third quarter of 2008, we initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.5 million and non-cash employee severance of approximately $0.5 million of stock-based compensation expense. The total restructuring charge for the three month period ended September 30, 2008 was approximately $4.0 million. We paid approximately $1.6 million of severance and benefits during the quarter ended September 30, 2008. The remaining $1.9 million of severance was paid during the fourth quarter of 2008.

Impairment of Intangible asset:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Impairment of intangible asset	$—	$2.2	NA	$—	$2.2	NA

During the three months ended September 30, 2008, we determined that approximately $2.2 million of our intangible assets had no alternative future use and was impaired as a result of a customer’s change in technology requirements. The intangible asset relates to a contractual relationship acquired in the Velio acquisition during December 2003.

Costs (recovery) of restatement and related legal activities:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Costs (recovery) of restatement and related legal activities	$0.1	$0.4	NM*	$(14.0)	$3.6	NM*

*      NM — percentage is not meaningful as the change is too large

Costs (recovery) of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

Costs of restatement and related legal activities were $0.1 million for the three months ended September 30, 2009 due primarily to litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation, partially offset by recognition of an insurance settlement of $0.4 million from an insurance carrier in connection with the derivative and class action lawsuits. Recovery of restatement and related legal activities were $14.0 million for the nine months ended September 30, 2009 due primarily to recognition of insurance settlements of $12.3 million from the insurance carriers and the receipt of $4.5 million from former executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits. The $16.8 million was recorded as a recovery of costs of restatement and related legal activities. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

Interest and other income (expense), net:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Interest income and other income, net	$0.9	$2.7	(67.0)%	$3.5	$10.2	(65.7)%
Interest expense	(7.6)	(3.0)	NM*	(13.1)	(8.8)	48.6%
Interest and other income (expense), net	$(6.7)	$(0.3)	NM*	$(9.6)	$1.4	NM*
____________

*        NM — percentage is not meaningful as the change is too large

Interest income and other income, net, consists primarily of interest income generated from investments in high quality fixed income securities and foreign currency gains and losses. The decrease in interest income and other income, net, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was due primarily to lower yields on invested balances.

Interest expense primarily consists of non-cash interest expense related to the amortization of the debt discount on the zero coupon convertible senior notes due 2010 and the 5% convertible senior notes due 2014 as well as the coupon interest related to the 2014 Notes. We expect interest expense to remain substantially the same in the near term and decrease once the 2010 Notes become due in the first quarter of 2010. See Note 15 “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.

Provision for income taxes:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2009	2008	Percentage	2009	2008	Percentage
Provision for income taxes	$0.1	$0.1	—	$0.1	$114.3	NM*
Effective tax rate	(0.3)%	(0.3)%		(0.1)%	(164.8)%
____________

*      NM — percentage is not meaningful as the change is too large

Our effective tax rate for the three and nine months ended September 30, 2009 is lower than the U.S. statutory tax rate applied to our net loss due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.

Our effective tax rate for the three and nine months ended September 30, 2008 was lower and higher than the U.S. statutory tax rate applied to our net losses, respectively, primarily due to the establishment of a full valuation allowance on our U.S. net deferred tax assets.

Liquidity and Capital Resources

	As of
	September 30, 2009	December 31, 2008
	(In millions)
Cash and cash equivalents	$367.3	$116.3
Marketable securities	131.2	229.6
Total cash, cash equivalents, and marketable securities	$498.5	$345.9

	Nine Months Ended September 30,
	2009	2008
	(In millions)
Net cash used in operating activities	$(25.6)	$(33.0)
Net cash provided by investing activities	$92.2	$39.3
Net cash provided by (used in) financing activities	$184.5	$(18.9)

Liquidity

Although we used cash for operating activities in the first three quarters of 2009, our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first three quarters of 2009 were funded primarily from financing and investing activities, including the issuance of the 2014 Notes, common stock under our equity incentive plans and some of our investments in marketable securities that matured and were not reinvested.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2009 of $25.6 million was primarily attributable to the net loss adjusted for certain non-cash items and changes in operating assets and liabilities which included decreases in accrued litigation expenses due to recognition of proceeds of $5.0 million from an insurance company related to the derivative and class action lawsuits offset by increases in accounts payable due to the timing of vendor payments.

Cash used in operating activities of $33.0 million for the nine months ended September 30, 2008 was primarily attributable to the net loss adjusted for certain non-cash items and changes in operating assets and liabilities which included a decrease in accrued litigation expenses due to payments related to the class action lawsuit settlement.

Investing Activities

Cash provided by investing activities of approximately $92.2 million for the nine months ended September 30, 2009 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $221.4 million, partially offset by purchases of available-for-sale marketable securities of $123.4 million. In addition, we paid $2.3 million to acquire property and equipment, primarily computer software, and $1.6 million for intangible assets. We also made a $2.0 million investment in non-marketable securities.

Cash provided by investing activities of approximately $39.3 million for the nine months ended September 30, 2008 primarily consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $352.3 million, partially offset by purchases of available-for-sale marketable securities of $304.6 million. We also paid $8.2 million related to acquired property and equipment, primarily computer software licenses.

Financing Activities

Cash provided by financing activities was $184.5 million for the nine months ended September 30, 2009. We received proceeds of $168.2 million from the issuance of the 2014 Notes.  Additionally, we received approximately $16.3 million from the issuance of common stock under equity incentive plans.

Cash used in financing activities was $18.9 million for the nine months ended September 30, 2008. We repurchased stock with an aggregate value of $34.9 million under our share repurchase program. During the nine months ended September 30, 2008, proceeds from issuance of stock from employee stock plans totaled approximately $17.3 million. We also made payments under installment payment plans to acquire software license agreements.

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

Contractual Obligations

On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes (the “2010 Notes”) due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. We have elected to pay the principal amount of the 2010 Notes in cash when they are due. Subsequently, we repurchased a total of $163.1 million face value of the outstanding 2010 Notes in 2005 and 2008. The aggregate principal amount of convertible notes outstanding as of September 30, 2009 was $137.0 million, offset by an unamortized debt discount of $3.6 million. The debt discount is currently being amortized over the remaining 4 months until maturity of the 2010 Notes. See Note 15, “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements, for additional details.

On June 29, 2009, we entered into an Indenture by and between us and U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option related to the 2014 Notes. The aggregate principal amount of the 2014 Notes outstanding as of September 30, 2009 was $172.5 million, offset by unamortized debt discount of $63.2 million. The debt discount is currently being amortized over the remaining 57 months until maturity of the 2014 Notes on June 15, 2014. See Note 15, “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements, for additional details.

As of September 30, 2009, our material contractual obligations are (in thousands):

		Payments Due by Year
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Contractual obligations(1)
Operating leases	$10,287	$1,960	$6,882	$897	$548	$—	$—
Convertible notes	309,450	—	136,950	—	—	—	172,500
Total	$319,737	$1,960	$143,832	$897	$548	$—	$172,500
____________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.3 million, including $8.4 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of September 30, 2009. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

Share Repurchase Program

In October 2001, the Board approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. During the nine months ended September 30, 2009, we did not repurchase any Common Stock. As of September 30, 2009, we had repurchased a cumulative total of approximately 16.8 million shares of our

Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of September 30, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of our outstanding Common Stock.

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

Non-Marketable Securities

We have investments in non-marketable securities which are carried at cost. We monitor the investments for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The non-marketable securities are classified as other assets in the condensed consolidated balance sheets.

Convertible Notes

See Note 15, “Convertible Notes” of Notes to Unaudited Condensed Consolidated Financial Statements regarding the accounting policy in regards to the adoption of the staff position which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.

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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2009, we had an investment portfolio of fixed income marketable securities of $493.2 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of September 30, 2009, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the book value, fair value, unrealized gains and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$351,529	$351,529	$—	$—	0.13%
Municipal Bonds and Notes	1,005	1,000	5	—	3.85%
U.S. Government Bonds and Notes	96,635	96,034	609	(8)	1.65%
Corporate Notes, Bonds, and Commercial Paper	44,051	43,881	195	(25)	1.57%
Total cash equivalents and marketable securities	493,220	492,444	809	(33)
Cash	5,263	5,263	—	—
Total cash, cash equivalents and marketable securities	$498,483	$497,707	$809	$(33)

	December 31, 2008
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$110,732	$110,732	$—	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	—	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	197	(164)	3.06%
Total cash equivalents and marketable securities	340,344	339,185	1,323	(164)
Cash	5,509	5,509	—	—
Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,323	$(164)

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of small business development offices in any one country and one design center in India. We monitor our foreign currency exposure; however, as of September 30, 2009, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our convertible notes as of September 30, 2009:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
Zero Coupon Convertible Senior Notes due 2010	$140,203	$154,223	$126,183
5% Convertible Senior Notes due 2014	206,967	227,664	186,270
Total convertible notes	$347,170	$381,887	$312,453

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An adverse resolution by or with a governmental agency could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenue to decline substantially.

From time to time, we are subject to proceedings by government agencies. These proceedings may result in adverse determinations against us or in other outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenue to decline substantially.

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

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Currently, we are subject to several re-examination proceedings, including proceedings initiated by Hynix, Micron, Samsung and NVIDIA as a defensive action in connection with our litigation against those companies. An adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.

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

Many of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our licensees to verify this information, audits rarely are undertaken because they can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. Therefore, we typically rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in our receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. If we conduct royalty audits in the future, such audits may trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

We may not be able to satisfy, and Qimonda may avoid, the requirements under the Qimonda settlement and license agreement that would require Qimonda to pay us up to an additional $100.0 million in royalty payments.

On March 21, 2005, we entered into a settlement and patent license agreement with Infineon (and its former parent Siemens), which was assigned to Qimonda (formerly Infineon’s DRAM operations) in October 2006 in connection with Infineon’s spin-off of Qimonda. The agreement, among other things, provides that if we enter into licenses with certain other DRAM manufacturers, Qimonda will be required to make certain additional payments to us that may aggregate up to $100.0 million. As we have not yet succeeded in entering into these additional license agreements necessary to trigger Qimonda’s obligations, Qimonda’s previous quarterly payment ceased as of the first quarter of 2008. The quarterly payments with Qimonda will not recommence until we enter into additional license agreements with certain other DRAM manufacturers. We may not succeed in entering into these additional license agreements necessary to trigger Qimonda’s obligations under the settlement and patent license agreement to pay to us additional amounts, thereby reducing the value of the settlement and license agreement to us.

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

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities, and some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology. In addition, we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

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

If new competitors, technological advances by existing competitors, our entry into new markets, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three and nine months ended September 30, 2009, research and development expenses were $16.7 million and $50.3 million, respectively, including stock-compensation of approximately $2.3 million and $7.3 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration, with our top five licensees representing approximately 79% and 77% of our revenue for the three and nine months ended September 30, 2009, respectively, and 72% and 67% of our revenue for the three and nine months ended September 30, 2008, respectively. For the three months ended September 30, 2009, revenue from Fujitsu, NEC, Panasonic, AMD and Toshiba each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2009, revenue from Fujitsu, NEC, AMD, Panasonic, Toshiba and Sony each accounted for 10% or more of our total revenue. For the three months ended September 30, 2008, revenue from Fujitsu, Panasonic, NEC, AMD and Sony each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2008, revenue from Fujitsu, Elpida, Sony, AMD, Panasonic and NEC each accounted for 10% or more of our total revenue. We may continue to experience significant revenue concentration for the foreseeable future.

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

We are in negotiations with licensees and prospective licensees to reach patent license agreements for DRAM devices and DRAM controllers. We expect that patent license royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. A number of our material license agreements are scheduled to expire throughout 2010, including those of three licensees, each of which accounted for more than 10% of our revenue in the nine months ended September 30, 2009. We are currently in discussions with those licensees whose agreements are scheduled to expire in 2010. However, we cannot provide any assurance that we will reach agreement on renewal terms or that the royalty rates we will be entitled to receive under the new agreements will be as favorable to us as our current agreements. If we are unsuccessful in renewing any of these patent license agreements, our results of operations may decline significantly.

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

The downturn in worldwide economic conditions threatens the financial health of our commercial counterparties, including companies with whom we have entered into licensing arrangements and litigation settlements that provide for ongoing payments to us, and their ability to fulfill their financial and other obligations to us. As discussed in further detail above, we are a party to a settlement and licensing agreement with Qimonda, which provides that, subject to certain conditions that have not yet been fulfilled, Qimonda may be required to make additional royalty payments to us of up to $100.0 million. In January 2009, Qimonda filed for bankruptcy, and in June 2009, we terminated their license. On June 8, 2009, Rambus received notice that the Qimonda Administrator has determined that the license agreement is no longer enforceable by either party as of April 1, 2009. In addition, Spansion, which was one of our licensees and owes us an immaterial amount, filed a voluntary petition for Chapter 11 reorganization relief in Delaware federal court in March 2009, and continues to operate as debtors-in-possession under the jurisdiction of the bankruptcy court. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from Qimonda or Spansion as a result of their bankruptcy proceedings. If we are unable to collect all of such payments owed to us, or if other of our commercial counterparties enter into bankruptcy or otherwise seek to renegotiate their financial obligations to us as a result of the deterioration of their financial health, our business and results of operations may be affected adversely.

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

For the three months ended September 30, 2009 and 2008, royalties accounted for 97% and 88%, respectively, of our total revenue. For the nine months ended September 30, 2009 and 2008, royalties accounted for 95% and 87%, respectively, of our total revenue.

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

For the three and nine months ended September 30, 2009, revenue from our sales to international customers constituted approximately 83% and 82% of our total revenue, respectively. For the three and nine months ended September 30, 2008, revenue from our sales to international customers constituted approximately 80% and 82% of our total revenue, respectively. We currently have international operations in India (design), Japan (business development), Taiwan (business development) and Germany (business development). As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•	changes to tax codes and treatment of revenue from international sources, including being subject to foreign tax laws and potentially being liable for paying taxes in foreign jurisdictions;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;

•	operating centers outside the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems; and

•	geo-political issues.

We and our licensees are subject to many of the risks described above with respect to companies which are located in different countries, particularly home video game console, PC and other consumer electronic manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with our international operations could not result in a material adverse effect on our business, financial condition or results of operations.

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

As part of our strategic initiatives, we currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products or technologies, and the entry into strategic transactions or other arrangements. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. If we make an acquisition, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, cash management and financial reporting;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to recognize the financial benefits we anticipated, both with respect to our ongoing business and the acquired entity or business; and

•	our increasing international presence resulting from acquisitions may increase our exposure to international currency, tax and political risks.

In connection with our strategic initiatives related to future acquisitions or mergers, strategic transactions or other arrangements, we may incur substantial expenses regardless of whether any transactions occur. In addition, we may be required to assume the liabilities of the companies we acquire. By assuming the liabilities, we may incur liabilities such as those related to intellectual property infringement or indemnification of customers of acquired businesses for similar claims, which could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve restrictive covenants or be dilutive to our existing stockholders.

Unanticipated changes in our tax rates or in the tax laws and regulations could expose us to additional income tax liabilities which could affect our operating results and financial condition.

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision (or benefit) for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations as well as other factors. For example, the state of California has enacted regulations which limit the use of net operating losses and certain tax credits, including research and development credits that apply for 2008 and 2009, which could lead to an increase in our effective tax rate. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.

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

Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 718 – Stock Compensation (formerly Statement of Financial Accounting Standards No. 123(R)) requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Changes in these factors may affect both our reported results (including cost of contract revenue, research and development expenses, marketing, general and administrative expenses and our effective tax rate) and any forward-looking projections we make that incorporate projections of share-based compensation expense. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our reported expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time.

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

These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Because our outstanding senior convertible notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes. In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

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

We have indebtedness. On February 1, 2005, we issued $300 million aggregate principal amount of senior convertible notes due February 2010, referred to as the 2010 Notes, of which $137 million aggregate principal amount remained outstanding as of September 30, 2009. We recently issued $172.5 million aggregate principal amount of our senior convertible notes due June 2014, referred to as the 2014 Notes.

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

RAMBUS INC.
Date: October 30, 2009
	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3 (3)	Amended and Restated Bylaws of Registrant dated November 13, 2007.
12.1 (4)	Computation of ratio of earnings to fixed charges.
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

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-K filed on December 15, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 4, 2001.
(3)	Incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on August 4, 2008.
(4)	Incorporated by reference to Exhibit 12.1 to the Form S-3 filed on June 22, 2009.