Form 10-K
period 2009-12-31
RAMBUS INC
filed 2010-02-26
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K
________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-22339
________________

RAMBUS INC.
(Exact name of registrant as specified in its charter)
________________

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4440 El Camino Real	94022
Los Altos, California (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(650) 947-5000
________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	(The NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $1.2 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 115,648,517 as of January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 29, 2010 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Outcome and effect of current and potential future intellectual property litigation;

•	Litigation expenses;

•	Resolution of the governmental agency matters involving us;

•	Protection of intellectual property;

•	Amounts owed under licensing agreements;

•	Terms of our licenses;

•	Indemnification and technical support obligations;

•	Success in the markets of our or our licensees’ products;

•	Sources of competition;

•	Operating results;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Effects of changes in the economy and credit market on our industry and business;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Restructuring activities;

•	Growth in our business;

•	Product development;

•	Pricing policies of our licensees;

•	Success in renewing license agreements;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Acquisitions, mergers or strategic transactions;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Trading price of our Common Stock;

•	Corporate governance;

•	Consequences of the lawsuits related to the stock option investigation;

•	The level and terms of our outstanding debt;

•	Internal control environment;

•	Interest and other income, net; and

•	Likelihood of paying dividends or repurchasing stock.

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

PART I

Rambus, RDRAMtm, XDRtm, FlexIOtm and FlexPhasetm are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this annual report on Form 10-K are the property of their respective owners.

Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Fully Buffered-Dual Inline Memory Module	FB-DIMM
Gigabits per second	Gb/s
Graphics Double Data Rate	GDDR
Input/Output	I/O
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAMtm
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDRtm

From time to time we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices Inc.	AMD
ARM Holdings plc	ARM
Elpida Memory, Inc.	Elpida
Fujitsu Limited	Fujitsu
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Juniper Networks, Inc.	Juniper
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA
Optical Internetworking Forum	OIF
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Peripheral Component Interconnect — Special Interest Group	PCI-SIG
Renesas Technology Corporation	Renesas
Research Data Group, Inc.	RDG
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
Synopsys Inc.	Synopsys
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba
Velio Communications	Velio

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

We are a premier technology licensing company. Our primary focus is the design, development and licensing of chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies aim to improve the performance, power efficiency, time-to-market and cost-effectiveness of our customers’ semiconductor and system products for computing, gaming and graphics, consumer electronics and mobile applications.

In December 2009, we added lighting technology to our portfolio of solutions through the acquisition of patented innovations and technology from Global Lighting Technologies Inc. This technology is highly complementary to our chip interface technologies since it is intended to improve the visual capabilities, form factor, power efficiency and cost-effectiveness of backlighting of liquid crystal displays (“LCD”) in products for computing, gaming and graphics, consumer electronics and mobile applications. Our new technology also has great potential to enable cost-effective and power-efficient light-emitting diode (“LED”) based general lighting products.

As of December 31, 2009, our chip interface, lighting and other technologies are covered by more than 950 U.S. and foreign patents. Additionally, we have approximately 600 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.

Our primary method of providing technology to our customers is through our patented innovations. We license our broad portfolio of patented inventions to semiconductor and system companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. Patent license agreements are generally royalty bearing.

We also develop a range of solutions including “leadership” (which are Rambus-proprietary solutions widely licensed to our customers) and industry-standard solutions that we provide to our customers under license for incorporation into their semiconductor and system products. Due to the often complex nature of implementing state-of-the art technology, we offer engineering services to our customers to help them successfully integrate our solutions into their semiconductors and systems. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are generally offered on a fixed price basis. Further, under technology licenses, our customers may receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

Background

The performance of computers, mobile phones, consumer electronics and other electronic systems rises dramatically with each passing year. Semiconductor and system designers face key challenges in sustaining this pace of innovation. Since battery technology improves modestly over time, mobile device designers face adding increased functionality and higher performance with only small increases in power budget. For plug-in systems, there is a strong desire to reduce power consumption for both economical and environmental reasons while still providing increased computing capability and more visually compelling displays. At the chip level, it becomes increasingly difficult to maintain signal integrity and power efficiency as data transfer speeds rise to support more powerful, multi-core processors. To address these challenges and enable the continued improvement of electronics systems requires ongoing innovation. The many innovations developed by Rambus’ scientists and engineers are key to tackling some of the most difficult chip and system challenges. We have developed what we believe are the world’s fastest memory solutions delivering breakthrough performance at unmatched power efficiency. Our innovations can deliver the memory bandwidth and throughput needed to unleash the potential of multi-core processors. In addition, our advanced lighting technology can enable what we believe to be the thinnest, most power-efficient and cost-effective LCD displays for mobile phones, computers and HDTVs.

Our Offerings

Patented Innovations

Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Fujitsu, Intel, NEC, Panasonic, Renesas, and Toshiba have licensed our patents for use in their own products. Examples of the many patented innovations in our portfolio include:

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

Module Threading which improves the throughput and power efficiency of a memory module by applying parallelism to module data accesses.

MicroLenstm optical design technology which provides optimum utilization of high-brightness LEDs in edge-lit lighting applications delivering superior brightness and uniformity of illumination.

Technology Solutions and Enabling Services

We license a range of technology solutions including our leadership architectures and industry-standard solutions to customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, IBM, Intel, Panasonic, Sony and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductor and system products. Licensees may also receive, in addition to their technology license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Our leadership technology solutions include the XDRtm, XDRtm2, Mobile XDRtm and RDRAMtm memory architectures and the FlexIOtm processor bus.

The XDRtm Memory Architecture enables what we believe to be the world’s fastest production DRAM with operation up to 7.2Gb/s. XDRtm DRAM is the main memory solution for Sony Computer Entertainment’s PlayStation®3 as well as for Texas Instrument’s latest generation of DLP projectors.

The XDRtm2 Memory Architecture incorporates new innovations, including DRAM micro-threading, to deliver the world’s highest performance for graphics intensive applications such as gaming and digital video.

The Mobile XDRtm Memory Architecture delivers high performance at extremely high power efficiency enabling applications such as HD video recording and 3D gaming on battery powered mobile devices.

RDRAMtm Memory has shipped in the Sony PlayStation®2, Intel-based PCs, Texas Instruments DLP TVs and in Juniper routers. Our customers have sold over 500 million RDRAMtm devices across all applications to date. This product is approaching end-of-life, and we anticipate revenue from RDRAMtm will continue to decline.

The FlexIOtm Processor Bus is a high speed chip-to-chip interface. It is one of our two key chip interface products that enable the Cell BE processor co-developed by Sony, Toshiba and IBM. In the PlayStation®3, the FlexIOtm bus provides the interface between the Cell BE, the RSX graphics processor and the SouthBridge chip.

We also offer industry-standard chip interface solutions, including DDRx (where the “x” is a number that represents a version), as well as digital logic controllers for PCI Express and other industry standard interfaces.

In addition, we offer custom solutions for LED edge-lit displays and general lighting.

Target Markets, Applications and Customers

We work with leading and emerging semiconductor and system customers to enable their next-generation products. We engage with our customers across the entire product life cycle, from system architecture development, to component design, to system integration, to production ramp up through product maturation. Our patented inventions and technology solutions are incorporated into a broad range of high-volume applications in computing, gaming and graphics, consumer electronics and mobile markets. System level products that utilize our patented inventions and/or solutions include personal computers, servers, printers, video projectors, game consoles, HDTVs, set-top boxes and mobile phones manufactured by such companies as Fujitsu, IBM, Hewlett-Packard, Panasonic, Toshiba and Sony.

Our Strategy

The key elements of our strategy are as follows:

Innovate:  Develop and patent our innovative technology to provide fundamental competitive advantage when incorporated into semiconductors and electronic systems.

Drive Adoption:  Communicate the advantages of our patented innovations and technology to the industry and encourage its adoption through demonstrations and incorporation in the products of select customers.

Monetize:  License our patented inventions and technology solutions to customers for use in their semiconductor and system products.

Design and Manufacturing

Our technology solutions are developed with high-volume commercial manufacturing processes in mind. Our solutions can be delivered in a number of ways, from reference designs to full turnkey custom developments. A reference design engagement might include an architectural specification, data sheet, theory of operation and implementation guides. A custom development would entail a specific design implementation optimized for the licensee’s manufacturing process.

Research and Development

Our ability to compete in the future will be substantially dependent on our ability to develop and patent key innovations that meet the future needs of a dynamic market. To this end, we have assembled a team of highly skilled engineers whose activities are focused on continually developing new innovations within our chosen technology fields. Using this foundation of patented innovations, our engineers also develop new product solutions that enable increased performance, and greater power efficiency as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in system architecture, digital and analog circuit design and layout, semiconductor process characteristics, packaging, printed circuit board routing, signal integrity and high-speed testing techniques.

As of December 31, 2009, we had approximately 200 employees in our engineering departments, representing 59% of our total employees. A significant number of our engineers spend all or a portion of their time on research and development. For the years ended December 31, 2009, 2008 and 2007, research and development expenses were $67.3 million, $76.2 million and $82.9 million, respectively, including stock-based compensation of approximately $9.7 million, $13.5 million and $16.2 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our license and support agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue, even though some of these engineering efforts may have direct applicability to our technology development.

Competition

The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We face competition from semiconductor and intellectual property companies who provide their own DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our XDRtm licensees, produce versions of DRAM such as SDR, DDRx and GDDRx SDRAM which compete with XDRtm solutions. Further, there are ongoing efforts to integrate memory and processors such as in system-in-package products. For our lighting technology, we face competition from system and subsystem providers of backlighting and general lighting solutions.

We believe that our principal competition for our technologies may come from our prospective licensees, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

To the extent that alternatives might provide comparable system performance at lower than or similar cost to our technologies, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

Employees

As of December 31, 2009, we had approximately 350 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is good.

Patents and Intellectual Property Protection

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2009, we have more than 950 U.S. and foreign patents on various aspects of our technology, with expiration dates ranging from 2010 to 2027, and we have approximately 600 pending patent applications. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective licensees, and confidentiality agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Business Segment Data, Customers and Our Foreign Operations

We operate in a single industry segment, the design, development and licensing of intellectual property for memory and logic interfaces, lighting and optoelectronics, and other technologies. Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 13, “Business Segments, Exports and Major Customers,” of Notes to Consolidated Financial Statements, all of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 13, “Business Segments, Exports and Major Customers,” of Notes to Consolidated Financial Statements. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

Our Executive Officers

Information regarding our executive officers and their ages and positions as of December 31, 2009, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience
Kevin S. Donnelly	48
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

Sharon E. Holt	45
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

Harold Hughes	64
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

Thomas Lavelle	59
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

Name	Age	Position and Business Experience
Satish Rishi	50
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

Michael Schroeder	50
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

Martin Scott, Ph.D.	54
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

Laura S. Stark	41
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

An important part of our strategy is to penetrate our target market segments by working with leaders in those market segments. This strategy is designed to encourage other participants in those segments to follow such leaders in adopting our innovations. If a high profile industry participant adopts our innovations but fails to achieve success with its products or adopts and achieves success with a competing technology, our reputation and sales could be adversely affected. For example, if our commercial relationships with Samsung do not achieve success, our reputation could be adversely affected given the market position of Samsung as a leading memory manufacturer. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging our memory solutions adopted by their competitors or a strategy of otherwise undermining the market adoption of our solutions.

We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which were traditionally focused on PCs, including PC graphics processors, and video game consoles, and now include HDTVs, cellular and digital phones, PDAs, digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces. In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PLAYSTATION®3, HDTVs and set top boxes. As we diversify our technologies, such as through the establishment of our Lighting Technology Division, we will seek out other target markets in and related to computing, gaming and graphics, consumer electronics, mobile and general lighting applications. We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt our technologies, including, among others:

•	competition faced by a company in its particular industry;

•	the timely introduction and market acceptance of a company’s products;

•	the engineering, sales and marketing and management capabilities of a company;

•	technical challenges unrelated to our innovations faced by a company in developing its products;

•	the financial and other resources of a company;

•	the supply of semiconductors from our memory and chip interface licensees in sufficient quantities and at commercially attractive prices;

•	the ability to establish the prices at which the chips containing our chip interfaces are made available to system companies; and

•	the degree to which our licensees promote our innovations to their customers.

There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in their markets in order to generate expected royalties, nor can there be any assurance that any of our technologies selected for licensing will be implemented in a commercially developed or distributed product. If any of these events occur and market leaders do not successfully adopt our technologies, our strategy may not be successful and, as a result, our results of operations could decline.

We have traditionally operated in an industry that is highly cyclical and in which the number of our potential customers may be in decline as a result of industry consolidation, and we face intense competition in all of our target markets that may cause our results of operations to suffer.

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. As the semiconductor industry is highly cyclical, significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints could affect the semiconductor industry. We are currently experiencing such a period of economic downturn. As a result, we may face a reduced number of licensing wins, tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.

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

Some semiconductor companies have developed and support competing logic chip interfaces including their own serial link chip interfaces and parallel bus chip interfaces. We also face competition from semiconductor and intellectual property companies who provide their own DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our XDRtm licensees, produce versions of DRAM such as SDR, DDRx, GDDRx SDRAM and LPDDRx which compete with XDRtm chips. We believe that our principal competition for memory chip interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess. Wider applications of other developing memory technologies, including FLASH memory, may also pose competition to our licensed memory solutions.

JEDEC has standardized what it calls extensions of DDR, known as DDR2 and DDR3. Other efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5, as well as new ways to integrate products such as system-in-package DRAM. To the extent that these alternatives might provide comparable system performance at lower or similar cost than XDRtm memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

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

In the FlexIOtm processor bus chip interface market segment, we face additional competition from semiconductor companies who develop their own parallel bus chip interfaces, as well as competitors who license similar parallel bus chip interface products. We may also see competition from industry consortia or standard setting bodies that could negatively impact our FlexIOtm processor bus chip interface business.

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

Our newly established Lighting Technology Division faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations.

If for any of these reasons we cannot effectively compete in these primary market segments, our results of operations could suffer.

If our new Lighting Technology Division does not succeed, our results of operations may be adversely affected.

The future success of our new Lighting Technology Division, formed in connection with the recent acquisition of certain technology and a portfolio of advanced lighting and optoelectronics patents of Global Lighting Technologies, depends on our ability to improve the visual capabilities, form factor, power efficiency and cost-effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics, mobile and general lighting applications. We will need to keep pace with rapid changes in advanced lighting and optoelectronics technology, changing consumer requirements, new product introductions and evolving industry standards, any of which could render our existing technology obsolete if we fail to respond in a timely manner. The development, application and licensing of new backlit lighting technologies is a complex process subject to a number of uncertainties, including the integration of our Lighting Technology Division into the rest of our company and the small size of the Lighting Technology Division. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our lighting technologies more difficult. If others develop innovative proprietary lighting technology that is superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology, and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the years ended December 31, 2009, 2008 and 2007, research and development expenses were $67.3 million, $76.2 million and $82.9 million, respectively, including stock-compensation of approximately $9.7 million, $13.5 million and $16.2 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, especially with respect to our new lighting technology division and any other new technologies that we pursue outside of our core memory and chip interface technologies, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies, and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration. As a result of our settlement with Samsung, Samsung is expected to account for a significant portion of our ongoing licensing revenue commencing in 2010. Our top five licensees represented approximately 77%, 67% and 67% of our revenue for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, revenue from AMD, Fujitsu, NEC, Panasonic, and Toshiba, each accounted for 10% or more of total revenue. For the year ended December 31, 2008, revenue from AMD, Elpida, Fujitsu, NEC, Panasonic, and Sony, each accounted for 10% or more of total revenue. For the year ended December 31, 2007, revenue from Elpida, Fujitsu, Qimonda and Toshiba, each accounted for 10% or more of total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

We are in negotiations with licensees and prospective licensees to reach patent license agreements for DRAM devices and DRAM controllers. We expect that patent license royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. A number of our material license agreements are scheduled to expire throughout 2010, including certain ones that accounted for more than 10% of our revenue in the year ended December 31, 2009. We are currently in discussions with those licensees whose agreements are scheduled to expire in 2010. However, we cannot provide any assurance that we will reach agreement on renewal terms or that the royalty rates we will be entitled to receive under the new agreements will be as favorable to us as our current agreements. If we are unsuccessful in renewing any of these patent license agreements, our results of operations may decline significantly.

Weak global economic conditions may adversely affect demand for our products and services.

Our operations and performance depend significantly on worldwide economic conditions, and the U.S. and world economies continue to experience weak economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our licensees in the foreseeable future. Other factors that could influence demand include continuing increases in fuel and energy costs, competitive pressures, including pricing pressures, from companies that have competing products, changes in the credit market, conditions in the residential real estate and mortgage markets, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. If our licensees experience reduced demand for their products as a result of economic conditions or otherwise, our business and results of operations could be harmed.

If our counterparties are unable to fulfill their financial and other obligations to us, our business and results of operations may be affected adversely.

Any downturn in economic conditions could threaten the financial health of our counterparties, including companies with whom we have entered into licensing arrangements, settlements agreements or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Economic downturns such as the one we are currently experiencing lead to financial pressures on our counterparties and may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us under licenses, settlement agreements or litigation judgments. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of a bankruptcy proceedings.

In 2009, two of our counterparties, Qimonda and Spansion, were subject to insolvency proceedings in their applicable jurisdictions as a result of a downturn in business. Qimonda, which was a party to a settlement and licensing agreement with us, is under the process of being liquidated under its German insolvency proceeding. As part of the process, the administrator for Qimonda’s insolvency informed us that our license agreement was terminated. Under the license agreement, if we entered into licenses with certain other DRAM manufacturers, Qimonda would have been required to make certain additional payments to us up to an aggregate of $100.0 million. Given the status of Qimonda’s liquidation and the notice of termination of the license agreement, we do not believe that even if we satisfied the conditions for additional payments, we will obtain any future payment from Qimonda or the successors to its business. Spansion, which was one of our licensees that owed us an immaterial amount, is in the process of exiting a voluntary Chapter 11 reorganization.

If we are unable to collect all of such payments owed to us, or if other of our counterparties enter into bankruptcy or otherwise seek to renegotiate their financial obligations to us as a result of the deterioration of their financial health, our business and results of operations may be affected adversely.

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

Our business historically experienced periods of rapid growth that placed significant demands on our managerial, operational and financial resources. In the event that we return to such a period of growth, whether through internal expansion or acquisitions of other businesses or technologies, we would need to improve and expand our management, operational and financial systems and controls. We also would need to expand, train and manage our employee base. We cannot assure you that in connection with any such growth we will be able to timely and effectively meet demand and maintain the quality standards required by our existing and potential customers and licensees. If we ineffectively manage our growth or we are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

If we cannot respond to rapid technological change in our target markets by developing new innovations in a timely and cost-effective manner, our operating results will suffer.

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

Significant technological innovations generally require a substantial investment before their commercial viability can be determined, and this concept applies to all of our target markets. There can be no assurance that we have accurately estimated the amount of resources required to complete our innovation efforts, or that we will have, or be able to expend, sufficient resources required for the development of our innovations. In addition, there is market risk associated with these products for which we develop technological innovations, and there can be no assurance that unit volumes, and their associated royalties, will occur. If our technology fails to capture or maintain a portion of the high volume target consumer market, our business results could suffer.

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

The process of persuading customers to adopt and license our chip interface and other technologies can be lengthy and, even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance, or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, our ongoing intellectual property litigation and regulatory actions have and will likely continue to have an impact on our ability to enter into new licenses and renewals of licenses. As such, we may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of delay or failure to obtain royalties.

Future revenue is difficult to predict for several reasons, and our failure to predict revenue accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Our lengthy and costly license negotiation cycle and our ongoing intellectual property litigation make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers on our estimated timelines and we are reliant on the litigation timelines for any results or settlements, such as our January 2010 settlement with Samsung.

While some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our licensees’ products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenue in any particular period, it is difficult for us to accurately forecast revenue and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:

•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications, such as the Sony PLAYSTATION® 3;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of litigation results or settlements and the timing and amount of any litigation expenses;

•	changes in our customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts, whether voluntarily or as a result of financial difficulties;

•	the results of our efforts to expand into new target markets, such as with our Lighting Technology Division;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own; and

•	changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees.

We believe that royalties will continue to represent a majority of total revenue for the foreseeable future. For the years ended December 31, 2009, 2008 and 2007, royalties accounted for 96%, 89% and 86%, respectively, of our total revenue. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.

A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

For the years ended December 31, 2009, 2008 and 2007, revenue from our sales to international customers constituted approximately 83%, 84% and 85% of our total revenue, respectively. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

•
treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;

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

We and our licensees are subject to many of the risks described above with respect to companies which are located in different countries, particularly home video game console, PC and other consumer electronics manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with our international operations could not result in a material adverse effect on our business, financial condition or results of operations.

We have in the past and may in the future make acquisitions or enter into mergers, strategic transactions or other arrangements that could cause our business to suffer.

As part of our strategic initiatives, we have completed, currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products or technologies, and the entry into strategic transactions or other arrangements. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing an acquisition, including the recent acquisition of technology and a patent portfolio from Global Lighting Technologies, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired entity or business may decide not to work for us or may not perform according to our expectations;

•	we may experience additional legal, financial and accounting challenges and complexities in areas such as licensing, tax planning, cash management and financial reporting;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to recognize the financial benefits we anticipated, both with respect to our ongoing business and the acquired entity or business;

•	our increasing international presence resulting from acquisitions may increase our exposure to international currency, tax and political risks; and

•	our lack of experience in new markets, products or technologies may cause us to fail to recognize the forecasted financial and strategic benefits of the acquisition.

In connection with our strategic initiatives related to future acquisitions or mergers, strategic transactions or other arrangements, we may incur substantial expenses regardless of whether any transactions occur. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions simultaneously. In addition, we may be required to assume the liabilities of the companies we acquire. By assuming the liabilities, we may incur liabilities such as those related to intellectual property infringement or indemnification of customers of acquired businesses for similar claims, which could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve restrictive covenants or be dilutive to our existing stockholders.

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

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, including the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities, as described elsewhere in this report. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, such as percentage-of-completion contracts, investments, income taxes, litigation, goodwill and intangibles, and other contingencies. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. In addition, actual results may differ from these estimates under different assumptions or conditions.

Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the measurement of share-based compensation expense requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Changes in these factors may affect both our reported results (including cost of contract revenue, research and development expenses, marketing, general and administrative expenses and our effective tax rate) and any forward-looking projections we make that incorporate projections of share-based compensation expense. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our reported expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time.

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

Our common stock is listed on The NASDAQ Global Select Market under the symbol “RMBS.” The trading price of our common stock has been subject to wide fluctuations which we expect to continue in the future in response to, among other things, the following:

•
new litigation or developments in current litigation, including an unfavorable outcome to us from court proceedings relating to our litigation with Hynix, Micron, Nanya and NVIDIA and reaction to any settlements that we enter into with former litigants, such as Samsung;

•	any progress, or lack of progress, real or perceived, in the development of products that incorporate our innovations;

•	our signing or not signing new licensees;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results;

•	developments with respect to patents or proprietary rights and other events or factors; and

•	issuance of additional securities by us, such as our issuance of approximately 9.6 million shares of common stock to Samsung in connection with our settlement agreement in January 2010.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new Securities and Exchange Commission, regulations and NASDAQ rules, have historically created uncertainty for companies such as ours. Any new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Any new investment of resources to comply with evolving laws, regulations and standards, may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and our business and operations would suffer.

We have been party to, and may in the future be subject to, lawsuits relating to securities law matters which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.

In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 16, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to our past and any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

We have indebtedness. In 2009, we issued $172.5 million aggregate principal amount of our senior convertible notes due June 2014. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•
a substantial portion of our cash flows from operations will be dedicated to the payment of the principal of our indebtedness as we are required to pay the principal amount of our convertible notes in cash upon conversion if specified conditions are met or when due;

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

Our restated certificate of incorporation and bylaws, our stockholder rights plan, Delaware law and our outstanding convertible notes contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

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

Certain provisions of our outstanding convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the notes, all of their notes or any portion of the principal amount of such notes in multiples of $1,000. We may also be required to issue additional shares of our common stock upon conversion of such notes in the event of certain fundamental changes.

Litigation, Regulation and Business Risks Related to our Intellectual Property

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenue and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 16, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements.

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

Any of these matters, whether or not determined in our favor or settled by us, is costly, may cause delays (including delays in negotiating licenses with other actual or potential licensees), will tend to discourage future design partners, will tend to impair adoption of our existing technologies and divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in our litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Even if we are successful in our litigation, or any settlement of such litigation, there is no guarantee that the applicable opposing parties will be able to pay any damages awards timely or at all as a result of financial difficulties or otherwise. Delay or any or all of these adverse results could cause a substantial decline in our revenue and stock price.

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

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Currently, we are subject to several re-examination proceedings, including proceedings initiated by Hynix, Micron and NVIDIA as a defensive action in connection with our litigation against those companies. An adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.

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

Our research and development programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our programs. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our technology infringes upon the intellectual property rights of third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology, and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. Threatened or ongoing third-party claims or infringement actions may prevent us from pursuing additional development and licensing arrangements for some period. For example, we may discontinue negotiations with certain customers for additional licensing of our patents due to the uncertainty caused by our ongoing litigation on the terms of such licenses or of the terms of such licenses on our litigation. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new product.

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

We rely upon the accuracy of our licensees’ recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2009, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
3	United States Los Altos, CA (current Headquarters) Chapel Hill, NC Cleveland, OH	Executive and administrative offices, research and development, sales and marketing and service functions
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Taipei, Taiwan	Business development
1	Pforzheim, Germany	Business development

On December 15, 2009, we entered into a lease agreement for an incompleted office space located in Sunnyvale, California. We plan to move to the new premises in the second half of 2010 following completion of tenant improvements and will no longer occupy the Los Altos facilities after the move. The office space will serve as our corporate headquarters, as well as engineering, marketing and administrative operations and activities.

Item 3.  Legal Proceedings

For the information required by this item regarding legal proceedings, see Note 16 “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on The NASDAQ Global Select Market under the symbol “RMBS.” The following table sets forth for the periods indicated the high and low sales price per share of our Common Stock as reported on The NASDAQ Global Select Market.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low
First Quarter	$18.70	$5.99	$26.41	$14.64
Second Quarter	$19.65	$9.07	$24.85	$18.61
Third Quarter	$19.94	$14.33	$18.90	$12.29
Fourth Quarter	$25.54	$15.53	$16.59	$4.95

The graph below matches Rambus Inc.’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of The NASDAQ Composite Index and the RDG Semiconductor Composite Index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rambus Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Fiscal years ending:
	12/04	12/05	12/06	12/07	12/08	12/09
Rambus Inc.	100.00	70.39	82.30	91.04	69.22	106.09
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
RDG Semiconductor Composite	100.00	111.52	105.29	118.19	59.74	87.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 29, 2010, there were 737 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders. We have never paid or declared any cash dividends on our Common Stock or other securities. However, in the future, we may plan to pay or declare cash dividends depending on our financial condition, results of operations, capital requirements, business conditions and other factors.

Share Repurchase Program

In October 2001, our Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. For the year ended December 31, 2009, we did not repurchase any Common Stock. As of December 31, 2009, we had repurchased a cumulative total of approximately 16.8 million shares of our Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of December 31, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of our outstanding Common Stock.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2009, we did not repurchase any Common Stock. During the year ended December 31, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $44.2 million was recorded as an increase to accumulated deficit for the year ended December 31, 2008.

Item 6.  Selected Financial Data

The following selected consolidated financial data for and as of the years ended December 31, 2009, 2008, 2007, 2006 and 2005 was derived from our consolidated financial statements. The summary consolidated selected financial data for and as of the years ended December 31, 2008, 2007, 2006 and 2005 has been adjusted as a result of the retrospective adoption on January 1, 2009 of a new Financial Accounting Standards Board (“FASB”) accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (“new FASB accounting guidance”). Our consolidated financial statements as of December 31, 2009, 2008 and 2007 and financial statements for the years ended December 31, 2009, 2008, 2007 and 2006 were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2009	2008 (1)	2007 (1)	2006 (1) (2)	2005 (2)
	(In thousands, except per share amounts)
Total revenue	$113,007	$142,494	$179,940	$195,324	$157,198
Net income (loss)	$(92,186)	$(199,110)	$(34,221)	$(18,006)	$6,914
Net income (loss) per share:
Basic	$(0.88)	$(1.90)	$(0.33)	$(0.17)	$0.07
Diluted	$(0.88)	$(1.90)	$(0.33)	$(0.17)	$0.07
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$460,193	$345,853	$440,882	$436,341	$355,390
Total assets	$555,869	$397,370	$617,963	$591,295	$497,141
Convertible notes	$248,044	$125,474	$135,214	$124,719	$115,039
Stockholders’ equity	$255,327	$232,941	$422,486	$404,247	$349,616

____________

(1)
Adjusted to reflect adoption of the new FASB accounting guidance. Refer to Note 3, “Retrospective Adoption of New Accounting Pronouncement,” of Notes to Consolidated Financial Statements for further discussion.

(2)
The year ended December 31, 2006 includes adjustments for the new FASB accounting guidance to decrease total assets by $13,322 and convertible notes by $35,281 and increase stockholders’ equity by $21,959. The year ended December 31, 2005 includes additional interest expense (including amortization of debt issuance costs) of $12,253, decrease to interest income and other income (expense), net of $24,732, decrease to provision for income taxes of $14,959, decrease to net income of $22,026, decrease to basic net income per share of $0.22, decrease to diluted net income per share of $0.21, decrease to total assets of $18,812, decrease to convertible notes of $44,961 and increase to stockholders’ equity of $26,149.

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

Business Overview

We are a premier technology licensing company. Our primary focus is the design, development and licensing chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies aim to improve the performance, power efficiency, time-to-market and cost-effectiveness of our customers’ semiconductor and system products for computing, gaming and graphics, consumer electronics and mobile applications. The key elements of our strategy are as follows:

Innovate:  Develop and patent our innovative technology to provide fundamental competitive advantage when incorporated into semiconductors and electronic systems.

Drive Adoption:  Communicate the advantages of our patented innovations and technology to the industry and encourage its adoption through demonstrations and incorporation in the products of select customers.

Monetize:  License our patented inventions and technology solutions to customers for use in their semiconductor and system products.

In December 2009, we added lighting technology to our portfolio of solutions through the acquisition of patented innovations and technology from Global Lighting Technologies Inc. (“GLT”). This technology is highly complementary to our chip interface technologies since it is intended to improve the visual capabilities, form factor, power efficiency and cost effectiveness of backlighting of LCD displays in products for  computing, gaming and graphics, consumer electronics and mobile applications. Our new technology also has great potential to enable cost-effective and power-efficient LED-based general lighting products.

As of December 31, 2009, our chip interface, lighting and other technologies are covered by more than 950 U.S. and foreign patents. Additionally, we have approximately 600 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.

Our primary method of providing technology to our customers is through our patented innovations. We license our broad portfolio of patented inventions to semiconductor and system companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. Patent license agreements are generally royalty bearing.

We also develop a range of solutions including “leadership” (which are Rambus-proprietary solutions widely licensed to our customers) and industry-standard solutions that we provide to our customers under license for incorporation into their semiconductor and system products. Due to the often complex nature of implementing state-of-the art technology, we offer engineering services to our customers to help them successfully integrate our solutions into their semiconductors and systems. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are generally offered on a fixed price basis. Further, under technology licenses, our customers may receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Fujitsu, Intel, NEC, Panasonic, Renesas, and Toshiba have licensed our patents for use in their own products.

We also derive additional revenue by licensing a range of technology solutions including our leadership architectures and industry-standard solutions to customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, IBM, Intel, Panasonic, Sony and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductors and system products. Licensees also may receive, in addition to their technology license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

The remainder of our revenue is contract services revenue which includes license fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.

We intend to continue making significant expenditures associated with engineering, marketing, general and administration including litigation expenses, and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate at which our revenue or expenses change.

Executive Summary

Fiscal 2009 continued to be a difficult and challenging time for us. The economic recession had caused our revenue from variable royalties to decrease. In addition, we were not able to grow our revenue from new customers as many potential customers are hesitant to sign licensing agreements with us until the current litigation activities are resolved. Our revenue for 2009 therefore decreased $29.5 million, or 20.7%, from 2008. In fiscal 2009, cutting costs, strengthening our business and attempting to reach agreements with those companies that have infringed our patented technologies remained our primary focus. We have lowered costs in 2009 through reductions in headcount in the third quarter of 2008 as well as curtailing capital expenditures and implementing other cost control measures. Our cost cutting initiatives are working, in spite of the continuing impact of the economic recession.

We also have taken several additional critical steps to better position ourselves not only to weather the recession but to capitalize on opportunities when the economy improves. Research and development continues to play a key role in our efforts to maintain product innovations. Consistent with our strategy to expand our patent portfolio and diversify our business, we added lighting technology through the acquisition of patented innovations and technology from GLT.

As a result of our reorganization and reductions in headcount in 2008, our engineering costs for 2009, in aggregate and as a percentage of revenue, decreased $23.4 million and 2.9%, respectively, in 2009 as compared to 2008. Marketing, general and administrative expenses in aggregate increased $4.1 million in 2009 as compared to 2008 primarily due to expenses related to acquisition activities. Our lower revenue combined with the increase in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to increase as a percentage of revenue. In 2009, we had a net recovery of restatement and related legal activities of $13.5 million, primarily due to recognition of insurance settlements of $12.3 million from the insurance carriers and the receipt of $4.5 million from former executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits.

Trends

There are a number of trends that we expect may or will have a material impact on us in the future, including global economic conditions with the resulting impact on sales, continuing pursuit of litigation against companies that have infringed our patented technologies and shifts in our overall effective tax rate.

We have a high degree of revenue concentration, with our top five licensees representing approximately 77%, 67% and 67% of our revenue for the years ended December 31, 2009, 2008 and 2007, respectively. As a result of our Samsung settlement, Samsung is expected to account for a significant portion of our ongoing licensing revenue commencing in 2010. For the year ended December 31, 2009, revenue from AMD, Fujitsu, NEC, Panasonic, and Toshiba, each accounted for 10% or more of total revenue. For the year ended December 31, 2008, revenue from AMD, Elpida, Fujitsu, NEC, Panasonic, and Sony, each accounted for 10% or more of total revenue. For the year ended December 31, 2007, revenue from Elpida, Fujitsu, Qimonda and Toshiba, each accounted for 10% or more of total revenue.

Many of our licensees have the right to cancel their licenses. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, industry consolidation and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we expect that our revenue concentration will decrease over time as we license new customers.

The semiconductor industry is intensely competitive and highly cyclical. Our visibility with respect to future sales is very limited at this time.  We are continuing to experience a period of economic downturn, which has resulted in and may continue to result in, among other things, diminished demand and the erosion of average selling prices in the semiconductor industry. To the extent that these macroeconomic pressures affect our principal licensees, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. The downturn in worldwide economic conditions also threatens the financial health of our commercial counterparties, including companies with whom we have entered into licensing arrangements, settlement agreements or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Some of our existing patent licensees have fixed royalty payments which are not impacted by the current economic downturn. Royalty payments from the remaining licensees are related to variable royalty agreements which have been impacted by the current economic conditions. Current market indicators are mixed, but there are some recent signs of some stabilization. However, there continue to be indications that global demand will not quickly recover and may continue to contract for most, if not all, of 2010. Such lower demand levels may adversely impact our revenue and profitability. See Item 1A, “Risk Factors.”

The royalties we receive are partly a function of the adoption of our chip interfaces by system companies. Many system companies purchase semiconductors containing our chip interfaces from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences. There can be no assurance as to the unit volumes of licensed semiconductors that will be purchased by these companies in the future or as to the level of royalty-bearing revenue that our licensees will receive from sales to these companies. Additionally, there can be no assurance that a significant number of other system companies will adopt our chip interfaces or that our dependence upon particular system companies will decrease in the future. See Item 1A, “Risk Factors.”

Our revenue from companies headquartered outside of the United States accounted for approximately 83%, 84% and 85% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

For additional information concerning international revenue, see Note 13, “Business Segments, Exports and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

Engineering costs as a percent of net sales decreased in the year ended December 31, 2009 as compared to the prior year, reflecting the decrease in engineering costs from reductions in headcount. In the near term, we expect engineering costs to be higher than in 2009 due primarily to the engineering activities in our newly established Lighting Technology Division which was created from the acquisition of patented innovations and technology from GLT. In addition, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations and leadership position in chip interface technologies and, as a result, expenses are expected to increase.

Marketing, general and administrative expenses in the aggregate and as a percentage of net sales increased in the year ended December 31, 2009 as compared to the prior year, reflecting the increase in marketing, general and administrative expenses due to expenses related to acquisition activities as well as the decrease in revenue. Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses will continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will continue to increase marketing, general and administrative expenses as litigation expenses will continue to increase until such litigation is resolved.

As we continue to pursue litigation and invest in research and development projects combined with the recent lower revenue from our licensees, our cash from operations will continue to be negatively affected.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among various taxing jurisdictions with varying tax rates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2009	2008	2007
Revenue:
Royalties	95.6%	89.1%	85.8%
Contract revenue	4.4%	10.9%	14.2%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of contract revenue*	6.1%	15.0%	15.1%
Research and development*	59.5%	53.5%	46.1%
Marketing, general and administrative*	113.4%	87.1%	67.0%
Costs (recoveries) of restatement and related legal activities	(11.9)%	2.3%	10.8%
Restructuring costs*	—%	2.9%	—%
Impairment of intangible asset	—%	1.5%	—%
Total costs and expenses	167.1%	162.3%	139.0%
Operating loss	(67.1)%	(62.3)%	(39.0)%
Interest income and other income, net	3.6%	10.7%	12.1%
Interest expense	(18.6)%	(8.3)%	(6.1)%
Interest and other income (expense), net	(15.0)%	2.4%	6.0%
Loss before income taxes	(82.1)%	(59.9)%	(33.0)%
Provision for (benefit from) income taxes	(0.5)%	79.8%	(14.0)%
Net loss	(81.6)%	(139.7)%	(19.0)%
* Includes stock-based compensation:
Cost of contract revenue	0.9%	3.6%	3.3%
Research and development	8.6%	9.5%	9.0%
Marketing, general and administrative	18.5%	13.0%	12.6%
Restructuring costs	—%	0.4%	—%

	Years Ended December 31,			2008 to 2009	2007 to 2008
	2009	2008	2007	Change	Change
	(Dollars in millions)
Total Revenue
Royalties	$108.0	$126.9	$154.3	(14.9)%	(17.8)%
Contract revenue	5.0	15.6	25.6	(67.9)%	(39.2)%
Total revenue	$113.0	$142.5	$179.9	(20.7)%	(20.8)%

Royalty Revenue

Patent Licenses

Royalties related to our patents for SDR and DDR-compatible products decreased approximately $21.2 million to $79.3 million for the year ended December 31, 2009 from $100.5 million for the same period in 2008. The decrease was primarily due to the expiration of the Elpida licensing agreement in the first quarter of 2008, the one-time receipt of previously withheld royalties from the FTC Disposition Order in 2008 and lower variable patent royalty payments received in 2009, as a result of, among other things, lower product shipment volumes reported by customers.

Royalties related to our patents for SDR and DDR-compatible products decreased approximately $32.5 million to $100.5 million for the year ended December 31, 2008 from $133.0 million for the same period in 2007. The decrease was primarily due to the higher licensing payments received in 2007 as a result of, among other things, our receipt of the final installment payments from Qimonda, which we were entitled to under the terms of our license agreement and settlement with Qimonda, in 2007 and lower licensing payments received in 2008 as a result of, among other things, the expiration of the Elpida licensing agreement in the first quarter of 2008.

   We are in negotiations with prospective licensees as well as existing licensees regarding renewals as some of the existing patent license agreements will expire in 2010. We expect SDR and DDR-compatible royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.

Technology Licenses

Royalties from technology licenses increased approximately $2.3 million to $28.7 million for the year ended December 31, 2009 from $26.4 million for the same period in 2008. The increase was primarily due to higher royalties reported from increased shipments related to DDR2 technologies and a one-time catch-up royalty payment in the second quarter of 2009 related to RDRAMtm controllers associated with shipments of the Sony PlayStation®2 product, offset by decreased royalties from XDRtm DRAM associated with decreased shipments of the Sony PLAYSTATION®3 product.

Royalties from technology licenses increased approximately $5.1 million to $26.4 million for the year ended December 31, 2008 from $21.3 million for the same period in 2007. This increase was primarily due to higher royalties reported from increased shipments related to DDR2 technologies and increased royalties from XDRtm DRAM associated with increased amount of shipments of the Sony PLAYSTATION®3 product.

In the future, we expect technology royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

Contract Revenue

Contract revenue decreased approximately $10.6 million to $5.0 million for the year ended December 31, 2009 from $15.6 million for the year ended December 31, 2008. The decrease is due to fewer new technology development contracts, decrease in work performed on existing technology development contracts, as well as decreased revenue from reseller arrangements.

Contract revenue decreased approximately $10.0 million to $15.6 million for the year ended December 31, 2008 from $25.6 million for the year ended December 31, 2007. The decrease is due to fewer new technology development contracts as well as a decrease in work performed on existing technology development contracts.

We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.

  Engineering costs:

	Years Ended December 31,			2008 to 2009	2007 to 2008
	2009	2008	2007	Change	Change
	(Dollars in millions)
Engineering costs
Cost of contract revenue	$5.9	$16.1	$21.2	(63.6)%	(24.0)%
Stock-based compensation	1.0	5.2	5.9	(80.7)%	(12.2)%
Total cost of contract revenue	6.9	21.3	27.1	(67.7)%	(21.5)%
Research and development	57.5	62.7	66.7	(8.3)%	(5.9)%
Stock-based compensation	9.7	13.5	16.2	(28.0)%	(16.7)%
Total research and development	67.2	76.2	82.9	(11.8)%	(8.0)%
Total engineering costs	$74.1	$97.5	$110.0	(24.0)%	(11.3)%

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

     For the year ended December 31, 2009 as compared to the same period in 2008, engineering costs decreased primarily due to lower headcount and the related decrease in salary, benefits, allocations and stock based compensation expenses as well as decreases in consulting and travel and entertainment costs as a result of our cost reduction initiatives that commenced in the second half of 2008.

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

In the near term, we expect engineering costs to be higher than in 2009 due primarily to the engineering activities in our newly established Lighting Technology Division which was created from the acquisition of patented innovations and technology from GLT. In addition, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation and leadership position in chip interface technologies and, as a result, costs are expected to increase.

Marketing, general and administrative costs:

	Years Ended December 31,			2008 to 2009	2007 to 2008
	2009	2008	2007	Change	Change
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$51.8	$49.9	$58.4	3.8%	(14.7)%
Litigation expense	55.5	55.7	39.5	(0.3)%	41.1%
Stock-based compensation	20.9	18.5	22.7	12.8%	(18.5)%
Total marketing, general and administrative costs	$128.2	$124.1	$120.6	3.3%	2.9%

Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other marketing and administrative efforts. Litigation expenses are a significant portion of our marketing, general and administrative expenses and they can vary significantly from quarter to quarter. Consistent with our business model, licensing and marketing activities are focused on developing relationships with potential licensees and on participating with existing licensees in marketing, sales and technical efforts directed to system companies. Due to the long business development cycles we face and the semi-fixed nature of marketing, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in recent or future periods.

For the year ended December 31, 2009 as compared to 2008, total marketing, general and administrative costs were higher due primarily to ongoing patent acquisition activities in 2009, higher headcount in corporate development as a result of our strategic initiatives related to our investing activities, increased stock-based compensation expenses primarily related to nonvested equity awards granted during late 2008 and early 2009, and higher allocated costs. These increases were offset by decreases in depreciation expenses, rent and facilities expenses and overall marketing expenses due primarily to our cost reduction initiatives taken in 2008. Litigation expenses remained relatively flat from 2008 to 2009 as we continued to pursue litigation against those companies that have infringed on our patented technologies.

For the year ended December 31, 2008 as compared to 2007, the increase in total marketing, general and administrative costs was primarily due to higher litigation expense, partially offset by decreased stock-based compensation, salary expenses due to the restructuring initiative in 2008, general legal costs, marketing and advertising costs, professional fees and the lack of the $2.5 million of tax reimbursement expenses associated with Internal Revenue Code Section 409A incurred in 2007. The tax reimbursement expenses were associated with our decision to reimburse current and former non-executive employees for the Internal Revenue Code Section 409A penalty taxes imposed on them in connection with their exercise of repriced options in 2006. The higher litigation expenses were primarily due to costs incurred in connection with cases that came to trial in 2008.

In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities.

Costs (recoveries) of restatement and related legal activities:

	Years Ended December 31,			2008 to 2009	2007 to 2008
	2009	2008	2007	Change	Change
	(Dollars in millions)
Costs (recoveries) of restatement and related legal activities	$(13.5)	$3.3	$19.5	NM*	(83.2)%

* NM — percentage is not meaningful as the change is too large

Costs (recoveries) of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

For the year ended December 31, 2009, recoveries of restatement and related legal activities were $13.5 million due primarily to recognition of insurance settlements of $12.3 million from the insurance carriers and the receipt of $4.5 million from former executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits. The $16.8 million was recorded as recoveries of restatement and related legal activities. Until all the litigation and related issues are resolved, we anticipate that there could be additional costs.

For the year ended December 31, 2008 as compared to the same period in 2007, the decrease in costs of restatement and related legal activities was primarily associated with the decrease in accounting and consulting charges related to the filing of our restated financial statements in 2007 and a decrease in legal expenses in connection with related lawsuits. Additionally, during the fourth quarter of 2008, we received approximately 163,000 shares of Rambus stock with a value of approximately $0.8 million from a former executive as part of the former executive’s settlement agreement with Rambus in connection with the derivative and class action lawsuits. The $0.8 million was recorded as recoveries of restatement and related legal activities.

Restructuring costs:

	Years Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	Change		Change
	(Dollars in millions)
Restructuring costs	$—	$4.2	$—	N/A	*	N/A	*

* N/A — not applicable

During the year ended December 31, 2009, we did not incur any costs associated with restructuring activities. During the year ended December 31, 2008, we initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.6 million and non-cash employee severance was approximately $0.5 million of stock-based compensation expense. We also leased a facility in Mountain View, California, through November 11, 2009, which we vacated during the fourth quarter of 2008 as a result of the restructuring measures. This facility was being subleased at a rate equal to our rent associated with the facility and, as a result no restructuring charge was recorded. The total restructuring charge for the year ended December 31, 2008 was approximately $4.2 million. We paid approximately $3.5 million of severance and benefits during 2008. We paid the remaining $0.1 million of severance and benefits during 2009.

Impairment of intangible asset:

	Years Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	Change		Change
	(Dollars in millions)
Impairment of intangible asset	$—	$2.2	$—	N/A	*	N/A	*

* N/A — not applicable

In 2009, we did not impair any of our intangible assets. In 2008, we determined that approximately $2.2 million of our intangible assets had no alternative future use and were impaired as a result of a customer’s change in technology requirements. The impairment of the intangible asset related to a contractual relationship acquired in the Velio acquisition during December 2003.

Interest and other income (expense), net:

	Years Ended December 31,			2008 to 2009	2007 to 2008
	2009	2008	2007	Change	Change
	(Dollars in millions)
Interest income and other income, net	$4.1	$15.2	$21.7	(73.1)%	(30.1)%
Interest expense	$(21.0)	$(11.8)	$(11.0)	77.5%	7.2%
Interest and other income (expense), net	$(16.9)	$3.4	$10.7	NM*	(68.4)%

* NM — percentage is not meaningful as the change is too large

Interest income and other income, net, consists primarily of interest income generated from investments in high quality fixed income securities. For the year ended December 31, 2009 as compared to the same period in 2008, the decrease in interest income and other income, net, was primarily due to lower yields on invested balances.

For the year ended December 31, 2008 as compared to the same period in 2007, the decrease in interest income and other income, net, was primarily due to lower average investment balances and lower yields on invested balances, offset by a gain of $2.5 million related to the repurchase of $23.1 million in face value of the zero coupon convertible senior notes due 2010 (the “2010 Notes”) for $18.7 million during the fourth quarter of 2008. In the future, we expect that interest and other income, net, will vary from period to period based on the amount of cash and marketable securities as well as changes in interest rates.

Interest expense primarily consists of non-cash interest expense related to the amortization of the debt discount on the 2010 Notes and the 5% convertible senior notes due 2014 (the “2014 Notes”) as well as the coupon interest related to the 2014 Notes. During the fourth quarter of 2009, we made a payment of approximately $4.0 million related to the 2014 Notes. We expect interest expense to be higher in 2010 as the 2014 Notes were outstanding for only six months in 2009 and remain substantially the same thereafter until maturity. See Note 15 “Convertible Notes,” of Notes to Consolidated Financial Statements for additional details.

Provision for (benefit from) income taxes:

	Years Ended December 31,			2008 to 2009	2007 to 2008
	2009	2008	2007	Change	Change
	(Dollars in millions)
Provision for (benefit from) income taxes	$(0.5)	$113.8	$(25.1)	NM*	NM*
Effective tax rate	0.6%	(133.4)%	42.4%

* NM — percentage is not meaningful as the change is too large

We report certain items of income and expense for financial reporting purposes in different years than they are reported for tax purposes. We recognize revenue for financial reporting purposes as such amounts are earned and this could occur over several reporting periods. As a result of the above and other differences between tax and financial reporting for income and expense recognition, our net operating loss for tax purposes may be more or less than the amount recorded for financial reporting purposes. In addition, we maintain estimated liabilities for uncertain tax positions.

Our effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory tax rate applied to our net loss primarily due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits and carryback of net operating loss. Our effective tax rate for the year ended December 31, 2008 was lower than the U.S. statutory tax rate applied to our net loss primarily due to the establishment of a full valuation allowance on our U.S. net deferred tax assets. Our effective tax rate for the year ended December 31, 2007 was higher than the U.S. statutory tax rate applied to our net loss primarily due to research and development tax credits, stock-based compensation expense associated with executives and state income taxes.

For the year ended December 31, 2009, we remained in a full valuation allowance on our U.S. net deferred tax assets. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Based on all available evidence, we determined that it was not more likely than not that the deferred tax assets would be realized. In January 2010, we signed an agreement with Samsung which will be considered in assessing the need for a valuation allowance going forward which may result in a partial or full valuation release on its deferred tax assets.

Liquidity and Capital Resources

	December 31, 2009	December 31, 2008
	(In millions)
Cash and cash equivalents	$289.1	$116.3
Marketable securities	171.1	229.6
Total cash, cash equivalents, and marketable securities	$460.2	$345.9

	Years Ended December 31,
	2009	2008	2007
	(In millions)
Net cash provided by (used in) operating activities	$(40.6)	$(38.5)	$5.3
Net cash provided by investing activities	$24.5	$82.7	$33.2
Net cash provided by (used in) financing activities	$188.9	$(47.5)	$7.6

Liquidity

Although we used cash for operating activities in the year ended December 31, 2009, total cash, cash equivalents and marketable securities are expected to continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the year ended December 31, 2009 were funded primarily from financing and investing activities, including the issuance of the 2014 Notes, common stock under our equity incentive plans and some of our investments in marketable securities that matured and were not reinvested.

Operating Activities

Cash used in operating activities of $40.6 million in the year ended December 31, 2009 was primarily attributable to the net loss adjusted for certain non-cash items including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities which included decreases in accrued litigation expenses due to recognition of proceeds of $5.0 million from an insurance company related to the derivative and class action lawsuits offset by increases in accounts payable due to the timing of vendor payments.

Cash used in operating activities of $38.5 million in the year ended December 31, 2008 was primarily attributable to the net loss for the period adjusted for non-cash items, including the tax provision related to the deferred tax asset valuation allowance, stock-based compensation expense, non-cash interest expense, depreciation and amortization expense, impairment of an asset, offset by gain on repurchase of convertible notes and recoveries of restatement and related legal activities. The change in operating assets and liabilities for the year ended December 31, 2008 was primarily due to a decrease in accrued litigation expenses due to payments related to the class action lawsuit settlement.

Cash provided by operating activities of $5.3 million in the year ended December 31, 2007 was primarily attributable to the net loss for the period adjusted for non-cash items including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense, partially offset by a deferred tax benefit. Changes in operating assets and liabilities for the year ended December 31, 2007 included increases in prepaid and other assets primarily due to prepaid software maintenance agreements and deferred tax assets resulting from our operating loss, decreases in deferred revenue and accrued salaries and benefits and other accrued liabilities, offset by a net increase in accounts payable primarily due to restatement and related legal expenses and capitalized software license maintenance agreements.

Investing Activities

Cash provided by investing activities of approximately $24.5 million in the year ended December 31, 2009 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $240.9 million, partially offset by purchases of available-for-sale marketable securities of $183.2 million.  In December 2009, we paid $26.0 million to acquire technology and a portfolio of advanced lighting and optoelectronics patents from GLT. Additionally, we paid $2.7 million to acquire property and equipment, primarily computer software, and $2.5 million for intangible assets. We also made a $2.0 million investment in a non-marketable equity security of a technology company.

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

Financing Activities

Cash provided by financing activities was $188.9 million in the year ended December 31, 2009. We received proceeds of $168.2 million from the issuance of 2014 Notes. Additionally, we received approximately $20.7 million from the issuance of common stock under equity incentive plans.

Cash used in financing activities was $47.5 million in the year ended December 31, 2008. We repurchased stock with an aggregate price of $49.2 million under our share repurchase program. Additionally, we repurchased approximately $23.1 million in face value of our zero coupon convertible senior notes for $18.7 million. We also received approximately $21.7 million from the issuance of common stock under equity incentive plans. In addition, we paid $1.3 million under installment payment plans used to acquire software license agreements.

Cash provided by financing activities was $7.6 million in the year ended December 31, 2007. We received proceeds from the issuance of common stock under equity incentive plans of $11.8 million during the fourth quarter of the year and paid $4.3 million under installment payment plans used to acquire software license agreements. No other significant financing activities occurred during the year primarily due to the stock option investigation and restatement, during which we suspended our common stock repurchase program and suspended employee stock option exercises and purchases under our employee stock purchase plan.

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. In February 2010, we satisfied our requirement to pay the 2010 Notes with an aggregate principal amount of $137.0 million. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. We have the ability to hold and we believe that we can recover the amortized cost of our investments. There is no evidence of impairment due to credit losses in our portfolio. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. We may also incur additional expenditures related to future potential restructuring activities. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Annual Report on Form 10-K, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Contractual Obligations

We lease our present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, we provided a letter of credit restricting approximately $0.6 million of our cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy. We also leased a facility in Mountain View, California, through November 11, 2009, which we vacated during the fourth quarter of 2008 and subleased at a rate equal to its rent associated with the facility. We lease a facility in Chapel Hill, North Carolina through November 14, 2015, a facility for our design center in Bangalore, India through November 4, 2012 and a facility in Tokyo, Japan through July 31, 2010. In addition, we also lease office facilities in Ohio and various international locations under non-cancelable leases that range in terms from month-to-month to one year.

On December 15, 2009, we entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby we will lease approximately 125,000 square feet of office space located at 1040 Enterprise Way in Sunnyvale, California (the

“Lease”). The office space will be used for our corporate headquarters functions, as well as engineering, marketing and administrative operations and activities.  We plan to move to the new premises in the second half of 2010 following completion of leasehold improvements. The Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Lease term. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be $4.8 million in the tenth year. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have two options to extend the Lease for a period of sixty months each and a one-time option to terminate the Lease after 84 months in exchange for an early termination fee.

During the first quarter of 2010, we will begin a build-out of this facility and expect to incur approximately $11.5 million in construction costs. Under the terms of the Lease, the landlord has agreed to reimburse approximately $10.0 million of this amount. Because certain improvements constructed by us were considered structural in nature and we are responsible for any cost overruns, we are considered to be the owner of the construction project in accordance with accounting for the effect of lessee involvement in asset construction. Therefore, we have capitalized the fair value of the space to be occupied at $25.1 million with a corresponding credit to liability named non-cash obligation for construction in progress. The fair value was determined as of December 31, 2009 using the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another similar asset.

Upon completion of construction, we will apply sale-leaseback accounting. Additionally, we will determine whether the lease will be treated as a capital or operating lease.

On February 1, 2005, we issued $300.0 million aggregate principal amount of zero coupon convertible senior notes due February 1, 2010 to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. We have elected to pay the principal amount of the 2010 Notes in cash when they are due. Subsequently, we repurchased a total of $163.1 million face value of the outstanding 2010 Notes in 2005 and 2008. The aggregate principal amount of the 2010 Notes outstanding as of December 31, 2009 was $137.0 million, offset by an unamortized debt discount of $0.9 million. The debt discount was amortized over the remaining one month until maturity of the 2010 Notes, see Note 15, “Convertible Notes,” of Notes to Consolidated Financial Statements for additional details. The 2010 Notes were paid off in full in February 2010.

On June 29, 2009, we entered into an Indenture by and between us and U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2009 was $172.5 million, offset by unamortized debt discount of $60.5 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 54 months until maturity of the 2014 Notes on June 15, 2014. See Note 15, “Convertible Notes,” of Notes to Consolidated Financial Statements for additional details.

As of December 31, 2009, our material contractual obligations are (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Contractual obligations(1)
Operating leases	$50,504	$7,304	$4,654	$4,737	$4,313	$4,444	$25,052
Convertible notes	309,450	136,950	—	—	—	172,500	—
Interest payments related to convertible notes	38,432	8,625	8,625	8,625	8,625	3,932	—
Total	$398,386	$152,879	$13,279	$13,362	$12,938	$180,876	$25,052
___________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.4 million, including $8.4 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable, as of December 31, 2009. As noted in Note 11, “Income Taxes,” of Notes to Consolidated Financial Statements, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

Share Repurchase Program

In October 2001, the Board approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. For the year ended December 31, 2009, we did not repurchase any Common Stock. As of December 31, 2009, we had repurchased a cumulative total of approximately 16.8 million shares of our Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of December 31, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of our outstanding Common Stock.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2009, we did not repurchase any Common Stock. During the year ended December 31, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $44.2 million was recorded as an increase to accumulated deficit for the year ended December 31, 2008.

Shareholder Litigation Related to Historical Stock Option Practices

See Note 16 “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements for further discussion.

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

In addition, we may enter into certain settlement of patent infringement disputes. The amount of consideration (including but not limited to past royalty payments, future royalty payments and punitive damages) of the settlement agreement is allocated to each element based on the fair value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant obligations and collectibility is reasonably assured. We do not recognize any revenues prior to execution of the agreement since there is no reliable basis on which we can estimate the amounts for royalties related to previous periods or assess collectability.

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

Technology licenses.  We develop proprietary and industry-standard chip interface products, such as RDRAMtm and XDRtm that we provide to our customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We recognize revenue from these arrangements upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.

Contract Revenue

We generally recognize revenue using percentage of completion for development contracts related to licenses of our interface solutions, such as XDRtm and FlexIOtm that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress to completion using input measures based upon contract costs incurred. Prior to the first quarter of 2008, we determined progress to completion using labor-hours incurred. The change to input measures better reflects the overall gross margin over the life of the contract. This change did not have a significant impact on our results of operations. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

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

We also recognize revenue for development contracts related to licenses of our chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product.

Our rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, we do not have a sufficient population of contracts from which to derive vendor specific objective evidence for each of the elements.

Therefore, after we deliver the product, if the only undelivered element is PCS, we will recognize all revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. We review assumptions regarding the PCS periods on a regular basis. If we determine that it is necessary to revise the estimates of the support periods, the total amount of revenue to be recognized over the life of the contract would not be affected.

Litigation

We are involved in certain legal proceedings, as discussed in Note 16, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we accrue for losses related to litigation if we determine that a loss is probable and can be reasonably estimated. If a specific loss amount cannot be estimated, we review the range of possible outcomes and accrue the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

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

As of December 31, 2009, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $153.1 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities. For the year ended December 31, 2009, a valuation allowance of $150.9 million reduced net deferred tax assets to $2.2 million. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the semiconductor industry.

We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence. Though considered positive evidence, projected income from favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to our inability to reliably estimate the timing and amounts of such settlements. In January 2010, we signed an agreement with Samsung which will be considered in assessing the need for a valuation allowance going forward.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although FASB Accounting Standards Codification (“ASC”) 740 Income Taxes, provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

Stock-Based Compensation

For the years ended December 31, 2009, 2008 and 2007, we maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, we sponsor an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

Effective January 1, 2006, we adopted the revised accounting guidance for share-based payment. The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. We selected the modified prospective method of adoption, which recognizes compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption. This method did not require a restatement of prior periods. However, awards granted and still unvested on the date of adoption are attributed to expense under the accounting guidance for share-based payments, including the application of a forfeiture rate on a prospective basis. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 8, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

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

Non-Marketable Securities

We have an investment in a non-marketable security of a private company which is carried at cost. We monitor the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The non-marketable security is classified as other non-current assets in the consolidated balance sheets.

Convertible Notes

See Note 15, “Convertible Notes,” of Notes to Consolidated Financial Statements regarding the accounting policy in regards to the adoption of the new FASB accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate policy, we limit the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any one non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in U.S. Treasuries, U.S. Agencies, corporate bonds and municipal bonds and notes with maturities up to 36 months. However, the bias of our investment portfolio is shorter maturities. All investments must be U.S. dollar denominated.

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2009, we had an investment portfolio of fixed income marketable securities of $452.0 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 10% from the levels as of December 31, 2009, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the book value, fair value, unrealized gains and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of December 31, 2009 and 2008:

	December 31, 2009
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds, and Commercial Paper	32,291	32,222	70	(1)	1.89%
Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—
Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

	December 31, 2008
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$110,732	$110,732	$—	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	—	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	197	(164)	3.06%
Total cash equivalents and marketable securities	340,344	339,185	1,323	(164)
Cash	5,509	5,509	—	—
Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,323	$(164)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our convertible notes as of December 31, 2009:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
Zero Coupon Convertible Senior Notes due 2010	$142,599	$156,859	$128,339
5% Convertible Senior Notes due 2014	261,160	287,276	235,044
Total convertible notes	$403,759	$444,135	$363,383

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2009, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

The internal control over financial reporting related to the business acquired from Global Lighting Technologies, Inc., known as the Lighting Technology Division, was excluded from the evaluation of the effectiveness of the Company's disclosure control and procedures as of the end of the period covered by this report because it was acquired in a business combination during 2009. Total assets, revenues and operating expenses of this business represent approximately 0.04%, 0% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the period covered by this report.

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

Our management has excluded the business acquired from Global Lighting Technologies, Inc., known as the Lighting Technology Division, from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a business combination during the year ended December 31, 2009. Combined total assets, revenues and operating expenses of this business represent 0.04%, 0% and 0.1%, respectively, of the consolidated financial statement amounts of the Company as of and for the fiscal year ended December 31, 2009.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our website at http://investor.rambus.com/documentdisplay.cfm?DocumentID=5115. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any amendments or waivers, if and when granted, of our Code of Business Conduct and Ethics on our website.

Item 11.  Executive Compensation

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of  Rambus Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company changed the manner in which it accounts for certain convertible debt instruments, effective January 1, 2009.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the business acquired from Global Lighting Technologies, Inc., known as the Lighting Technology Division, from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a business combination during the year ended December 31, 2009. We have also excluded this business from our audit of internal control over financial reporting. This business’ total assets, revenues and operating expenses represent approximately 0.04%, 0% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 25, 2010

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$289,073	$116,241
Marketable securities	171,120	229,612
Accounts receivable	949	1,503
Prepaids and other current assets	8,700	8,486
Deferred taxes	129	88
Total current assets	469,971	355,930
Restricted cash	639	632
Deferred taxes, long term	2,034	1,857
Intangible assets, net	21,660	7,244
Property and equipment, net	38,966	22,290
Goodwill	15,554	4,454
Other assets	7,045	4,963
Total assets	$555,869	$397,370
LIABILITIES
Current liabilities:
Accounts payable	$8,972	$6,374
Accrued salaries and benefits	6,435	9,859
Accrued litigation expenses	5,147	14,265
Income taxes payable	486	638
Non-cash obligation for construction in progress	25,100	—
Other accrued liabilities	4,020	4,965
Convertible notes	136,032	—
Total current liabilities	186,192	36,101
Convertible notes	112,012	125,474
Long-term income taxes payable	1,994	1,953
Other long-term liabilities	344	901
Total liabilities	300,542	164,429
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2009 and December 31, 2008	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding 105,934,157 shares at December 31, 2009 and 103,803,006 shares at December 31, 2008	106	104
Additional paid in capital	818,992	703,640
Accumulated deficit	(563,858)	(471,672)
Accumulated other comprehensive income, net	87	869
Total stockholders’ equity	255,327	232,941
Total liabilities and stockholders’ equity	$555,869	$397,370

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenue:
Royalties	$108,001	$126,910	$154,306
Contract revenue	5,006	15,584	25,634
Total revenue	113,007	142,494	179,940
Costs and expenses:
Cost of contract revenue*	6,876	21,303	27,124
Research and development*	67,252	76,222	82,877
Marketing, general and administrative*	128,199	124,077	120,597
Costs (recoveries) of restatement and related legal activities	(13,458)	3,262	19,457
Restructuring costs*	—	4,185	—
Impairment of intangible asset	—	2,158	—
Total costs and expenses	188,869	231,207	250,055
Operating loss	(75,862)	(88,713)	(70,115)
Interest income and other income, net	4,085	15,199	21,759
Interest expense	(20,950)	(11,805)	(11,011)
Interest and other income (expense), net	(16,865)	3,394	10,748
Loss before income taxes	(92,727)	(85,319)	(59,367)
Provision for (benefit from) income taxes	(541)	113,791	(25,146)
Net loss	$(92,186)	$(199,110)	$(34,221)
Net loss per share:
Basic	$(0.88)	$(1.90)	$(0.33)
Diluted	$(0.88)	$(1.90)	$(0.33)
Weighted average shares used in per share calculations:
Basic	105,011	104,574	104,056
Diluted	105,011	104,574	104,056

* Includes stock-based compensation:
Cost of contract revenue	$1,002	$5,187	$5,910
Research and development	$9,715	$13,488	$16,199
Marketing, general and administrative	$20,868	$18,492	$22,701
Restructuring costs	$—	$547	$—

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
	(In thousands)
Balances at December 31, 2006	103,820	$104	$598,385	$(193,612)	$(630)	$404,247
ASC 740-10 Tax Adjustment	—	—	239	94	—	333
Balances at January 1, 2007	103,820	104	598,624	(193,518)	(630)	404,580
Components of comprehensive loss:
Net loss	—	—	—	(34,221)	—	(34,221)
Foreign currency translation adjustments, net of tax	—	—	—	—	66	66
Unrealized gain on marketable securities, net of tax	—	—	—	—	688	688
Total comprehensive loss						(33,467)
Reversal of liability-based stock awards to equity	—	—	2,136	—	—	2,136
Issuance of common stock upon exercise of options, equity stock and stock units, and employee stock purchase plan	1,475	1	11,831	—	—	11,832
Repurchase and retirement of common stock under repurchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	43,676	—	—	43,676
Tax shortfall from equity incentive plans	—	—	(6,271)	—	—	(6,271)
Balances at December 31, 2007	105,295	105	649,996	(227,739)	124	422,486
Components of comprehensive loss:
Net loss	—	—	—	(199,110)	—	(199,110)
Foreign currency translation adjustments, net of tax	—	—	—	—	60	60
Unrealized gain on marketable securities, net of tax	—	—	—	—	685	685
Total comprehensive loss						(198,365)
Issuance of common stock upon exercise of options, equity stock and stock units, and employee stock purchase plan	2,251	2	21,761	—	—	21,763
Repurchase and retirement of common stock under repurchase plan and shares received from a former executive	(3,743)	(3)	(5,248)	(44,823)	—	(50,074)
Repurchase of convertible notes	—	—	(259)	—	—	(259)
Stock-based compensation	—	—	37,761	—	—	37,761
Tax shortfall from equity incentive plans	—	—	(371)	—	—	(371)
Balances at December 31, 2008	103,803	$104	$703,640	$(471,672)	$869	$232,941
Components of comprehensive loss:
Net loss	—	—	—	(92,186)	—	(92,186)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(782)	(782)
Total comprehensive loss						(92,968)
Issuance of common stock upon exercise of options, equity stock and stock units, and employee stock purchase plan	2,131	2	19,747	—	—	19,749
Equity component of 5% convertible senior notes due 2014	—	—	63,867	—	—	63,867
Stock-based compensation	—	—	31,738	—	—	31,738
Balances at December 31, 2009	105,934	$106	$818,992	$(563,858)	$87	$255,327

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(92,186)	$(199,110)	$(34,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	31,585	37,167	44,810
Depreciation	10,661	11,326	11,202
Impairment of investments	164	—	—
Amortization of intangible assets	2,984	4,339	5,286
Non-cash interest expense and amortization of convertible debt issuance costs	16,624	11,805	11,011
Deferred tax (benefit) provision	(218)	114,719	(26,320)
Loss on disposal of property and equipment	15	76	445
Impairment of intangible assets	—	2,158	—
Restructuring costs (non-cash)	—	547	—
Gain on repurchase of convertible notes	—	(2,528)	—
Recoveries of restatement and related legal activities (non-cash)	—	(849)	—
Change in assets and liabilities:
Accounts receivable	554	417	674
Prepaids and other assets	1,004	95	(6,190)
Accounts payable	2,520	(3,607)	3,809
Accrued salaries and benefits and other accrued liabilities	(3,506)	(2,060)	(4,333)
Accrued litigation expenses	(9,118)	(11,969)	3,091
Income taxes payable	(111)	(1,775)	816
Deferred revenue	(1,557)	(879)	(4,801)
Decrease (increase) in restricted cash	(7)	1,654	1
Net cash provided by (used in) operating activities	(40,592)	(38,474)	5,280
Cash flows from investing activities:
Acquisition of business	(26,000)	—	(1,139)
Purchases of property and equipment	(2,665)	(9,871)	(8,347)
Investment in non-marketable security	(2,000)	—	—
Acquisition of intangible assets	(2,500)	(300)	(30)
Purchases of marketable securities	(183,217)	(362,968)	(664,420)
Maturities of marketable securities	240,927	430,844	598,543
Proceeds from sale of marketable securities	—	24,996	108,550
Proceeds from sale of property and equipment	—	30	—
Net cash provided by investing activities	24,545	82,731	33,157
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	172,500	—	—
Issuance costs related to the issuance of convertible senior notes	(4,313)	—	—
Proceeds received from issuance of common stock under employee stock plans	20,692	21,688	11,831
Payments under installment payment arrangement	—	(1,250)	(4,250)
Repurchase and retirement of common stock	—	(49,226)	—
Repurchase of convertible notes	—	(18,679)	—
Net cash provided by (used in) financing activities	188,879	(47,467)	7,581
Effect of exchange rates on cash and cash equivalents	—	60	69
Net increase (decrease) in cash and cash equivalents	172,832	(3,150)	46,087
Cash and cash equivalents at beginning of year	116,241	119,391	73,304
Cash and cash equivalents at end of year	$289,073	$116,241	$119,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,943	$—	$—
Cash paid for income taxes	$748	$528	$1,046
Cash received from income tax refunds	$625	$309	$—

Non-cash investing activities:
Non-cash obligation for construction in progress	$25,100	$—	$—

See Notes to Consolidated Financial Statements

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Formation and Business of the Company

Rambus Inc. (the “Company” or “Rambus”) designs, develops and licenses chip interface technologies that are foundational to nearly all digital electronics products. Rambus’ chip interface technologies are designed to improve the performance, power efficiency, time-to-market and cost-effectiveness of its customers’ semiconductor and system products for computing, gaming and graphics, consumer electronics and mobile applications. In December 2009, the Company added lighting technology to its portfolio of solutions through the acquisition of patented innovations and technology from Global Lighting Technologies Inc. (“GLT”). This technology is highly complementary to the Company’s chip interface technologies since it is intended to improve the visual capabilities, form factor, power efficiency and cost effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics and mobile applications. The new technology also has great potential to enable cost-effective and power-efficient LED-based general lighting products. Rambus was incorporated in California in March 1990 and reincorporated in Delaware in March 1997.

2.  Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan and Rambus, located in George Town, Grand Caymans, British West Indies, of which Rambus Chip Technologies (India) Private Limited, Rambus Deutschland GmbH, located in Pforzheim, Germany, and Rambus Korea, Inc., located in Seoul, Korea. In addition, Rambus International Ltd. and Rambus Delaware LLC are also subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Patent licenses.  Rambus licenses its broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of Rambus’ patent portfolio. Rambus generally recognizes revenue from these arrangements (except for those royalties subject to the Federal Trade Commission (the “FTC”) order discussed below) as amounts become due. The contractual terms of the agreements generally provide for payments over an extended period of time.

On February 2, 2007, the FTC issued an order requiring Rambus to limit the royalty rates charged for certain SDR and DDR SDRAM memory and controller products sold by licensees after April 12, 2007. The FTC stayed this requirement on March 16, 2007, subject to certain conditions. One such condition of the stay limits the royalties Rambus can receive under certain contracts so that they do not exceed the FTC’s Maximum Allowable Royalties (“MAR”). Amounts in excess of MAR that are subject to the order are excluded from revenue (“previously withheld royalties”). On April 22, 2008, the United States Court of Appeals for the District of Columbia (the “CADC”) overturned the FTC decision. On October 16, 2008, the FTC issued an order (“FTC Disposition Order”) authorizing Rambus to receive the excess consideration that customers have previously deducted from their quarterly payments made to Rambus under the Patent License Agreement (see Note 16, “Litigation and Asserted Claims”). In the year ended December 31, 2008, $6.2 million of these previously withheld royalties were received from the customers and recognized as revenue.

Technology licenses.  Rambus develops proprietary and industry-standard chip interface products, such as RDRAMtmand XDRtm that Rambus provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.

Contract Revenue

Rambus generally recognizes revenue using percentage of completion for development contracts related to licenses of its interface solutions, such as XDRtm and FlexIOtm that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon contract costs incurred. Prior to the first quarter of 2008, Rambus determined progress to completion using labor-hours incurred. The change to input measures better reflects the overall gross margin over the life of the contract. This change did not have a significant impact on the Company’s results of operations. Rambus has evaluated use of output measures versus input measures and has determined that its output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If Rambus determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project were less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project were longer than the original assumptions, the contract fees will be recognized over a longer period. As of December 31, 2009, we have accrued a liability of approximately $0.1 million related to estimated loss contracts.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Rambus also recognizes revenue in accordance with software revenue recognition methods for development contracts related to licenses of its chip interface products that involve non-essential engineering services and post contract support (“PCS”). These software revenue recognition methods apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. Rambus’ rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, the Company does not have a sufficient population of contracts from which to derive vendor specific objective evidence for each of the elements.

Therefore, after Rambus delivers the product, if the only undelivered element is PCS, Rambus will recognize all revenue ratably over either the contractual PCS period or the period during which PCS is expected to be provided. Rambus reviews assumptions regarding the PCS periods on a regular basis. If Rambus determines that it is necessary to revise the estimates of the support periods, the total amount of revenue to be recognized over the life of the contract would not be affected.

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

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in Rambus’ consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. See Note 11, “Income Taxes,” for details related to the Company’s deferred tax asset valuation allowance.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10 related to uncertainties in income taxes. As a result, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2009, 2008 and 2007, the Company maintained stock plans covering a broad range of equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Company sponsors an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates. See Note 8, “Equity Incentive Plans and Stock-Based Compensation,” for a detailed description of the Company’s plans.

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

See Note 11, “Income Taxes,” for additional information.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions. The cash equivalent balances are invested in highly-rated and highly-liquid money market securities.

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of the Company’s investments, there have been no credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.

Non-Marketable Securities

The Company has an investment in a non-marketable security of a private company which is carried at cost. The Company monitors the investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The non-marketable security is classified as other non-current assets in the consolidated balance sheets.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair Value of Financial Instruments

The amounts reported for cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. The Company adopted the fair value measurement statement, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. For the discussion regarding the impact of the adoption of the statement on the Company’s marketable securities, see Note 17, “Fair Value of Financial Instruments.” Additionally, the Company has adopted the fair value option for financial assets and financial liabilities statement, effective January 1, 2008. The Company has not elected the fair value option for financial instruments not already carried at fair value.

Property and Equipment

Property and equipment includes computer equipments, software, leasehold improvements, furniture and fixtures and a construction in progress building. Computer equipment, computer software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over an estimated useful life of three years. Certain software licenses are depreciated over three to five years, depending on the term of the license. Since certain improvements constructed by the Company were considered structural in nature and the Company is  responsible for any cost overruns, the Company is considered to be the owner of the construction project for a building in accordance with accounting for the effect of lessee involvement in asset construction. Therefore, the Company has capitalized the fair value of the portion of the building that the Company will occupy as construction in progress with a corresponding obligation for construction in progress. See Note 6, “Balance Sheet Details,” and Note 7, “Commitments and Contingencies,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

Goodwill

Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. The accounting treatment for goodwill, requires that companies not amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment. The second step involves determining the fair value of goodwill for each reporting unit. Any excess carrying amount of goodwill over the fair value determined in the second step will be recorded as a goodwill impairment loss.

The Company completed the first step of its annual impairment analysis related to the chip interface and other technology reporting unit as of December 31, 2009 and found no instance of impairment of its recorded goodwill of $4.5 million at December 31, 2009. In regards to the goodwill related to the lighting technology reporting unit which was created from the acquisition of patented innovations and technology from GLT of $11.1 million, as the Company acquired the assets in December 2009 and there were no triggering events to cause impairment, the purchase price approximates the fair value as of December 31, 2009 and no goodwill impairment was identified. If the Company’s estimates or the related assumptions change in the future, it may be required to record an impairment charge for goodwill to reduce the carrying amount to its estimated fair value.

Intangible Assets

The valuation and useful lives of the acquired intangible assets were allocated based on estimated fair values at the acquisition dates. The value of the purchases, along with interviews and management’s estimates were used to determine the useful lives of the assets. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenue, operating expenses and income taxes. The discount rates used in the valuation of intangible assets reflected the level of risk associated with the particular technology and the current return on investment requirements of the market.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impairment of Long-Lived Assets and Other Intangible Assets

Rambus evaluates the recoverability of long-lived assets with finite lives. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to ten years. Recognition of impairment of long-lived assets are required whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on Rambus’ financial position and results of operations. During 2009, Rambus did not recognize any impairment of its long-lived and intangible assets. During 2008, Rambus determined that approximately $2.2 million of intangible assets had no alternative use and was impaired as a result of a customer’s change in technology requirements.

Restructuring Costs

In connection with the Company’s exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. Formal plans are developed and approved by management. Restructuring costs related to employee severance are recorded when probable and estimable. Fixed assets that are impaired as a result of restructuring plans are typically accounted for as assets held for sale or are abandoned. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Rambus has identified one operating and reporting segment, the design, development and licensing of memory and logic interfaces, lighting and optoelectronics, and other technologies. This segment operates in three geographic regions: North America, Asia and Europe.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income (loss), net of tax, is presented in the statements of stockholders’ equity and comprehensive loss.

Litigation

Rambus is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, Rambus accrues for losses related to litigation if it determines that a loss is probable and can be

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

reasonably estimated. If a loss cannot be estimated, Rambus reviews the range of possible outcomes and accrues the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. Rambus recognizes litigation expenses in the period in which the litigation services were provided.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 which includes two major new disclosure requirements and clarifies two existing disclosure requirements related to fair value measurement. ASU 2010-06 is effective for interim or annual reporting periods beginning after December 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements. This new pronouncement will be incorporated into the disclosure related to the fair value of financial instruments in the quarterly filing for the first quarter of 2010.

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus under ASU No. 2009-13 on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company will evaluate the impact of this issue on the Company’s financial statements when reviewing its new or materially modified revenue arrangements with multiple deliverables once this issue becomes effective.

In June 2009, the FASB issued a statement which improves financial reporting by enterprises involved with variable interest entities. This statement requires companies to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement will be effective as of the beginning of the annual reporting period that begins after November 15, 2009. The Company will evaluate the impact of this statement on the Company’s financial statements when it becomes applicable.

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

3. Retrospective Adoption of New Accounting Pronouncement

In May 2008, the FASB issued new accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (“new FASB accounting guidance”). The new FASB accounting guidance specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The debt component was determined based on a binomial lattice model. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability, net of deferred taxes, as of the date of issuance. The new FASB accounting guidance was effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. The Company adjusted the historical financial statements in the Form 8-K filed on June 22, 2009 to reflect the impact of this new accounting guidance.

The adoption of the new FASB accounting guidance on January 1, 2009 impacted the historical accounting for the Company’s zero coupon convertible senior notes due February 1, 2010 (the “2010 Notes”) as the Company’s 2010 Notes satisfy the criteria for accounting under the new FASB accounting guidance. The Company determined that the liability component of the 2010 Notes was $200.3 million and the equity component of the 2010 Notes was $99.7 million as of the date of issuance. The Company has accounted for this change in accounting principle by retrospectively adjusting prior period financial statements, including those set forth herein.

The debt component is accreted to par using the effective interest method and accretion is reported as a component of interest expense in the Company’s consolidated statements of operations. The interest expense attributed to the adoption of the new FASB accounting guidance for 2008 and 2007 was $11.8 million and $11.0 million, respectively, at an annualized effective interest rate of 8.4%. The adoption also resulted in a $22.0 million prior period cumulative adjustment in the consolidated balance sheets and the

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

consolidated statement of stockholders’ equity and comprehensive loss that was included in the January 1, 2006 accumulated deficit beginning balance. The equity component is not required to be subsequently re-valued under the new FASB accounting guidance as long as it continues to qualify for equity treatment. The deferred financing costs associated with the issuance of the 2010 Notes were previously reported at $7.2 million. These costs have been allocated proportionately between the liability and equity components. The issuance costs associated with the liability component continues to be included in other assets on the Company’s consolidated balance sheets, whereas the issuance costs associated with the equity component are included in additional paid-in-capital and are not amortized.

The Company originally recorded amortization expense of note issuance costs of $3.2 million for 2006 and no amortization expense of note issuance costs in 2008 and 2007 due to the acceleration of the remaining amortization of note issuance costs in connection with the notice of acceleration relative to the 2010 Notes. The adoption of the new FASB accounting guidance resulted in the reversal of the acceleration of amortization of note issuance costs in 2006. This decreased the amortization expense of note issuance costs for 2006 to $0.5 million and increased the amortization expense of note issuance costs for 2007 and 2008 to $0.5 million and $0.6 million, respectively.

In the year ended December 31, 2008, the Company repurchased $23.1 million face value of the outstanding 2010 Notes. The Company originally reported a net gain on extinguishment of $4.4 million for 2008. The adoption of the new FASB accounting guidance decreased the gain on extinguishment for 2008 to $2.5 million as a result of $1.6 million of accelerated interest expense, which was recorded against the original gain amount, and $0.3 million associated with the equity component.

The unamortized discount will continue to be amortized through January 2010, given the repayment date of the 2010 Notes on February 1, 2010. The following adjustments have been made to the previously reported consolidated statements of operations for the years ended December 31, 2008 and 2007 and the consolidated balance sheet as of December 31, 2008.

	As of December 31, 2008
	As previously reported	Adjustments	As adjusted
	(In thousands)
Deferred taxes, long term	$1,857	$—	$1,857
Other assets	$4,483	$480	$4,963
Total assets	$396,890	$480	$397,370
Convertible notes	$136,950	$(11,476)	$125,474
Additional paid in capital	$655,724	$47,916	$703,640
Accumulated deficit	$(435,712)	$(35,960)	$(471,672)
Total stockholders’ equity	$220,985	$11,956	$232,941
Total liabilities and stockholders’ equity	$396,890	$480	$397,370

	Year ended December 31, 2008
	As previously reported	Adjustments	As adjusted
	(In thousands, except per share amounts)
Interest income and other income (expense), net	$17,042	$(1,843)	$15,199
Interest expense	$—	$(11,805)	$(11,805)
Net loss before income taxes	$(71,671)	$(13,648)	$(85,319)
Provision for (benefit from) income taxes	$124,252	$(10,461)	$113,791
Net loss	$(195,923)	$(3,187)	$(199,110)
Net loss per share — Basic	$(1.87)	$(0.03)	$(1.90)
Net loss per share — Diluted	$(1.87)	$(0.03)	$(1.90)

	Year ended December 31, 2007
	As previously reported	Adjustments	As adjusted
	(In thousands, except per share amounts)
Interest income and other income (expense), net	$21,759	$—	$21,759
Interest expense	$—	$(11,011)	$(11,011)
Net loss before income taxes	$(48,356)	$(11,011)	$(59,367)
Benefit from income taxes	$(20,692)	$(4,454)	$(25,146)
Net loss	$(27,664)	$(6,557)	$(34,221)
Net loss per share — Basic	$(0.27)	$(0.06)	$(0.33)
Net loss per share — Diluted	$(0.27)	$(0.06)	$(0.33)

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.  Business Risks and Credit Concentration

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

The Company markets and sells its chip interfaces to a narrow base of customers and generally does not require collateral. For the year ended December 31, 2009, revenue from AMD, Fujitsu, NEC, Panasonic, and Toshiba each individually accounted for 10% or more of its total revenue, and in the aggregate, represented 77% of total revenue. For the year ended December 31, 2008, revenue from AMD, Elpida, Fujitsu, NEC, Panasonic, and Sony each individually accounted for 10% or more of its total revenue, and in the aggregate, represented 77% of total revenue. For the year ended December 31, 2007, revenue from Elpida, Fujitsu, Qimonda and Toshiba each individually accounted for 10% or more of its total revenue, and in the aggregate, represented 59% of total revenue. The Company expects that its revenue concentration will decrease over time as the Company licenses new customers.

As of December 31, 2009 and 2008, the Company’s cash, cash equivalents and marketable securities were invested with two financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. government bonds and notes, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’ policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.

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

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	December 31, 2009
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds, and Commercial Paper	32,291	32,222	70	(1)	1.89%
Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—
Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

	December 31, 2008
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$110,732	$110,732	$—	$—	0.90%
Municipal Bonds and Notes	1,000	1,000	—	—	3.85%
U.S. Government Bonds and Notes	149,304	148,178	1,126	—	2.79%
Corporate Notes, Bonds, and Commercial Paper	79,308	79,275	197	(164)	3.06%
Total cash equivalents and marketable securities	340,344	339,185	1,323	(164)
Cash	5,509	5,509	—	—
Total cash, cash equivalents and marketable securities	$345,853	$344,694	$1,323	$(164)

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Cash equivalents	$280,908	$110,732
Short term marketable securities	171,120	229,612
Total cash equivalents and marketable securities	452,028	340,344
Cash	8,165	5,509
Total cash, cash equivalents and marketable securities	$460,193	$345,853

The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company classifies all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be temporary and credit losses. As of December 31, 2009, marketable securities with a fair value of $69.7 million, which mature within one year had insignificant unrealized losses. The Company has considered all available evidence and determined that these unrealized losses are due to current market conditions and the Company has the ability to hold these securities so the Company believes that it can recover the amortized cost of these investments. There is no evidence of impairment due to credit losses in the portfolio. Therefore, these unrealized losses were recorded in other comprehensive income.

The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain, net, at December 31, 2009 and December 31, 2008 are as follows:

	As of		Unrealized Gain, net
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(In thousands)
Contractual maturity:
Due within one year	$419,054	$223,458	$250	$345
Due from one year through three years	32,974	116,886	127	814
	$452,028	$340,344	$377	$1,159

The unrealized gains, net, were insignificant in relation to our total available-for-sale portfolio. The unrealized gains, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government bonds and notes. See Note 17, “Fair Value of Financial Instruments,” for fair value discussion regarding the Company’s cash equivalents and marketable securities.

6.  Balance Sheet Details

Property and Equipment, net

Property and equipment, net is comprised of the following:

	December 31,
	2009	2008
	(In thousands)
Computer equipment	$23,795	$24,932
Computer software	33,768	35,981
Leasehold improvements	12,924	12,892
Furniture and fixtures	7,579	7,525
Construction in progress	25,435	1,029
	103,501	82,359
Less accumulated depreciation and amortization	(64,535)	(60,069)
	$38,966	$22,290

On December 15, 2009, the Company entered into a new lease for office space that will be used for the Company’s corporate headquarters functions, as well as engineering, marketing and administrative operations and activities. Since certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, the Company is considered to be the owner of the construction project in accordance with accounting for the effect of lessee involvement in asset construction. Therefore, the Company has capitalized approximately $25.1 million, included in construction in progress, based on the fair value of the portion of the building that it will occupy with a corresponding liability for construction in progress. See Note 7, “Commitments and Contingencies,” for additional details.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $10.7 million, $11.3 million and $11.2 million, respectively.

Goodwill

Changes in the carrying value of goodwill for the following years are as follows:

	December 31,
	2009	2008
	(In thousands)
Beginning balance at January 1	$4,454	$4,454
Goodwill acquired during the period	11,100	—
Ending balance at December 31	$15,554	$4,454

On December 14, 2009, the Company, in a business combination, acquired technology and a portfolio of advanced lighting and optoelectronics patents from Global Lighting Technologies, Inc., a Cayman Islands corporation, and certain affiliated companies for a total purchase price of $26.0 million in cash. As a result of the acquisition, the Company recognized goodwill of $11.1 million. See Note 18, “Acquisition,” for additional details.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2009	2008
	(In thousands)
Foreign currency translation adjustments, net of tax	$86	$86
Unrealized gain on available for sale securities, net of tax	1	783
Total	$87	$869

As a result of providing a full valuation allowance of the deferred tax assets in the U.S., the Company reversed $0.4 million of unrealized gain previously recorded in other comprehensive loss for the year ended December 31, 2008.

7.  Commitments and Contingencies

The Company leases its present office facilities in Los Altos, California, under an operating lease agreement through December 31, 2010. As part of this lease transaction, the Company provided a letter of credit restricting approximately $0.6 million of its cash as collateral for certain obligations under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations under the Company’s investment policy. The Company also leased a facility in Mountain View, California, through November 11, 2009, which the Company vacated during the fourth quarter of 2008 and subleased at a rate equal to its rent associated with the facility. The Company leases a facility in Chapel Hill, North Carolina through November 14, 2015, a facility for the Company’s design center in Bangalore, India through November 4, 2012 and a facility in Tokyo, Japan through July 31, 2010. In addition, the Company also leases office facilities in various international locations under non-cancelable leases that range in terms from month-to-month to one year.

On December 15, 2009, the Company entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby the Company will lease approximately 125,000 square feet of office space located at 1040 Enterprise Way in Sunnyvale, California (the “Lease”). The office space will be used for the Company’s corporate headquarters functions, as well as engineering, marketing and administrative operations and activities. The Company plans to move to the new premises in the second half of 2010 following completion of leasehold improvements. The Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Lease term. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be $4.8 million in the tenth year. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Company has two options to extend the Lease for a period of sixty months each and a one-time option to terminate the Lease after 84 months in exchange for an early termination fee.

During the first quarter of 2010, the Company will begin a build-out of this facility and expects to incur approximately $11.5 million in construction costs. Under the terms of the Lease, the landlord has agreed to reimburse the Company approximately

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

$10.0 million of this amount. Because certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, the Company is considered to be the owner of the construction project in accordance with accounting for the effect of lessee involvement in asset construction.

Therefore, the Company has capitalized $25.1 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding liability for construction in progress. The fair value was determined as of December 31, 2009 using level 3 inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

Upon completion of construction, the Company will apply sale-leaseback accounting. At that time, the Company will determine whether the lease will be treated as a capital or operating lease.

On February 1, 2005, the Company issued $300.0 million aggregate principal amount of the 2010 Notes to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the convertible notes to institutional investors. The Company has elected to pay the principal amount of the 2010 Notes in cash when they are due. Subsequently, the Company repurchased a total of $163.1 million face value of the outstanding 2010 Notes in 2005 and 2008. The aggregate principal amount of the 2010 Notes outstanding as of December 31, 2009 was $137.0 million, offset by an unamortized debt discount of $0.9 million. The debt discount is currently being amortized over the remaining 1 month until maturity of the 2010 Notes, see Note 15, “Convertible Notes,” for additional details.

On June 29, 2009, the Company entered into an Indenture by and between the Company and U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 (the “2014 Notes”). On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2009 was $172.5 million, offset by unamortized debt discount of $60.5 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 54 months until maturity of the 2014 Notes on June 15, 2014. See Note 15, “Convertible Notes,” for additional details.

As of December 31, 2009, the Company’s material contractual obligations are (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Contractual obligations(1)
Operating leases	$50,504	$7,304	$4,654	$4,737	$4,313	$4,444	$25,052
Convertible notes	309,450	136,950	—	—	—	172,500	—
Interest payments related to convertible notes	38,432	8,625	8,625	8,625	8,625	3,932	—
Total	$398,386	$152,879	$13,279	$13,362	$12,938	$180,876	$25,052
___________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.4 million, including $8.4 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable, as of December 31, 2009. As noted below in Note 11, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Rent expense was approximately $6.3 million, $6.9 million and $6.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred rent of $0.7 million as of December 31, 2009 was included primarily in current liabilities. Deferred rent of $1.1 million as of December 31, 2008 was included primarily in other long-term liabilities.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

claim by any third party with respect to the Company’s products. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to fees received by the Company.

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of December 31, 2009 and 2008, respectively, the Company had made payments of approximately $11.4 million and $6.5 million on their behalf. These payment were recorded under costs of restatement and related legal activities in the consolidated statements of operations. The Company received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of the Company’s stock with a value of approximately $0.8 million in the fourth quarter of 2008. Additionally, as of December 31, 2009, the Company has received $12.3 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs (recoveries) of restatement and related legal activities in the consolidated statements of operations.

8.  Equity Incentive Plans and Stock-Based Compensation

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

The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value of the common stock on the date of grant, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Plan was replaced and the 1999 Plan was terminated. On April 30, 2009, stockholders approved additional 6,500,000 shares for issuance under the 2006 Plan. Those who will be eligible for awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months, have straight-line vesting schedules, and expire not more than ten years from date of grant. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares as needed.

As of December 31, 2009, 7,462,394 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2006	7,866,200
Stock options granted	(3,202,800)
Stock options forfeited	1,791,361
Stock options expired under former plans	(1,523,097)
Nonvested equity stock and stock units granted(1)	(342,533)
Shares available as of December 31, 2007	4,589,131
Stock options granted	(1,884,490)
Stock options forfeited	2,188,422
Stock options expired under former plans	(1,359,483)
Nonvested equity stock and stock units granted(1)	(1,056,096)
Nonvested equity stock and stock units forfeited(1)	79,500
Shares available as of December 31, 2008	2,556,984
Increase in shares approved for issuance	6,500,000
Stock options granted	(1,487,905)
Stock options forfeited	2,123,045
Stock options expired under former plans	(1,849,516)
Nonvested equity stock and stock units granted(1)	(419,214)
Nonvested equity stock and stock units forfeited(1)	39,000
Total shares available for grant as of December 31, 2009	7,462,394
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

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the years ended December 31, 2009 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2009.

	Options Outstanding		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2006	18,672,877	$18.32
Options granted	3,202,800	18.72
Options exercised	(1,333,578)	8.43
Options forfeited	(1,791,361)	22.89
Outstanding as of December 31, 2007	18,750,738	$20.17
Options granted	1,884,490	19.70
Options exercised	(1,873,067)	9.70
Options forfeited	(2,188,422)	20.97
Outstanding as of December 31, 2008	16,573,739	$21.19
Options granted	1,487,905	9.21
Options exercised	(1,482,489)	11.29
Options forfeited	(2,123,045)	21.34
Outstanding as of December 31, 2009	14,456,110	$20.95	5.38	$102,146
Vested or expected to vest at December 31, 2009	13,838,744	$21.40	5.35	$93,671
Options exercisable at December 31, 2009	10,327,025	$22.88	4.53	$65,738

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2009, based on the $24.40 closing stock price of Rambus’ Common Stock on December 31, 2009 on The NASDAQ Global Select

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2009 was 11,477,310 and 7,511,494, respectively.

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50 – $ 8.55	2,518,707	5.60	$6.49	1,219,813	$5.39
$8.64 – $14.75	1,655,688	4.83	$13.23	1,462,087	$13.21
$14.86 – $17.14	1,562,915	5.54	$16.28	1,268,274	$16.24
$17.16 – $18.62	834,641	4.32	$17.86	768,375	$17.86
$18.69 – $18.69	1,572,093	7.09	$18.69	871,836	$18.69
$19.13 – $19.86	1,927,396	7.79	$19.66	832,474	$19.59
$20.31 – $26.19	1,480,870	5.68	$22.96	1,163,635	$22.94
$26.45 – $37.66	1,792,177	3.20	$32.75	1,733,576	$32.86
$38.48 – $83.25	1,104,511	2.77	$57.60	999,843	$59.20
$92.62 – $92.62	7,112	0.39	$92.62	7,112	$92.62
$2.50 – $92.62	14,456,110	5.38	$20.95	10,327,025	$22.88

As of December 31, 2009, there was $37.2 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of options vested for the years ended December 31, 2009, 2008 and 2007 was $195.2 million, $209.7 million and $262.0 million, respectively.

Employee Stock Purchase Plans

During the three year period ended December 31, 2009, the Company had two employee stock purchase plans, the 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) and the 2006 Employee Stock Purchase Plan (the “2006 Purchase Plan”). The 1997 Purchase Plan provided for offerings of four consecutive overlapping six month offering periods. Under the 1997 Purchase Plan, employees were able to purchase stock at the lower of 85% of the fair market value on the first day of the 24 month offering period (the enrollment date), or the purchase date (the exercise date). Employees generally were not able to purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period.

The 1997 Purchase Plan terminated effective with the October 31, 2007 purchase date in accordance with its governing documents and no further grants will be made.

In March 2006, the Company adopted the 2006 Employee Stock Purchase Plan, as amended (the “2006 Purchase Plan”) and reserved 1,600,000 shares, subject to stockholder approval which was received on May 10, 2006. Employees generally will be eligible to participate in this plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.

During the year ended December 31, 2009, the Company issued 418,215 shares under the 2006 Purchase Plan at a weighted average price of $8.95 per share. During the years ended December 31, 2008, the Company issued 334,929 shares under the 2006 Purchase Plan at a weighted average price of $11.87 per share. During the years ended December 31, 2007, the Company issued 77,146 shares at a weighted average price of $10.88 under the now expired 1997 Purchase Plan. As of December 31, 2009, 846,856 shares remain available for issuance under the 2006 Purchase Plan. As of December 31, 2009, there was $0.7 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 Purchase Plan. That cost is expected to be recognized over four months.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock-Based Compensation

Stock Options

During the years ended December 31, 2009, 2008 and 2007, Rambus granted 1,487,905, 1,884,490 and 3,202,800 stock options, respectively, with an estimated total grant-date fair value of $10.2 million, $21.3 million and $39.4 million, respectively. During the years ended December 31, 2009, 2008 and 2007, Rambus recorded stock-based compensation related to stock options of $24.4 million, $32.9 million and $42.3 million, respectively.

The effect of recording stock-based compensation for the years ended December 31, 2007 includes a $4.1 million charge, resulting from the Company’s modifying the terms of approximately 200 stock option grants to officers, directors and employees, by offering an extension of time to exercise in connection with the Offer discussed under “Stock Option Plans” above.

The total intrinsic value of options exercised was $8.3 million, $16.7 million and $15.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.

During the years ended December 31, 2009, 2008 and 2007, proceeds from employee stock option exercises totaled approximately $16.7 million (of which $0.3 million was included in prepaid and other assets as of December 31, 2009 and was subsequently received in January 2010), $18.2 million (of which $0.5 million was included in prepaid and other assets as of December 31, 2008 and was subsequently received in January 2009) and $11.2 million, respectively.

Employee Stock Purchase Plans

During the years ended December 31, 2009, 2008 and 2007, Rambus recorded stock-based compensation related to employee stock purchase plans of $1.8 million, $1.8 million and $53,000, respectively. During 2007, the Company reversed approximately $0.8 million of compensation expense due to a change in estimate of expected contributions.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2009, 2008 and 2007 calculated in accordance with accounting for share-based payments.

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

The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans for Years Ended December 31,
	2009	2008	2007
Stock Option Plans
Expected stock price volatility	89%-96%	63%-114%	53%-69%
Risk free interest rate	1.8%-2.8%	2.1%-3.3%	3.5%-4.9%
Expected term (in years)	5.3-6.1	5.3	6.2
Weighted-average fair value of stock options granted	$6.85	$11.32	$12.29

	Employee Stock Purchase Plan for Years Ended December 31,
	2009	2008	2007
Employee Stock Purchase Plan
Expected stock price volatility	86%-92%	58%-103%	64%
Risk free interest rate	0.2%-0.3%	1.1%-1.7%	4.2%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$5.52	$5.06	$6.62
____________

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Expected Stock Price Volatility:  Given the volume of market activity in its market traded options greater than one year, Rambus determined that it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. If there is not sufficient volume in its market traded options, the Company will use an equally weighted blend of historical and implied volatility.

Risk-free Interest Rate:  Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of Rambus’ stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus uses an approximation based on rates currently available.

Expected Term:  The expected term of options granted represents the period of time that options granted are expected to be outstanding. Prior to the adoption of accounting for share-based payments, the Company used only historical data to estimate option exercise and employee termination within the model. For the year ended December 31, 2007, the average expected life was determined using a Monte Carlo simulation model.

Beginning in 2008, the Company changed its methodology for determining estimated expected term for employee stock options from the Monte Carlo simulation model to observed historical exercise patterns. The change in methodology resulted from an analysis of observed historical exercise patterns which better approximates the actual expected term. The impact of this change was not significant to the Company’s results from operations.

The expected term of ESPP grants is based upon the length of each respective purchase period.

Nonvested Equity Stock and Stock Units

For the year ended December 31, 2009, the Company granted nonvested equity stock units to certain officers and employees, totaling 279,476 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $3.1 million. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions related to revenue goals and/or other factors. The Company did not recognize any compensation expense for these performance equity stock units since the Company did not believe that the performance conditions would be met.

For the years ended December 31, 2009, 2008, and 2007, the Company recorded stock-based compensation expense of approximately $5.4 million, $3.1 million and $2.4 million, respectively, related to all outstanding equity stock grants. Beginning in 2008, compensation expense was adjusted for an estimate of forfeitures for non performance-based grants, based on management’s future expectations. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $9.3 million at December 31, 2009. This cost is expected to be recognized over a weighted average period of 2.3 years.

The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2009:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	73,770	$36.14
Granted	228,355	18.85
Vested	(57,948)	30.06
Forfeited	—	—
Nonvested at December 31, 2007	244,177	$21.41
Granted	704,064	17.91
Vested	(74,177)	21.99
Forfeited	(53,000)	19.86
Nonvested at December 31, 2008	821,064	$18.46
Granted	279,476	11.12
Vested	(290,564)	17.43
Forfeited	(26,000)	18.05
Nonvested at December 31, 2009	783,976	$16.24

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.  Stockholders’ Equity

Preferred and Common Stock

In February 1997, the Company established a Stockholder Rights Plan pursuant to which each holder of the Company’ Common Stock shall receive a right to purchase one-thousandth of a share of Series E Preferred Stock for $125 per right, subject to a number of conditions. Such rights are subject to adjustment in the event of a takeover or commencement of a tender offer not approved by the Board of Directors. In July 2000, the Company’s Board of Directors agreed to restate the exercise price to $600 per right in an Amended and Restated Preferred Shares Rights Agreement. In November 2002, the Company’s Board of Directors agreed to restate the exercise price to $60 per right in an Amended and Restated Preferred Shares Rights Agreement.

Share Repurchase Program

In October 2001, The Company’s Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. For the year ended December 31, 2009, the Company did not repurchase any Common Stock. As of December 31, 2009, the Company had repurchased a cumulative total of approximately 16.8 million shares of its Common Stock with an aggregate price of approximately $233.8 million since the commencement of this program. As of December 31, 2009, there remained an outstanding authorization to repurchase approximately 2.2 million shares of the Company’s outstanding Common Stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2009, the Company did not repurchase any Common Stock. During the year ended December 31, 2008, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $44.2 million was recorded as an increase to accumulated deficit for the year ended December 31, 2008.

10.  Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2009, 2008 and 2007, Rambus made matching contributions totaling approximately $1.1 million, $1.3 million and $1.3 million, respectively.

11.  Income Taxes

The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Federal:
Current	$(957)	$(615)	$—
Deferred	—	96,031	(22,547)
State:
Current	9	(1,071)	(2)
Deferred	—	18,986	(3,582)
Foreign:
Current	761	749	1,176
Deferred	(354)	(289)	(191)
	$(541)	$113,791	$(25,146)

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2009	2008	2007
Benefit at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Benefit at state statutory rate	(5.4)%	(5.3)%	(5.5)%
R&D credit	(0.9)%	(6.3)%	(2.2)%
Executive compensation	—%	0.1%	(2.2)%
Non-deductible stock-based compensation	0.8%	1.1%	0.8%
Other	0.7%	0.0%	1.7%
Valuation allowance	39.2%	178.8%	—%
	(0.6)%	133.4%	(42.4)%

The components of the net deferred tax assets are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Deferred revenue	$22	$27
Depreciation and amortization	12,775	16,206
Other liabilities and reserves	4,915	6,043
Employee stock-based compensation	—	595
Deferred equity compensation	53,872	54,136
Net operating loss carryovers	73,619	46,019
Tax credits	32,751	32,756
Total gross deferred tax assets	$177,954	$155,782
Convertible debt	(24,859)	(4,642)
Total net deferred tax assets	$153,095	$151,140
Valuation Allowance	(150,932)	(149,195)
Net deferred tax assets	$2,163	$1,945

	As of December 31,
	2009	2008
	(In thousands)
Current portion	$129	$88
Non-current portion	2,034	1,857
Net deferred tax assets	$2,163	$1,945

As of December 31, 2009, the Company’s consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $153.1 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with convertible debt instruments. For the year ended December 31, 2009, the Company’s valuation allowance was $150.9 million. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.

The Company weighed both positive and negative evidence and determined there is a continued need for a valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. Though considered positive evidence, projected income from favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to the Company’s inability to reliably estimate the timing and amounts of such

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

settlements. In January 2010, the Company signed an agreement with Samsung which will be considered in assessing the need for a valuation allowance going forward. The Company may reverse a portion or all of the valuation allowance if sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2009, Rambus has federal and state net operating loss carryforwards for income tax purposes of $278.4 million and $251.6 million, respectively, which begin to expire in 2014. As of December 31, 2009, Rambus has federal research and development tax credit carryforwards for income tax purposes of $22.7 million and state research and development tax credit carryforwards of $12.8 million, net of federal benefit. The federal research and development tax credit carryforwards begin to expire in 2012 and the state tax credit can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, Rambus’ net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

Tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. Starting in 2006, the Company no longer includes net operating losses attributable to stock option windfall deductions as components of its gross deferred tax assets. The Company’s unrealized federal and state net operating losses excluded as of December 31, 2009 were $93.5 million and $99.2 million, respectively. The benefit of these net operating losses will be recorded to additional paid-in capital when they reduce cash taxes payable.

As of December 31, 2009, the Company had $10.4 million of unrecognized tax benefits, including $7.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.9 million of federal tax benefits, and including $2.0 million in long-term income taxes payable. If recognized, approximately $0.7 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2008, the Company had $9.6 million of unrecognized tax benefits, including $6.9 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.8 million of federal tax benefits, and including $1.9 million in long-term income taxes payable. As of December 31, 2007, the Company had $14.0 million of unrecognized tax benefits, including $8.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $2.6 million of federal tax benefits, and including $2.9 million in long-term income taxes payable.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at January 1	$9,613	$14,005	$12,395
Tax positions related to current year:
Additions	767	978	1,610
Tax positions related to prior years:
Reductions	(27)	(304)	—
Settlements	—	(5,066)	—
Balance at December 31	$10,353	$9,613	$14,005

During 2008, the Company reduced its unrecognized tax benefits by $5.1 million related to a settlement with the California Franchise Tax Board. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2009, 2008 and 2007, an insignificant amount of interest and penalties are included in long-term income taxes payable.

At December 31, 2009, no deferred taxes have been provided for any portion of the approximately $1.9 million of undistributed earnings of the Company’s international subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. The amount of U.S. tax that would be required upon repatriation of the Company’s undistributed foreign earnings would be immaterial as of December 31, 2009. The Company’s operations in India currently operate under a tax holiday, which will expire in 2011.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. During 2009, Rambus settled a payroll tax examination by the Internal Revenue Service for the years ended December 31, 2004 and 2005 for an immaterial amount. The Company is under examination by the California Franchise Tax Board for the fiscal year ended March 31, 2003 and the years ended December 31, 2003 and 2004. Although the outcome of any tax audit is uncertain, the Company believes it has adequately provided for any additional taxes that may be required to be paid as a result of such examinations. If the Company determines that no payment will ultimately be required, the reversal of these tax liabilities may result in tax benefits being recognized in the period when that conclusion is reached. However, if an ultimate tax assessment exceeds the recorded tax liability for that item, an additional tax provision may need to be recorded. The impact of such adjustments in the Company’s tax accounts could have a material impact on the consolidated results of operations in future periods. The Company is subject to examination by the IRS for tax years ended 2006 through 2008. The Company is also subject to examination by the State of California for tax years ended 2005 through 2008. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.

12.  Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(92,186)	$(199,110)	$(34,221)
Denominator:
Weighted average shares used to compute basic EPS	105,011	104,574	104,056
Dilutive potential shares from stock options, ESPP and nonvested equity stock and stock units	—	—	—
Weighted average shares used to compute diluted EPS	105,011	104,574	104,056
Net loss per share:
Basic	$(0.88)	$(1.90)	$(0.33)
Diluted	$(0.88)	$(1.90)	$(0.33)

For the years ended December 31, 2009, 2008 and 2007, approximately 14.0 million, 5.1 million and 5.9 million shares, respectively, that would be issued upon the conversion of the contingently issuable convertible notes were excluded from the calculation of earnings per share because the conversion price was higher than the average market price of the Common Stock during this period. For the years ended December 31, 2009, 2008 and 2007, options to purchase approximately 11.0 million, 11.0 million and 9.8 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the year ended December 31, 2009, an additional 1.4 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period. For the year ended December 31, 2008, an additional 2.8 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.

13.  Business Segments, Exports and Major Customers

Rambus operates in a single industry segment, the design, development and licensing of memory and logic interfaces, lighting and optoelectronics, and other technologies. Five customers accounted for 24%, 15%, 13%, 13% and 11% respectively, of revenue in the

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

year ending December 31, 2009. Six customers accounted for 19%, 14%, 12%, 11%, 11% and 11% respectively, of revenue in the year ending December 31, 2008. Four customers accounted for 20%, 15%, 15%, and 10%, respectively, of revenue in the year ended December 31, 2007. See Note 4, “Business Risks and Credit Concentration,” for the names of the customers which accounted for more than 10% of revenue in each of the years. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

Rambus sells its chip interfaces and licenses to customers in the Far East, North America, and Europe. Revenue from customers in the following geographic regions were recognized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Japan	$91,959	$115,202	$124,662
North America	19,393	23,870	26,447
Taiwan	112	565	1,434
Korea	1,262	900	618
Singapore	44	367	588
Europe	237	1,590	26,191
	$113,007	$142,494	$179,940

At December 31, 2009, of the $39.0 million of total property and equipment, approximately $37.1 million are located in the United States, $1.6 million are located in India and $0.3 million were located in other foreign locations. At December 31, 2008, of the $22.3 million of total property and equipment, approximately $19.3 million were located in the United States, $2.4 million were located in India and $0.6 million were located in other foreign locations.

14.  Amortizable Intangible Assets

The components of the Company’s intangible assets as of December 31, 2009 and December 31, 2008 were as follows:

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents	$12,441	$(6,876)	$5,565
Intellectual property	10,384	(10,384)	—
Customer contracts and contractual relationships	4,050	(2,717)	1,333
Existing technology	17,550	(2,788)	14,762
Non-competition agreement	100	(100)	—
Total intangible assets	$44,525	$(22,865)	$21,660

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents	$9,941	$(5,527)	$4,414
Intellectual property	10,384	(9,527)	857
Customer contracts and contractual relationships	4,000	(2,224)	1,776
Existing technology	2,700	(2,503)	197
Non-competition agreement	100	(100)	—
Total intangible assets	$27,125	$(19,881)	$7,244

Amortization expense for intangible assets for the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $4.3 million and $5.3 million, respectively.

During the first quarter of 2009, the Company purchased patents related to mobile memory and other applications in an asset acquisition from Inapac Technology, Inc for approximately $1.6 million. During the fourth quarter of 2009, as part of the acquisition of patented innovations and technology from GLT in a business combination, the Company acquired approximately $14.9 million of lighting technology. In addition, the Company purchased patents related to other technologies for approximately $1.0 million.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the third quarter of 2008, based on communication it received from a customer, the Company determined that approximately $2.2 million of its intangible assets had no alternative future use and was impaired as a result of a customer’s change in technology requirements. The intangible asset relates to a contractual relationship acquired in the Velio acquisition during December 2003.

The estimated future amortization expense of intangible assets as of December 31, 2009 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2010	$4,210
2011	3,835
2012	3,562
2013	3,257
2014	2,356
Thereafter	4,440
$21,660

15.  Convertible Notes

The Company’s convertible notes are shown in the following table.

(dollars in thousands)	As of December 30, 2009	As of December 31, 2008
Zero Coupon Convertible Senior Notes due 2010	$136,950	$136,950
5% Convertible Senior Notes due 2014	172,500	—
Total principal amount of convertible notes	309,450	136,950
Unamortized discount	(61,406)	(11,476)
Total convertible notes	$248,044	$125,474
Less current portion	(136,032)	—
Total long-term convertible notes	$112,012	$125,474

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

The Company will pay cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. In the fourth quarter of 2009, the Company made a payment of approximately $4.0 million related to the 2014 Notes. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes are the Company’s general unsecured obligation, ranking equal in right of payment to all of the Company’s existing and future senior indebtedness, including the 2010 Notes, and are senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2014 Notes.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The 2010 Notes are unsecured senior obligations, ranking equally in right of payment with all of Rambus’ existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the 2010 Notes.

Upon the retrospective application of the new FASB accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, the Company determined that the liability component of the 2010 Notes was $200.3 million and the equity component was $99.7 million.

The 2010 Notes are convertible at any time prior to the close of business on the maturity date into, in respect of each $1,000 principal of the 2010 Notes:

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

The initial conversion price is $26.84 per share of Common Stock (which represents an initial conversion rate of 37.2585 shares of Rambus Common Stock per $1,000 principal amount of the 2010 Notes). The initial conversion price is subject to certain adjustments, as specified in the indenture governing the 2010 Notes.

The 2010 Notes are subject to repurchase in cash in the event of a fundamental change involving Rambus at a price equal to 100% of the principal amount. Rambus may be obligated to pay an additional premium (payable in shares of Common Stock) in the event the 2010 Notes are converted following a fundamental change. The premium is based on numerous factors and could be up to 33% per $1,000 principal amount of convertible notes.

Upon the occurrence of an event of default, Rambus’ obligations under the 2010 Notes may become immediately due and payable. An event of default is defined as:

•	default in the payment when due of any principal of any of the 2010 Notes at maturity, upon exercise of a repurchase right or otherwise;

•	default in the payment of liquidated damages, if any, which default continues for 30 days;

•	default in Rambus’ obligation to provide notice of the occurrence of fundamental change when required by the indenture;

•
failure to comply with any of Rambus’ other agreements in the 2010 Notes or the indenture upon its receipt of notice to it of such default from the trustee or to Rambus and the trustee from holders of not less than 25% in aggregate principal amount at maturity of the 2010 Notes, and Rambus fails to cure (or obtain a waiver of) such default within 60 days after it receives such notice;

•
failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by Rambus or any of its subsidiaries in excess of $30.0 million principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, by the end of a period of ten days after written notice to Rambus by the trustee or to Rambus and the trustee by the holders of at least 25% in principal amount of the outstanding 2010 Notes; and

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•	certain events of bankruptcy, insolvency or reorganization relating to Rambus.

Rambus may not redeem the 2010 Notes prior to their maturity date.

During 2005, Rambus repurchased $140.0 million face value of the outstanding 2010 Notes, for a price of approximately $113.0 million, leaving a net balance of $160.0 million at December 31, 2005. During 2008, the Company repurchased approximately $23.1 million in face value of the 2010 Notes for $18.7 million which resulted in a net gain of $2.5 million, included in interest and other income, net in the consolidated statement of operations. As of December 31, 2008 and December 31, 2009, approximately $137.0 million in face value of the 2010 Notes remain outstanding. The remaining 2010 Notes liability is classified as a current liability at December 31, 2009 since the notes are due February 1, 2010.

Additional paid-in capital at December 31, 2009 and December 31, 2008 includes $47.9 million related to the remaining equity component of the 2010 Notes. Additional paid-in capital at December 31, 2009 includes $63.9 million related to the equity component of the 2014 Notes.

As of December 31, 2009, the if-converted value of the outstanding 2010 Notes and 2014 Notes is less than the principal amount of the notes. Therefore, the classification of the entire equity component for both the 2010 Notes and 2014 Notes in permanent equity is appropriate as of December 31, 2009.

Interest expense related to the notes for the year ended December 31, 2009 was as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
2014 Notes coupon interest at a rate of 5%	$4,326	$—
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	5,626	—
2010 Notes amortization of discount at an effective interest rate of 8.4%	10,998	11,805
Total interest expense	$20,950	$11,805

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows: approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest. Post-judgment interest will accrue at the statutory rate. In addition, the judgment orders Hynix to pay Rambus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% for DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. On April 9, 2009, Rambus submitted its cost bill in the amount of approximately $0.85 million. On March 24, 2009, Hynix filed a motion under Rule 62 seeking relief from the requirement that it post a supersedeas bond in the full amount of the final judgment in order to stay its execution pending an appeal. Rambus filed a brief opposing Hynix’s motion on April 10, 2009. A hearing on Hynix’s motion was heard on May 8, 2009. On May 14, 2009, the court granted Hynix’s motion in part and ordered that execution of the judgment be stayed on the condition that, within 45 days, Hynix post a supersedeas bond in the amount of $250 million and provide Rambus with documentation establishing a lien in Rambus’s favor on property owned by Hynix in Korea in the amount of the judgment not covered by the supersedeas bond. The court also ordered that Hynix pay the ongoing royalties set forth in the final judgment into an escrow account. Hynix posted the $250 million supersedeas bond on June 26, 2009. Hynix has deposited amounts into the escrow account pursuant to the court’s order regarding ongoing royalties. The escrowed funds will be released only upon agreement of the parties or further court order in accordance with the terms and conditions set forth in the escrow arrangement.

On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. Hynix filed a motion to dismiss Rambus’ cross-appeal on July 1, 2009, and Rambus filed an opposition to Hynix’s motion on July 15, 2009. On July 23, 2009, Rambus and Hynix filed a joint motion to assign this appeal to the same panel hearing the appeal in the Micron Delaware case (discussed below) and to coordinate oral arguments of the two appeals. On August 17, 2009, the Federal Circuit issued an order 1) granting the joint motion to coordinate oral arguments of the two appeals; and 2) denying Hynix’s motion to dismiss Rambus’s cross-appeal. On August 31, 2009, Hynix filed its opening brief. On December 7, 2009, Rambus filed its answering and opening cross-appeal brief. Hynix’s reply and answering brief was filed February 16, 2010, and Rambus’s reply was filed February 23, 2010. Oral argument is scheduled for April 5, 2010.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Rambus filed its opening brief on July 2, 2009. On July 24, 2009, Rambus filed a motion to assign this appeal to the same panel hearing the appeal in the Hynix case (discussed above) and to coordinate oral arguments of the two appeals. On August 8, 2009, Micron filed an opposition to Rambus’s motion to coordinate. On August 17, 2009, the Federal Circuit issued an order granting Rambus’s motion to coordinate oral arguments of the two appeals. On August 28, 2009, Micron filed its answering brief. On October 14, 2009, Rambus filed its reply brief. Oral argument is scheduled for April 5, 2010.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

European Patent Infringement Cases

In 2001, Rambus filed suit against Micron in Mannheim, Germany, for infringement of European patent, EP 1 022 642. That suit has not been active. Two proceedings in Italy remain ongoing relating to Rambus’s claim that Micron is infringing European patent, EP 1 004 956, and Micron’s purported claim resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On January 19, 2010, Rambus and Samsung entered into a Settlement Agreement pursuant to which the parties have agreed that they will release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. The Settlement Agreement is described in further detail in an 8-K filed on January 25, 2010. A stipulation and order of dismissal with prejudice of claims between Rambus and Samsung was entered on February 11, 2010.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On August 11, 2008, the court granted summary judgment in Rambus’ favor on Samsung’s claims for aiding and abetting a breach of fiduciary duty, intentional interference with contract, and certain aspects of Samsung’s unfair competition claim. On September 16, 2008, the court entered a stipulation and order of dismissal with prejudice of certain of Samsung’s claims and defenses (including those based on Rambus’ alleged JEDEC conduct) and Rambus’ defenses corresponding to Samsung’s claims. A bench trial on the remaining claims and defenses that are unique to Samsung (breach of license, breach of duty of good faith and fair dealing, and estoppel based on those claims), as well as Samsung’s claims and defenses related to its allegations that Rambus spoliated evidence, was held between September 22 and October 1, 2008. On April 27, 2009, the court issued Findings of Fact and Conclusions of Law holding that: (1) the parties’ 2000 SDR/DDR license agreement did not cover DDR2 and future generation products; (2) the license did not entitle Samsung to most favored licensee benefits in any renewal or subsequent agreement; (3) Rambus did not fail to negotiate an extension or renewal license in good faith, and Samsung would not have been entitled to damages for any such failure; (4) Samsung’s equitable estoppel defense failed; (5) Rambus breached the license by not offering Samsung the benefit to which it was entitled under the license (for the second quarter of 2005 only) of the royalty in the March 2005 settlement agreement between Rambus and Infineon; (6) Rambus failed to prove that Samsung breached certain audit provisions in the license, and therefore Rambus’s termination of the license less than one month before it was due to expire was improper; and (7) Rambus’s actions did not cause the parties’ failure to reach agreement on an extension or renewal of the license. No decision issued regarding Samsung’s spoliation allegations.

On January 19, 2010, Rambus and Samsung entered into a Settlement Agreement pursuant to which the parties have agreed that they will release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. The Settlement Agreement is described in further detail in an 8-K filed on January 25, 2010. A stipulation and order of dismissal with prejudice of claims between Rambus and Samsung was entered on February 11, 2010.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On December 9, 2009, the European Commission announced that it has reached a final settlement with Rambus to resolve the pending case. Under the terms of the settlement, the Commission made no finding of liability, and no fine will be assessed against Rambus. Rambus commits to offer licenses with maximum royalty rates for certain memory types and memory controllers on a forward-going basis (the “Commitment”). The Commitment is expressly made without any admission by Rambus of the allegations asserted against it. The Commitment also does not resolve any existing claims of infringement prior to the signing of any license with

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

a prospective licensee, nor does it release or excuse any of the prospective licensees from damages or royalty obligations through the date of signing a license. Rambus offers licenses with maximum royalty rates for five-year worldwide licenses of 1.5% for DDR2, DDR3, GDDR3 and GDDR4 SDRAM memory types. Qualified licensees will enjoy a royalty holiday for SDR and DDR DRAM devices, subject to compliance with the terms of the license. In addition, Rambus offers licenses with maximum royalty rates for five-year worldwide licenses of 1.5% per unit for SDR memory controllers through April 2010, dropping to 1.0% thereafter, and royalty rates of 2.65% per unit for DDR, DDR2, DDR3, GDDR3 and GDDR4 memory controllers through April 2010, then dropping to 2.0%. The Commitment to license at the above rates remains valid for a period of five years from December 9, 2009. All royalty rates are applicable to future shipments only and do not affect liability, if any, for damages or royalties that accrued up to the time of the license grant.

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

On January 19, 2010, Rambus and Samsung entered into a Settlement Agreement pursuant to which the parties agreed to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. The Settlement Agreement is described in further detail in an 8-K filed on January 25, 2010. A stipulation of dismissal with prejudice of claims between Rambus and Samsung was filed on February 4, 2010.

       Trial had been scheduled to begin on January 11, 2010. On January 13 and 21, 2010, a hearing was held on Micron’s emergency request for a two-month continuance. At the conclusion of the hearing, the request for continuance was granted. Trial is scheduled to commence on a date to be determined, no earlier than March 22, 2010.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of Rambus. The aggregate value of the settlements to Rambus exceeds $5.3 million in cash as well as substantial additional value to Rambus relating to the relinquishment of claims to over 2.7 million stock options. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. Subsequently, the parties settled In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement provided for a payment by Rambus of $2.0 million and dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen, in these actions. The $2.0 million was accrued for during the quarter ended June 30, 2008 within accrued litigation expenses and paid in January 2009. A final approval hearing was held on January 16, 2009, and an order of final approval was entered on January 20, 2009.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

NVIDIA Litigation

U.S District Court in the Northern District of California

On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for SDR, DDR, DDRx, GDDR, and GDDRy (where DDRx and GDDRy includes at least DDR2, DDR3 and GDDR3) technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Certain limited discovery is proceeding. A case management conference is scheduled for March 12, 2010.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On December 4, 2008, the ITC instituted the investigation. A hearing on claim construction was held on March 24, 2009, and a claim construction order issued on June 22, 2009. On June 5, 2009, Rambus moved to withdraw from the investigation four of the asserted patents and certain claims of a fifth asserted patent in order to simplify the investigation, streamline the final hearing, and conserve Commission resources. A final hearing before the administrative law judge was held October 13-20, 2009, and the parties submitted two rounds of post-hearing briefs.

On January 22, 2010, the administrative law judge issued a final initial determination holding that the importation of the accused NVIDIA products violates section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 because they infringe seventeen claims of three asserted Barth patents. The administrative law judge held that the accused NVIDIA products literally infringe all asserted claims of each asserted Barth and Ware patent, that they infringe three asserted claims under the doctrine of equivalents, that respondents contribute to and induce infringement of all asserted claims, and that the asserted patents are not unenforceable due to unclean hands or equitable estoppel. The administrative law judge held that the asserted Barth patents are not invalid for anticipation or obviousness and are not obvious for double patenting. The administrative law judge further held that, while the accused products infringed eight claims of the two asserted Ware patents and that those patents are not unenforceable due to inequitable conduct, no violation has occurred because the asserted Ware patents are invalid due to anticipation and obviousness. The administrative law judge recommended that the ITC issue 1) a limited exclusion order prohibiting the unlicensed importation of accused products by any respondent; and 2) a cease and desist order prohibiting domestic respondents from engaging in certain activities in the United States with respect to the accused products. On February 12, 2010, the parties’ filed petitions asking the full Commission to review certain aspects of the final initial determination. The final determination from the ITC is due May 24, 2010.

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

17.  Fair Value of Financial Instruments

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

The Company’s financial instruments are measured and recorded at fair value, except for cost method investments. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of our cash equivalents and marketable securities by the above pricing levels as of December 31, 2009:

	As of December 31, 2009
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$280,908	$280,908	$—	$—
Marketable securities	171,120	—	171,120	—
Total available-for-sale securities	$452,028	$280,908	$171,120	$—

The Company made an investment of $2.0 million in a non-marketable security of a private company during the third quarter of 2009. The Company will monitor the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The Company evaluated the fair value of the investment in the non-marketable security as of December 31, 2009 and determined that there were no events that caused a decrease in its fair value below the carrying cost.

The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of December 31, 2009:

	As of December 31, 2009
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charges for the Year Ended December 31, 2009
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009			As of December 31, 2008
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
Zero Coupon Convertible Senior Notes due 2010	$136,950	$136,032	$142,599	$136,950	$125,474	$125,493
5% Convertible Senior Notes due 2014	172,500	112,012	261,160	—	—	—
Total Convertible notes	$309,450	$248,044	$403,759	$136,950	$125,474	$125,493

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income, net” in the consolidated statement of operations. As of December 31, 2009 and December 31, 2008, the Company has not incurred any impairment loss on its investments.

18.  Acquisition

On December 14, 2009, the Company entered into a business combination with Global Lighting Technologies, Inc., a Cayman Islands corporation, and certain affiliated companies (together, “GLT”), pursuant to which the Company acquired from GLT technology and a portfolio of advanced lighting and optoelectronics patents, which have applications, among other things, for consumer electronic systems, automotive lighting systems and general lighting illumination, for a total purchase price of $26.0 million in cash (the “Asset Purchase”). The Company incurred approximately $1.1 million in direct acquisition costs related to the business combination which were expensed as incurred for the year ended December 31, 2009. In connection with the transaction, certain employees of GLT also commenced employment with the Company.

The Asset Purchase Agreement includes customary representations, warranties and covenants. Subject to certain limitations, GLT has agreed to indemnify the Company for breaches of representations, warranties and covenants and other specified matters. An amount in cash equal to $3.9 million was deducted from the total purchase price and deposited into escrow at the closing, and will be available for a period of eighteen months to satisfy any amounts owed by GLT to the Company.

In addition to the acquisition of the patent portfolio and related know-how from GLT, Rambus signed a copyright co-ownership agreement with GLT for the Optical Pattern Software included in the acquisition. The Company has granted a license back to GLT for the newly acquired patents and related intellectual property pursuant to a license agreement on a royalty free basis until a certain significant target amount of revenue has been surpassed by GLT, at which point a market level amount of royalty will be payable by GLT to the Company. The Company agreed to delay the exercise of intellectual property rights with respect to certain parties for a finite period. The parties also entered into a related referral services agreement, a transition services agreement and other customary agreements governing the transfer and control of the intellectual property and certain other matters. Other than in respect of the transaction and related transactions, there is no material relationship between the Company, on the one hand, and GLT on the other hand.

The assets acquired under the GLT business combination will broaden the Company’s solutions for computing and consumer electronics. The Company has included in goodwill the value of intangible assets that are not separately identifiable as of the acquisition date, including an assembled workforce, trademark and related referral services agreement. Approximately $0.4 million of this goodwill is expected to be deductible for tax purposes.

The purchase price allocation for the assets acquired under the GLT business combination is based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The total purchase price of $26.0 million was allocated to identifiable intangible assets (primarily developed technology) based on their estimated fair values. The Company performed a valuation of the net assets acquired as of December 14, 2009 (valuation date). The excess of the purchase price over the fair value of net assets acquired was $11.1 million, which was recorded as goodwill. The purchase price from the business combination with GLT was allocated as follows:

Total
(in thousands)
Goodwill	$11,100
Acquired developed technology	14,900
Total	$26,000

The consolidated financial statements include the operating results of this business from the date of acquisition. The acquired assets do not currently generate any revenue. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s financial results.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

19.  Restructuring Costs

For the year ended December 31, 2009, the Company did not incur any costs associated with restructuring activities. For the year ended December 31, 2008, the Company initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.6 million and non-cash employee severance of approximately $0.5 million of stock-based compensation expense. The Company also leased a facility in Mountain View, California, through November 11, 2009, which the Company vacated during the fourth quarter of 2008 as a result of the restructuring measures. This facility was being subleased at a rate equal to its rent associated with the facility and, as a result, no restructuring charge was recorded. The total restructuring charge for the year ended December 31, 2008 was approximately $4.2 million. The Company paid approximately $3.5 million of severance and benefits during 2008. The Company paid the remaining $0.1 million of severance and benefits during 2009.

The following table provides a summary of the restructuring activities for the period indicated:

	Employee Termination/Severance And Related Benefits Cash	Employee Termination/Severance and Related Benefits Non-Cash	Total
	(In thousands)
Balance at December 31, 2007	$—	$—	$—
Charges to operations	3,638	547	4,185
Charges utilized/paid	(3,489)	(547)	(4,036)
Balance at December 31, 2008	$149	$—	$149
Charges utilized/paid	(149)	—	(149)
Balance at December 31, 2009	$—	$—	$—

20.  Subsequent Events

On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Under the Settlement Agreement, Samsung has agreed to pay the Company $200.0 million in cash in two installments in the first quarter of 2010, and the parties agreed to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims when the second of these installment payments is received. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents and has agreed to pay the Company cash amounts equal to $25.0 million per quarter, commencing in the first quarter of 2010, subject to certain adjustments and conditions, over the next five years, as described in more details below. In addition, as part of the Settlement Agreement, Samsung acquired approximately 9.6 million shares of common stock of Rambus for $200.0 million in cash pursuant to the terms of a Stock Purchase Agreement dated January 19, 2010 (the “Stock Purchase Agreement”), as described in more details below. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to a new generation of memory technologies.

Under the License Agreement, the Company has granted to Samsung and its subsidiaries (i) a paid-up perpetual patent license for certain identified Samsung DRAM products (these Samsung DRAM products generally include all existing DRAM products aside from the Rambus proprietary products) and (ii) a five-year term patent license to all other semiconductor products. Each license is a non-exclusive, non-transferable, royalty-bearing, worldwide patent license, without the right to sublicense, solely under the applicable patent claims of Rambus for such licensed products, to make (including have made), use, sell, offer for sale and/or import such licensed products until the expiration or termination of the license pursuant to the terms of the License Agreement. The License Agreement requires that Samsung pay the Company cash payments over the next five years of (i) a fixed amount of $25.0 million each quarter during 2010 and the first two quarters of 2011, and (ii) thereafter, $25.0 million adjusted up or down based on certain levels of Samsung revenue for DRAM products licensed under the License Agreement for each quarter after 2010 and subject to a minimum of $10.0 million and a maximum of $40.0 million for each quarter. In addition, additional payments or certain adjustments to the payments by Samsung to the Company under the License Agreement may be due for certain acquisitions of businesses or assets by Samsung involving licensed products. The License Agreement and the licenses granted thereunder may be terminated upon a material breach by a party of its obligations under the agreement, a bankruptcy event involving a party or a change of control of Samsung subject to certain conditions.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Under the Stock Purchase Agreement, on January 19, 2010, Samsung purchased from the Company 9.6 million shares of common stock of the Company (the “Shares”) for cash with certain restrictions and put rights. The number of shares issued was based on a price per share equal to $20.885 (which was the average of the open and close trading price of Rambus common stock on The NASDAQ Global Select Market on January 15, 2010, the last trading day prior to the date of the Stock Purchase Agreement). The Shares represent approximately 8.3% of the total outstanding shares of Rambus common stock after giving effect to the issuance thereof. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million).

The Stock Purchase Agreement prohibits the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period, the Stock Purchase Agreement provides that Samsung may transfer a limited number of shares on a daily basis, provides Rambus with a right of first offer for proposed transfers above such daily limits, and, if no sale occurs to Rambus under the right of first offer, allows Samsung to transfer the Shares. Under the Stock Purchase Agreement, the Company has also agreed that after the transfer restriction period, Samsung will have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

In addition, until 18 months after the date of the Stock Purchase Agreement, subject to customary exceptions, Samsung is subject to a standstill agreement that prohibits Samsung from, among other things, acquiring additional shares of common stock of the Company, commencing or endorsing any tender offer or exchange offer for shares of common stock of the Company, participating in any solicitation of proxies with respect to voting any shares of common stock of the Company, or announcing or submitting any proposal or offer concerning any extraordinary transaction involving the Company. Samsung is also subject to a voting agreement under the Stock Purchase Agreement that provides that Samsung will vote its Shares in favor of routine proposals (related to election of directors, certain compensation matters, authorized share capital increases and approval of the independent auditors) that are recommended by the Board of Directors of the Company at any stockholder meeting. In all other matters, the voting agreement contained in the Stock Purchase Agreement requires that Samsung vote its Shares in the same proportion as the votes that are cast by all other holders of shares of common stock of the Company. The voting agreement under the Stock Purchase Agreement terminates (i) with respect to Shares that Samsung transfers in accordance with the provisions of the Stock Purchase Agreement, (ii) upon a change of control or bankruptcy event involving the Company or (iii) when Samsung owns less than 3% of the outstanding shares of common stock of the Company.

On February 1, 2010, the Company paid upon maturity the remaining $137.0 million in face value of the 2010 Notes.

During the first quarter of 2010, the Company repurchased 1.2 million shares of Common Stock with an aggregate value of $26.5 million pursuant to the stock repurchase plan authorized in October 2001.

On February 25, 2010, the Board of Directors of the Company approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the plan may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. The new stock repurchase program replaces the program authorized in October 2001.

Supplementary Financial Data

RAMBUS INC.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
	(In thousands, except for per share amounts)
Revenue:
Royalties	$30,175	$26,898	$24,759	$26,169	$35,736	$25,793	$32,288	$33,093
Contract revenue	641	976	2,224	1,165	1,877	3,635	3,427	6,645
Total revenue	30,816	27,874	26,983	27,334	37,613	29,428	35,715	39,738
Costs and expenses:
Cost of contract revenue	1,397	1,858	1,438	2,183	2,892	4,611	6,567	7,233
Research and development	16,975	16,727	15,713	17,837	17,174	17,511	20,035	21,502
Marketing, general and administrative	28,598	29,882	32,563	37,156	35,700	31,288	23,768	33,321
Costs (recoveries) of restatement and related legal activities	542	68	(429)	(13,639)	(302)	392	2,260	912
Restructuring costs	—	—	—	—	161	4,024	—	—
Impairment of intangible asset	—	—	—	—	—	2,158	—	—
Total costs and expenses(1)	47,512	48,535	49,285	43,537	55,625	59,984	52,630	62,968
Operating loss	(16,696)	(20,661)	(22,302)	(16,203)	(18,012)	(30,556)	(16,915)	(23,230)
Interest income and other income, net	581	891	1,173	1,440	4,992	2,704	2,908	4,595
Interest expense	(7,822)	(7,641)	(2,817)	(2,670)	(2,971)	(3,002)	(2,944)	(2,888)
Interest and other income (expense), net	7,241	(6,750)	(1,644)	(1,230)	2,021	(298)	(36)	1,707
Loss before income taxes	(23,937)	(27,411)	(23,946)	(17,433)	(15,991)	(30,854)	(16,951)	(21,523)
Provision for (benefit from) income taxes	(644)	85	25	(7)	(496)	92	121,364	(7,169)
Net loss	$(23,293)	$(27,496)	$(23,971)	$(17,426)	$(15,495)	$(30,946)	$(138,315)	$(14,354)
Net loss per share — basic	$(0.22)	$(0.26)	$(0.23)	$(0.17)	$(0.15)	$(0.29)	$(1.32)	$(0.14)
Net loss per share — diluted	$(0.22)	$(0.26)	$(0.23)	$(0.17)	$(0.15)	$(0.29)	$(1.32)	$(0.14)
Shares used in per share calculations — basic	105,727	105,182	104,675	104,376	103,915	104,897	104,804	104,683
Shares used in per share calculations — diluted	105,727	105,182	104,675	104,376	103,915	104,897	104,804	104,683
____________

(1)	Stock-based compensation included in —

Cost of contract revenue	$96	$283	$233	$390	$583	$1,321	$1,365	$1,918
Research and development	$2,429	$2,332	$2,214	$2,740	$2,491	$3,326	$3,767	$3,904
Marketing, general and administrative	$5,042	$5,134	$5,403	$5,289	$5,593	$4,371	$3,821	$4,707
Restructuring costs	$—	$—	$—	$—	$—	$547	$—	$—
____________

(a)(2)	Financial Statement Schedules

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

Date: February 25, 2010

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

Signature	Title	Date

/s/ Harold Hughes	Chief Executive Officer, President and	February 25, 2010
Harold Hughes	Director (Principal Executive Officer)

/s/ Satish Rishi	Senior Vice President, Finance and Chief	February 25, 2010
Satish Rishi	Financial Officer (Principal Financial and Accounting Officer)

/s/ Bruce Dunlevie	Chairman of the Board of Directors	February 25, 2010
Bruce Dunlevie

/s/ J. Thomas Bentley	Director	February 25, 2010
J. Thomas Bentley

/s/ Sunlin Chou	Director	February 25, 2010
Sunlin Chou

/s/ P. Michael Farmwald	Director	February 25, 2010
P. Michael Farmwald

/s/ Penelope Herscher	Director	February 25, 2010
Penelope Herscher

/s/ Mark Horowitz	Director	February 25, 2010
Mark Horowitz

/s/ David Shrigley	Director	February 25, 2010
David Shrigley

/s/ Abraham D. Sofaer	Director	February 25, 2010
Abraham D. Sofaer

/s/ Eric Stang	Director	February 25, 2010
Eric Stang

INDEX TO EXHIBITS

Exhibit Number		Description of Document
1.1	(1)	Underwriting Agreement, dated as of June 23, 2009, among Registrant and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc.
2.1
Asset Purchase Agreement, dated as of December 14, 2009, by and among Registrant, Rambus International Ltd., Rambus Delaware LLC, Global Lighting Technologies, Inc., Solid State OPTO Ltd. and Global Lighting Technologies, Inc.

3.1	(2)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2	(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3	(4)	Amended and Restated Bylaws of Registrant, dated November 13, 2007.
4.1	(5)	Form of Registrant’s Common Stock Certificate.
4.2.1	(6)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 31, 2000, between Registrant and Fleet National Bank.
4.2.2	(7)	First Amendment to the Amended and Restated Preferred Stock Rights Agreement, dated as of April 23, 2003, between Registrant and Equiserve Trust Company, N.A., as successor to Fleet National Bank.
4.3	(8)	Indenture, between the Registrant and U.S. Bank National Association, dated as of February 1, 2005 (including the form of Zero Coupon Convertible Senior Note due February 1, 2010 therein).
4.4	(8)	Registration Rights Agreement, among the Registrant, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., dated February 1, 2005.
4.5	(1)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of June 29, 2009 (including the form of 5% Convertible Senior Note due 2014 therein).
10.1	(9)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2	(10)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10.3	(11)*	1997 Employee Stock Purchase Plan and related forms of agreements.
10.4	(10)*	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 4, 2007) and related form of agreement.
10.5	(12)*	2006 Equity Incentive Plan (as amended and restated as of April 30, 2009).
10.6	(13)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.7	(14)*	2006 Employee Stock Purchase Plan (as amended and restated as of February 21, 2007).
10.8	(15)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10.9	(15)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10.10	(16)	Office Lease, dated as of August 27, 1999, between Registrant and Los Altos — El Camino Associates, LLC.
10.11	(17)†	Settlement and License Agreement, dated as of March 21, 2005, by and between Registrant and Infineon Technologies AG.
10.12	(18)†	Amendment No. 1 to Settlement and License Agreement, dated as of July 8, 2008, by and between Registrant and Qimonda AG.
10.13		Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
12.1	(19)	Computation of ratio of earnings to fixed charges.
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (included in signature page).
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

32.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Form 8-K filed on June 29, 2009.

(2)	Incorporated by reference from the Form 10-K filed on December 15, 1997.

(3)	Incorporated by reference from the Form 10-Q filed on May 4, 2001.

(4)	Incorporated by reference from the Form 10-Q filed on August 4, 2008.

(5)	Incorporated by reference from the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(6)	Incorporated by reference from the Form 8-A12G/A filed on August 3, 2000.

(7)	Incorporated by reference from the Form 8-A12G/A filed on August 5, 2003.

(8)	Incorporated by reference from the Form S-3 filed on April 29, 2005.

(9)	Incorporated by reference from the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(10)	Incorporated by reference from the Form 10-K filed on September 14, 2007.

(11)	Incorporated by reference from the Form S-8 filed on June 6, 1997 (file no. 333-28597).

(12)	Incorporated by reference from the Form 8-K filed on May 4, 2009.

(13)	Incorporated by reference from the Form 8-K filed on May 16, 2006.

(14)	Incorporated by reference from the Form 10-Q for the period ended June 30, 2006 filed on September 14, 2007.

(15)	Incorporated by reference from the Form 10-Q filed on April 30, 2003.

(16)	Incorporated by reference from the Form 10-K405 filed on December 23, 1999.

(17)	Incorporated by reference from the Form 10-Q filed on April 29, 2005. Assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda.

(18)	Incorporated by reference from the Form 10-Q filed on October 31, 2008.

(19)	Incorporated by reference from the Form S-3 filed on June 22, 2009.