Form 10-Q
period 2010-03-31
RAMBUS INC
filed 2010-05-03
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

        (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 114,574,919 as of March 31, 2010.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Outcome and effect of current and potential future intellectual property litigation;

•	Litigation expenses;

•	Protection of intellectual property;

•	Amounts owed under licensing agreements;

•	Terms of our licenses;

•	Acquisitions, mergers or strategic transactions;

•	Indemnification and technical support obligations;

•	Success in the markets of our or our licensees’ products;

•	Sources of competition;

•	Operating results;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Effects of changes in the economy and credit market on our industry and business;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Restructuring activities;

•	Growth in our business;

•	Product development;

•	Pricing policies of our licensees;

•	Success in renewing license agreements;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Repurchases of our Common Stock pursuant to share repurchase programs;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Trading price of our Common Stock;

•	Corporate governance;

•	Consequences of the lawsuits related to the stock option investigation;

•	The level and terms of our outstanding debt;

•	Resolution of the governmental agency matters involving us;

•	Internal control environment;

•	Interest and other income, net; and

•	Likelihood of paying dividends or repurchasing stock.

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

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$400,921	$289,073
Marketable securities	267,752	171,120
Accounts receivable	470	949
Prepaids and other current assets	8,662	8,700
Deferred taxes	587	129
Total current assets	678,392	469,971
Restricted cash	661	639
Deferred taxes, long-term	1,604	2,034
Intangible assets, net	22,105	21,660
Property and equipment, net	37,972	38,966
Goodwill	15,554	15,554
Other assets	6,579	7,045
Total assets	$762,867	$555,869

LIABILITIES
Current liabilities:
Accounts payable	$8,417	$8,972
Accrued salaries and benefits	14,136	6,435
Accrued litigation expenses	4,555	5,147
Income taxes payable	3,313	486
Non-cash obligation for construction in progress	25,900	25,100
Other accrued liabilities	7,386	4,020
Convertible notes	—	136,032
Total current liabilities	63,707	186,192
Convertible notes	114,757	112,012
Long-term income taxes payable	2,042	1,994
Other long-term liabilities	683	344
Total liabilities	181,189	300,542
Commitments and contingencies

Contingently redeemable common stock:
Outstanding: 4,788,125 shares at March 31, 2010 and no shares at December 31, 2009	113,500	—

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 109,786,794 shares at March 31, 2010 and 105,934,157 shares at December 31, 2009	110	106
Additional paid-in capital	903,733	818,992
Accumulated deficit	(435,427)	(563,858)
Accumulated other comprehensive income (loss), net	(238)	87
Total stockholders’ equity	468,178	255,327
Total liabilities, contingently redeemable common stock and stockholders’ equity	$762,867	$555,869

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per
	share amounts)
Revenue:
Royalties	$160,542	$26,169
Contract revenue	1,322	1,165
Total revenue	161,864	27,334
Costs and expenses:
Cost of revenue*	1,854	2,183
Research and development*	21,691	17,837
Marketing, general and administrative*	31,527	37,156
Costs (recoveries) of restatement and related legal activities	526	(13,639)
Gain from settlement	(95,900)	—
Total costs and expenses (recoveries)	(40,302)	43,537
Operating income (loss)	202,166	(16,203)
Interest income and other income (expense), net	425	1,440
Interest expense	(6,016)	(2,670)
Interest and other income (expense), net	(5,591)	(1,230)
Income (loss) before income taxes	196,575	(17,433)
Provision for (benefit from) income taxes	45,676	(7)
Net income (loss)	$150,899	$(17,426)
Net income (loss) per share:
Basic	$1.33	$(0.17)
Diluted	$1.28	$(0.17)
Weighted average shares used in per share calculation:
Basic	113,132	104,376
Diluted	117,463	104,376
______________________
* Includes stock-based compensation:

Cost of revenue	$100	$390
Research and development	$2,569	$2,740
Marketing, general and administrative	$5,165	$5,289

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$150,899	$(17,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	7,834	8,419
Depreciation	2,473	2,807
Amortization of intangible assets	1,086	806
Non-cash interest expense and amortization of convertible debt issuance costs	3,860	2,670
Deferred tax (benefit) provision	(29)	95
Impairment of investments	—	164
Change in assets and liabilities:
Accounts receivable	479	316
Prepaids and other assets	26	1,185
Accounts payable	(639)	8,647
Accrued salaries and benefits and other accrued liabilities	9,248	(1,066)
Accrued litigation expenses	(592)	(6,970)
Income taxes payable	2,875	(279)
Increase in restricted cash	(22)	(5)
Net cash provided by (used in) operating activities	177,498	(637)
Cash flows from investing activities:
Purchases of property and equipment	(534)	(708)
Purchases of marketable securities	(136,519)	(83,508)
Maturities of marketable securities	39,562	90,493
Acquisition of intangible assets	—	(1,550)
Net cash provided by (used in) investing activities	(97,491)	4,727
Cash flows from financing activities:
Payments under installment payment arrangement	(400)	—
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	192,000	—
Proceeds received from issuance of common stock under employee stock plans	3,664	5,507
Repayment of convertible senior notes	(136,950)	—
Repurchase and retirement of common stock	(26,473)	—
Net cash provided by financing activities	31,841	5,507
Net increase in cash and cash equivalents	111,848	9,597
Cash and cash equivalents at beginning of period	289,073	116,241
Cash and cash equivalents at end of period	$400,921	$125,838

Non-cash investing and financing activities:
Intangible assets acquired under installment payment arrangement	$1,531	$—
Increase in non-cash obligation for construction in progress	$800	$—

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2009.

2.	Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The amounts reported for cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates. The Company adopted the fair value measurement statement (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”), effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. For the discussion regarding the impact of the adoption of the statement on the Company’s marketable securities, see Note 15, “Fair Value of Financial Instruments.” Additionally, the Company has adopted the fair value option for financial assets and financial liabilities statement, effective January 1, 2008. The Company has not elected the fair value option for financial instruments not already carried at fair value.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions. The cash equivalent balances are invested in highly-rated and highly-liquid money market securities, such as money market funds.

Marketable Securities

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of the Company’s investments, there have been no credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.

Non-Marketable Securities

The Company has an investment in a non-marketable security of a private company which is carried at cost. The Company monitors the investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The non-marketable security is classified as other non-current assets in the consolidated balance sheets.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 which includes two major new disclosure requirements and clarifies two existing disclosure requirements related to fair value measurement. ASU 2010-06 is effective for interim or annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial statements as the Company only expanded its fair value disclosure to address this ASU (See Note 15, “Fair Value of Financial Instruments”).

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

In June 2009, the FASB issued ASU No. 2009-17 which improves financial reporting by enterprises involved with variable interest entities. This statement requires companies to perform an analysis to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement was effective for the Company’s fiscal year beginning January 1, 2010. The Company evaluated its existing variable interest and concluded that it does not give it a controlling financial interest in variable interest entity; therefore, the adoption of this new statement did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASU No. 2009-16 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets as well as the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. The statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The statement was effective for the Company’s fiscal year beginning January 1, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial statements as the Company does not currently transfer its financial assets.

3. Settlement Agreement with Samsung

On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Under the Settlement Agreement, Samsung has paid the Company $200.0 million in cash in two installments in the first quarter of 2010, and the parties released all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents and has agreed to pay the Company cash amounts equal to $25.0 million per quarter, commencing in the first quarter of 2010, subject to certain adjustments and conditions, over the next five years, as described in more details below. In addition, as part of the Settlement Agreement, Samsung purchased approximately 9.6 million shares of common stock of Rambus for cash pursuant to the terms of a

Stock Purchase Agreement dated January 19, 2010 (the “Stock Purchase Agreement”), as described in more details below. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to discussions around a new generation of memory technologies. On an aggregate basis, Samsung is expected to make payments to the Company totaling approximately $900.0 million (subject to adjustments per the terms of the License Agreement) from these agreements (collectively, “Samsung Settlement”), of which $425.0 million has been paid through March 31, 2010. The remaining $475.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement) concluding in the three months ending December 31, 2014.

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

Under the Stock Purchase Agreement, on January 19, 2010, Samsung purchased for cash from the Company 9.6 million shares of common stock of the Company (the “Shares”) with certain restrictions and put rights. The number of shares issued was based on a price per share equal to $20.885 (which was the average of the open and close trading price of Rambus common stock on The NASDAQ Global Select Market on January 15, 2010, the last trading day prior to the date of the Stock Purchase Agreement). The Shares represent approximately 8.3% of the total outstanding shares of Rambus common stock after giving effect to the issuance thereof. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million).

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

The Samsung Settlement is a multiple element arrangement for accounting purposes. For the multiple element arrangement, the Company identified each element of the arrangement and determined when those elements should be recognized. Using the accounting guidance from multiple element revenue arrangements, the Company allocated the consideration to each element using the estimated fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the Samsung Settlement which included a third party valuation using an income approach, the Black-Scholes option pricing model and a residual approach (collectively the "Fair Value"). The inputs and assumptions used in this valuation were from a market participant perspective and included projected revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions may have had a substantial impact on the Fair Value as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction.

Based on the estimated Fair Value, the consideration of $900.0 million was allocated to the following elements:

(in millions)	Estimated Fair Value
Settlement Agreement:
Antitrust litigation settlement	$85.0
Settlement of past infringement	190.0
License Agreement	385.0
Stock Purchase Agreement	192.0
Memorandum of understanding (“MOU”)	—
Residual value	48.0
Total	$900.0

The consideration of $900.0 million will be recognized in the Company’s financial statements as follows:

•
$575.0 million as revenue which represented the estimated Fair Value of the settlement of past infringement ($190.0 million) from the resolution of the infringement litigation and the patent license agreement ($385.0 million);

•
$133.0 million to gain from settlement which represented the Fair Value of the resolution of the antitrust litigation ($85.0 million) and the residual value of other elements ($48.0 million) where specific fair value could not be determined, which included other claims and counter claims released;

•
$192.0 million related to the Stock Purchase Agreement which included contingently redeemable common stock due to the restrictions and contractual put rights associated with those shares ($113.5 million) and restricted common stock issued to Samsung ($78.5 million).

During the first quarter of 2010, the Company received cash consideration of $425.0 million from Samsung. The amount allocated to the common stock issued to Samsung was allocated to contingently redeemable common stock ($113.5 million) and stockholders’ equity ($78.5 million). The remaining $233.0 million was allocated between revenue ($137.1 million) and gain from settlement ($95.9 million) based on the remaining elements’ estimated Fair Value.

The remaining $475.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.

The first quarter of 2010 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Q1 2010	Remainder of 2010	2011	2012	2013	2014	Estimated Fair Value
(in millions)
Revenue	$137.1	$44.1	$93.8	$100.0	$100.0	$100.0	$575.0
Gain from settlement	95.9	30.9	6.2	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	—	192.0
Total	$425.0	$75.0	$100.0	$100.0	$100.0	$100.0	$900.0

4. Revenue Recognition

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

The Company’s revenue consists of royalty revenue and contract revenue generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenue consists of patent license and technology license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of the Company’s technology solutions into its customers’ products. Contract revenue may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller’s customer for use of the Company’s patent and technology licenses. The Company does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. The Company does not pay commissions to the reseller for these arrangements.

In addition, the Company may enter into certain settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments, future royalty payments and punitive damages) is allocated to each element of the settlement based on the estimated fair value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant obligations and collectability is reasonably assured. The Company does not recognize any revenue prior to execution of the agreement since there is no reliable basis on which it can estimate the amounts for royalties related to previous periods or assess collectability. Elements that are related to royalty revenue in nature (including but not limited to past royalty payments and future royalty payments) will be recorded as royalty revenue in the consolidated statements of operations. Elements that are not related to royalty revenue in nature (including but not limited to punitive damage and settlement) will be recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

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

Technology licenses.  Rambus develops proprietary and industry-standard chip interface products, such as RDRAMtm and XDRtm that Rambus provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus recognizes revenue from these arrangements upon notification from the licensee of the royalties earned and when collectability is deemed reasonably assured.

Contract Revenue

The Company generally recognizes revenue using percentage of completion for development contracts related to licenses of its interface solutions, such as XDRtm and FlexIOtm that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress to completion using input measures based upon contract costs incurred compared to the total costs including the remaining estimated cost to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by the Company or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If the Company determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project are less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project are longer than the original assumptions, the contract fees will be recognized over a longer period. As of March 31, 2010, the Company has accrued a liability of approximately $0.2 million related to estimated loss contracts.

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

The Company also recognizes revenue in accordance with software revenue recognition methods for development contracts related to licenses of its chip interface products that involve non-essential engineering services and post contract support (“PCS”). These software revenue recognition methods apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. The Company’s rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, the Company does not have a sufficient population of contracts from which to derive vendor specific objective evidence for each of the elements.

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

5. Comprehensive Income (Loss)

Rambus’ comprehensive income (loss) consists of its net income (loss) plus other comprehensive loss consisting of unrealized losses, net, on marketable securities, net of taxes.

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009
Net income (loss)	$150,899	$(17,426)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(325)	(537)
Total comprehensive income (loss)	$150,574	$(17,963)

6. Equity Incentive Plans and Stock-Based Compensation

Stock Option Plans

As of March 31, 2010, 5,635,263 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers, non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2009	7,462,394
Stock options granted	(1,586,973)
Stock options forfeited	17,747
Stock options expired under former plans	(1,501)
Nonvested equity stock and stock units granted (1)	(256,404)
Total available for grant as of March 31, 2010	5,635,263
____________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the three months ended March 31, 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2010.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2009	14,456,110	$20.95
Options granted	1,586,973	22.83
Options exercised	(227,460)	14.83
Options forfeited	(17,747)	17.47
Outstanding as of March 31, 2010	15,797,876	21.23	5.61	$72,682
Vested or expected to vest at March 31, 2010	14,977,777	21.61	5.54	66,117
Options exercisable at March 31, 2010	10,550,502	22.88	4.40	48,092

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2010, based on the $21.85 closing stock price of Rambus’ Common Stock on March 31, 2010 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2010 was 10,151,607 and 6,832,529, respectively.

As of March 31, 2010, there was $48.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested as of March 31, 2010 was $197.2 million.

Employee Stock Purchase Plans

No purchases were made under the Employee Stock Purchase Plans during the three months ended March 31, 2010 and 2009 respectively. As of March 31, 2010, 846,856 shares under the 2006 Purchase Plan remain available for issuance. As of March 31, 2010 there was $0.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Employee Stock Purchase Plan. This cost is expected to be recognized over one month.

Stock-Based Compensation

For the three months ended March 31, 2010 and 2009, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

Stock Options

During the three months ended March 31, 2010 and 2009, Rambus granted 1,586,973 and 1,349,769 stock options, respectively, with an estimated total grant-date fair value of $20.9 million and $8.6 million, respectively. During the three months ended March 31, 2010 and 2009, Rambus recorded stock-based compensation related to stock options of $5.7 million and $6.6 million, respectively.

The total intrinsic value of options exercised was $1.9 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

During the three months ended March 31, 2010, net proceeds from employee stock option exercises totaled approximately $3.4 million.

Employee Stock Purchase Plans

For the three months ended March 31, 2010 and 2009, the Company recorded compensation expense related to the Employee Stock Purchase Plan of $0.5 million and $0.5 million, respectively.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2010 and 2009 calculated in accordance with accounting for share-based payments.

Valuation Assumptions

The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Three Months Ended March 31,
	2010	2009
Stock Option Plans
Expected stock price volatility	61%	96%
Risk free interest rate	2.44%	1.76%
Expected term (in years)	5.9	5.3
Weighted-average fair value of stock options granted	$13.18	$6.38

No grants were made under the Employee Stock Purchase Plans during the three months ended March 31, 2010 and 2009.

Nonvested Equity Stock and Stock Units

For the three months ended March 31, 2010, the Company granted nonvested equity stock units to certain officers and employees totaling 170,936 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $3.9 million. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions related to revenue goals and/or other factors. During the three months ended March 31, 2010, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an insignificant amount of stock-based compensation expense related to these performance stock units.

For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of approximately $1.6 million and $1.3 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $11.4 million at March 31, 2010. This is expected to be recognized over a weighted average of 2.3 years.

The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2010:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	783,976	$16.24
Granted	170,936	22.72
Vested	(111,977)	14.92
Forfeited	—	—
Nonvested at March 31, 2010	842,935	$17.73

7. Marketable Securities

Rambus invests its excess cash and cash equivalents primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	March 31, 2010
(in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$396,702	$396,702	$—	$—	0.01%
U.S. Government Bonds and Notes	236,578	236,543	209	(174)	0.66%
Corporate Notes, Bonds and Commercial Paper	31,174	31,158	36	(20)	0.74%
Total cash equivalents and marketable securities	664,454	664,403	245	(194)
Cash	4,219	4,219	—	—
Total cash, cash equivalents and marketable securities	$668,673	$668,622	$245	$(194)

	December 31, 2009
(in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds and Commercial Paper	32,291	32,222	70	(1)	1.89%
Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—
Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Cash equivalents	$396,702	$280,908
Short term marketable securities	267,752	171,120
Total cash equivalents and marketable securities	664,454	452,028
Cash	4,219	8,165
Total cash, cash equivalents and marketable securities	$668,673	$460,193

The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of March 31, 2010, marketable debt securities with a fair value of $157.0 million, which mature within one year had insignificant unrealized losses. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain, net, at March 31, 2010 and December 31, 2009 are as follows:

	As of		Unrealized Gain, net
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in thousands)
Contractual maturity:
Due within one year	$655,953	$419,054	$50	$250
Due from one year through three years	8,501	32,974	1	127
	$664,454	$452,028	$51	$377

The unrealized gains, net, were insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized gains, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government bonds and notes. See Note 15, “Fair Value of Financial Instruments,” for fair value discussion regarding the Company’s cash equivalents and marketable securities.

8. Commitments and Contingencies

On December 15, 2009, the Company entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby the Company leases approximately 125,000 square feet of office space located at 1040 Enterprise Way in Sunnyvale, California (the “Sunnyvale Lease”). The office space will be used for the Company’s corporate headquarters functions, as well as engineering, marketing and administrative operations and activities. The Company plans to move to the new premises in the second half of 2010 following completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Company has two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.

During the first quarter of 2010, the Company began a build-out of this facility and expects to incur approximately $11.5 million in construction costs. Under the terms of the Sunnyvale Lease, the landlord has agreed to reimburse the Company approximately $10.0 million of this amount. Because certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes the Company is treated as the owner of the construction project for the effect of lessee involvement in asset construction.

Therefore, the Company has capitalized $25.1 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding liability for construction in progress. The fair value was determined as of December 15, 2009 using level 3 fair value inputs (See Note 15, “Fair Value of Financial Instruments,” for discussion on level 3 inputs) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

Upon completion of construction, the Company will apply sale-leaseback accounting. At that time, the Company will determine whether the lease will be treated as a capital or operating lease.

On March 8, 2010, the Company entered into a lease agreement with Fogg-Brecksville Development Co. (the “Ohio Landlord”) for 24,814 square feet of space consisting of 7,158 square feet of office area and 17,656 square feet of warehouse area, located in Brecksville, Ohio (the “Ohio Lease”). The Company plans to move to the new premises in the third quarter of 2010 following completion of leasehold improvements. The warehouse area will be converted into office space and manufacturing space. The office space will be used for the Lighting and Display Technology (“LDT”) group’s engineering activities while the manufacturing space will be used for the manufacturer of prototypes for the LDT group. The Ohio Lease has a term of 60 months from the commencement date. The initial annual base rent is approximately $136,000. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Company has an option to extend the Lease for a period of 60 months.

During the first quarter of 2010, the Company began a build-out of this facility and expects to incur approximately $1.4 million in construction costs. Because certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes the Company is treated as the owner of the construction project for the effect of lessee involvement in asset construction.

Therefore, the Company has capitalized $0.8 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding liability for construction in progress. The fair value was determined as of March 8, 2010 using level 3 fair value inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility. Upon completion of construction in the third quarter of 2010, the Company will assess whether sale-leaseback accounting applies to this arrangement. At the end of the lease term in 2015, the Company has an option to renew the lease for an additional 60 months.

On June 29, 2009, the Company entered into an Indenture by and between the Company and U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 (the “2014 Notes”). On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of March 31, 2010 was $172.5 million, offset by unamortized debt discount of $57.7 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 51 months until maturity of the 2014 Notes on June 15, 2014. See Note 16, “Convertible Notes,” for additional details.

As of March 31, 2010, Rambus’ material contractual obligations are:

(in thousands)	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Contractual obligations(1)
Leases (2)	$51,740	$7,197	$5,163	$5,197	$4,477	$4,580	$25,126
Convertible notes	172,500	—	—	—	—	172,500	—
Interest payments related to convertible notes	36,276	6,469	8,625	8,625	8,625	3,932	—
Total	$260,516	$13,666	$13,788	$13,822	$13,102	$181,012	$25,126
____________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.5 million, including $8.5 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable, as of March 31, 2010. As noted below in Note 10, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Includes both the Sunnyvale Lease and Ohio Lease.

Rent expense was approximately $1.8 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

Deferred rent of $0.8 million as of March 31, 2010 was included primarily in current liabilities. Deferred rent of $0.7 million as of December 31, 2009 was included primarily in current liabilities.

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

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of March 31, 2010, the Company had made payments of approximately $12.1 million on their behalf, including $0.7 million in the quarter ended March 31, 2010. These payment were recorded under costs of restatement and related legal activities in the consolidated statements of operations. The Company received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of the Company’s stock with a value of approximately $0.8 million in the fourth quarter of 2008. Additionally, during the three months ended March 31, 2010, the Company received $0.1 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs (recoveries) of restatement and related legal activities in the consolidated statements of operations.

9. Stockholders’ Equity and Contingently Redeemable Common Stock

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash the Shares with certain restrictions and put rights. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded, at estimated Fair Value, as contingently redeemable common stock on the consolidated balance sheet as of March 31, 2010.

The Stock Purchase Agreement prohibits the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period, the Stock Purchase Agreement provides that Samsung may transfer a limited number of shares on a daily basis, provides the Company with a right of first offer for proposed transfers above such daily limits, and, if no sale occurs to the Company under the right of first offer, allows Samsung to transfer the Shares. Under the Stock Purchase Agreement, the Company has also agreed that after the transfer restriction period, Samsung will have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

The 9.6 million shares were accounted for as part of a multiple element arrangement where the Fair Value was determined to be $192.0 million as follows:

•	$113.5 million related to 4.8 million shares treated as contingently redeemable common stock due to the contractual put rights associated with those shares
•	$78.5 million related to the remaining 4.8 million shares treated as stockholders’ equity

See Note 3, “Settlement Agreement with Samsung,” for further discussion.

Share Repurchase Program

In October 2001, the Company’s Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options and the issuance of shares to Samsung. Under this program, the Board approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. On February 25, 2010, the Board approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the program may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the program. The new share repurchase program replaces the program authorized in October 2001.

During the three months ended March 31, 2010, the Company repurchased approximately 1.2 million shares of its Common Stock with an aggregate price of approximately $26.5 million. As of March 31, 2010, the Company had repurchased a cumulative total of approximately 18.0 million shares of its Common Stock with an aggregate price of approximately $260.2 million since the commencement of the program in 2001. As of March 31, 2010, there remained an outstanding authorization to repurchase approximately 13.5 million shares of the Company’s outstanding Common Stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the three months ended March 31, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $22.5 million was recorded as an increase to accumulated deficit for the three months ended March 31, 2010.

10. Income Taxes

The effective tax rate for the three months ended March 31, 2010 was 23.2% which is lower than the U.S. statutory tax rate applied to the Company’s income before taxes primarily due to a full valuation allowance on its U.S. net deferred tax assets, partially offset by foreign withholding taxes and U.S. and state alternative minimum taxes. The effective tax rate for the quarter ended March 31, 2009 was 0.1% which is lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to a full valuation allowance on its U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.

During the quarter ended March 31, 2010, the Company paid withholding taxes of $42.6 million to the Korean tax authorities related to the payments received under the Settlement Agreement and License Agreement with Samsung. The Company recorded a provision for income taxes of $45.7 million for the quarter, which is primarily comprised of the Korean taxes and U.S. alternative minimum taxes.  As the Company continues to maintain a valuation allowance against its U.S. deferred tax assets, the Company’s tax provision is based primarily on the Korean taxes and U.S. and state alternative minimum taxes.

As of March 31, 2010, the Company’s consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $119.6 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of March 31, 2010, a valuation allowance of $117.4 million has been maintained against the U.S. deferred tax assets. During the quarter ended March 31, 2010, we reduced our deferred tax assets from $153.1 million to $119.6 million, and reduced our valuation allowance from $150.9 million to $117.4 million. This partial release of our valuation allowance offset our U.S. tax provision for the three months ended March 31, 2010. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company maintains liabilities for uncertain tax benefits within its non-current income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

As of March 31, 2010, the Company had $10.5 million of unrecognized tax benefits, including $7.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $1.0 million of federal tax benefit, and including $2.0 million in long-term income taxes payable. If recognized, approximately $0.8 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2009, the Company had $10.4 million of unrecognized tax benefits, including $7.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.9 million of federal tax benefits, and including $2.0 million in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At March 31, 2010 and December 31, 2009, an insignificant amount of interest and penalties are included in long-term income taxes payable.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the California Franchise Tax Board for the fiscal year ended March 31, 2003 and the years ended December 31, 2003 and 2004. Although the outcome of any tax audit is uncertain, the Company believes it has adequately provided for any additional taxes that may be required to be paid as a result of such examinations. If the Company determines that no payment will ultimately be required, the reversal of these tax liabilities may result in tax benefits being recognized in the period when that conclusion is reached. However, if an ultimate tax assessment exceeds the recorded tax liability for that item, an additional tax provision may need to be recorded. The impact of such adjustments in the Company’s tax accounts could have a material impact on the consolidated results of operations in future periods.

The Company is subject to examination by the IRS for the tax years ended 2006 through 2008. The Company is also subject to examination by the State of California for tax years ended 2005 through 2008. In addition, any R&D credit and net operating loss carryforwards generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units, and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported. As discussed in Note 3, “Settlement Agreement with Samsung,” the Company reported approximately 4.8 million shares issued to Samsung as contingently redeemable common stock due to the contractual put rights associated with those shares. As such, the Company uses the two-class method for reporting earnings per share.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2010		2009
	(In thousands, except per share amounts)

	CRCS*	Other CS**	CRCS*	Other CS**
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$5,109	$145,790	$—	$(17,426)
Denominator:
Weighted-average common shares outstanding	3,830	109,302	—	104,376
Basic net income (loss) per share	$1.33	$1.33	$—	$(0.17)

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$5,109	$145,790	$—	$(17,426)
Reallocation of undistributed earnings	(188)	188	—	—
Allocation of undistributed earnings for diluted computation	$4,921	$145,978	$—	$(17,426)
Denominator:
Number of shares used in basic computation	3,830	109,302	—	104,376
Dilutive potential shares from stock options, ESPP, Convertible notes and nonvested equity stock and stock units	—	4,331	—	—
Number of shares used in diluted computation	3,830	113,633	—	104,376
Diluted net income (loss) per share	$1.28	$1.28	$—	$(0.17)

____________

*        CRCS — Contingently Redeemable Common Stock
**      Other CS — Common Stock other than CRCS

For the three months ended March 31, 2010 and 2009, options to purchase approximately 7.1 million and 14.3 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended March 31, 2009, an additional 0.7 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.

12.	Business Segments, Exports and Major Customers

Rambus has two operating segments: (1) the design, development and licensing of memory and logic interfaces and (2) lighting and optoelectronics, and other technologies. For reporting purposes, the two operating segments have been combined as the assets and operating results of the lighting and optoelectronics group are not considered significant as of March 31, 2010. One customer accounted for 85% of revenue in the three months ended March 31, 2010. Four customers accounted for 25%, 18%, 14% and 13%, respectively, of revenue in the three months ended March 31, 2009. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.

Rambus licenses its technologies and patents to customers in the Far East, North America, and Europe. Revenue from customers in the following geographic regions were recognized as follows (amounts in thousands):

	Three Months Ended March 31,
(In thousands)	2010	2009
Japan	$19,036	$21,811
North America	5,485	5,268
Taiwan	45	23
Korea	137,166	142
Singapore	—	43
Europe	132	47
	$161,864	$27,334

At March 31, 2010, of the $38.0 million of total property and equipment, approximately $36.4 million are located in the United States, $1.4 million are located in India and $0.2 million are located in other foreign locations. At December 31, 2009, of the $39.0 million of total property and equipment, approximately $37.1 million are located in the United States, $1.6 million are located in India and $0.3 million were located in other foreign locations.

13. Amortizable Intangible Assets

The components of the Company’s intangible assets as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents	$13,973	$(7,285)	$6,688
Intellectual property	10,384	(10,384)	—
Customer contracts and contractual relationships	4,050	(2,852)	1,198
Existing technology	17,550	(3,331)	14,219
Non-competition agreement	100	(100)	—
Total intangible assets	$46,057	$(23,952)	$22,105

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents	$12,441	$(6,876)	$5,565
Intellectual property	10,384	(10,384)	—
Customer contracts and contractual relationships	4,050	(2,717)	1,333
Existing technology	17,550	(2,788)	14,762
Non-competition agreement	100	(100)	—
Total intangible assets	$44,525	$(22,865)	$21,660

Amortization expense for intangible assets for the three months ended March 31, 2010 and 2009 was $1.1 million and $0.8 million, respectively.

During the first quarter of 2010, the Company purchased patents related to memory and other applications in an asset acquisition for approximately $1.5 million.

The estimated future amortization expense of intangible assets as of March 31, 2010 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2010 (remaining 9 months)	$3,289
2011	4,054
2012	3,781
2013	3,475
2014	2,574
Thereafter	4,932
$22,105

14. Litigation and Asserted Claims

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

On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows: approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest. Post-judgment interest is accruing at the statutory rate. In addition, the judgment orders Hynix to pay Rambus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% for DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. On April 9, 2009, Rambus submitted its cost bill in the amount of approximately $0.85 million. On March 24, 2009, Hynix filed a motion under Rule 62 seeking relief from the requirement that it post a supersedeas bond in the full amount of the final judgment in order to stay its execution pending an appeal. Rambus filed a brief opposing Hynix’s motion on April 10, 2009. A hearing on Hynix’s motion was heard on May 8, 2009. On May 14, 2009, the court granted Hynix’s motion in part and ordered that execution of the judgment be stayed on the condition that, within 45 days, Hynix post a supersedeas bond in the amount of $250 million and provide Rambus with documentation establishing a lien in Rambus’s favor on property owned by Hynix in Korea in the amount of the judgment not covered by the supersedeas bond. The court also ordered that Hynix pay the ongoing royalties set forth in the final judgment into an escrow account. Hynix posted the $250 million supersedeas bond on June 26, 2009. Hynix has deposited amounts into the escrow account pursuant to the court’s order regarding ongoing royalties. The escrowed funds will be released only upon agreement of the parties or further court order in accordance with the terms and conditions set forth in the escrow arrangement. On March 8, 2010, the court awarded costs to Rambus in the amount of approximately $0.76 million.

On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. Hynix filed a motion to dismiss Rambus’ cross-appeal on July 1, 2009, and Rambus filed an opposition to Hynix’s motion on July 15, 2009. On July 23, 2009, Rambus and Hynix filed a joint motion to assign this appeal to the same panel hearing the appeal in the Micron Delaware case (discussed below) and to coordinate oral arguments of the two appeals. On August 17, 2009, the Federal Circuit issued an order 1) granting the joint motion to coordinate oral arguments of the two appeals; and 2) denying Hynix’s motion to dismiss Rambus’s cross-appeal. On August 31, 2009, Hynix filed its opening brief. On December 7, 2009, Rambus filed its answering and opening cross-appeal brief. Hynix’s reply and answering brief was filed February 16, 2010, and Rambus’s reply was filed February 23, 2010. Oral argument was held on April 5, 2010. No decision has been issued to date.

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

On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the point at which the court determined that Rambus should have known litigation was reasonably foreseeable. The court issued an accompanying order declaring the 12 patents in suit unenforceable against Micron (the “Delaware Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus filed its opening brief on July 2, 2009. On July 24, 2009, Rambus filed a motion to assign this appeal to the same panel hearing the appeal in the Hynix case (discussed above) and to coordinate oral arguments of the two appeals. On August 8, 2009, Micron filed an opposition to Rambus’s motion to coordinate. On August 17, 2009, the Federal Circuit issued an order granting Rambus’s motion to coordinate oral arguments of the two appeals. On August 28, 2009, Micron filed its answering brief. On October 14, 2009, Rambus filed its reply brief. Oral argument was held on April 5, 2010. No decision has been issued to date.

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

On January 19, 2010, Rambus and Samsung entered into a Settlement Agreement pursuant to which the parties released all claims against each other with respect to all outstanding litigation between them and certain other potential claims. The Settlement Agreement is described in further detail in Note 3, “Settlement Agreement with Samsung.” A stipulation and order of dismissal with prejudice of claims between Rambus and Samsung was entered on February 11, 2010.

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

On January 19, 2010, Rambus and Samsung entered into a Settlement Agreement pursuant to which the parties released all claims against each other with respect to all outstanding litigation between them and certain other potential claims. The Settlement Agreement is described in further detail in Note 3, “Settlement Agreement with Samsung.” A stipulation of dismissal with prejudice of claims between Rambus and Samsung was filed on February 4, 2010.

Trial had been scheduled to begin on January 11, 2010. On January 13 and 21, 2010, a hearing was held on Micron’s emergency request for a two-month continuance. At the conclusion of the hearing, the request for continuance was granted. Trial is scheduled to commence on a date to be determined.

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

NVIDIA Litigation

U.S District Court in the Northern District of California

On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for SDR, DDR, DDRx, GDDR, and GDDRy (where DDRx and GDDRy includes at least DDR2, DDR3 and GDDR3) technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Certain limited discovery is proceeding. A case management conference is scheduled for June 18, 2010.

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

On January 22, 2010, the administrative law judge issued a final initial determination holding that the importation of the accused NVIDIA products violates section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 because they infringe seventeen claims of three asserted Barth patents. The administrative law judge held that the accused NVIDIA products literally infringe all asserted claims of each asserted Barth and Ware patent, that they infringe three asserted claims under the doctrine of equivalents, that respondents contribute to and induce infringement of all asserted claims, and that the asserted patents are not unenforceable due to unclean hands or equitable estoppel. The administrative law judge held that the asserted Barth patents are not invalid for anticipation or obviousness and are not obvious for double patenting. The administrative law judge further held that, while the accused products infringed eight claims of the two asserted Ware patents and that those patents are not unenforceable due to inequitable conduct, no violation has occurred because the asserted Ware patents are invalid due to anticipation and obviousness. The administrative law judge recommended that the ITC issue (1) a limited exclusion order prohibiting the unlicensed importation of accused products by any respondent; and (2) a cease and desist order prohibiting domestic respondents from engaging in certain activities in the United States with respect to the accused products. On February 12, 2010, the parties’ filed petitions asking the full Commission to review certain aspects of the final initial determination.

On March 25, 2010, the ITC determined to review certain obviousness findings regarding the Barth patents and certain obviousness and anticipation findings regarding the Ware patents. The parties have submitted briefing on these issues and on the issue of remedy and bonding. The final determination from the ITC is due May 24, 2010.

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

15. Fair Value of Financial Instruments

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

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of our cash equivalents and marketable securities by the above pricing levels as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$396,702	$396,702	$—	$—
U.S. government bonds and notes	236,578	—	236,578	—
Corporate notes, bonds and commercial paper	31,174	—	31,174	—
Total available-for-sale debt securities	$664,454	$396,702	$267,752	$—

	As of December 31, 2009
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$280,908	$280,908	$—	$—
U.S. government bonds and notes	138,829	—	138,829	—
Corporate notes, bonds and commercial paper	32,291	—	32,291	—
Total available-for-sale debt securities	$452,028	$280,908	$171,120	$—

The Company made an investment of $2.0 million in a non-marketable security of a private company during the third quarter of 2009. The Company will monitor the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The Company evaluated the fair value of the investment in the non-marketable security as of March 31, 2010 and determined that there were no events that caused a decrease in its fair value below the carrying cost.

The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
(in thousands)	Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges for the Three Months Ended March 31, 2010
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

	As of December 31, 2009
(in thousands)	Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges for the Year Ended December 31, 2009
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010			As of December 31, 2009
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$114,757	$237,840	$172,500	$112,012	$261,160
Zero Coupon Convertible Senior Notes due 2010	—	—	—	136,950	136,032	142,599
Total Convertible notes	$172,500	$114,757	$237,840	$309,450	$248,044	$403,759

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As discussed in Note 16, “Convertible Notes,” as of March 31, 2010, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income, net” in the consolidated statement of operations. As of March 31, 2010 and December 31, 2009, the Company has not incurred any impairment loss on its investments.

16. Convertible Notes

The Company’s convertible notes are shown in the following table.

(in thousands)	As of March 31, 2010	As of December 31, 2009
5% Convertible Senior Notes due 2014	$172,500	$172,500
Zero Coupon Convertible Senior Notes due 2010	—	136,950
Total principal amount of convertible notes	172,500	309,450
Unamortized discount	(57,743)	(61,406)
Total convertible notes	$114,757	$248,044
Less current portion	—	(136,032)
Total long-term convertible notes	$114,757	$112,012

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

The 2010 Notes were unsecured senior obligations, ranking equally in right of payment with all of Rambus’ existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the 2010 Notes.

The 2010 Notes were convertible at any time prior to the close of business on the maturity date into, in respect of each $1,000 principal of the 2010 Notes:

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

The initial conversion price was $26.84 per share of Common Stock (which represented an initial conversion rate of 37.2585 shares of Rambus Common Stock per $1,000 principal amount of the 2010 Notes). The initial conversion price was subject to certain adjustments, as specified in the indenture governing the 2010 Notes.

On February 1, 2010, the Company paid upon maturity the remaining $137.0 million in face value of the 2010 Notes.

Additional paid-in capital at March 31, 2010 and December 31, 2009 includes $63.9 million related to the equity component of the 2014 Notes.

As of March 31, 2010, none of the conversion conditions were met related to the 2014 Notes. Therefore, the classification of the entire equity component for the 2014 Notes in permanent equity is appropriate as of March 31, 2010.

Interest expense related to the notes for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$—
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	2,902	—
2010 Notes amortization of discount at an effective interest rate of 8.4%	958	2,670
Total interest expense	$6,016	$2,670

17. Subsequent Event

In April 2010, the Company repurchased 0.5 million shares of Common Stock with an aggregate value of $12.7 million pursuant to the stock repurchase plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “projects” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Rambus, RDRAMtm, XDRtm, FlexIOtm and FlexPhasetm are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this annual report on Form 10-K are the property of their respective owners.

Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Fully Buffered-Dual Inline Memory Module	FB-DIMM
Gigabits per second	Gb/s
Graphics Double Data Rate	GDDR
Input/Output	I/O
Lighting and Display Technology	LDT
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAMtm
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDRtm

From time to time we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices Inc.	AMD
ARM Holdings plc	ARM
Elpida Memory, Inc.	Elpida
Fujitsu Limited	Fujitsu
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA
Optical Internetworking Forum	OIF
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Peripheral Component Interconnect — Special Interest Group	PCI-SIG
Renesas Technology Corporation	Renesas
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba

Business Overview

We are a premier intellectual property licensing company. Our primary focus is the design, development and licensing chip interface technologies and architectures that are foundational to nearly all digital electronics products. Our chip interface technologies aim to improve the performance, power efficiency, time-to-market and cost-effectiveness of our customers’ semiconductor and system products for computing, gaming and graphics, consumer electronics and mobile applications. The key elements of our strategy are as follows:

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

In December 2009, we added lighting technology to our portfolio of solutions through the acquisition of patented innovations and technology from Global Lighting Technologies Inc. (“GLT”). This technology is complementary to our chip interface technologies since it is intended to improve the visual capabilities, form factor, power efficiency and cost effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics and mobile applications. Our new technology also has significant potential to enable cost-effective and power-efficient LED-based general lighting products.

As of March 31, 2010, our chip interface, lighting and other technologies are covered by approximately 970 U.S. and foreign patents. Additionally, we have approximately 670 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.

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

Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Fujitsu, Intel, Panasonic, Renesas Electronics, Samsung and Toshiba have licensed our patents for use in their own products.

We also derive additional revenue by licensing a range of technology solutions including our leadership architectures and industry-standard solutions to customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, IBM, Intel, Panasonic, Samsung, Sony and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductors and system products. Licensees also may receive, in addition to their technology license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

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

Executive Summary

During the first quarter of 2010, we signed a significant settlement agreement with Samsung bringing the Company into a profit position for the period. See Note 3, “Settlement Agreement with Samsung,” for further discussion. We continue to pursue other revenue opportunities in order to grow our revenue. Additionally, we continue to keep costs under control, strengthen our business and attempt to reach agreements with those companies that we believe have infringed our patented technologies.

We also have taken several additional critical steps to better position ourselves to capitalize on opportunities with the improving economy. Research and development continues to play a key role in our efforts to maintain product innovations. Consistent with our strategy to expand our patent portfolio and diversify our business, we added lighting technology through the acquisition of patented innovations and technology from GLT in December 2009.

Our engineering expenses for the three months ended March 31, 2010 increased $3.6 million as compared to the same period in 2009 primarily due to added headcount due to our newly established Lighting and Display Technology (“LDT”) group in December 2009. As a percentage of revenue, engineering expenses decreased in 2010 as compared to the same period in 2009 primarily due to higher revenue. Marketing, general and administrative expenses in aggregate decreased $5.6 million for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to lower litigation expenses. Our higher revenue combined with the decrease in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to decrease as a percentage of revenue. Additionally, for the three months ended March 31, 2010, we incurred costs of restatement and related legal activities of $0.5 million primarily due to litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation.

Trends

There are a number of trends that we expect may or will have a material impact on us in the future, including global economic conditions with the resulting impact on sales, continuing pursuit of litigation against companies that we believe have infringed our patented technologies and shifts in our overall effective tax rate.

We have a high degree of revenue concentration, with our top five licensees representing approximately 94% and 79% of our revenue for the three months ended March 31, 2010 and 2009, respectively. As a result of our settlement with Samsung, Samsung is expected to account for a significant portion of our ongoing licensing revenue in 2010. For the three months ended March 31, 2010, revenue from Samsung accounted for 10% or more of our total revenue. For the three months ended March 31, 2009, revenue from AMD, Fujitsu, NEC and Panasonic each accounted for 10% or more of our total revenue.

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

Our revenue from companies headquartered outside of the United States accounted for approximately 97% and 81% of our total revenue for the three months ended March 31, 2010 and 2009, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

For additional information concerning international revenue, see Note 12, “Business Segments, Exports and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Engineering costs as a percentage of net sales decreased for the three months ended March 31, 2010 as compared to the same period in the prior year due to the higher revenue primarily attributed to the settlement with Samsung. In the near term, we expect engineering costs to be higher than in 2009 due primarily to the engineering activities in our newly established Lighting and Display Technology group. In addition, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations and leadership position in chip interface technologies and, as a result, expenses are expected to increase.

Marketing, general and administrative expenses in the aggregate and as a percentage of net sales decreased for the three months ended March 31, 2010 as compared to the same period in the prior year due to the higher revenue primarily attributed to the settlement with Samsung. Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses will continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will continue to increase marketing, general and administrative expenses as litigation expenses will continue to increase until such litigation is resolved.

As we continue to pursue litigation and invest in research and development projects combined with lower revenue from our licensees in the future, our cash from operations will be negatively affected.

Our overall effective tax rate will continue to fluctuate as a result of the allocation of earnings among various taxing jurisdictions with varying tax rates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Revenue:
Royalties	99.2%	95.7%
Contract revenue	0.8%	4.3%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue*	1.1%	8.0%
Research and development*	13.4%	65.3%
Marketing, general and administrative*	19.5%	135.9%
Costs (recoveries) of restatement and related legal activities	0.3%	(49.9)%
Gain from settlement	(59.2)%	—%
Total costs and expenses (recoveries)	(24.9)%	159.3%
Operating income (loss)	124.9%	(59.3)%
Interest income and other income (expense), net	0.3%	5.3%
Interest expense	(3.7)%	(9.8)%
Interest and other income (expense), net	(3.5)%	(4.5)%
Income (loss) before income taxes	121.4%	(63.8)%
Provision for (benefit from) income taxes	28.2%	—
Net income (loss)	93.2%	(63.8)%
____________

* Includes stock-based compensation:
Cost of revenue	0.1%	1.4%
Research and development	1.6%	10.0%
Marketing, general and administrative	3.2%	19.4%

	Three Months Ended March 31,		Change in
	2010	2009	Percentage
	(Dollars in millions)
Total Revenue
Royalties	$160.6	$26.1	513.5%
Contract revenue	1.3	1.2	13.5%
Total revenue	$161.9	$27.3	492.2%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $133.1 million to $153.1 million for the three months ended March 31, 2010 from $20.1 million for the same period in 2009. The increase was primarily due to the revenue from the settlement with Samsung in the first quarter of 2010. See Note 3, “Settlement Agreement with Samsung,” of Notes to Unaudited Condensed Consolidated Financial Statements for further details.

In March 2010, Advanced Micro Devices, Inc. (“AMD”) elected to exercise its right to renew the Rambus-AMD Patent License Agreement through the third quarter of 2015. The license fee during the renewal period will be determined at the end of 2010. The original term of AMD’s agreement runs through the end of September 2010.

We are in negotiations with prospective licensees as well as existing licensees regarding renewals as some of the existing patent license agreements will expire in 2010. We expect patent royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.

Technology Licenses

Royalties from technology licenses increased approximately $1.4 million to $7.5 million for the three months ended March 31, 2010 from $6.1 million for the same period in 2009. The increase was primarily due to higher royalties reported from increased shipments related to DDR2 technologies and higher royalties from XDRtm DRAM associated with increased shipments of the Sony PLAYSTATION®3 product, partially offset by decreased royalties from RDRAMtm controllers associated with decreased shipments of the Sony PlayStation®2 product.

In the future, we expect technology royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

Contract Revenue

Contract revenue increased approximately $0.1 million to $1.3 million for the three months ended March 31, 2010 from $1.2 million for the same period in 2009. The increase was primarily due increased revenue from one of our existing technology development contracts.

We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.

Engineering costs:

	Three Months Ended March 31,		Change in
	2010	2009	Percentage
	(Dollars in millions)
Engineering costs
Cost of revenue	$1.8	$1.8	(2.2)%
Stock-based compensation	0.1	0.4	(74.4)%
Total cost of revenue	1.9	2.2	(15.1)%
Research and development	19.1	15.1	26.7%
Stock-based compensation	2.6	2.7	(6.2)%
Total research and development	21.7	17.8	21.6%
Total engineering costs	$23.6	$20.0	17.6%

Total engineering costs increased 17.6% for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to added headcount due to our newly established LDT group in December 2009, funding for our 2010 Corporate Incentive Plan (the “2010 CIP”), increase in patent research related costs and additional amortization expense related to intangible assets acquired from GLT, offset by lower stock-based compensation costs.

In the near term, we expect engineering costs to be higher than in 2009 due primarily to the engineering activities in our newly established LDT group. In addition, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation and leadership position in chip interface technologies and, as a result, costs are expected to increase.

Marketing, general and administrative costs:

	Three Months Ended March 31,		Change in
	2010	2009	Percentage
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$19.3	$13.9	39.2%
Litigation expense	7.0	18.0	(60.9)%
Stock-based compensation	5.2	5.3	(2.3)%
Total marketing, general and administrative costs	$31.5	$37.2	(15.1)%

Total marketing, general and administrative costs decreased 15.1% for the three months ended March 31, 2010 as compared to the same period in 2009 due primarily to the decreased litigation expenses related to ongoing major cases. Non-litigation related marketing, general and administrative costs increased in the first quarter of 2010 primarily due to increased headcount in corporate development commencing in 2009 as a result of our strategic initiatives to identify and acquire additional technology opportunities, funding for our 2010 CIP, increased marketing expenses related to trade shows, increased consulting fees and increased general legal expenses.

In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. Litigation expenses are expected to vary from period to period due to the variability of litigation activities.

Gain from settlement:

	Three Months Ended March 31,		Change in
	2010	2009	Percentage
	(Dollars in millions)
Gain from settlement	$95.9	$—	NM*
____________

*  NM — percentage is not meaningful as the change is too large

The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, the Company is required to determine the fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes option pricing model and a residual approach (collectively the “Fair Value”). Gain from settlement of $95.9 million in the three months ended March 31, 2010, represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.

Costs (recoveries) of restatement and related legal activities:

	Three Months Ended March 31,		Change in
	2010	2009	Percentage
	(Dollars in millions)
Cost (recoveries) of restatement and related legal activities	$0.5	$(13.6)	NM*
____________

*  NM — percentage is not meaningful as the change is too large

Costs (recoveries) of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

Costs of restatement and related legal activities were $0.5 million for the three months ended March 31, 2010 primarily due to litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation. As compared to the same period in 2009, the increase in costs in 2010 was primarily due to the lack of recognition of the 2009 reimbursements of $10.0 million from the insurance carriers and the receipt of $4.5 million from former executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits. The $14.5 million was recorded as a recovery of costs of restatement and related legal activities in 2009. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

Interest and other income (expense), net:

	Three Months Ended March 31,		Change in
	2010	2009	Percentage
	(Dollars in millions)
Interest income and other income, net	$0.4	$1.4	(70.5)%
Interest expense	(6.0)	(2.6)	125.3%
Interest and other income (expense), net	$(5.6)	$(1.2)	NM*
____________

*  NM — percentage is not meaningful as the change is too large

Interest income and other income, net consists primarily of interest income generated from investments in high quality fixed income securities. The decrease in interest and other income, net, for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to lower yields on invested balances.

Interest expense primarily consists of non-cash interest expense related to the amortization of the debt discount on the 2010 Notes, which were repaid during the first quarter of 2010, and the 5% convertible senior notes due 2014 (the “2014 Notes”) as well as the coupon interest related to the 2014 Notes. We expect interest expense to be higher in 2010 as the 2014 Notes were outstanding for only six months in 2009 and remain substantially the same thereafter until maturity. See Note 16, “Convertible Notes”, of Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for (benefit from) income taxes:

	Three Months Ended March 31,		Change in
	2010	2009	Percentage
	(Dollars in millions)
Provision for (benefit from) income taxes	$45.7	$—	NM*
Effective tax rate	23.2%	0.1%
____________

*  NM — percentage is not meaningful as the change is too large

Our effective tax rate for the three months ended March 31, 2010 is lower than the U.S. statutory tax rate applied to our net income due to a full valuation allowance on our U.S. net deferred tax assets, partially offset by foreign withholding taxes and U.S. and state alternative minimum taxes. During the quarter ended March 31, 2010, we paid withholding taxes of $42.6 million to the Korean tax authorities related to the payments received under the settlement with Samsung. We recorded a provision for income taxes of $45.7 million for the quarter, which is primarily comprised of the Korean taxes and alternative minimum taxes. As we continue to maintain a valuation allowance against our U.S. deferred tax assets, our tax provision is based primarily on the Korean taxes and U.S. and state alternative minimum taxes.

Our effective tax rate for the three months ended March 31, 2009 is lower than the U.S. statutory tax rate applied to our net loss due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.

Liquidity and Capital Resources

	March 31, 2010	December 31, 2009
	(In millions)
Cash and cash equivalents	$400.9	$289.1
Marketable securities	267.8	171.1
Total cash, cash equivalents, and marketable securities	$668.7	$460.2

	Three Months Ended March 31,
	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$177.5	$(0.6)
Net cash provided by (used in) investing activities	$(97.5)	$4.7
Net cash provided by financing activities	$31.8	$5.5

Liquidity

Our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first quarter of 2010 were funded primarily from operating activities due to the settlement with Samsung as well as financing activities due to proceeds from issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and from the issuance of common stock under our equity incentive plans.

Operating Activities

Cash provided by operating activities of $177.5 million for the three months ended March 31, 2010 was primarily attributable to the net income, which includes revenue and gain related to the settlement with Samsung, adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense and depreciation/amortization expense. Changes in operating assets and liabilities for the first quarter ended March 31, 2010 primarily included increases in accrued salaries due to the 2010 CIP and in income tax payable offset by decreases in accrued litigation and accounts payable due to the timing of vendor payments.

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

Investing Activities

Cash used in investing activities of approximately $97.5 million for the three months ended March 31, 2010 primarily consisted of purchases of available-for-sale marketable securities of $136.5 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $39.6 million. In addition, we paid $0.5 million to acquire property and equipment, primarily computer equipment.

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

Financing Activities

Cash provided by financing activities was $31.8 million for the three months ended March 31, 2010 due to proceeds received of $192.0 million from the issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and $3.7 million from issuance of common stock under equity incentive plans.  On February 1, 2010, the Company paid upon maturity the remaining $137.0 million in face value of the Zero Coupon Convertible Senior Notes. Additionally, we repurchased stock with an aggregate price of $26.5 million under our share repurchase program. We also made payment of $0.4 million under installment payment plan to acquire intangible assets.

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

Contractual Obligations

On December 15, 2009, we entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby we lease approximately 125,000 square feet of office space located at 1040 Enterprise Way in Sunnyvale, California (the “Sunnyvale Lease”). The office space will be used for our corporate headquarters functions, as well as engineering, marketing and administrative operations and activities. We plan to move to the new premises in the second half of 2010 following completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date.

The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.

During the first quarter of 2010, we began a build-out of this facility and expect to incur approximately $11.5 million in construction costs. Under the terms of the Sunnyvale Lease, the landlord has agreed to reimburse us approximately $10.0 million of this amount. Because certain improvements to be constructed by us are considered structural in nature and we are responsible for any cost overruns, for accounting purposes we are treated as the owner of the construction project for the effect of lessee involvement in asset construction.

Therefore, we have capitalized $25.1 million in property and equipment based on the estimated fair value of the portion of the building that we will occupy with a corresponding liability for construction in progress. The fair value was determined as of December 31, 2009 using level 3 fair value inputs (defined as prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

Upon completion of construction, we will apply sale-leaseback accounting. At that time, we will determine whether the lease will be treated as a capital or operating lease.

On March 8, 2010, we entered into a lease agreement with Fogg-Brecksville Development Co. (the “Ohio Landlord”) for 24,814 square feet of space consisting of 7,158 square feet of office area and 17,656 square feet of warehouse area, located in Brecksville, Ohio (the “Ohio Lease”). We plan to move to the new premises in the third quarter of 2010 following completion of leasehold improvements. The warehouse area will be converted into office space and manufacturing space. The office space will be used for the LDT group’s engineering activities while the manufacturing space will be used for the manufacturer of prototypes for the LDT group. The Ohio Lease has a term of 60 months from the commencement date. The initial annual base rent is approximately $136,000. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have an option to extend the Lease for a period of 60 months.

During the first quarter of 2010, we began a build-out of this facility and expects to incur approximately $1.4 million in construction costs. Because certain improvements to be constructed by us are considered structural in nature and we are responsible for any cost overruns, for accounting purposes we are treated as the owner of the construction project for the effect of lessee involvement in asset construction.

Therefore, we have capitalized $0.8 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding liability for construction in progress. The fair value was determined as of March 31, 2010 using level 3 fair value inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility. Upon completion of construction in the third quarter of 2010, we will account for the arrangement as a financing arrangement as sale-leaseback accounting cannot be applied. The building will be reflected as an asset on our balance sheets throughout the term of the lease. The rental payments will be treated as interest expense recorded on a straight-line basis over the term of the lease and the building will be depreciated on a straight-line basis over a period of 15 years. At the end of the lease term in 2015, we have an option to renew the lease for an additional 60 months. Should we decide not to renew the lease, we would reverse the net book value of the building and the corresponding financing liability and record the difference as a gain.

On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of March 31, 2010 was $172.5 million, offset by unamortized debt discount of $57.7 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 51 months until maturity of the 2014 Notes on June 15, 2014. See Note 16, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.

As of March 31, 2010, our material contractual obligations are:

(in thousands)	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Contractual obligations(1)
Leases (2)	$51,740	$7,197	$5,163	$5,197	$4,477	$4,580	$25,126
Convertible notes	172,500	—	—	—	—	172,500	—
Interest payments related to convertible notes	36,276	6,469	8,625	8,625	8,625	3,932	—
Total	$260,516	$13,666	$13,788	$13,822	$13,102	$181,012	$25,126
____________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.5 million, including $8.5 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable, as of March 31, 2010. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Includes both the Sunnyvale Lease and Ohio Lease.

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”), Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded, at estimated Fair Value, as contingently redeemable common stock on the consolidated balance sheet as of March 31, 2010.

The Stock Purchase Agreement prohibits the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period, the Stock Purchase Agreement provides that Samsung may transfer a limited number of shares on a daily basis, provides us with a right of first offer for proposed transfers above such daily limits, and, if no sale occurs to us under the right of first offer, allows Samsung to transfer the Shares. Under the Stock Purchase Agreement, we have also agreed that after the transfer restriction period, Samsung will have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

The 9.6 million shares were accounted for as part of a multiple element arrangement where their respective Fair Value was determined to be $192.0 million. The $192.0 million was further allocated as follows:

•	$113.5 million related to 4.8 million shares treated as contingently redeemable common stock due to the contractual put rights associated with those shares
•	$78.5 million related to the remaining 4.8 million shares treated as stockholders’ equity

See Note 3, “Settlement Agreement with Samsung,” for further discussion.

Share Repurchase Program

In October 2001, our Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options and the issuance of shares to Samsung. Under this program, the Board approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. On February 25, 2010, the Board approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the program may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the program. The new share repurchase program replaces the program authorized in October 2001.

During the three months ended March 31, 2010, we repurchased approximately 1.2 million shares of our Common Stock with an aggregate price of approximately $26.5 million. As of March 31, 2010, we had repurchased a cumulative total of approximately 18.0 million shares of our Common Stock with an aggregate price of approximately $260.2 million since the commencement of the program in 2001. As of March 31, 2010, there remained an outstanding authorization to repurchase approximately 13.5 million shares of our outstanding Common Stock.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the three months ended March 31, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $22.5 million was recorded as an increase to accumulated deficit for the three months ended March 31, 2010.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) litigation and settlements, (3) income taxes, (4) stock-based compensation, (5) marketable securities, (6) non-marketable securities and (7) convertible notes. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In addition, we may enter into certain settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments, future royalty payments and punitive damages) is allocated to each element of the settlement based on the Fair Value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant obligations and collectability is reasonably assured. We do not recognize any revenues prior to execution of the agreement since there is no reliable basis on which we can estimate the amounts for royalties related to previous periods or assess collectability. Elements that are related to royalty revenue in nature (including but not limited to past royalty payments and future royalty payments) will be recorded as royalty revenue in the consolidated statements of operations. Elements that are not related to royalty revenue in nature (including but not limited to punitive damage and settlement) will be recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

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

A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If we determine that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project are less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project are longer than the original assumptions, the contract fees will be recognized over a longer period.

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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2010, we had an investment portfolio of fixed income marketable securities of $664.5 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2010, the fair value of the portfolio would decline by approximately $1.5 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the book value, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$396,702	$396,702	$—	$—	0.01%
U.S. Government Bonds and Notes	236,578	236,543	209	(174)	0.66%
Corporate Notes, Bonds and Commercial Paper	31,174	31,158	36	(20)	0.74%
Total cash equivalents and marketable securities	664,454	664,403	245	(194)
Cash	4,219	4,219	—	—
Total cash, cash equivalents and marketable securities	$668,673	$668,622	$245	$(194)

	December 31, 2009
(dollars in thousands)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds and Commercial Paper	32,291	32,222	70	(1)	1.89%
Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—
Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our convertible notes as of March 31, 2010:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$237,840	$261,624	$214,056

We bill our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2010, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In December 2009, the Company formed the new Lighting and Display Technology group, in connection with acquisition of  certain technology and a portfolio of advanced lighting and optoelectronics patents from Global Lighting Technologies. As a result, we have begun integrating the processes and systems relating to the new group into our existing system of internal control over financial reporting. Except for the processes, systems and controls relating to the integration of the Lighting and Display Technology group, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 14 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which were traditionally focused on PCs, including PC graphics processors, and video game consoles, and now include HDTVs, cellular and digital phones, PDAs, digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces. In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PLAYSTATION®3, HDTVs and set top boxes. As we diversify our technologies, such as through the establishment of our Lighting and Display Technology group, we will seek out other target markets in and related to computing, gaming and graphics, consumer electronics, mobile and general lighting applications. We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt our technologies, including, among others:

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

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. As the semiconductor industry is highly cyclical, significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints could affect the semiconductor industry. We have just experienced such a period of economic downturn. As a result, we may achieve a reduced number of licenses, tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.

Many of our customers operate in industries that have experienced significant declines as a result of the recent economic downturn. In particular, DRAM manufacturers, which make up a majority of our existing and potential licensees, have suffered material losses and other adverse effects to their businesses. These factors may result in industry consolidation as companies seek to reduce costs and improve profitability through business combinations. Consolidation among our existing DRAM and other customers may result in loss of revenues under existing license agreements. Consolidation among companies in the DRAM and other industries within which we license our technology may reduce the number of future licensees for our products and services. In either case, consolidation in the DRAM and other industries in which we operate may negatively impact our short-term and long-term business prospects, licensing revenues and results of operations.

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

Our newly established Lighting and Display Technology group faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations.

If for any of these reasons we cannot effectively compete in these primary market segments, our results of operations could suffer.

If our new Lighting and Display Technology group  does not succeed, our results of operations may be adversely affected.

The future success of our new Lighting and Display Technology group, formed in connection with the December 2009 acquisition of certain technology and a portfolio of advanced lighting and optoelectronics patents of Global Lighting Technologies, depends on our ability to improve the visual capabilities, form factor, power efficiency and cost-effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics, mobile and general lighting applications. We will need to keep pace with rapid changes in advanced lighting and optoelectronics technology, changing consumer requirements, new product introductions and evolving industry standards, any of which could render our existing technology obsolete if we fail to respond in a timely manner. The extent to which companies in the general lighting industry adopt solid state lighting and license our lighting technologies, and the timing of such adoption and licensing, if it occurs at all, is subject to many factors beyond our control and is not predictable by us. We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt and license our lighting technologies.

The development, application and licensing of new backlit lighting technologies is a complex process subject to a number of uncertainties, including the integration of our Lighting and Display Technology group into the rest of our company and the small size of the Lighting and Display Technology group. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our lighting technologies more difficult. If others develop innovative proprietary lighting technology that is superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology, and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three months ended March 31, 2010 and 2009, research and development expenses were $21.7 million and $17.8 million, respectively, including stock-compensation of approximately $2.6 million and $2.7 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, especially with respect to our new Lighting and Display Technology group and any other new technologies that we pursue outside of our core memory and chip interface technologies, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies, and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration. As a result of our settlement with Samsung, Samsung is expected to account for a significant portion of our ongoing licensing revenue commencing in 2010. Our top five licensees represented approximately 94% and 79% of our revenues for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, revenues from Samsung accounted for 10% or more of our total revenue. For the three months ended March 31, 2009, revenues from AMD, Fujitsu, NEC and Panasonic each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

We are in negotiations with licensees and prospective licensees to reach patent license agreements for DRAM devices and DRAM controllers. We expect that patent license royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. A number of our significant license agreements are scheduled to expire throughout 2010, including certain ones that accounted for more than 10% of our revenue in the year ended December 31, 2009. We are currently in discussions with those licensees whose agreements are scheduled to expire in 2010. However, we cannot provide any assurance that we will reach agreement on renewal terms or that the royalty rates we will be entitled to receive under the new agreements will be as favorable to us as our current agreements. If we are unsuccessful in renewing any of these patent license agreements, our results of operations may decline significantly.

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

Any downturn in economic conditions could threaten the financial health of our counterparties, including companies with whom we have entered into licensing arrangements, settlement agreements, or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Economic downturns such as the one we are currently experiencing lead to financial pressures on our counterparties and may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us under licenses, settlement agreements or litigation judgments. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of a bankruptcy proceedings.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenue in any particular period, it is difficult for us to accurately forecast revenue and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:

•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications, such as the Sony PLAYSTATION® 3;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of litigation results or settlements and the timing and amount of any litigation expenses;

•	changes in our customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts, whether voluntarily or as a result of financial difficulties;

•	the results of our efforts to expand into new target markets, such as with our Lighting and Display Technology group;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own; and

•	changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees.

We believe that royalties will continue to represent a majority of total revenue for the foreseeable future. For the three months ended March 31, 2010 and 2009, royalties accounted for 99% and 96%, respectively, of our total revenue. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.

A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

For the three months ended March 31, 2010 and 2009, revenue from our sales to international customers constituted approximately 97% and 81% of our total revenue, respectively. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

As part of our strategic initiatives, we have completed, currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products or technologies, and the entry into strategic transactions or other arrangements. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing an acquisition, including the December 2009 acquisition of technology and a patent portfolio from Global Lighting Technologies, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired entity or business may decide not to work for us or may not perform according to our expectations;

•	we may experience additional legal, financial and accounting challenges and complexities in areas such as licensing, tax planning, cash management and financial reporting;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to recognize the financial benefits we anticipated and/or we may suffer losses, both with respect to our ongoing business and the acquired entity or business;

•	our increasing international presence resulting from acquisitions may increase our exposure to international currency, tax and political risks; and

•	our lack of experience in new markets, products or technologies may cause us to fail to recognize the forecasted financial and strategic benefits of the acquisition.

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

•	any progress, or lack of progress, real or perceived, in the development of products that incorporate our innovations;

•	our signing or not signing new licensees;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results;

•	developments with respect to patents or proprietary rights and other events or factors;

•	trading activity related to our share repurchase plans; and

•	issuance of additional securities by us, such as our issuance of approximately 9.6 million shares of common stock to Samsung in connection with our settlement agreement in January 2010.

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

In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 14, “Litigation and Asserted Claims,” of Notes to Unaudited Condensed Consolidated Financial Statements. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to our past and any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

•	our stockholders have no authority to call special meetings of stockholders; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

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

Certain provisions of our outstanding convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the notes, all or a portion of their notes. We may also be required to issue additional shares of our common stock upon conversion of such notes in the event of certain fundamental changes.

Litigation, Regulation and Business Risks Related to our Intellectual Property

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property, which could broadly impact our intellectual property rights, distract our management and cause a substantial decline in our revenue and stock price.

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 14, “Litigation and Asserted Claims,” of Notes to Unaudited Condensed Consolidated Financial Statements.

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

From time to time, we are subject to proceedings by government agencies, such as our Federal Trade Commission and European Commission proceedings over the past several years. These proceedings may result in adverse determinations against us or in other outcomes that could limit our ability to enforce or license our intellectual property, and could cause our revenue to decline substantially.

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

We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:

•	any current or future U.S. or foreign patent applications will be approved and not be challenged by third parties;

•	our issued patents will protect our intellectual property and not be challenged by third parties;

•	the validity of our patents will be upheld;

•	our patents will not be declared unenforceable;

•	the patents of others will not have an adverse effect on our ability to do business;

•	Congress or the U.S. courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners or alter in an adverse way the process for seeking patents;

•	changes in law will not be implemented that will affect our ability to protect and enforce our patents and other intellectual property;

•	new legal theories and strategies utilized by our competitors will not be successful;

•	others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us; or

•
factors such as difficulty in obtaining cooperation from inventors, pre-existing challenges or litigation, or license or other contract issues will not present additional challenges in securing protection with respect to patents and other intellectual property that we acquire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   As previously disclosed on a Form 8-K and disclosed elsewhere in this report, the Company issued 9.6 million shares of common stock to Samsung, an accredited investor, on January 19, 2010 in a private transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. See Note 3, “Settlement Agreement with Samsung,” of Notes to Unaudited Condensed Consolidated Financial Statements for further details.

   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Paid	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Cumulative shares repurchased as of 12/31/09	16,810,950	16,810,950	$233,756,155	$13.90	2,240,913
Additional authorization					12,500,000
					14,740,913
2/1/2010-2/28/2010	1,233,287	1,233,287	$26,472,746	$21.47	13,507,626
Cumulative shares repurchased as of 3/31/10	18,044,237	18,044,237	$260,228,901	$14.42

In October 2001, our Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options and the issuance of shares to Samsung. Under this program, the Board approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. On February 25, 2010, the Board approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the program may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the program. The new share repurchase program replaces the program authorized in October 2001.

During the three months ended March 31, 2010, we repurchased approximately 1.2 million shares of our Common Stock with an aggregate price of approximately $26.5 million. As of March 31, 2010, we had repurchased a cumulative total of approximately 18.0 million shares of our Common Stock with an aggregate price of approximately $260.2 million since the commencement of the program in 2001. As of March 31, 2010, there remained an outstanding authorization to repurchase approximately 13.5 million shares of our outstanding Common Stock.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Reserved

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.
Date: April 30, 2010
By: /s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated November 13, 2007.

10.1†	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.

10.2†	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.

10.3	Stock Purchase Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.

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

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 10-Q filed on August 4, 2008.