Form 10-Q
period 2010-06-30
RAMBUS INC
filed 2010-07-30
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 112,025,080 as of June 30, 2010.

RAMBUS INC.

PAGE
Special Note Regarding Forward-Looking Statements	3
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	5
Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	7
Notes to Unaudited Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures about Market Risk	54
Item 4. Controls and Procedures	55
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3. Defaults Upon Senior Securities	70
Item 4. Reserved	70
Item 5. Other Information	70
Item 6. Exhibits	70
Signature	71
Exhibit Index	72
EX-3.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$334,536	$289,073
Marketable securities	263,073	171,120
Accounts receivable	244	949
Prepaids and other current assets	10,417	8,700
Deferred taxes	654	129

Total current assets	608,924	469,971
Restricted cash	664	639
Deferred taxes	1,558	2,034
Intangible assets, net	25,153	21,660
Property and equipment, net	39,016	38,966
Goodwill	15,554	15,554
Other assets	6,512	7,045

Total assets	$697,381	$555,869

LIABILITIES
Current liabilities:
Accounts payable	$9,433	$8,972
Accrued salaries and benefits	18,926	6,435
Accrued litigation expenses	3,032	5,147
Income taxes payable	896	486
Other accrued liabilities	5,994	4,020
Non-cash obligation for construction in progress	25,900	25,100
Convertible notes	—	136,032

Total current liabilities	64,181	186,192
Convertible notes	116,184	112,012
Long-term income taxes payable	2,016	1,994
Other long-term liabilities	958	344

Total liabilities	183,339	300,542

Commitments and contingencies

Contingently redeemable common stock:
Outstanding: 4,788,125 shares at June 30, 2010 and no shares at December 31, 2009	113,500	—

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 112,025,080 shares at June 30, 2010 and 105,934,157 shares at December 31, 2009	107	106
Additional paid-in capital	907,481	818,992
Accumulated deficit	(506,872)	(563,858)
Accumulated other comprehensive income (loss), net	(174)	87

Total stockholders’ equity	400,542	255,327

Total liabilities, contingently redeemable common stock and stockholders’ equity	$697,381	$555,869

See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands, except per share amounts)
Revenue:
Royalties	$38,192	$24,759	$198,734	$50,928
Contract revenue	670	2,224	1,992	3,389

Total revenue	38,862	26,983	200,726	54,317

Operating costs and expenses:
Cost of revenue*	1,804	1,438	3,658	3,621
Research and development*	22,985	15,713	44,676	33,550
Marketing, general and administrative*	29,408	32,563	60,935	69,719
Costs (recoveries) of restatement and related legal activities	1,638	(429)	2,164	(14,068)
Gain from settlement	(10,300)	—	(106,200)	—

Total operating costs and expenses	45,535	49,285	5,233	92,822

Operating income (loss)	(6,673)	(22,302)	195,493	(38,505)
Interest income and other income, net	316	1,173	741	2,613
Interest expense	(3,740)	(2,817)	(9,756)	(5,487)

Interest and other expense, net	(3,424)	(1,644)	(9,015)	(2,874)

Income (loss) before income taxes	(10,097)	(23,946)	186,478	(41,379)
Provision for income taxes	2,393	25	48,069	18

Net income (loss)	$(12,490)	$(23,971)	$138,409	$(41,397)

Net income (loss) per share:
Basic	$(0.11)	$(0.23)	$1.22	$(0.40)

Diluted	$(0.11)	$(0.23)	$1.18	$(0.40)

Weighted average shares used in per share calculation
Basic	113,321	104,675	113,227	104,536

Diluted	113,321	104,675	117,434	104,536

* Includes stock-based compensation:

Cost of revenue	$29	$233	$129	$623
Research and development	$2,703	$2,214	$5,272	$4,954
Marketing, general and administrative	$5,199	$5,403	$10,364	$10,692
See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$138,409	$(41,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	15,765	16,269
Depreciation	4,859	5,439
Amortization of intangible assets	2,288	1,526
Non-cash interest expense and amortization of convertible debt issuance costs	5,444	5,445
Deferred tax (benefit) provision	(49)	69
Loss on sale of marketable security	72	—
Impairment of investment	—	164
Change in operating assets and liabilities:
Accounts receivable	705	(47)
Prepaids and other assets	(1,852)	360
Accounts payable	(325)	4,050
Accrued salaries and benefits and other accrued liabilities	12,832	(4,234)
Accrued litigation expenses	(2,115)	(5,673)
Income taxes payable	432	(233)
Increase in restricted cash	(25)	—

Net cash provided by (used in) operating activities	176,440	(18,262)

Cash flows from investing activities:
Acquisition of businesses	(2,000)	—
Acquisition of intangible assets	(2,250)	(1,550)
Purchases of property and equipment	(2,543)	(1,510)
Purchases of marketable securities	(830,436)	(97,008)
Maturities of marketable securities	736,632	164,165
Proceeds from sale of marketable security	1,518	—

Net cash provided by (used in) investing activities	(99,079)	64,097

Cash flows from financing activities:
Payments under installment payment arrangement	(1,150)	—
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	192,000	—
Repayment of convertible senior notes	(136,950)	—
Repurchase and retirement of common stock	(95,285)	—
Proceeds received from issuance of common stock under employee stock plans	9,487	9,660
Proceeds from issuance of convertible senior notes	—	150,000
Issuance costs related to the issuance of convertible senior notes	—	(3,750)

Net cash provided by (used in) financing activities	(31,898)	155,910

Net increase in cash and cash equivalents	45,463	201,745
Cash and cash equivalents at beginning of period	289,073	116,241

Cash and cash equivalents at end of period	$334,536	$317,986

Non-cash investing and financing activities:
Increase in non-cash obligation for construction in progress	$800	$—
Intangible assets acquired under installment payment arrangement	$731	$—
Fixed assets acquired under installment payment arrangement in a business acquisition	$350	$—
See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Rambus Inc. (“Rambus” or the “Company”) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Investments in entities with less than 20% ownership or in which the Company does not have the ability to significantly influence the operations of the investee are being accounted for using the cost method and are included in other assets.
     In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary to state fairly the financial position and results of operations for each interim period presented. Interim results are not necessarily indicative of results for a full year.
     The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2009.
2. Summary of Significant Accounting Policies
Fair Value of Financial Instruments
     The amounts reported for cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates. The Company adopted the fair value measurement statement (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”), effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. For the discussion regarding the impact of the adoption of the statement on the Company’s marketable securities, see Note 15, “Fair Value of Financial Instruments.” Additionally, the Company has adopted the fair value option for financial assets and financial liabilities, effective January 1, 2008, which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company has not elected the fair value option for financial instruments not already carried at fair value.
Cash and Cash Equivalents
     Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions. The cash equivalent balances are invested in highly-rated and highly-liquid money market securities.
Marketable Securities
     Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other expense, net. Realized gains and losses are recorded on the specific identification method and are included in interest income and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of the

Company’s investments, there have been no credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.
Non-Marketable Securities
     The Company has an investment in a non-marketable equity security of a private company which is carried at cost. The Company monitors the investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The non-marketable security is classified as other non-current assets in the consolidated balance sheets.
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
3. Settlement Agreement with Samsung
     On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Under the Settlement Agreement, Samsung has paid the Company $200.0 million in cash in two installments in the first quarter of 2010, and the parties released all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents and has agreed to pay the Company cash amounts equal to $25.0 million per quarter, commencing in the first quarter of 2010, subject to certain adjustments and conditions, over the next five years, as described in more details below. In addition, as part of the Settlement Agreement, Samsung purchased approximately 9.6 million shares of common stock of Rambus for cash pursuant to the terms of a Stock Purchase Agreement dated January 19, 2010 (the “Stock Purchase Agreement”), as described in more details below. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to discussions around a new generation of memory technologies. On an aggregate basis, Samsung is expected to make payments to the Company totaling approximately $900.0 million (subject to adjustments per the terms of the License Agreement) from these agreements (collectively, “Samsung Settlement”), of which $450.0 million has been paid through June 30, 2010. The remaining $450.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement) concluding in the three month period ending December 31, 2014.
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
     Based on the estimated Fair Value, the consideration of $900.0 million was allocated to the following elements:

Estimated Fair
(in millions)	Value
Settlement Agreement:
Antitrust litigation settlement	$85.0
Settlement of past infringement	190.0
License Agreement	385.0
Stock Purchase Agreement	192.0
Memorandum of understanding (“MOU”)	—
Residual value	48.0

Total	$900.0

     The consideration of $900.0 million will be recognized in the Company’s financial statements as follows:

•	$575.0 million as revenue which represented the estimated Fair Value of the settlement of past infringement ($190.0 million) from the resolution of the infringement litigation and the patent license agreement ($385.0 million);

•	$133.0 million to gain from settlement which represented the Fair Value of the resolution of the antitrust litigation ($85.0 million) and the residual value of other elements ($48.0 million) where specific fair value could not be determined, which included other claims and counter claims released;

•	$192.0 million related to the Stock Purchase Agreement which included contingently redeemable common stock due to the restrictions and contractual put rights associated with those shares ($113.5 million) and restricted common stock issued to Samsung ($78.5 million).
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
     During the second quarter of 2010, the Company received cash consideration of $25.0 million from Samsung. The amount was allocated between revenue ($14.7 million) and gain from settlement ($10.3 million) based on the estimated Fair Value for the remaining elements.
     The remaining $450.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.
     The first half of 2010 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Six months
	Ended June	Remainder					Estimated
	30, 2010	of 2010	2011	2012	2013	2014	Fair Value
(in millions)
Revenue	$151.8	$29.4	$93.8	$100.0	$100.0	$100.0	$575.0
Gain from settlement	106.2	20.6	6.2	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	—	192.0

Total	$450.0	$50.0	$100.0	$100.0	$100.0	$100.0	$900.0

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
     Patent licenses. The Company licenses its broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of the Company‘s patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, the Company generally recognizes revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, the Company earns royalties at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to the Company, the Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.
     Technology licenses. The Company develops proprietary and industry-standard chip interface products, such as RDRAMtm and XDRtm that the Company provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. The Company earns royalties on such licensed products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to the Company, the Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.
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
     A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If the Company determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project are less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project are longer than the original assumptions, the contract fees will be recognized over a longer period. As of June 30, 2010, the Company has accrued a liability of approximately $0.2 million related to estimated loss contracts.

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
5. Comprehensive Income (Loss)
     Rambus’ comprehensive income (loss) consists of its net income (loss) plus other comprehensive income (loss) consisting of unrealized gains and losses on marketable securities, net of taxes.
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net income (loss)	$(12,490)	$(23,971)	$138,409	$(41,397)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	64	482	(261)	(55)

Total comprehensive income (loss)	$(12,426)	$(23,489)	$138,148	$(41,452)

6. Equity Incentive Plans and Stock-Based Compensation
Stock Option Plans
     As of June 30, 2010, 5,522,821 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers, non-employee directors and consultants.
     A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant
Shares available as of December 31, 2009	7,462,394
Stock options granted	(1,725,323)
Stock options forfeited	868,117
Stock options expired under former plans	(792,567)
Nonvested equity stock and stock units granted (1)	(331,404)
Nonvested equity stock and stock units forfeited (1)	41,604

Total available for grant as of June 30, 2010	5,522,821

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
     The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the six months ended June 30, 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2010.

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2009	14,456,110	$20.95
Options granted	1,725,323	22.79
Options exercised	(515,856)	13.51
Options forfeited	(868,117)	43.68

Outstanding as of June 30, 2010	14,797,460	20.09	5.71	$34,428

Vested or expected to vest at June 30, 2010	14,067,334	20.41	5.67	30,140
Options exercisable at June 30, 2010	9,908,957	21.14	4.60	22,151
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2010, based on the $17.52 closing stock price of Rambus’ Common Stock on June 30, 2010 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2010 was 5,538,076 and 4,083,268, respectively.
Employee Stock Purchase Plans
     Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 161,293 shares at a price of $13.56 per share during the six months ended June 30, 2010. The Company issued 254,748 shares at a price of $8.06 per share during the six months ended June 30, 2009. As of June 30, 2010, 685,563 shares under the 2006 ESPP remained available for issuance.
Stock-Based Compensation
     For the six months ended June 30, 2010 and 2009, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
Stock Options
     During the three and six months ended June 30, 2010, Rambus granted 138,350 and 1,725,323 stock options, respectively, with an estimated total grant-date fair value of $2.0 million and $22.9 million, respectively. During the three and six months ended June 30, 2010, Rambus recorded stock-based compensation related to stock options of $6.0 million and $11.7 million, respectively.
     During the three and six months ended June 30, 2009, Rambus granted 33,844 and 1,383,613 stock options, respectively, with an estimated total grant-date fair value of $0.3 million and $8.9 million, respectively. During the three and six months ended June 30, 2009, Rambus recorded stock-based compensation related to stock options of $6.0 million and $12.6 million, respectively.
     As of June 30, 2010, there was $44.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested as of June 30, 2010 was $158.6 million.
     The total intrinsic value of options exercised was $3.3 million and $5.2 million for the three and six months ended June 30, 2010, respectively. The total intrinsic value of options exercised was $0.9 million and $5.0 million for the three and six months ended June 30, 2009, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

     During the six months ended June 30, 2010, net proceeds from employee stock option exercises totaled approximately $7.0 million.
Employee Stock Purchase Plans
     For the three and six months ended June 30, 2010, the Company recorded compensation expense related to the ESPP of $0.4 million and $0.9 million, respectively. For the three and six months ended June 30, 2009, the Company recorded compensation expense related to the ESPP of $0.5 million and $1.0 million, respectively. As of June 30, 2010, there was $0.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2010 and 2009 calculated in accordance with accounting for share-based payments.
Valuation Assumptions
     The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock Option Plans
Expected stock price volatility	69%	94%	61-69%	94-96%
Risk free interest rate	3.2%	2.1%	2.4-3.2%	1.8-2.1%
Expected term (in years)	6.1	5.8	5.9 – 6.1	5.3 – 5.8
Weighted-average fair value of stock options granted	$14.38	$9.18	$13.27	$6.45

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Employee Stock Purchase Plan
Expected stock price volatility	54%	92%	54%	92%
Risk free interest rate	0.3%	0.3%	0.3%	0.3%
Expected term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$7.46	$4.97	$7.46	$4.97
Nonvested Equity Stock and Stock Units
     For the three and six months ended June 30, 2010, the Company granted nonvested equity stock units to certain officers and employees totaling 50,000 shares and 220,936 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.0 million and $4.9 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and six months ended June 30, 2010, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units.
     For the three and six months ended June 30, 2010, the Company recorded stock-based compensation expense of approximately $1.5 million and $3.1 million, respectively, related to all outstanding unvested equity stock grants. For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of approximately $1.4 million and $2.7 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $10.4 million at June 30, 2010. This is expected to be recognized over a weighted average of 2.2 years.

     The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2010:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value
Nonvested at December 31, 2009	783,976	$16.24
Granted	220,936	22.38
Vested	(125,977)	17.24
Forfeited	(27,736)	18.76

Nonvested at June 30, 2010	851,199	17.60

7. Marketable Securities
     Rambus invests its excess cash and cash equivalents primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.
     All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	June 30, 2010
			Gross	Gross	Weighted
			Unrealized	Unrealized	Rate of
(in thousands)	Fair Value	Amortized Cost	Gains	Losses	Return
Money Market Funds	$330,211	$330,211	$—	$—	0.01%
U.S. Government Bonds and Notes	230,260	230,139	133	(12)	0.42%
Corporate Notes, Bonds and Commercial Paper	32,634	32,647	10	(23)	0.47%
Corporate Securities	179	172	7	—	0.00%

Total cash equivalents and marketable securities	593,284	593,169	150	(35)
Cash	4,325	4,325	—	—

Total cash, cash equivalents and marketable securities	$597,609	$597,494	$150	$(35)

	December 31, 2009
			Gross	Gross	Weighted
			Unrealized	Unrealized	Rate of
(in thousands)	Fair Value	Amortized Cost	Gains	Losses	Return
Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds and Commercial Paper	32,291	32,222	70	(1)	1.89%

Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—

Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

     Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Cash equivalents	$330,211	$280,908
Short term marketable securities	263,073	171,120

Total cash equivalents and marketable securities	593,284	452,028
Cash	4,325	8,165

Total cash, cash equivalents and marketable securities	$597,609	$460,193

     The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of June 30, 2010, marketable debt securities with a fair value of $59.2 million, which mature within one year, had insignificant unrealized losses. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
     The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain, net, at June 30, 2010 and December 31, 2009 are as follows:

	As of		Unrealized Gain, net
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
	(in thousands)
Contractual maturity:
Due within one year	$593,284	$419,054	$115	$250
Due from one year through three years	—	32,974	—	127

	$593,284	$452,028	$115	$377

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
8. Commitments and Contingencies
     On December 15, 2009, the Company entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby the Company leases approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California (the “Sunnyvale Lease”). The office space will be used for the Company’s corporate headquarters, as well as engineering, marketing and administrative operations and activities. The Company plans to move to the new premises in the second half of 2010 following completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Company has two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.
     During the first quarter of 2010, the Company began a build-out of this facility and expects to incur approximately $15.3 million in construction costs. Under the terms of the Sunnyvale Lease, the landlord has agreed to reimburse the Company approximately $9.1 million of this amount. Because certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes the Company is treated as the owner of the construction project for the effect of lessee involvement in asset construction. Therefore, the Company has capitalized $25.1 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding liability for construction in progress. The fair value was determined as of December 15, 2009 using level 3 fair value inputs (See Note 15, “Fair Value of Financial Instruments,” for discussion on level 3 inputs) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.
     Upon completion of construction, the Company will apply sale-leaseback accounting. At that time, the Company will determine whether the lease will be treated as a capital or operating lease.
     On March 8, 2010, the Company entered into a lease agreement with Fogg-Brecksville Development Co. (the “Ohio Landlord”) for 24,814 square feet of space consisting of 7,158 square feet of office area and 17,656 square feet of warehouse area, located in Brecksville, Ohio (the “Ohio Lease”). The Company plans to move to the new premises in the third quarter of 2010 following completion of leasehold improvements. The warehouse area will be converted into office space and manufacturing space. The office space will be used for the Lighting and Display Technology (“LDT”) group’s engineering activities while the manufacturing space will be used for the manufacturer of prototypes for the LDT group. The Ohio Lease has a term of 60 months from the commencement date which is the earlier of (i) the date upon which the Company first takes occupancy of the premises once the construction work is completed or (ii) the first day of the month following completion and notification by the lessor to the Company of completion of construction of the building. The initial annual base rent is approximately $136,000. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Company has an option to extend the Lease for an additional period of 60 months.

     During the first quarter of 2010, the Company began a build-out of this facility and expects to incur approximately $1.6 million in construction costs. Because certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes the Company is treated as the owner of the construction project for the effect of lessee involvement in asset construction. Therefore, the Company has capitalized $0.8 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding liability for construction in progress. The fair value was determined as of March 8, 2010 using level 3 fair value inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility. Upon completion of construction in the third quarter of 2010, the Company will account for the arrangement as a financing arrangement as sale-leaseback accounting cannot be applied. The building will be reflected as an asset on the Company’s balance sheets throughout the term of the lease. The rental payments will be treated as interest expense recorded on a straight-line basis over the term of the lease and the building will be depreciated on a straight-line basis over a period of 15 years.. At the end of the lease term in 2015, the Company has an option to renew the lease for an additional 60 months. Should the Company decide not to renew the lease, the Company would reverse the net book value of the building and the corresponding financing liability and record the difference as a gain.
     On June 29, 2009, the Company entered into an Indenture by and between the Company and U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 (the “2014 Notes”). On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of June 30, 2010 was $172.5 million, offset by unamortized debt discount of $56.3 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 48 months until maturity of the 2014 Notes on June 15, 2014. See Note 16, “Convertible Notes,” for additional details.
     As of June 30, 2010, Rambus’ material contractual obligations are:

		Remainder
(in thousands)	Total	of 2010	2011	2012	2013	2014	Thereafter
Contractual obligations(1)
Leases (2)	$48,300	$4,224	$4,905	$4,999	$4,449	$4,580	$25,143
Convertible notes	172,500	—	—	—	—	172,500	—
Interest payments related to convertible notes	34,120	4,313	8,625	8,625	8,625	3,932	—

Total	$254,920	$8,537	$13,530	$13,624	$13,074	$181,012	$25,143

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.6 million, including $8.6 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable, as of June 30, 2010. As noted below in Note 10, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Includes both the Sunnyvale Lease and Ohio Lease.
     Rent expense was approximately $1.8 million and $3.6 million for the three and six months ended June 30, 2010, respectively. Rent expense was approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2009, respectively.
     Deferred rent of $0.9 million as of June 30, 2010 was included primarily in other long-term liabilities. Deferred rent of $0.7 million as of December 31, 2009 was included primarily in current liabilities.
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
     Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of June 30, 2010, the Company had made payments of approximately $13.7 million on their behalf, including $1.6 million in the quarter ended June 30, 2010. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations. The Company received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of the Company’s stock with a value of approximately $0.8 million in the fourth quarter of 2008. Additionally, during the six months ended June 30, 2010, the Company received $0.1 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs (recoveries) of restatement and related legal activities in the consolidated statements of operations.
9. Stockholders’ Equity
Contingently Redeemable Common Stock
     On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash the Shares with certain restrictions and put rights. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded, at estimated Fair Value, as contingently redeemable common stock on the consolidated balance sheet as of June 30, 2010.
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
     During the three months ended June 30, 2010, the Company repurchased approximately 3.0 million shares of its Common Stock with an aggregate price of approximately $68.8 million. During the six months ended June 30, 2010, the Company repurchased approximately 4.2 million shares of its Common Stock with an aggregate price of approximately $95.3 million. As of June 30, 2010, the Company had repurchased a cumulative total of approximately 21.0 million shares of its Common Stock with an aggregate price of approximately $329.0 million since the commencement of the program in 2001. As of June 30, 2010, there remained an outstanding authorization to repurchase approximately 10.5 million shares of the Company’s outstanding Common Stock.
     The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the six months ended June 30, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $81.4 million was recorded as an increase to accumulated deficit for the six months ended June 30, 2010. During the six months ended June 30, 2009, the Company did not repurchase any Common Stock.
10. Income Taxes
     The effective tax rate for the three and six months ended June 30, 2010 was (23.7)% and 25.8%, respectively, which is lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to a full valuation allowance on its U.S. net deferred tax assets partially offset by foreign withholding taxes and state alternative minimum taxes. The effective tax rate for the three and six months ended June 30, 2009 was 0.1% for both periods which was lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to a full valuation allowance on its U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.
     During the three and six months ended June 30, 2010, the Company paid withholding taxes of $4.1 million and $46.8 million, respectively, to the Korean tax authorities related to the payments received under the Settlement Agreement and License Agreement with Samsung. The Company recorded a provision for income taxes of $2.4 million for the three months ended June 30, 2010, which is primarily comprised of the Korean withholding taxes offset by an alternative minimum tax benefit. The Company recorded a provision for income taxes of $48.1 million for the six months ended June 30, 2010, which is primarily comprised of the Korean withholding taxes and state alternative minimum taxes. As the Company continues to maintain a valuation allowance against its U.S. deferred tax assets, the Company’s tax provision is based primarily on the Korean withholding taxes and state alternative minimum taxes.
     As of June 30, 2010, the Company’s consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $97.3 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of June 30, 2010, a valuation allowance of $95.1 million has been recorded against the U.S. deferred tax assets. During the six months ended June 30, 2010, the Company reduced its deferred tax assets from $153.1 million to $97.3 million, and reduced its valuation allowance from $150.9 million to $95.1 million. This partial release of the valuation allowance offset the U.S. tax provision for the six months ended June 30, 2010. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
     The Company maintains liabilities for uncertain tax benefits within its non-current income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
     As of June 30, 2010, the Company had $10.6 million of unrecognized tax benefits, including $7.6 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $1.0 million of federal tax benefit, and including $2.0 million in long-term income taxes payable. If recognized, approximately $0.8 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2009, the Company had $10.4 million of unrecognized tax benefits, including $7.5 million recorded as a reduction of long-term deferred tax assets, which is net of approximately $0.9 million of federal tax benefits, and including $2.0 million in long-term income taxes payable.
     Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

     The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At June 30, 2010 and December 31, 2009, an insignificant amount of interest and penalties are included in long-term income taxes payable.
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
     The Company is subject to examination by the Internal Revenue Service (“IRS”) for the tax years ended 2006 through 2008. The Company is also subject to examination by the State of California for tax years ended 2005 through 2008. In addition, any R&D credit and net operating loss carryforwards generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other jurisdictions for various periods.
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
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,
	2010		2009
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic net loss per share:
Numerator:
Allocation of undistributed earnings	$(528)	$(11,962)	$—	$(23,971)
Denominator:
Weighted-average common shares outstanding	4,788	108,533	—	104,675

Basic net loss per share	$(0.11)	$(0.11)	$—	$(0.23)

Diluted net loss per share:
Numerator:
Allocation of undistributed earnings for basic computation	$(528)	$(11,962)	$—	$(23,971)
Reallocation of undistributed earnings	—	—	—	—

Allocation of undistributed earnings for diluted computation	$(528)	$(11,962)	$—	$(23,971)

Denominator:
Number of shares used in basic computation	4,788	108,533	—	104,675
Dilutive potential shares from stock options, ESPP, Convertible notes and nonvested equity stock and stock units	—	—	—	—

Number of shares used in diluted computation	4,788	108,533	—	104,675

Diluted net loss per share	$(0.11)	$(0.11)	$—	$(0.23)

	Six Months Ended June 30,
	2010		2009
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$5,271	$133,138	$—	$(41,397)
Denominator:
Weighted-average common shares outstanding	4,312	108,915	—	104,536

Basic net income (loss) per share	$1.22	$1.22	$—	$(0.40)

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$5,271	$133,138	$—	$(41,397)
Reallocation of undistributed earnings	(189)	189	—	—

Allocation of undistributed earnings for diluted computation	$5,082	$133,327	$—	$(41,397)

Denominator:
Number of shares used in basic computation	4,312	108,915	—	104,536
Dilutive potential shares from stock options, ESPP, Convertible notes and nonvested equity stock and stock units	—	4,207	—	—

Number of shares used in diluted computation	4,312	113,122	—	104,536

Diluted net income (loss) per share	$1.18	$1.18	$—	$(0.40)

*	CRCS — Contingently Redeemable Common Stock

**	Other CS — Common Stock other than CRCS
     For the three months ended June 30, 2010 and 2009, options to purchase approximately 6.3 million and 13.5 million shares, respectively, and for the six months ended June 30, 2010 and 2009, options to purchase approximately 6.3 million and 13.8 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended June 30, 2010 and 2009, an additional 4.1 million and 1.2 million shares, respectively, and for the six months ended June 30, 2009, an additional 0.7 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there were net losses for the periods.
12. Business Segments, Exports and Major Customers
     Rambus has two operating segments: (1) the design, development and licensing of semiconductor technology and (2) lighting and display technology. For reporting purpose, the two operating segments have been combined as the assets and operating results of the lighting and display group did not meet the annual quantitative thresholds for disclosure as of June 30, 2010.
     Three customers accounted for 38%, 17% and 10%, respectively, of revenue in the three months ended June 30, 2010. Five customers accounted for 26%, 15%, 14%, 13% and 12%, respectively, of revenue in the three months ended June 30, 2009. One customer accounted for 76% of revenue in the six months ended June 30, 2010. Five customers accounted for 25%, 15%, 14%, 12% and 12%, respectively, of revenue in the six months ended June 30, 2009. Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.
     Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Japan	$18,837	$22,070	$37,873	$43,881
Korea	14,713	230	151,879	372
North America	5,292	4,624	10,777	9,892
Asia-Pacific	13	18	58	84
Europe	7	41	139	88

	$38,862	$26,983	$200,726	$54,317

     At June 30, 2010, of the $39.0 million of total property and equipment, approximately $37.6 million are located in the United States, $1.2 million are located in India and $0.2 million are located in other foreign locations. At December 31, 2009, of the $39.0 million of total property and equipment, approximately $37.1 million are located in the United States, $1.6 million are located in India and $0.3 million were located in other foreign locations.
13. Amortizable Intangible Assets
     The components of the Company’s intangible assets as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$18,223	$(7,846)	$10,377
Intellectual property	10,384	(10,384)	—
Customer contracts and contractual relationships	4,050	(2,950)	1,100
Existing technology	17,550	(3,874)	13,676
Non-competition agreement	100	(100)	—

Total intangible assets	$50,307	$(25,154)	$25,153

	As of December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$12,441	$(6,876)	$5,565
Intellectual property	10,384	(10,384)	—
Customer contracts and contractual relationships	4,050	(2,717)	1,333
Existing technology	17,550	(2,788)	14,762
Non-competition agreement	100	(100)	—

Total intangible assets	$44,525	$(22,865)	$21,660

     Amortization expense for intangible assets for the three and six months ended June 30, 2010 was $1.2 million and $2.3 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2009 was $0.7 million and $1.5 million, respectively.
     As part of the Company’s ongoing acquisition activities to broaden its technology portfolio, the Company purchased patents for $3.8 million in two asset acquisitions during the first half of 2010. In addition, during the second quarter of 2010, the Company purchased patents for $2.0 million in a business combination for the same reasons.
     The estimated future amortization expense of intangible assets as of June 30, 2010 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2010 (remaining 6 months)	$2,488
2011	4,661
2012	4,388
2013	4,082
2014	3,182
Thereafter	6,352

$25,153

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
     On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows: approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest. Post-judgment interest is accruing at the statutory rate. In addition, the judgment orders Hynix to pay Rambus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% for DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. On April 9, 2009, Rambus submitted its cost bill in the amount of approximately $0.85 million. On March 24, 2009, Hynix filed a motion under Rule 62 seeking relief from the requirement that it post a supersedeas bond in the full amount of the final judgment in order to stay its execution pending an appeal. Rambus filed a brief opposing Hynix’s motion on April 10, 2009. A hearing on Hynix’s motion was heard on May 8, 2009. On May 14, 2009, the court granted Hynix’s motion in part and ordered that execution of the judgment be stayed on the condition that, within 45 days, Hynix post a supersedeas bond in the amount of $250 million and provide Rambus with documentation establishing a lien in Rambus’s favor on property owned by Hynix in Korea in the amount of the judgment not covered by the supersedeas bond. The court also ordered that Hynix pay the ongoing royalties set forth in the final judgment into an escrow account. Hynix posted the $250 million supersedeas bond on June 26, 2009. Hynix has deposited amounts into the escrow account pursuant to the court’s order regarding ongoing royalties. The escrowed funds will be released only upon agreement of the parties or further court order in accordance with the terms and conditions set forth in the escrow arrangement. On March 8, 2010, the court awarded costs to Rambus in the amount of approximately $0.76 million. That amount plus accrued interest has been deposited by Hynix into the same escrow account into which ongoing royalties have been deposited.
     On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. Hynix filed a motion to dismiss Rambus’ cross-appeal on July 1, 2009, and Rambus filed an opposition to Hynix’s motion on July 15, 2009. On July 23, 2009, Rambus and Hynix filed a joint motion to assign this appeal to the same panel hearing the appeal in the Micron Delaware case (discussed below) and to coordinate oral arguments of the two appeals. On August 17, 2009, the Federal Circuit issued an order 1) granting the joint motion to coordinate oral arguments of the two appeals; and 2) denying Hynix’s motion to dismiss Rambus’s cross-appeal. On August 31, 2009, Hynix filed its opening brief. On December 7, 2009, Rambus filed its answering and opening cross-appeal brief. Hynix’s reply and answering brief was filed February 16, 2010, and Rambus’s reply was filed February 23, 2010. Oral argument was held on April 5, 2010. On June 9, 2010, the Federal Circuit issued an order that it will rehear oral argument in the coordinated appeals on the basis of the parties’ original briefs. Oral argument is scheduled to be reheard on October 6, 2010.
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
     On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the point at which the court determined that Rambus should have known litigation was reasonably foreseeable. The court issued an accompanying order declaring the 12 patents in suit unenforceable against Micron (the “Delaware Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus filed its opening brief on July 2, 2009. On July 24, 2009, Rambus filed a motion to assign this appeal to the same panel hearing the appeal in the Hynix case (discussed above) and to coordinate oral arguments of the two appeals. On August 8, 2009, Micron filed an opposition to Rambus’s motion to coordinate. On August 17, 2009, the Federal Circuit issued an order granting Rambus’s motion to coordinate oral arguments of the two appeals. On August 28, 2009, Micron filed its answering brief. On October 14, 2009, Rambus filed its reply brief. Oral argument was held on April 5, 2010. On June 9, 2010, the Federal Circuit issued an order that it will rehear oral argument in the coordinated appeals on the basis of the parties’ original briefs. Oral argument is scheduled to be reheard on October 6, 2010.
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
     On January 19, 2009, Micron filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition to Micron’s motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order. Trial on Rambus’ patent infringement claims is scheduled to begin on May 2, 2011.
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
     On January 19, 2009, Samsung, Nanya, and Hynix filed motions for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed opposition briefs to these motions on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order. Trial on Rambus’ patent infringement claims is scheduled to begin on May 2, 2011.

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
     On March 25, 2010, Hynix filed appeals with the General Court of the European Union purporting to challenge the settlement and the European Commission’s rejection of Hynix’s complaint. No decision has issued to date on Hynix’s appeal.
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
     On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Following several rounds of motions to dismiss, on April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. Rambus’ motion to dismiss the amended complaint was heard on September 12, 2008. On December 9, 2008, the court granted Rambus’ motion and entered judgment in favor of Rambus. Plaintiffs filed a notice of appeal on December 15, 2008. Plaintiffs’ filed their opening brief on April 13, 2009. Rambus opposed on May 29, 2009, and plaintiffs filed a reply brief on June 12, 2009. On June 16, 2010, the United States Court of Appeals for the Ninth Circuit issued a decision affirming the judgment in favor of Rambus.
     On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On November 24, 2008, Rambus filed a motion to dismiss or, in the alternative, stay this case in light of the first-filed federal action. On January 12, 2009, Rambus filed a demurrer to plaintiffs’ complaint on the ground that it was barred by the doctrine of claim preclusion. A hearing on Rambus’ motions was held on February 27, 2009. The court granted Rambus’s motion to stay the case pending the outcome of the appeal in the federal action and denied the remainder of the motions without prejudice. In light of the appellate court’s decision in the federal action (described above) the stay has been lifted in order to allow the plaintiffs to move for leave to file a second amended complaint and Rambus to file a further demurrer to plaintiffs’ complaint on the ground that it is barred by the doctrine of claim preclusion. Additionally, the Company will only record a contingent liability if it is probable that a loss has been incurred and the amount is reasonably estimable.
     On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint. A hearing was held on January 9, 2009. On January 12, 2009, the court sustained Rambus’ demurrer without prejudice. Plaintiffs filed a second amended complaint on February 13, 2009, containing the same causes of action as the previous complaint. On March 17, 2009, Rambus filed a demurrer to the second amended complaint. A hearing was held on May 22, 2009. On May 26, 2009, the court sustained in part and overruled in part Rambus’s demurrer. On June 5, 2009, Rambus filed an answer denying plaintiffs’ remaining allegations. Discovery is ongoing. Additionally, the Company will only record a contingent liability if it is probable that a loss has been incurred and the amount is reasonably estimable.
  NVIDIA Litigation
  U.S District Court in the Northern District of California
     On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for SDR, DDR, DDRx, GDDR, and GDDRy (where DDRx and GDDRy includes at least DDR2, DDR3 and GDDR3) technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Certain limited discovery is proceeding. A case management conference is scheduled for August 27, 2010.
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
     On March 25, 2010, the ITC determined to review certain obviousness findings regarding the Barth patents and certain obviousness and anticipation findings regarding the Ware patents. The parties have submitted briefing on these issues and on the issue of remedy and bonding. On May 24, 2010, the ITC extended the target date for completion of the investigation by two days to May 26, 2010. On May 26, 2010, the ITC requested further briefing on the impact of the license between Rambus and Samsung on the administrative law judge’s findings and conclusions, particularly on the issue of patent exhaustion. On June 7, 2010 and June 15, 2010, the parties filed briefs as requested by the ITC. On June 22, 2010, the ITC requested additional briefing to discuss the relevance and effect with respect to the issue of patent exhaustion of a decision issued on May 27, 2010, by the United States Court of Appeals for the Federal Circuit in a case captioned Fujifilm Corp. v. Benun. On June 25, 2010, the parties filed briefs as requested by the ITC. The final determination from the ITC is due July 26, 2010.
     On July 26, 2010, the ITC issued its final determination affirming the administrative law judge’s initial determination with certain modifications to provide further analysis of issues related to obviousness. The ITC found that respondents failed to demonstrate that Rambus’ patent rights are exhausted with respect to accused products that incorporate Samsung memory. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation by any respondent of memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents; and (2) a cease and desist order prohibiting respondents with commercially significant inventories of infringing products in the United States from importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation), and soliciting U.S. agents or distributors for, memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents, in violation of 19 U.S.C. § 1337. The ITC determined that the amount of the bond to permit importation during the sixty-day Presidential review period is 2.65 percent of the entered value of the subject imports. The ITC denied respondents’ request for stay and terminated the investigation.
  Potential Future Litigation
     In addition to the litigation described above, companies continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters.
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
     The Company’s financial instruments are measured and recorded at fair value, except for cost method investments and convertible notes. The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.
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
     The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of our cash equivalents and marketable securities by the above pricing levels as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market funds	$330,211	$330,211	$—	$—
U.S. government bonds and notes	230,260	—	230,260	—
Corporate notes, bonds and commercial paper	32,634	—	32,634	—
Corporate securities	179	179	—	—

Total available-for-sale securities	$593,284	$330,390	$262,894	$—

	As of December 31, 2009
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market funds	$280,908	$280,908	$—	$—
U.S. government bonds and notes	138,829	—	138,829	—
Corporate notes, bonds and commercial paper	32,291	—	32,291	—

Total available-for-sale securities	$452,028	$280,908	$171,120	$—

     The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company monitors the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The Company evaluated the fair value of the investment in the non-marketable security as of June 30, 2010 and determined that there were no events that caused a decrease in its fair value below the carrying cost.
     The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of June 30, 2010 and December 31, 2009:

As of June 30, 2010
		Quoted			Impairment
		market	Significant		Charges for
		prices in	other	Significant	the Three
		active	observable	unobservable	Months
	Carrying	markets	inputs	inputs	Ended June
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	30, 2010
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

As of December 31, 2009
		Quoted			Impairment
		market	Significant		Charges for
		prices in	other	Significant	the Year
		active	observable	unobservable	Ended
	Carrying	markets	inputs	inputs	December
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	31, 2009
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

     The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010			As of December 31, 2009
	Face	Carrying		Face	Carrying
(in thousands)	Value	Value	Fair Value	Value	Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$116,184	$199,286	$172,500	$112,012	$261,160
Zero Coupon Convertible Senior Notes due 2010	—	—	—	136,950	136,032	142,599

Total Convertible notes	$172,500	$116,184	$199,286	$309,450	$248,044	$403,759

     The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As discussed in Note 16, “Convertible Notes,” as of June 30, 2010, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
     The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income, net” in the consolidated statement of operations. As of June 30, 2010, the Company has not incurred any impairment loss on its investments. As of December 31, 2009, the Company recorded an impairment loss of $164,000 for one investment.
16. Convertible Notes
     The Company’s convertible notes are shown in the following table.

	As of June 30,	As of December 31,
(in thousands)	2010	2009
5% Convertible Senior Notes due 2014	$172,500	$172,500
Zero Coupon Convertible Senior Notes due 2010	—	136,950

Total principal amount of convertible notes	172,500	309,450
Unamortized discount	(56,316)	(61,406)

Total convertible notes	$116,184	$248,044
Less current portion	—	(136,032)

Total long-term convertible notes	$116,184	$112,012

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
     The Company will pay cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. In the second quarter of 2010, the Company made a payment of approximately $4.3 million related to the 2014 Notes. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes are the Company’s general unsecured obligation, ranking equal in right of payment to all of the Company’s existing and future senior indebtedness, including the 2010 Notes, and are senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2014 Notes.
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

     Zero Coupon Convertible Senior Notes due 2010. On February 1, 2005, the Company issued $300.0 million aggregate principal amount of zero coupon convertible senior notes due February 1, 2010 (the “2010 Notes”) to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the 2010 Notes to institutional investors.
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
     Additional paid-in capital at June 30, 2010 and December 31, 2009 includes $63.9 million related to the equity component of the 2014 Notes.
     As of June 30, 2010, none of the conversion conditions were met related to the 2014 Notes. Therefore, the classification of the entire equity component for the 2014 Notes in permanent equity is appropriate as of June 30, 2010.
     Interest expense related to the notes for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$42	$4,312	$42
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	1,584	53	4,486	53
2010 Notes amortization of discount at an effective interest rate of 8.4%	—	2,722	958	5,392

Total interest expense	$3,740	$2,817	$9,756	$5,487

     During the second quarter of 2010, the Company adjusted its interest expense by approximately $1.0 million due to the incorrect amortization of the non-cash debt discount related to the 2014 Notes. The Company concluded that the correction was not material to the previous or present periods.
17. Acquisitions
     During the second quarter of 2010, as part of the Company’s ongoing acquisition activities to broaden its technology portfolio, the Company acquired two businesses for $2.7 million and purchased patents for $2.3 million. Of the $2.7 million used to acquire the two businesses, the Company paid $2.4 million in cash and will pay the remaining $0.3 million later in 2010. For the acquired businesses,

$2.0 million and $0.7 million were related to patents and equipment, respectively. The business combinations and patent acquisition were not significant to the financial statements.
     During the first quarter of 2010, the Company purchased patents in an asset acquisition for approximately $1.5 million as part of the Company’s ongoing acquisition activities to broaden its technology portfolio. The patent acquisition was not significant to the financial statements.

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
     Rambus, RDRAMtm , XDRtm, FlexIOtm and FlexPhasetm are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this annual report on Form 10-K are the property of their respective owners.
     Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Fully Buffered-Dual Inline Memory Module	FB-DIMM
Gigabits per second	Gb/s
Graphics Double Data Rate	GDDR
Input/Output	I/O
Light Emitting Diodes	LED
Lighting and Display Technology	LDT
Liquid Crystal Display	LCD
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAMtm
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDRtm
     From time to time we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices Inc.	AMD
ARM Holdings plc	ARM
Elpida Memory, Inc.	Elpida
Fujitsu Limited	Fujitsu
General Electric Company	GE
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA

Optical Internetworking Forum	OIF
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Peripheral Component Interconnect — Special Interest Group	PCI-SIG
Renesas Electronics Corporation (formerly NEC Electronics Corporation and Renesas Technology Corporation)	Renesas
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba

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
     In December 2009, we added lighting technology to our portfolio of solutions through the acquisition of patented innovations and technology from GLT. This technology is complementary to our chip interface technologies since it is intended to improve the visual capabilities, form factor, power efficiency and cost effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics and mobile applications. Our new technology also has significant potential to enable cost-effective and power-efficient LED-based general lighting products.
     As of June 30, 2010, our chip interface, lighting and other technologies are covered by approximately 1020 U.S. and foreign patents. Additionally, we have approximately 740 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.
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
     Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Fujitsu, Intel, Panasonic, Renesas, Samsung and Toshiba have licensed our patents for use in their own products.
     We also derive additional revenue by licensing a range of technology solutions including our leadership architectures and industry-standard solutions to customers for use in their semiconductor and system products. Our customers include leading companies such as Elpida, IBM, Panasonic, Samsung, Sony and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductors and system products. Licensees also may receive, in addition to their technology license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.
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
Executive Summary
     During the first quarter of 2010, we signed a significant settlement agreement with Samsung bringing the Company into a profit position for the six month period ended June 30, 2010. See Note 3, “Settlement Agreement with Samsung,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion. We continue to pursue other revenue opportunities in order to grow our revenue. In December 2009, we added lighting technology through the acquisition of patented innovations and technology from GLT as part of our strategy to expand our patent portfolio and diversify our business. In June 2010, we signed a broad licensing agreement for the use of our patented lighting innovations with GE Lighting, a unit of GE’s Appliances & Lighting business. We also purchased patents and two small businesses as part of our ongoing acquisition activities to broaden our technology portfolio during the second quarter of 2010.
     Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three and six months ended June 30, 2010 increased $7.7 million and $11.1 million, respectively, as compared to the same periods in 2009 primarily due to the increase in headcount from our newly established LDT group in December 2009. As a percentage of revenue, engineering expenses remained relatively flat and decreased for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The decrease for the six month period was due to higher revenue primarily attributed to the settlement with Samsung. Marketing, general and administrative expenses in aggregate decreased $3.2 million and $8.8 million, respectively, for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to lower litigation expenses. Our higher revenue combined with the decrease in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to decrease as a percentage of revenue. Additionally, for the three and six months ended June 30, 2010, we incurred costs of restatement and related legal activities of $1.6 million and $2.2 million, respectively, primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation.
Trends
     There are a number of trends that we expect may or will have a material impact on us in the future, including global economic conditions with the resulting impact on sales, continuing pursuit of litigation against companies that we believe have infringed our patented technologies and shifts in our overall effective tax rate.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 83% and 91% of our revenue for the three and six months ended June 30, 2010, respectively. This compares with the three and six months ended June 30, 2009, in which revenue from our top five licensees accounted for approximately 79% and 78% of our revenue, respectively. As a result of our settlement with Samsung, Samsung is expected to account for a significant portion of our ongoing licensing revenue in 2010. For the three months ended June 30, 2010, revenue from Renesas, Samsung and Toshiba each accounted for 10% or more of our total revenue. For the six months ended June 30, 2010, revenue from Samsung accounted for 10% or more of our total revenue. For the three months ended June 30, 2009, revenue from AMD, Fujitsu, NEC, Sony and Toshiba each accounted for 10% or more of our total revenue. For the six months ended June 30, 2009, revenue from AMD, Fujitsu, NEC, Panasonic and Sony each accounted for 10% or more of our total revenue.
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
     The semiconductor industry is intensely competitive and highly cyclical. Our visibility with respect to future sales is very limited at this time. To the extent that macroeconomic fluctuations negatively affect our principal licensees, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. The recent downturn in worldwide economic conditions also threatens the financial health of our commercial counterparties, including companies with whom we have entered into licensing arrangements, settlement agreements or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Some of our existing patent licensees have fixed royalty payments which are not impacted by the recent economic downturn. Royalty payments from the remaining licensees are related to variable royalty agreements which have been impacted by the recent economic conditions. Current market indicators are mixed, but there are some recent signs of some stabilization. However, there continue to be indications that global demand will not quickly recover and may continue to contract for most, if not all, of 2010. Such lower demand levels may adversely impact our revenue and profitability. See Item 1A, “Risk Factors.”
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
     Our revenue from companies headquartered outside of the United States accounted for approximately 87% and 95% of our total revenue for the three and six months ended June 30, 2010, respectively, as compared to 83% and 82% for the three and six months ended June 30, 2009, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
     For additional information concerning international revenue, see Note 12, “Business Segments, Exports and Major Customers,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
     Engineering costs as a percentage of net sales remained relatively flat and decreased for the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year. The decrease for the six month period was due to the higher revenue primarily attributed to the settlement with Samsung. In the near term, we expect engineering costs to be higher than in 2009 due primarily to the engineering activities in our newly established LDT group, funding for our 2010 Corporate Incentive Plan (the “2010 CIP”) and the bonus related to the Samsung settlement. In addition, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations and leadership position in chip interface technologies and, as a result, expenses are expected to increase.
     Marketing, general and administrative expenses in the aggregate and as a percentage of net sales decreased for the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year primarily due to lower litigation expenses as well as higher revenue primarily attributed to the patent license revenue related to the settlement with Samsung. Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses will continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will continue to increase marketing, general and administrative expenses as litigation expenses will continue to increase until such litigation is resolved.
     As we continue to pursue litigation and invest in research and development projects and if we experience lower revenue from our licensees in the future, our cash from operations will be negatively affected.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Royalties	98.3%	91.8%	99.0%	93.8%
Contract revenue	1.7%	8.2%	1.0%	6.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue*	4.7%	5.3%	1.8%	6.7%
Research and development*	59.1%	58.2%	22.3%	61.8%
Marketing, general and administrative*	75.7%	120.7%	30.3%	128.3%
Costs (recoveries) of restatement and related legal activities	4.2%	(1.6)%	1.1%	(25.9)%
Gain from settlement	(26.5)%	—%	(52.9)%	—%

Total operating costs and expenses	117.2%	182.6%	2.6%	170.9%

Operating income (loss)	(17.2)%	(82.6)%	97.4%	(70.9)%

Interest income and other income, net	0.8%	4.3%	0.4%	4.8%
Interest expense	(9.6)%	(10.4)%	(4.9)%	(10.1)%

Interest and other expense, net	(8.8)%	(6.1)%	(4.5)%	(5.3)%

Income (loss) before income taxes	(26.0)%	(88.7)%	92.9%	(76.2)%
Provision for income taxes	6.1%	0.1%	23.9%	0.0%

Net income (loss)	(32.1)%	(88.8)%	69.0%	(76.2)%

*	Includes stock-based compensation:

Cost of revenue	0.1%	0.9%	0.1%	1.1%
Research and development	7.0%	8.2%	2.6%	9.1%
Marketing, general and administrative	13.4%	20.0%	5.2%	19.7%

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Total Revenue
Royalties	$38.2	$24.8	54.3%	$198.7	$50.9	290.2%
Contract revenue	0.7	2.2	(69.9)%	2.0	3.4	(41.2)%

Total revenue	$38.9	$27.0	44.0%	$200.7	$54.3	269.5%

Royalty Revenue
Patent Licenses
     Our patent royalties increased approximately $13.6 million to $31.9 million for the three months ended June 30, 2010 from $18.3 million for the same period in 2009. Our patent royalties increased approximately $146.7 million to $185.0 million for the six months ended June 30, 2010 from $38.3 million for the same period in 2009. The increase in both periods was primarily due to the patent license revenue related to the settlement with Samsung in the first quarter of 2010. See Note 3, “Settlement Agreement with Samsung,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for further details.
     In March 2010, AMD elected to exercise its right to renew the Rambus-AMD Patent License Agreement through the third quarter of 2015. The license fee during the renewal period will be determined at the end of 2010. The original term of AMD’s agreement runs through the end of September 2010.
     We are in negotiations with some existing licensees regarding renewals, as some of the existing patent license agreements have recently expired or will expire in 2010. In the event that negotiations for patent license renewal with some of these licensees are not signed before the end of the third quarter of 2010, our revenue from patent royalties may be lower than anticipated. We expect patent royalties will continue to vary from period to period based on our success in adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.
Technology Licenses
     Royalties from technology licenses decreased approximately $0.2 million to $6.3 million for the three months ended June 30, 2010 from $6.5 million for the same period in 2009. The decrease was primarily due to lower royalties from RDRAMTM controllers in the second quarter of 2010 due to a one-time catch-up royalty payment for the Sony PlayStation®2 product in the second quarter of 2009, partially offset by higher royalties reported from increased shipments related to DDR2 technologies and higher royalties from XDRtm DRAM associated with increased shipments of the Sony PlayStation®3 product in the second quarter of 2010.
     Royalties from technology licenses increased approximately $1.1 million to $13.7 million for the six months ended June 30, 2010 from $12.6 million for the same period in 2009. The increase was primarily due to higher royalties reported from increased shipments related to DDR2 technologies and higher royalties from XDRtm DRAM associated with increased shipments of the Sony PlayStation®3 product, partially offset by lower royalties from RDRAMTM controllers in the first half of 2010 due to a one-time catch-up royalty payment for the Sony PlayStation®2 product in the second quarter of 2009.
     In the future, we expect technology royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.
Contract Revenue
     Contract revenue decreased approximately $1.5 million to $0.7 million for the three months ended June 30, 2010 from $2.2 million for the same period in 2009. Contract revenue decreased approximately $1.4 million to $2.0 million for the six months ended June 30, 2010 from $3.4 million for the same period in 2009. The decrease in both periods was primarily due to the completion of a $1.1 million industry standard chip interface contract in the second quarter of 2009.
     We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.

Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Engineering costs
Cost of revenue	$1.8	$1.2	47.4%	$3.5	$3.0	17.8%
Stock-based compensation	0.0	0.2	(87.7)%	0.1	0.6	(79.4)%

Total cost of revenue	1.8	1.4	25.5%	3.6	3.6	1.0%

Research and development	20.3	13.5	50.3%	39.4	28.6	37.8%
Stock-based compensation	2.7	2.2	22.1%	5.3	5.0	6.4%

Total research and development	23.0	15.7	46.3%	44.7	33.6	33.2%

Total engineering costs	$24.8	$17.1	44.5%	$48.3	$37.2	30.0%

     Total engineering costs increased 44.5% and 30.0% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009 primarily due to the increase in headcount from our newly established LDT group, funding for our 2010 CIP, the bonus related to the Samsung settlement, increase in patent research related costs and additional amortization expense related to intangible assets acquired from GLT.
     In the near term, we expect engineering costs to be higher than in 2009 due primarily to the engineering activities in our newly established LDT group as well as funding for our 2010 CIP and the bonus related to the Samsung settlement. In addition, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation and leadership position in chip interface technologies and, as a result, costs are expected to increase.
Marketing, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$19.0	$12.2	56.5%	$38.3	$26.0	47.2%
Litigation expense	5.2	15.0	(65.3)%	12.2	33.0	(62.9)%
Stock-based compensation	5.2	5.4	(3.8)%	10.4	10.7	(3.1)%

Total marketing, general and administrative costs	$29.4	$32.6	(9.7)%	$60.9	$69.7	(12.6)%

     Total marketing, general and administrative costs decreased 12.6% and 9.7% for the three and six months ended June 30, 2010 as compared to the same periods in 2009 due primarily to the decreased litigation expenses related to ongoing major cases. Non-litigation related marketing, general and administrative costs increased for the three and six months ended June 30, 2010 primarily due to increased headcount in corporate development commencing in 2009 as a result of our strategic initiatives to identify and acquire additional technology opportunities, funding for our 2010 CIP, the bonus related to the Samsung settlement, increased marketing expenses related to trade shows, increased consulting fees and increased general legal expenses.
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
Gain from settlement:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Gain from settlement	$10.3	$—	NM*	$106.2	$—	NM*

*	NM — percentage is not meaningful as the change is too large

     The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, the Company is required to determine the fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes option pricing model and a residual approach (collectively the “Fair Value”). Gain from settlement of $10.3 million and $106.2 million in the three and six months ended June 30, 2010, respectively, represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.
Costs (recoveries) of restatement and related legal activities:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Costs (recoveries) of restatement and related legal activities	$1.6	$(0.4)	NM*	$2.2	$(14.1)	NM*

*	NM — percentage is not meaningful as the change is too large
     Costs (recoveries) of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
     Costs of restatement and related legal activities were $1.6 million for the three months ended June 30, 2010 primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation. As compared to the same period in 2009, the increase in costs in 2010 was primarily due to the absence of reimbursements of $1.9 million from the insurance carriers in connection with the derivative and class action lawsuits. We recorded the $1.9 million as a recovery of costs of restatement and related legal activities for the three months ended June 30, 2009.
     Costs of restatement and related legal activities were $2.2 million for the six months ended June 30, 2010 primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation. As compared to the same period in 2009, the increase in costs in 2010 was primarily due to the absence of reimbursements of $11.9 million from the insurance carriers in 2009, and the receipt of $4.5 million from former executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits. The $16.4 million was recorded as a recovery of costs of restatement and related legal activities for the six months ended June 30, 2009. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.
Interest and other expense, net:

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Interest income and other income, net	$0.3	$1.2	(73.1)%	$0.7	$2.6	(71.6)%
Interest expense	(3.7)	(2.8)	32.8%	(9.7)	(5.5)	77.8%

Interest and other expense, net	$(3.4)	$(1.6)	108.3%	$(9.0)	$(2.9)	213.7%

*	NM — percentage is not meaningful as the change is too large
     Interest income and other income, net consists primarily of interest income generated from investments in high quality fixed income securities. The decrease in interest and other income, net, for the three and six months ended June 30, 2010 as compared to the same periods in 2009 was primarily due to lower yields on invested balances.
     Interest expense primarily consists of non-cash interest expense related to the amortization of the debt discount on the 2010 Notes, which were repaid during the first quarter of 2010, and the 2014 Notes as well as the coupon interest related to the 2014 Notes.
     During the second quarter of 2010, the Company adjusted its interest expense by approximately $1.0 million due to the incorrect amortization of the non-cash debt discount related to the 2014 Notes. We concluded that the correction was not material to the previous or present periods.
     We expect interest expense to be higher in 2010 as the 2014 Notes were outstanding for only six months in 2009 and increase steadily as the 2014 Notes reach maturity. See Note 16, “Convertible Notes,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Provision for income taxes	$2.4	$0.0	NM	$48.1	$0.0	NM

Effective tax rate	(23.7)%	(0.1)%		25.8%	(0.1)%

*	NM — percentage is not meaningful as the change is too large
     Our effective tax rate for the three months ended June 30, 2010 is lower than the U.S. statutory tax rate applied to our net loss due to a full valuation allowance on our U.S. net deferred tax assets, partially offset by foreign withholding taxes and state alternative minimum taxes. Our effective tax rate for the six months ended June 30, 2010 is lower than the U.S. statutory tax rate applied to our net income due to a full valuation allowance on our U.S. net deferred tax assets, partially offset by foreign withholding taxes and state alternative minimum taxes. During the three and six months ended June 30, 2010, we paid withholding taxes of $4.1 million and $46.8 million, respectively, to the Korean tax authorities related to the payments received under the settlement with Samsung. We recorded a provision for income taxes of $2.4 million and $48.1 million, respectively, for the three and six months ended June 30, 2010, which is primarily comprised of the Korean taxes and state alternative minimum taxes. As we continue to maintain a valuation allowance against our U.S. deferred tax assets, our tax provision is based primarily on the Korean withholding taxes and state alternative minimum taxes.
     Our effective tax rate for the three and six months ended June 30, 2009 is lower than the U.S. statutory tax rate applied to our net loss due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.
Liquidity and Capital Resources

	As of
	June 30,	December 31,
	2010	2009
	(In millions)
Cash and cash equivalents	$334.5	$289.1
Marketable securities	263.1	171.1

Total cash, cash equivalents, and marketable securities	$597.6	$460.2

	Six Months Ended
	June 30,
	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$176.4	$(18.3)
Net cash provided by (used in) investing activities	$(99.1)	$64.1
Net cash provided by (used in) financing activities	$(31.9)	$155.9
Liquidity
     Our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first half of 2010 were funded primarily from operating activities due to the settlement with Samsung as well as financing activities due to proceeds from issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and from the issuance of common stock under our equity incentive plans.

Operating Activities
     Cash provided by operating activities of $176.4 million for the six months ended June 30, 2010 was primarily attributable to the net income, which included revenue and gain related to the settlement with Samsung, adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense and depreciation/amortization expense. Changes in operating assets and liabilities for the six months ended June 30, 2010 primarily included increases in accrued salaries due to the 2010 CIP and the bonus related to the Samsung settlement offset by decreases in accrued litigation.
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
Investing Activities
     Cash used in investing activities of approximately $99.1 million for the six months ended June 30, 2010 primarily consisted of purchases of available-for-sale marketable securities of $830.4 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $736.6 million and proceeds from sale of a marketable security of $1.5 million. In the second quarter of 2010, we purchased patents and businesses for an aggregate amount of $4.3 million. In addition, we paid $2.5 million to acquire property and equipment, primarily leasehold improvements for our new offices as well as computer and machinery equipment.
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
Financing Activities
     Cash used in financing activities was $31.9 million for the six months ended June 30, 2010 due primarily to the payment upon maturity of $137.0 million in face value of the 2010 Notes and stock repurchased with an aggregate price of $95.3 million under our share repurchase program, offset by proceeds received of $192.0 million from the issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and $9.5 million from issuance of common stock under equity incentive plans. We also made payments totaling $1.2 million under installment payment plans to acquire intangible assets and equipment.
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
Contractual Obligations
     On December 15, 2009, we entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby we lease approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California (the “Sunnyvale Lease”). The office space will be used for our corporate headquarters, as well as engineering, marketing and administrative operations and activities. We plan to move to the new premises in the second half of 2010 following completion of leasehold improvements. The

Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.
     During the first quarter of 2010, we began a build-out of this facility and expect to incur approximately $15.3 million in construction costs. Under the terms of the Sunnyvale Lease, the landlord has agreed to reimburse us approximately $9.1 million of this amount. Because certain improvements to be constructed by us are considered structural in nature and we are responsible for any cost overruns, for accounting purposes we are treated as the owner of the construction project for the effect of lessee involvement in asset construction. Therefore, we have capitalized $25.1 million in property and equipment based on the estimated fair value of the portion of the building that we will occupy with a corresponding liability for construction in progress. The fair value was determined as of December 31, 2009 using level 3 fair value inputs (defined as prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.
     Upon completion of construction, we will apply sale-leaseback accounting. At that time, we will determine whether the lease will be treated as a capital or operating lease.
     On March 8, 2010, we entered into a lease agreement with Fogg-Brecksville Development Co. (the “Ohio Landlord”) for 24,814 square feet of space consisting of 7,158 square feet of office area and 17,656 square feet of warehouse area, located in Brecksville, Ohio (the “Ohio Lease”). We plan to move to the new premises in the third quarter of 2010 following completion of leasehold improvements. The warehouse area will be converted into office space and manufacturing space. The office space will be used for the LDT group’s engineering activities while the manufacturing space will be used for the manufacturer of prototypes for the LDT group. The Ohio Lease has a term of 60 months from the commencement date which is the earlier of (i) the date upon which we first take occupancy of the premises once the construction work is completed or (ii) the first day of the month following completion and notification by the lessor to us of completion of construction of the building. The initial annual base rent is approximately $136,000. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have an option to extend the Lease for an additional period of 60 months.
     During the first quarter of 2010, we began a build-out of this facility and expect to incur approximately $1.6 million in construction costs. Because certain improvements to be constructed by us are considered structural in nature and we are responsible for any cost overruns, for accounting purposes we are treated as the owner of the construction project for the effect of lessee involvement in asset construction. Therefore, we have capitalized $0.8 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding liability for construction in progress. The fair value was determined as of March 31, 2010 using level 3 fair value inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility. Upon completion of construction in the third quarter of 2010, we will account for the arrangement as a financing arrangement as sale-leaseback accounting cannot be applied. The building will be reflected as an asset on our balance sheets throughout the term of the lease. The rental payments will be treated as interest expense recorded on a straight-line basis over the term of the lease and the building will be depreciated on a straight-line basis over a period of 15 years. At the end of the lease term in 2015, we have an option to renew the lease for an additional 60 months. Should we decide not to renew the lease, we would reverse the net book value of the building and the corresponding financing liability and record the difference as a gain.
     On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of March 31, 2010 was $172.5 million, offset by unamortized debt discount of $56.3 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 48 months until maturity of the 2014 Notes on June 15, 2014. See Note 16, “Convertible Notes,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

     As of June 30, 2010, our material contractual obligations are:

		Remainder
(in thousands)	Total	of 2010	2011	2012	2013	2014	Thereafter
Contractual obligations(1)
Leases (2)	$48,300	$4,224	$4,905	$4,999	$4,449	$4,580	$25,143
Convertible notes	172,500	—	—	—	—	172,500	—
Interest payments related to convertible notes	34,120	4,313	8,625	8,625	8,625	3,932	—

Total	$254,920	$8,537	$13,530	$13,624	$13,074	$181,012	$25,143

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.6 million, including $8.6 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable, as of June 30, 2010. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Includes both the Sunnyvale Lease and Ohio Lease.
Contingently Redeemable Common Stock
     On January 19, 2010, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”), Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded, at estimated Fair Value, as contingently redeemable common stock on the consolidated balance sheet as of June 30, 2010.
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
     See Note 3, “Settlement Agreement with Samsung,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion.
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

     During the three months ended June 30, 2010, we repurchased approximately 3.0 million shares of our Common Stock with an aggregate price of approximately $68.8 million. During the six months ended June 30, 2010, we repurchased approximately 4.2 million shares of our Common Stock with an aggregate price of approximately $95.3 million. As of June 30, 2010, we had repurchased a cumulative total of approximately 21.0 million shares of our Common Stock with an aggregate price of approximately $329.0 million since the commencement of the program in 2001. As of June 30, 2010, there remained an outstanding authorization to repurchase approximately 10.5 million shares of our outstanding Common Stock.
     We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the six months ended June 30, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $81.4 million was recorded as an increase to accumulated deficit for the six months ended June 30, 2010. During the six months ended June 30, 2009, we did not repurchase any Common Stock.
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
     Patent licenses. We license our broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, we generally recognize revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, we earn royalties at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.
     Technology licenses. We develop proprietary and industry-standard chip interface products, such as RDRAMtm and XDRtm that we provide to our customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We earn royalties on such licensed products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.
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
Recent Accounting Pronouncements
     See Note 2 “Recent Accounting Pronouncements” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

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
     We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2010, we had an investment portfolio of fixed income marketable securities of $593.3 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2010, the fair value of the portfolio would decline by approximately $1.1 million. Actual results may differ materially from this sensitivity analysis.
     The table below summarizes the book value, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010
			Gross	Gross	Weighted
			Unrealized	Unrealized	Rate of
(dollars in thousands)	Fair Value	Amortized Cost	Gains	Losses	Return
Money Market Funds	$330,211	$330,211	$—	$—	0.01%
U.S. Government Bonds and Notes	230,260	230,139	133	(12)	0.42%
Corporate Notes, Bonds and Commercial Paper	32,634	32,647	10	(23)	0.47%
Corporate Securities	179	172	7	—	0.00%

Total cash equivalents and marketable securities	593,284	593,169	150	(35)
Cash	4,325	4,325	—	—

Total cash, cash equivalents and marketable securities	$597,609	$597,494	$150	$(35)

	December 31, 2009
			Gross	Gross	Weighted
			Unrealized	Unrealized	Rate of
(dollars in thousands)	Fair Value	Amortized Cost	Gains	Losses	Return
Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds and Commercial Paper	32,291	32,222	70	(1)	1.89%

Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—

Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

     The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of June 30, 2010:

		Fair Value Given a	Fair Value Given a
		10%	10%
		Increase in Market	Decrease in Market
(in thousands)	Fair Value	Prices	Prices
5% Convertible Senior Notes due 2014	$199,286	$219,215	$179,357
     We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2010, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting

     In December 2009, the Company formed the new LDT group, in connection with acquisition of certain technology and a portfolio of advanced lighting and optoelectronics patents from Global Lighting Technologies. As a result, we have begun integrating the processes and systems relating to the new group into our existing system of internal control over financial reporting. Except for the processes, systems and controls relating to the integration of the LDT group, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. All of the other smaller business acquisitions during the year have been integrated into our existing business processes, systems and controls.
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
     We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which were traditionally focused on PCs, including PC graphics processors, and video game consoles, and now include HDTVs, cellular and digital phones, PDAs, digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces. In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation®3, HDTVs and set top boxes. As we diversify our technologies, such as through the establishment of our LDT group, we will seek out other target markets in and related to computing, gaming and graphics, consumer electronics, mobile and general lighting applications. We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt our technologies, including, among others:
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
     Our newly established LDT group faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations.
     If for any of these reasons we cannot effectively compete in these primary market segments, our results of operations could suffer.

If our new LDT group does not succeed, our results of operations may be adversely affected.
     The future success of our new LDT group, formed in connection with the December 2009 acquisition of certain technology and a portfolio of advanced lighting and optoelectronics patents of Global Lighting Technologies, depends on our ability to improve the visual capabilities, form factor, power efficiency and cost-effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics, mobile and general lighting applications. We will need to keep pace with rapid changes in advanced lighting and optoelectronics technology, changing consumer requirements, new product introductions and evolving industry standards, any of which could render our existing technology obsolete if we fail to respond in a timely manner. The extent to which companies in the general lighting industry adopt solid state lighting and license our lighting technologies, and the timing of such adoption and licensing, if it occurs at all, is subject to many factors beyond our control and is not predictable by us. We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt and license our lighting technologies.
     The development, application and licensing of new backlit lighting technologies is a complex process subject to a number of uncertainties, including the integration of our LDT group into the rest of our company and the small size of the LDT group. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our lighting technologies more difficult. If others develop innovative proprietary lighting technology that is superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology, and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.
In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.
     If new competitors, technological advances by existing competitors, our entry into new markets, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the six months ended June 30, 2010 and 2009, research and development expenses were $44.7 million and $33.6 million, respectively, including stock-compensation of approximately $5.3 million and $5.0 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, especially with respect to our new LDT group and any other new technologies that we pursue outside of our core memory and chip interface technologies, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies, and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.
Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.
     We have a high degree of revenue concentration. As a result of our settlement with Samsung, Samsung is expected to account for a significant portion of our ongoing licensing revenue commencing in 2010. Our top five licensees represented approximately 91% and 78% of our revenues for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, revenue from Samsung accounted for 10% or more of our total revenue. For the six months ended June 30, 2009, revenue from AMD, Fujitsu, NEC, Panasonic and Sony each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
     In 2009, two of our counterparties, Qimonda and Spansion, were subject to insolvency proceedings in their applicable jurisdictions as a result of a downturn in business. Qimonda, which was a party to a settlement and licensing agreement with us, is under the process of being liquidated under its German insolvency proceeding. As part of the process, the administrator for Qimonda’s insolvency informed us that our license agreement was terminated. Under the license agreement, if we entered into licenses with certain other DRAM manufacturers, Qimonda would have been required to make certain additional payments to us up to an aggregate of $100.0 million. Given the status of Qimonda’s liquidation and the notice of termination of the license agreement, we do not believe that even if we satisfied the conditions for additional payments, we will obtain any future payment from Qimonda or the successors to its business. Spansion, which was one of our licensees that owed us an immaterial amount at the time of its insolvency, has now exited its voluntary Chapter 11 reorganization.
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
     Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenue in any particular period, it is difficult for us to accurately forecast revenue and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:
•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications, such as the Sony PlayStation® 3;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of litigation results or settlements and the timing and amount of any litigation expenses;

•	changes in our customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts, whether voluntarily or as a result of financial difficulties;

•	the results of our efforts to expand into new target markets, such as with our LDT group;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own; and

•	changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees.
     We believe that royalties will continue to represent a majority of total revenue for the foreseeable future. For the six months ended June 30, 2010 and 2009, royalties accounted for 99% and 94%, respectively, of our total revenue. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
     For the six months ended June 30, 2010 and 2009, revenue from our sales to international customers constituted approximately 95% and 82% of our total revenue, respectively. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
     As part of our strategic initiatives, we have completed, currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products or technologies, and the entry into strategic transactions or other arrangements. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing an acquisition, including the December 2009 acquisition of technology and a patent portfolio from Global Lighting Technologies and our smaller business acquisitions during the six month period ending June 30, 2010, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:
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
     In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 14, “Litigation and Asserted Claims,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to our past and any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

     We have indebtedness. In 2009, we issued $172.5 million aggregate principal amount of our 2014 Notes. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of the principal of our indebtedness as we are required to pay the principal amount of our 2014 Notes in cash upon conversion if specified conditions are met or when due;

•	if upon any conversion of our 2014 Notes we are required to satisfy our conversion obligation with shares of our common stock or we are required to pay a “make-whole” premium with shares of our common stock, our existing stockholders’ interest in us would be diluted; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
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
Our restated certificate of incorporation and bylaws,our stockholder rights plan, Delaware law and our outstanding convertible notes contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.
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
     We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). See Note 14, “Litigation and Asserted Claims,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
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
     In addition, third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigations, to challenge or otherwise act against us with respect to such government agency proceedings, such as the attempts by Hynix to appeal our settlement with the European Commission, and to assert claims for monetary damages against us. Although we have successfully defeated certain attempts to do so, there can be no assurance that other third parties will not be successful in the future or that additional claims or actions arising out of adverse findings by a government agency will not be asserted against us.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

		Total Number			Maximum
		of Shares			Number of
		Purchased as			Shares that
		Part of			May Yet be
		Publicly			Purchased
	Total Number	Announced		Average	Under the
	of Shares	Plans or		Price Paid	Plans or
Period	Purchased	Programs	Total Paid	per Share	Programs
Cumulative shares repurchased as of 12/31/2009	16,810,950	16,810,950	$233,756,155	$13.90	2,240,913
Additional authorization					12,500,000

					14,740,913
2/1/2010 - 2/28/2010	1,233,287	1,233,287	$26,472,746	$21.47	13,507,626
4/1/2010 - 4/30/2010	519,895	519,895	$12,715,797	$24.46	12,987,731
5/1/2010 - 5/31/2010	1,793,068	1,793,068	$42,502,150	$23.70	11,194,663
6/1/2010 - 6/30/2010	686,000	686,000	$13,594,241	$19.82	10,508,663

Cumulative shares repurchased as of 6/30/2010	21,043,200	21,043,200	$329,041,090	$15.64

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
     During the six months ended June 30, 2010, we repurchased approximately 4.2 million shares of our Common Stock with an aggregate price of approximately $95.3 million. As of June 30, 2010, we had repurchased a cumulative total of approximately 21.0 million shares of our Common Stock with an aggregate price of approximately $329.0 million since the commencement of the program in 2001. As of June 30, 2010, there remained an outstanding authorization to repurchase approximately 10.5 million shares of our outstanding Common Stock.

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

RAMBUS INC.
Date: July 30, 2010	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3	Amended and Restated Bylaws of Registrant dated April 29, 2010.

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