Form 10-Q
period 2010-09-30
RAMBUS INC
filed 2010-10-29
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 111,729,266 as of September 30, 2010.

RAMBUS INC.

PAGE
Special Note Regarding Forward-Looking Statements	3
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	5
Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	7
Notes to Unaudited Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures about Market Risk	54
Item 4. Controls and Procedures	56
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3. Defaults Upon Senior Securities	71
Item 4. Reserved	71
Item 5. Other Information	71
Item 6. Exhibits	71
Signature	72
Exhibit Index	73
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:
•	Outcome and effect of current and potential future intellectual property litigation;
•	Litigation expenses;
•	Protection of intellectual property;
•	Amounts owed under licensing agreements;
•	Success in renewing license agreements;
•	Terms of our licenses;
•	Acquisitions, mergers or strategic transactions;
•	Indemnification and technical support obligations;
•	Success in the markets of our or our licensees’ products;
•	Sources of competition;
•	Operating results;
•	Research and development costs and improvements in technology;
•	Sources, amounts and concentration of revenue, including royalties;
•	Effects of changes in the economy and credit market on our industry and business;
•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;
•	Restructuring activities;
•	Growth in our business;
•	Product development;
•	Pricing policies of our licensees;
•	Engineering, marketing and general and administration expenses;
•	Contract revenue;
•	International licenses and operations, including our design facility in Bangalore, India;
•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders;
•	Repurchases of our Common Stock pursuant to share repurchase programs;
•	Effective tax rates;
•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Methods, estimates and judgments in accounting policies;
•	Adoption of new accounting pronouncements;
•	Ability to identify, attract, motivate and retain qualified personnel;
•	Trading price of our Common Stock;
•	Corporate governance;
•	Consequences of the lawsuits related to the stock option investigation;
•	The level and terms of our outstanding debt;
•	Resolution of the governmental agency matters involving us;
•	Internal control environment;
•	Interest and other income, net; and
•	Likelihood of paying dividends or repurchasing stock.
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

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$218,197	$289,073
Marketable securities	266,696	171,120
Accounts receivable	155	949
Prepaids and other current assets	12,120	8,700
Deferred taxes	1,141	129

Total current assets	498,309	469,971
Restricted cash	722	639
Deferred taxes	1,120	2,034
Intangible assets, net	27,104	21,660
Property and equipment, net	49,705	38,966
Goodwill	15,554	15,554
Other assets	6,115	7,045

Total assets	$598,629	$555,869

LIABILITIES
Current liabilities:
Accounts payable	$11,844	$8,972
Accrued salaries and benefits	25,401	6,435
Accrued litigation expenses	3,890	5,147
Income taxes payable	703	486
Other accrued liabilities	6,890	4,020
Non-cash obligation for construction in progress	25,900	25,100
Convertible notes	—	136,032

Total current liabilities	74,628	186,192
Convertible notes	118,824	112,012
Long-term income taxes payable	2,024	1,994
Other long-term liabilities	1,176	344

Total liabilities	196,652	300,542

Commitments and contingencies

Contingently redeemable common stock:
Outstanding: 4,788,125 shares at September 30, 2010 and no shares at December 31, 2009	113,500	—

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 111,729,266 shares at September 30, 2010 and 105,934,157 shares at December 31, 2009	107	106
Additional paid-in capital	914,194	818,992
Share purchase contract	(90,000)	—
Accumulated deficit	(535,533)	(563,858)
Accumulated other comprehensive income (loss), net	(291)	87

Total stockholders’ equity	288,477	255,327

Total liabilities, contingently redeemable common stock and stockholders’ equity	$598,629	$555,869

See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands, except per share amounts)
Revenue:
Royalties	$31,179	$26,898	$229,913	$77,826
Contract revenue	564	976	2,556	4,365

Total revenue	31,743	27,874	232,469	82,191

Operating costs and expenses:
Cost of revenue*	1,368	1,858	5,026	5,479
Research and development*	23,002	16,727	67,678	50,277
Marketing, general and administrative*	27,938	29,882	88,873	99,601
Costs (recoveries) of restatement and related legal activities, net	1,229	68	3,393	(14,000)
Gain from settlement	(10,300)	—	(116,500)	—

Total operating costs and expenses	43,237	48,535	48,470	141,357

Operating income (loss)	(11,494)	(20,661)	183,999	(59,166)
Interest income and other income, net	312	891	1,053	3,504
Interest expense	(4,953)	(7,641)	(14,709)	(13,128)

Interest and other expense, net	(4,641)	(6,750)	(13,656)	(9,624)

Income (loss) before income taxes	(16,135)	(27,411)	170,343	(68,790)
Provision for income taxes	4,441	85	52,510	103

Net income (loss)	$(20,576)	$(27,496)	$117,833	$(68,893)

Net income (loss) per share:
Basic	$(0.18)	$(0.26)	$1.04	$(0.66)

Diluted	$(0.18)	$(0.26)	$1.01	$(0.66)

Weighted average shares used in per share calculation
Basic	111,866	105,182	112,768	104,761

Diluted	111,866	105,182	116,347	104,761

* Includes stock-based compensation:

Cost of revenue	$17	$283	$146	$906
Research and development	$2,470	$2,332	$7,742	$7,286
Marketing, general and administrative	$4,976	$5,134	$15,340	$15,826
See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$117,833	$(68,893)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	23,228	24,018
Depreciation	7,233	8,039
Amortization of intangible assets	3,587	2,209
Non-cash interest expense and amortization of convertible debt issuance costs	8,241	10,958
Deferred tax benefit	(98)	(16)
Loss on sale of marketable security	83	—
Impairment of investment	—	164
Change in operating assets and liabilities:
Accounts receivable	794	749
Prepaids and other assets	1,680	1,784
Accounts payable	(2,445)	4,878
Accrued salaries and benefits and other accrued liabilities	20,338	(1,243)
Accrued litigation expenses	(1,257)	(8,045)
Income taxes payable	247	(234)
Increase in restricted cash	(83)	(16)

Net cash provided by (used in) operating activities	179,381	(25,648)

Cash flows from investing activities:
Acquisition of business	(2,000)	—
Acquisition of intangible assets	(5,500)	(1,550)
Purchases of property and equipment	(13,100)	(2,271)
Purchases of marketable securities	(319,111)	(123,396)
Maturities of marketable securities	218,481	221,434
Proceeds from sale of marketable securities	1,682	—
Investment in non-marketable security	—	(2,000)

Net cash provided by (used in) investing activities	(119,548)	92,217

Cash flows from financing activities:
Payments under installment payment arrangement	(1,550)	—
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	192,000	—
Repayment of convertible senior notes	(136,950)	—
Repurchase of common stock	(105,108)	—
Prepayment under share purchase contract	(90,000)	—
Proceeds received from issuance of common stock under employee stock plans	10,899	16,294
Proceeds from issuance of convertible senior notes	—	172,500
Issuance costs related to the issuance of convertible senior notes	—	(4,313)

Net cash provided by (used in) financing activities	(130,709)	184,481

Net increase (decrease) in cash and cash equivalents	(70,876)	251,050
Cash and cash equivalents at beginning of period	289,073	116,241

Cash and cash equivalents at end of period	$218,197	$367,291

Non-cash investing and financing activities:
Increase in non-cash obligation for construction in progress	$800	$—
Intangible assets acquired under installment payment arrangement	$331	$—
Fixed assets acquired under installment payment arrangement in a business acquisition	$350	$—
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
     During the third quarter of 2010, the Company adjusted its purchases and maturities of marketable securities by approximately $641 million due to the incorrect classification of cash equivalents as marketable securities. Refer to Note 2, “Summary of Significant Accounting Policies”, for additional details.
2. Summary of Significant Accounting Policies
Fair Value of Financial Instruments
     The amounts reported for cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates. The Company adopted the fair value measurement statement (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”), effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. For the discussion regarding the impact of the adoption of the statement on the Company’s marketable securities, see Note 15, “Fair Value of Financial Instruments.” Additionally, the Company has adopted the fair value guidance for financial assets and financial liabilities, effective January 1, 2008, which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company has not elected the fair value option for financial instruments not already carried at fair value.
Cash and Cash Equivalents
     Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions. The cash equivalent balances are invested in highly-rated and highly-liquid money market securities and certain U.S. government obligations.
     In the preparation of the financial statements presented in this quarterly report, the Company noted that it had identified an error of approximately $641 million relating to purchases and maturities of cash equivalents that were included as purchases and maturities of marketable securities (refer to the table below) in cash flows from investing activities in its consolidated statement of cash flows for the six months ended June 30, 2010 previously presented in the report on Form 10-Q for the quarterly period ended June 30, 2010. There was no impact to the previously reported total net cash used in investing activities for the six months ended June 30, 2010. The Company corrected the purchases and maturities of marketable securities within investing activities to properly exclude the $641 million of purchases and maturities of cash equivalents in its consolidated statements of cash flows for the six months ended June 30, 2010. The Company concluded that the correction was not material to the previous or present periods.

	Six Months Ended June 30, 2010
	As Previously
	Filed	Adjustments	As Adjusted
	(In thousands)
Cash flows from investing activities
Acquisition of business	$(2,000)	$—	$(2,000)
Acquisition of intangible assets	(2,250)	—	(2,250)
Purchases of property and equipment	(2,543)	—	(2,543)
Purchases of marketable securities	(830,436)	640,826	(189,610)
Maturities of marketable securities	736,632	(640,826)	95,806
Proceeds from sale of marketable securities	1,518	—	1,518

Net cash used in investing activities	$(99,079)	$—	$(99,079)

Marketable Securities
     Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other expense, net. Realized gains and losses are recorded on the specific identification method and are included in interest income and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of the Company’s investments, there has been no credit losses recorded to date. The classification of marketable securities between short-term and long-term is based on whether the securities are available for use in operations or other purposes.
Non-Marketable Securities
     The Company has an investment in a non-marketable equity security of a private company which is carried at cost. The Company monitors the investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The non-marketable security is classified as other non-current assets in the consolidated balance sheets.
Recent Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus under ASU No. 2009-13 on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company will evaluate the impact of this issue on the Company’s financial statements when reviewing its new or materially modified revenue arrangements with multiple deliverables once this issue becomes effective. The Company does not expect this new standard to significantly impact its consolidated financial statements.
3. Settlement Agreement with Samsung
     On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Under the Settlement Agreement, Samsung has paid the Company $200.0 million in cash in two installments in the first quarter of 2010, and the parties released all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents and has agreed to pay the Company cash amounts equal to $25.0 million per quarter, commencing in the first quarter of 2010, subject to certain adjustments and conditions, over the next five years. In addition, as part of the Settlement Agreement, Samsung purchased approximately 9.6 million shares of common stock of Rambus for cash pursuant to the terms of a Stock Purchase Agreement dated January 19, 2010 (the “Stock Purchase Agreement”), as described in more details below. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to discussions around a new generation of memory technologies. On an aggregate basis, Samsung is expected to make payments to the Company totaling approximately $900.0 million (subject to adjustments per the terms of the License Agreement) from these agreements (collectively, “Samsung Settlement”), of which $475.0 million has been paid through September 30, 2010. The remaining $425.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement) concluding in the three month period ending December 31, 2014.
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
     Under the Stock Purchase Agreement, on January 19, 2010, Samsung purchased for cash from the Company 9.6 million shares of common stock of the Company (the “Shares”) with certain restrictions and put rights. The number of shares issued was based on a price per share equal to $20.885 (which was the average of the open and close trading price of Rambus common stock on The NASDAQ Global Select Market on January 15, 2010, the last trading day prior to the date of the Stock Purchase Agreement). The Shares represented approximately 8.3% of the total outstanding shares of Rambus common stock at that time after giving effect to the issuance thereof. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million).
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
     During each of the second and third quarters of 2010, the Company received cash consideration of $25.0 million from Samsung. For both quarters, the amount was allocated between revenue ($14.7 million) and gain from settlement ($10.3 million) based on the estimated Fair Value for the remaining elements.
     The remaining $425.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.
     The first nine months of 2010 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Nine months
	Ended
	September	Remainder					Estimated
(in millions)	30, 2010	of 2010	2011	2012	2013	2014	Fair Value
Revenue	$166.5	$14.7	$93.8	$100.0	$100.0	$100.0	$575.0
Gain from settlement	116.5	10.3	6.2	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	—	192.0

Total	$475.0	$25.0	$100.0	$100.0	$100.0	$100.0	$900.0

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
     Patent licenses. The Company licenses its broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of the Company’s patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, the Company generally recognizes revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, the Company earns royalties at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to the Company, the Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.
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
Contract Revenue
     The Company generally recognizes revenue using percentage of completion for development contracts related to licenses of its interface solutions, such as XDRtm and FlexIOtm that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress to completion using input measures based upon contract costs incurred compared to the total costs including the remaining estimated cost to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by the Company or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include up-front fees.
     A provision for estimated losses on fixed price contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. If the Company determines that it is necessary to revise the estimates of the total costs required to complete a contract, the total amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the total efforts necessary to complete a project are less than the original assumptions, the contract fees would be recognized sooner than originally expected. Conversely, if the newly estimated total efforts necessary to complete a project are longer than the original assumptions, the contract fees will be recognized over a longer period. As of September 30, 2010, the Company has accrued a liability of approximately $0.1 million related to estimated loss contracts.
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
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net income (loss)	$(20,576)	$(27,496)	$117,833	$(68,893)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(117)	(327)	(378)	(382)

Total comprehensive income (loss)	$(20,693)	$(27,823)	$117,455	$(69,275)

6. Equity Incentive Plans and Stock-Based Compensation
Stock Option Plans
     As of September 30, 2010, 5,534,727 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers, non-employee directors and consultants.
     A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant
Shares available as of December 31, 2009	7,462,394
Stock options granted	(1,818,623)
Stock options forfeited	1,247,796
Stock options expired under former plans	(1,076,790)
Nonvested equity stock and stock units granted (1)	(361,404)
Nonvested equity stock and stock units forfeited (1)	81,354

Total available for grant as of September 30, 2010	5,534,727

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
General Stock Option Information
     The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the nine months ended September 30, 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2010.

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term(years)	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2009	14,456,110	$20.95
Options granted	1,818,623	22.60
Options exercised	(684,940)	12.42
Options forfeited	(1,247,796)	48.78

Outstanding as of September 30, 2010	14,341,997	19.14	5.60	$57,566

Vested or expected to vest at September 30, 2010	13,677,305	19.41	5.57	52,263
Options exercisable at September 30, 2010	9,981,255	19.74	4.64	39,944
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2010, based on the $20.84 closing stock price of Rambus’ Common Stock on September 30, 2010 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2010 was 9,444,593 and 6,762,044, respectively.
Employee Stock Purchase Plans
     Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 161,293 shares at a price of $13.56 per share during the nine months ended September 30, 2010. The Company issued 254,748 shares at a price of $8.06 per share during the nine months ended September 30, 2009. As of September 30, 2010, 685,563 shares under the 2006 ESPP remained available for issuance.

Stock-Based Compensation
     For the nine months ended September 30, 2010 and 2009, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
Stock Options
     During the three and nine months ended September 30, 2010, Rambus granted 93,300 and 1,818,623 stock options, respectively, with an estimated total grant-date fair value of $1.0 million and $23.9 million, respectively. During the three and nine months ended September 30, 2010, Rambus recorded stock-based compensation related to stock options of $5.6 million and $17.3 million, respectively.
     During the three and nine months ended September 30, 2009, Rambus granted 46,750 and 1,430,363 stock options, respectively, with an estimated total grant-date fair value of $0.6 million and $9.5 million, respectively. During the three and nine months ended September 30, 2009, Rambus recorded stock-based compensation related to stock options of $6.0 million and $18.5 million, respectively.
     As of September 30, 2010, there was $39.8 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested as of September 30, 2010 was $145.1 million.
     The total intrinsic value of options exercised was $1.9 million and $7.1 million for the three and nine months ended September 30, 2010, respectively. The total intrinsic value of options exercised was $1.2 million and $6.2 million for the three and nine months ended September 30, 2009, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
     During the nine months ended September 30, 2010, net proceeds from employee stock option exercises totaled approximately $8.5 million.
Employee Stock Purchase Plans
     For the three and nine months ended September 30, 2010, the Company recorded compensation expense related to the ESPP of $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2009, the Company recorded compensation expense related to the ESPP of $0.5 million and $1.5 million, respectively. As of September 30, 2010, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over one month.
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2010 and 2009 calculated in accordance with accounting for share-based payments.
Valuation Assumptions
     The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock Option Plans
Expected stock price volatility	60%	91%	60-69%	91-96%
Risk free interest rate	2.3%	2.3%	2.3-3.2%	1.8-2.3%
Expected term (in years)	6.1	6.0	5.9 – 6.1	5.3 – 6.0
Weighted-average fair value of stock options granted	$10.88	$12.14	$13.15	$6.63

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010*	2009*	2010	2009
Employee Stock Purchase Plan
Expected stock price volatility	—	—	54%	92%
Risk free interest rate	—	—	0.3%	0.3%
Expected term (in years)	—	—	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	—	—	$7.46	$4.97

*	No shares were issued under the Employee Stock Purchase Plans during the three months ended September 30, 2010 and 2009, respectively.
Nonvested Equity Stock and Stock Units
     For the three and nine months ended September 30, 2010, the Company granted nonvested equity stock units to certain officers and employees totaling 20,000 shares and 240,936 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.4 million and $5.3 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and nine months ended September 30, 2010, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units.
     For the three and nine months ended September 30, 2010, the Company recorded stock-based compensation expense of approximately $1.5 million and $4.6 million, respectively, related to all outstanding unvested equity stock grants. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of approximately $1.3 million and $4.0 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $8.9 million at September 30, 2010. This is expected to be recognized over a weighted average of 2.2 years.
     The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2010:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested Equity Stock and Stock Units
Nonvested at December 31, 2009	783,976	$16.24
Granted	240,936	22.13
Vested	(219,477)	17.54
Forfeited	(54,236)	15.76

Nonvested at September 30, 2010	751,199	17.78

7. Marketable Securities
     Rambus invests its excess cash and cash equivalents primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.
     All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	September 30, 2010
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(in thousands)	Fair Value	Cost	Gains	Losses	Return
Money Market Funds	$159,577	$159,577	$—	$—	0.13%
U.S. Government Bonds and Notes	270,729	270,700	73	(44)	0.29%
Corporate Notes, Bonds and Commercial Paper	44,515	44,546	13	(44)	0.39%

Total cash equivalents and marketable securities	474,821	474,823	86	(88)
Cash	10,072	10,072	—	—

Total cash, cash equivalents and marketable securities	$484,893	$484,895	$86	$(88)

	December 31, 2009
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(in thousands)	Fair Value	Cost	Gains	Losses	Return
Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds and Commercial Paper	32,291	32,222	70	(1)	1.89%

Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—

Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

     Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Cash equivalents	$208,125	$280,908
Short term marketable securities	266,696	171,120

Total cash equivalents and marketable securities	474,821	452,028
Cash	10,072	8,165

Total cash, cash equivalents and marketable securities	$484,893	$460,193

     The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of September 30, 2010, marketable debt securities with a fair value of $119.1 million, which mature within one year, had insignificant unrealized losses. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
     The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain (loss), net, at September 30, 2010 and December 31, 2009 are as follows:

	As of		Unrealized Gain (Loss), net
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
	(in thousands)
Contractual maturity:
Due within one year	$474,821	$419,054	$(2)	$250
Due from one year through three years	—	32,974	—	127

	$474,821	$452,028	$(2)	$377

     The unrealized gain (loss), net, was insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized gain (loss), net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government bonds and notes. See Note 15, “Fair Value of Financial Instruments,” for fair value discussion regarding the Company’s cash equivalents and marketable securities.
8. Commitments and Contingencies
     On December 15, 2009, the Company entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby the Company leases approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California (the “Sunnyvale Lease”). The office space will be used for the Company’s corporate headquarters, as well as engineering, marketing and administrative operations and activities. The Company plans to move to the new premises in the fourth quarter of 2010 following completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the

Sunnyvale Lease term. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Company has two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.
     During the first quarter of 2010, the Company began a build-out of this facility and expects to incur approximately $13.5 million in construction costs of which approximately $8.1 million has been incurred as of September 30, 2010. Under the terms of the Sunnyvale Lease, the landlord has agreed to reimburse the Company approximately $9.1 million of this amount. Because certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes, the Company is treated in substance as the owner of the construction project. Therefore, the Company has capitalized $25.1 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding non-cash obligation for construction in progress. The fair value was determined as of December 15, 2009 using level 3 fair value inputs (See Note 15, “Fair Value of Financial Instruments”) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.
     Upon completion of construction, the Company will apply the methodology related to sale-leaseback accounting. At that time, the Company will determine whether the lease will be treated as a capital or operating lease.
     On March 8, 2010, the Company entered into a lease agreement with Fogg-Brecksville Development Co. (the “Ohio Landlord”) for 24,814 square feet of space consisting of 7,158 square feet of office area and 17,656 square feet of warehouse area, located in Brecksville, Ohio (the “Ohio Lease”). The Company moved to the new premises in the third quarter of 2010 following completion of leasehold improvements. The warehouse area was converted into office space and manufacturing space. The office space is used for the Lighting and Display Technology (“LDT”) group’s engineering activities while the manufacturing space is used for the manufacturer of prototypes for the LDT group. The Ohio Lease has a term of 60 months from the commencement date which is the earlier of (i) the date upon which the Company first takes occupancy of the premises once the construction work is completed or (ii) the first day of the month following completion and notification by the lessor to the Company of completion of construction of the building. The initial annual base rent is approximately $136,000. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Company has an option to extend the Lease for an additional period of 60 months.
     During the first quarter of 2010, the Company began a build-out of this facility and expects to incur approximately $1.7 million in construction costs of which substantially all the costs have been incurred as of September 30, 2010. Because certain improvements constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes, the Company is treated in substance as the owner of the construction project. Therefore, the Company has capitalized $0.8 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding non-cash obligation for construction in progress. The fair value was determined as of March 8, 2010 using level 3 fair value inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility. Upon completion of construction in the fourth quarter of 2010, the Company will account for the arrangement as a financing arrangement as sale-leaseback accounting cannot be applied. The building will be reflected as an asset on the Company’s balance sheets throughout the term of the lease. The lease payments will be recorded as interest expense using the effective interest method over the term of the lease and the building will be depreciated on a straight-line basis over a period of 15 years. At the end of the lease term in 2015, the Company has an option to renew the lease for an additional 60 months. As a result of the significant amount of construction costs and leasehold improvements, the Company currently would expect to renew the lease for an additional 60 months so the lease term for accounting purposes will be 10 years. At the end of the lease term, the Company would reverse the net book value of the building and the corresponding financing liability and record the difference, if any, as a gain.
     On June 29, 2009, the Company entered into an indenture by and between the Company and U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014 (the “2014 Notes”). On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of September 30, 2010 was $172.5 million, offset by unamortized debt discount of $53.7 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 45 months until maturity of the 2014 Notes on June 15, 2014. See Note 16, “Convertible Notes,” for additional details.

     As of September 30, 2010, Rambus’ material contractual obligations are:

		Remainder
(in thousands)	Total	of 2010	2011	2012	2013	2014	Thereafter
Contractual obligations(1)
Leases (2)	$46,602	$2,156	$5,104	$5,140	$4,469	$4,580	$25,153
Convertible notes	172,500	—	—	—	—	172,500	—
Interest payments related to convertible notes	34,120	4,313	8,625	8,625	8,625	3,932	—

Total	$253,222	$6,469	$13,729	$13,765	$13,094	$181,012	$25,153

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.9 million, including $9.0 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of September 30, 2010. As noted below in Note 10, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	Includes both the Sunnyvale Lease and Ohio Lease.
     Rent expense was approximately $1.9 million and $5.5 million for the three and nine months ended September 30, 2010, respectively. Rent expense was approximately $1.5 million and $4.7 million for the three and nine months ended September 30, 2009, respectively.
     Deferred rent of $0.9 million as of September 30, 2010 was included primarily in other long-term liabilities. Deferred rent of $0.7 million as of December 31, 2009 was included primarily in current liabilities.
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
     Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of September 30, 2010, the Company had made payments of approximately $14.9 million on their behalf, including $1.2 million in the quarter ended September 30, 2010. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations. The Company received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of the Company’s stock with a value of approximately $0.8 million in the fourth quarter of 2008. Additionally, during the nine months ended September 30, 2010, the Company received $0.1 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs (recoveries) of restatement and related legal activities in the consolidated statements of operations.
9. Stockholders’ Equity
Contingently Redeemable Common Stock
     On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash the Shares with certain restrictions and put rights. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock

Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded, at estimated Fair Value, as contingently redeemable common stock on the consolidated balance sheet as of September 30, 2010.
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
     During the three months ended September 30, 2010, the Company repurchased approximately 0.5 million shares of its Common Stock with an aggregate price of approximately $9.8 million. During the nine months ended September 30, 2010, the Company repurchased approximately 4.8 million shares of its Common Stock with an aggregate price of approximately $105.1 million. As of September 30, 2010, the Company had repurchased a cumulative total of approximately 21.6 million shares of its Common Stock with an aggregate price of approximately $338.9 million since the commencement of the program in 2001. As of September 30, 2010, there remained an outstanding authorization to repurchase approximately 10.0 million shares of the Company’s outstanding Common Stock.
     The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the nine months ended September 30, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $89.5 million was recorded as an increase to accumulated deficit for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company did not repurchase any Common Stock.
     On August 19, 2010, the Company entered into a share repurchase agreement (the “Share Repurchase Agreement”) with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch (“JP Morgan”) to repurchase approximately $90.0 million of the Company’s Common Stock, as part of the Company’s share repurchase program.
     Under the Share Repurchase Agreement, the Company pre-paid to JP Morgan the $90.0 million purchase price for the Common Stock and JP Morgan will deliver to the Company a number of shares of Common Stock to be determined based on the volume weighted average price of the Common Stock, calculated over a period of between one and four months following the date of the Share Repurchase Agreement (the “Valuation Period”), minus an agreed upon discount between the parties. The shares of Common Stock will be delivered by JP Morgan to the Company on the third business day following the Valuation Period described above.

     In addition, under the Share Repurchase Agreement, the Company has the option, in its sole discretion, to terminate the transaction early in the event that the volume weighted average price of the Common Stock exceeds a price agreed upon between the parties at the time the Share Repurchase Agreement was executed.
10. Income Taxes
     The effective tax rate for the three and nine months ended September 30, 2010 was (27.5)% and 30.8%, respectively, which is lower than the U.S. statutory tax rate due primarily to foreign withholding taxes and the full valuation allowance on its U.S. net deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2009 was (0.3)% and (0.1)%, respectively, which was lower than the U.S. statutory tax rate applied to the Company’s net loss primarily due to a full valuation allowance on its U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.
     During the three and nine months ended September 30, 2010, the Company paid withholding taxes of $4.1 million and $50.9 million, respectively, to the Korean tax authorities related to the payments received under the Settlement Agreement and License Agreement with Samsung. The Company recorded a provision for income taxes of $4.4 million for the three months ended September 30, 2010, which is primarily comprised of the Korean withholding taxes. The Company recorded a provision for income taxes of $52.5 million for the nine months ended September 30, 2010, which is primarily comprised of the Korean withholding taxes and state alternative minimum taxes. As the Company continues to maintain a valuation allowance against its U.S. deferred tax assets, the Company’s tax provision is based primarily on the Korean withholding taxes and state alternative minimum taxes.
     As of September 30, 2010, the Company estimates net deferred tax assets, before valuation allowance, of approximately $90.8 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of September 30, 2010, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the nine months ended September 30, 2010, the Company reduced its deferred tax assets from $153.1 million to $90.8 million, and a corresponding reduction of its valuation allowance. This partial release of the valuation allowance is primarily related to the utilization of net operating loss carryforwards offsetting the U.S. tax provision for the nine months ended September 30, 2010. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
     The Company maintains liabilities for uncertain tax positions within its non-current income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
     As of September 30, 2010, the Company had approximately $10.9 million of unrecognized tax benefits, including $9.0 million recorded as a reduction of long-term deferred tax assets and including $1.9 million in long-term income taxes payable. If recognized, approximately $0.6 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2009, the Company had $10.4 million of unrecognized tax benefits, including $8.4 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable.
     Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At September 30, 2010 and December 31, 2009, an insignificant amount of interest and penalties are included in long-term income taxes payable.
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
     The Company is subject to examination by the Internal Revenue Service (“IRS”) for the tax years ended 2007 through 2009. The Company is also subject to examination by the State of California for tax years ended 2006 through 2009. In addition, any R&D credit and net operating loss carryforwards generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company remains subject to income tax examinations in other tax jurisdictions which are not material to the Company’s operations.
     The Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. Subsequent to the quarter ended September 30, 2010, California enacted legislation that includes suspension of net operating loss utilization for 2010 and 2011. This change is not expected to have a material impact to the Company’s financial statements.
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
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,
	2010		2009
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic net loss per share:
Numerator:
Allocation of undistributed earnings	$(881)	$(19,695)	$—	$(27,496)
Denominator:
Weighted-average common shares outstanding	4,788	107,078	—	105,182

Basic net loss per share	$(0.18)	$(0.18)	$—	$(0.26)

Diluted net loss per share:
Numerator:
Allocation of undistributed earnings for basic computation	$(881)	$(19,695)	$—	$(27,496)
Reallocation of undistributed earnings	—	—	—	—

Allocation of undistributed earnings for diluted computation	$(881)	$(19,695)	$—	$(27,496)

Denominator:
Number of shares used in basic computation	4,788	107,078	—	105,182
Dilutive potential shares from stock options, ESPP, Convertible notes and nonvested equity stock and stock units	—	—	—	—

Number of shares used in diluted computation	4,788	107,078	—	105,182

Diluted net loss per share	$(0.18)	$(0.18)	$—	$(0.26)

	Nine Months Ended September 30,
	2010		2009
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$4,673	$113,160	$—	$(68,893)
Denominator:
Weighted-average common shares outstanding	4,472	108,296	—	104,761

Basic net income (loss) per share	$1.04	$1.04	$—	$(0.66)

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$4,673	$113,160	$—	$(68,893)
Reallocation of undistributed earnings	(143)	143	—	—

Allocation of undistributed earnings for diluted computation	$4,530	$113,303	$—	$(68,893)

Denominator:
Number of shares used in basic computation	4,472	108,296	—	104,761
Dilutive potential shares from stock options, ESPP, Convertible notes and nonvested equity stock and stock units	—	3,579	—	—

Number of shares used in diluted computation	4,472	111,875	—	104,761

Diluted net income (loss) per share	$1.01	$1.01	$—	$(0.66)

*	CRCS — Contingently Redeemable Common Stock

**	Other CS — Common Stock other than CRCS
     For the three months ended September 30, 2010 and 2009, options to purchase approximately 7.2 million and 9.3 million shares, respectively, and for the nine months ended September 30, 2010 and 2009, options to purchase approximately 6.5 million and 12.7 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended September 30, 2010 and 2009, an additional 2.4 million and 2.2 million shares, respectively, and for the nine months ended September 30, 2009, an additional 1.3 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there were net losses for the periods.
12. Business Segments, Exports and Major Customers
     Rambus has two business groups: the Semiconductor Business Group (“SBG”) which focuses on the design, development and licensing of semiconductor technology and the New Business Group (“NBG”) which focuses on the design, development and licensing of lighting, display and mobile technologies. As of the end of the third quarter of 2010, these two business groups were considered operating segments. However, for reporting purposes, the assets and operating results of the NBG did not meet the annual quantitative thresholds for separate disclosure as of September 30, 2010.
     Four customers accounted for 47%, 12%, 11% and 10%, respectively, of revenue in the three months ended September 30, 2010. Five customers accounted for 25%, 15%, 14%, 13% and 12%, respectively, of revenue in the three months ended September 30, 2009. One customer accounted for 72% of revenue in the nine months ended September 30, 2010. Six customers accounted for 25%, 15%, 14%, 12%, 11% and 10%, respectively, of revenue in the nine months ended September 30, 2009. Rambus expects to continue to experience significant revenue concentration for the foreseeable future, and is in active and ongoing discussions with customers that are up for renewal, although Rambus expects that its revenue concentration will decrease over time as Rambus licenses new customers.
     Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Japan	$11,819	$22,574	$49,692	$66,455
Korea	14,853	359	166,732	730
North America	5,025	4,856	15,801	14,748
Asia-Pacific	35	31	93	115
Europe	11	54	151	143

	$31,743	$27,874	$232,469	$82,191

     At September 30, 2010, of the $49.7 million of total property and equipment, approximately $48.6 million are located in the United States, $1.0 million are located in India and $0.1 million are located in other foreign locations. At December 31, 2009, of the $39.0 million of total property and equipment, approximately $37.1 million were located in the United States, $1.6 million were located in India and $0.3 million were located in other foreign locations.
13. Amortizable Intangible Assets
     The components of the Company’s intangible assets as of September 30, 2010 and December 31, 2009 were as follows:

	As of September 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$21,473	$(8,512)	$12,961
Customer contracts and contractual relationships	4,050	(3,040)	1,010
Existing technology	17,550	(4,417)	13,133
Intellectual property	10,384	(10,384)	—
Non-competition agreement	100	(100)	—

Total intangible assets	$53,557	$(26,453)	$27,104

	As of December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents	$12,441	$(6,876)	$5,565
Customer contracts and contractual relationships	4,050	(2,717)	1,333
Existing technology	17,550	(2,788)	14,762
Intellectual property	10,384	(10,384)	—
Non-competition agreement	100	(100)	—

Total intangible assets	$44,525	$(22,865)	$21,660

     Amortization expense for intangible assets for the three and nine months ended September 30, 2010 was $1.3 million and $3.6 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2009 was $0.7 million and $2.2 million, respectively.
     As part of the Company’s ongoing acquisition activities to broaden its technology portfolio, the Company purchased patents for approximately $7.1 million in three asset acquisitions during the nine months ended September 30, 2010. In addition, during the second quarter of 2010, the Company purchased patents for $2.0 million in a business combination.
     The estimated future amortization expense of intangible assets as of September 30, 2010 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2010 (remaining 3 months)	$1,406
2011	5,311
2012	5,038
2013	4,732
2014	3,832
Thereafter	6,785

$27,104

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
     On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows: approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest. Post-judgment interest is accruing at the statutory rate. In addition, the judgment orders Hynix to pay Rambus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% for DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. On April 9, 2009, Rambus submitted its cost bill in the amount of approximately $0.85 million. On March 24, 2009, Hynix filed a motion under Rule 62 seeking relief from the requirement that it post a supersedeas bond in the full amount of the final judgment in order to stay its execution pending an appeal. Rambus filed a brief opposing Hynix’s motion on April 10, 2009. A hearing on Hynix’s motion was heard on May 8, 2009. On May 14, 2009, the court granted Hynix’s motion in part and ordered that execution of the judgment be stayed on the condition that, within 45 days, Hynix post a supersedeas bond in the amount of $250 million and provide Rambus with documentation establishing a lien in Rambus’s favor on property owned by Hynix in Korea in the amount of the judgment not covered by the supersedeas bond. The court also ordered that Hynix pay the ongoing royalties set forth in the final judgment into an escrow account. Hynix posted the $250 million supersedeas bond on June 26, 2009. On September 17, 2010, the court granted Rambus’s motion for reconsideration of the portion of its order allowing Hynix to establish a lien in lieu of posting a bond for a portion of the judgment; on October 18, 2010, Hynix posted a bond in the full amount of the judgment plus accrued post-judgment interest in the total amount of $401.2 million. Hynix has deposited amounts into the escrow account pursuant to the court’s order regarding ongoing royalties. The escrowed funds will be released only upon agreement of the parties or further court order in accordance with the terms and conditions set forth in the escrow arrangement. On March 8, 2010, the court awarded costs to Rambus in the amount of approximately $0.76 million. That amount plus accrued interest has been deposited by Hynix into the same escrow account into which ongoing royalties have been deposited.
     On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. Hynix filed a motion to dismiss Rambus’ cross-appeal on July 1, 2009, and Rambus filed an opposition to Hynix’s motion on July 15, 2009. On July 23, 2009, Rambus and Hynix filed a joint motion to assign this appeal to the same panel hearing the appeal in the Micron Delaware case (discussed below) and to coordinate oral arguments of the two appeals. On August 17, 2009, the United States Court of Appeals for the Federal Circuit issued an order 1) granting the joint motion to coordinate oral arguments of the two appeals; and 2) denying Hynix’s motion to dismiss Rambus’s cross-appeal. On August 31, 2009, Hynix filed its opening brief. On December 7, 2009, Rambus filed its answering and opening cross-appeal brief. Hynix’s reply and answering brief was filed February 16, 2010, and Rambus’s reply was filed February 23, 2010. Oral argument was held on April 5, 2010. On June 9, 2010, the Federal Circuit issued an order that it would rehear oral argument in the coordinated appeals on the basis of the parties’ original briefs. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. No decision has issued to date.
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
     On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the point at which the court determined that Rambus should have known litigation was reasonably foreseeable. The court issued an accompanying order declaring the 12 patents in suit unenforceable against Micron (the “Delaware Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus filed its opening brief on July 2, 2009. On July 24, 2009, Rambus filed a motion to assign this appeal to the same panel hearing the appeal in the Hynix case (discussed above) and to coordinate oral arguments of the two appeals. On August 8, 2009, Micron filed an opposition to Rambus’s motion to coordinate. On August 17, 2009, the Federal Circuit issued an order granting Rambus’s motion to coordinate oral arguments of the two appeals. On August 28, 2009, Micron filed its answering brief. On October 14, 2009, Rambus filed its reply brief. Oral argument was held on April 5, 2010. On June 9, 2010, the Federal Circuit issued an order that it would rehear oral argument in the coordinated appeals on the basis of the parties’ original briefs. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. No decision has issued to date.
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
     On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 4, 2010, the court ordered that the plaintiffs be permitted to file a second amended complaint. Rambus has informed the court that it will file a demurrer to plaintiffs’ second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things.
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
NVIDIA Litigation
U.S District Court in the Northern District of California
     On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for SDR, DDR, DDRx, GDDR, and GDDRy (where DDRx and GDDRy includes at least DDR2, DDR3 and GDDR3) technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Certain limited discovery is proceeding. A case management conference is scheduled for January 28, 2011.
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
     On July 26, 2010, the ITC issued its final determination affirming the administrative law judge’s initial determination with certain modifications to provide further analysis of issues related to obviousness. The ITC found that respondents failed to demonstrate that Rambus’ patent rights are exhausted with respect to accused products that incorporate Samsung memory. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation by any respondent of memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents; and (2) a cease and desist order prohibiting respondents with commercially significant inventories of infringing products in the United States from importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation), and soliciting U.S. agents or distributors for, memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents, in violation of 19 U.S.C. § 1337. The ITC determined that the amount of the bond to permit importation during the sixty-day Presidential review period was 2.65 percent of the entered value of the subject imports. The ITC denied respondents’ request for stay and terminated the investigation. The parties have each filed notices of appeal with the Federal Circuit, but no party’s opening brief is yet due.
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
     The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of our cash equivalents and marketable securities by the above pricing levels as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Money market funds	$159,577	$159,577	$—	$—
U.S. government bonds and notes	270,729	48,548	222,181	—
Corporate notes, bonds and commercial paper	44,515	—	44,515	—

Total available-for-sale securities	$474,821	$208,125	$266,696	$—

	As of December 31, 2009
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Money market funds	$280,908	$280,908	$—	$—
U.S. government bonds and notes	138,829	—	138,829	—
Corporate notes, bonds and commercial paper	32,291	—	32,291	—

Total available-for-sale securities	$452,028	$280,908	$171,120	$—

     The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company monitors the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The Company evaluated the fair value of the investment in the non-marketable security as of September 30, 2010 and determined that there were no events that caused a decrease in its fair value below the carrying cost.
     The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of September 30, 2010 and December 31, 2009:

As of September 30, 2010
Impairment
		Quoted			charges for
		market	Significant		the nine
		prices in	other	Significant	months
		active	observable	unobservable	ended
	Carrying	markets	inputs	inputs	September
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	30, 2010
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

As of December 31, 2009
		Quoted			Impairment
		market	Significant		charges for
		prices in	other	Significant	the year
		active	observable	unobservable	ended
	Carrying	markets	inputs	inputs	December
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	31, 2009
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

     The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010			As of December 31, 2009
	Face	Carrying		Face	Carrying
(in thousands)	Value	Value	Fair Value	Value	Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$118,824	$227,559	$172,500	$112,012	$261,160
Zero Coupon Convertible Senior Notes due 2010	—	—	—	136,950	136,032	142,599

Total Convertible notes	$172,500	$118,824	$227,559	$309,450	$248,044	$403,759

     The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As discussed in Note 16, “Convertible Notes,” as of September 30, 2010, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
     The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income, net” in the consolidated statement of operations. During the nine months ended September 30, 2010, the Company has not incurred any impairment loss on its investments.

16. Convertible Notes
     The Company’s convertible notes are shown in the following table.

	As of September 30,	As of December 31,
(in thousands)	2010	2009
5% Convertible Senior Notes due 2014	$172,500	$172,500
Zero Coupon Convertible Senior Notes due 2010	—	136,950

Total principal amount of convertible notes	172,500	309,450
Unamortized discount	(53,676)	(61,406)

Total convertible notes	$118,824	$248,044
Less current portion	—	(136,032)

Total long-term convertible notes	$118,824	$112,012

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
     Additional paid-in capital at September 30, 2010 and December 31, 2009 includes $63.9 million related to the equity component of the 2014 Notes.
     As of September 30, 2010, none of the conversion conditions were met related to the 2014 Notes. Therefore, the classification of the entire equity component for the 2014 Notes in permanent equity is appropriate as of September 30, 2010.
     Interest expense related to the notes for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,128	$6,468	$2,170
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	2,797	2,737	7,283	2,790
2010 Notes amortization of discount at an effective interest rate of 8.4%	—	2,776	958	8,168

Total interest expense	$4,953	$7,641	$14,709	$13,128

     During the second quarter of 2010, the Company adjusted its interest expense by approximately $1.0 million due to the incorrect amortization of the non-cash debt discount related to the 2014 Notes. The Company concluded that the correction was not material to the previous or present periods.
17. Acquisitions
     During the third quarter of 2010, the Company purchased patents in an asset acquisition for approximately $3.3 million as part of the Company’s ongoing acquisition activities to broaden its technology portfolio. The patent acquisition was not significant to the financial statements.
     During the second quarter of 2010, as part of the Company’s ongoing acquisition activities to broaden its technology portfolio, the Company acquired two businesses for $2.7 million and purchased patents for $2.3 million. For the acquired businesses, $2.0 million and $0.7 million were related to patents and equipment, respectively. The $0.7 million related to the equipment will be paid on an installment basis. Of the $0.7 million, approximately $0.4 million has been paid and is included in cash flows from financing activities on the consolidated statement of cash flows. The remaining $0.3 million will be paid during the fourth quarter of 2010. The business combinations and patent acquisition were not significant to the financial statements.
     During the first quarter of 2010, the Company purchased patents in an asset acquisition for approximately $1.5 million. The Company paid $1.2 million through the third quarter of 2010 which is included in cash flows from financing activities on the consolidated statement of cash flows. The remaining $0.3 million will be paid during the fourth quarter of 2010. The patent acquisition was not significant to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims, disputes or other litigation activities; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “projects” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.
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
     As of September 30, 2010, our chip interface, lighting and other technologies are covered by approximately 1,120 U.S. and foreign patents. Additionally, we have approximately 850 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their semiconductor and system products.
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
     Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents for chip interfaces to our customers. Such licenses may cover part or all of our patent portfolio. Leading semiconductor and system companies such as AMD, Fujitsu, Intel, Panasonic and Samsung have licensed our patents for use in their own products.
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
Executive Summary
     During the first quarter of 2010, we signed a significant settlement agreement with Samsung bringing the Company into a profit position for the nine month period ended September 30, 2010. See Note 3, “Settlement Agreement with Samsung,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for further discussion. We continue to pursue other revenue opportunities in order to grow our revenue. In December 2009, we added lighting technology through the acquisition of patented innovations and technology from GLT as part of our strategy to expand our patent portfolio and diversify our business. In June 2010, we signed a broad licensing agreement for the use of our patented lighting innovations with GE Lighting, a unit of GE’s Appliances & Lighting business. We also purchased patents and two small businesses as part of our ongoing acquisition activities to broaden our technology portfolio during the nine month period ended September 30, 2010.
     Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three and nine months ended September 30, 2010 increased $5.8 million and $16.9 million, respectively, as compared to the same periods in 2009 primarily due to increased headcount from our LDT group and the funding for our 2010 Corporate Incentive Plan (the “2010 CIP”) which includes the bonus related to the Samsung settlement. As a percentage of revenue, engineering expenses increased and decreased for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase for the three month period was due primarily to the reasons discussed above. The decrease for the nine month period was due to higher revenue primarily attributed to the settlement with Samsung. Marketing, general and administrative expenses in aggregate decreased $2.0 million and $10.7 million, respectively, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to lower litigation expenses. Our higher revenue combined with the decrease in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to decrease as a percentage of revenue. Additionally, for the three and nine months ended September 30, 2010, we incurred costs of restatement and related legal activities of $1.2 million and $3.4 million, respectively, primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation.
Trends
     There are a number of trends that we expect may or will have a material impact on us in the future, including global economic conditions with the resulting impact on sales, continuing pursuit of litigation against companies that we believe have infringed our patented technologies and shifts in our overall effective tax rate.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 87% and 90% of our revenue for the three and nine months ended September 30, 2010, respectively. This compares with the three and nine months ended September 30, 2009, in which revenue from our top five licensees accounted for approximately 79% and 77% of our revenue, respectively. As a result of our settlement with Samsung, Samsung is expected to account for a significant portion of our ongoing licensing revenue for the remainder of 2010. For the three months ended September 30, 2010, revenue from AMD, Fujitsu, Panasonic and Samsung each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2010, revenue from Samsung accounted for 10% or more of our total revenue. For the three months ended September 30, 2009, revenue from AMD, Fujitsu, NEC, Panasonic and Toshiba each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2009, revenue from AMD, Fujitsu, NEC, Panasonic, Sony and Toshiba each accounted for 10% or more of our total revenue.
     Many of our licensees have the right to cancel their licenses. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we expect that our revenue concentration will decrease over time as we license new customers.
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
     Our revenue from companies headquartered outside of the United States accounted for approximately 85% and 93% of our total revenue for the three and nine months ended September 30, 2010, respectively, as compared to 83% and 82% for the three and nine months ended September 30, 2009, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
     For additional information concerning international revenue, see Note 12, “Business Segments, Exports and Major Customers,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
     Engineering costs as a percentage of revenue increased and decreased for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in the prior year as discussed above. In the near term, we expect engineering costs to be higher than in 2009 due primarily to the engineering activities in our LDT group and the funding for our 2010 CIP which includes the bonus related to the Samsung settlement. In addition, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations and leadership position in chip interface technologies and, as a result, expenses are expected to increase.
     Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in the prior year as discussed above. Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses will continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will continue to increase marketing, general and administrative expenses as litigation expenses will continue to increase until such litigation is resolved.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Royalties	98.2%	96.5%	98.9%	94.7%
Contract revenue	1.8%	3.5%	1.1%	5.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue*	4.3%	6.7%	2.2%	6.7%
Research and development*	72.5%	60.0%	29.1%	61.2%
Marketing, general and administrative*	88.0%	107.2%	38.2%	121.1%
Costs (recoveries) of restatement and related legal activities, net	3.9%	0.2%	1.5%	(17.0)%
Gain from settlement	(32.5)%	—%	(50.1)%	—%

Total operating costs and expenses	136.2%	174.1%	20.9%	172.0%

Operating income (loss)	(36.2)%	(74.1)%	79.1%	(72.0)%

Interest income and other income, net	1.0%	3.2%	0.5%	4.3%
Interest expense	(15.6)%	(27.4)%	(6.3)%	(16.0)%

Interest and other expense, net	(14.6)%	(24.2)%	(5.8)%	(11.7)%

Income (loss) before income taxes	(50.8)%	(98.3)%	73.3%	(83.7)%
Provision for income taxes	14.0%	0.3%	22.6%	0.1%

Net income (loss)	(64.8)%	(98.6)%	50.7%	(83.8)%

* Includes stock-based compensation:

Cost of revenue	0.1%	1.0%	0.1%	1.1%
Research and development	7.8%	8.4%	3.3%	8.9%
Marketing, general and administrative	15.7%	18.4%	6.6%	19.3%

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Total Revenue
Royalties	$31.2	$26.9	15.9%	$229.9	$77.8	195.4%
Contract revenue	0.5	1.0	(42.2)%	2.6	4.4	(41.4)%

Total revenue	$31.7	$27.9	13.9%	$232.5	$82.2	182.8%

Royalty Revenue
Patent Licenses
     Our patent royalties increased approximately $3.1 million to $23.2 million for the three months ended September 30, 2010 from $20.1 million for the same period in 2009. Our patent royalties increased approximately $149.8 million to $208.2 million for the nine months ended September 30, 2010 from $58.4 million for the same period in 2009. The increase in both periods was primarily due to the patent license revenue related to the settlement with Samsung in the first quarter of 2010. See Note 3, “Settlement Agreement with Samsung,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for further details.
     In March 2010, AMD elected to exercise its right to renew the Rambus-AMD Patent License Agreement through the third quarter of 2015. The license fee during the renewal period will be determined at the end of 2010. The original term of AMD’s agreement runs through the end of September 2010.
     We are in negotiations with some existing licensees regarding renewals, as some of the existing patent license agreements have recently expired. In the event that negotiations for patent license renewal with some of these licensees are not signed before the end of 2010, our revenue from patent royalties may be lower than anticipated. We expect patent royalties will continue to vary from period to period based on our success in adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.
Technology Licenses
     Royalties from technology licenses increased approximately $1.2 million to $8.0 million for the three months ended September 30, 2010 from $6.8 million for the same period in 2009. The increase was primarily due to higher royalties reported from increased shipments related to DDR2 technologies in the third quarter of 2010.
     Royalties from technology licenses increased approximately $2.3 million to $21.7 million for the nine months ended September 30, 2010 from $19.4 million for the same period in 2009. The increase was primarily due to higher royalties reported from increased shipments related to DDR2 technologies and higher royalties from XDRtm DRAM associated with increased shipments of the Sony PlayStation®3 product, partially offset by lower royalties from RDRAMTM controllers in the first half of 2010 due to a one-time catch-up royalty payment for the Sony PlayStation®2 product in the second quarter of 2009.
     In the future, we expect technology royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.
Contract Revenue
     Contract revenue decreased approximately $0.5 million to $0.5 million for the three months ended September 30, 2010 from $1.0 million for the same period in 2009. The decrease was primarily due to the substantial completion of technology development contracts in previous periods.
     Contract revenue decreased approximately $1.8 million to $2.6 million for the nine months ended September 30, 2010 from $4.4 million for the same period in 2009. The decrease was primarily due to the completion of a $1.1 million industry standard chip interface contract in the second quarter of 2009.
     We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.

Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Engineering costs
Cost of revenue	$1.4	$1.6	(14.2)%	$4.9	$4.6	6.7%
Stock-based compensation	0.0	0.3	(94.0)%	0.1	0.9	(83.9)%

Total cost of revenue	1.4	1.9	(26.4)%	5.0	5.5	(8.3)%

Research and development	20.5	14.4	42.6%	60.0	43.0	39.4%
Stock-based compensation	2.5	2.3	5.9%	7.7	7.3	6.2%

Total research and development	23.0	16.7	37.5%	67.7	50.3	34.6%

Total engineering costs	$24.4	$18.6	31.1%	$72.7	$55.8	30.4%

     Total engineering costs increased 31.1% and 30.4% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009 primarily due to the increase in headcount from our LDT group and the funding for our 2010 CIP, which includes the employee bonus related to the Samsung settlement, increase in patent research related costs and additional amortization expense related to intangible assets acquired from GLT.
     In the near term, we expect engineering costs to be higher than in 2009 due primarily to the engineering activities in our various engineering groups and the funding for our 2010 CIP which includes the employee bonus related to the Samsung settlement as well as amortization expense related to the intangible assets acquired throughout the year. In addition, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation and leadership position in chip interface technologies and, as a result, costs are expected to increase.
Marketing, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$18.3	$12.8	43.5%	$56.7	$38.8	46.0%
Litigation expense	4.6	12.0	(61.3)%	16.9	45.0	(62.5)%
Stock-based compensation	5.0	5.1	(3.1)%	15.3	15.8	(3.1)%

Total marketing, general and administrative costs	$27.9	$29.9	(6.5)%	$88.9	$99.6	(10.8)%

     Total marketing, general and administrative costs decreased 6.5% and 10.8% for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due primarily to decreased litigation expenses related to ongoing major cases. Non-litigation related marketing, general and administrative costs increased for the three and nine months ended September 30, 2010 primarily due to increased headcount in corporate development commencing in 2009 as a result of our strategic initiatives to identify and acquire additional technology opportunities, funding for our 2010 CIP, which includes the employee bonus related to the Samsung settlement, increased marketing expenses related to trade shows, increased consulting fees and increased general legal expenses.
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
Gain from settlement:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Gain from settlement	$10.3	$—	NM*	$116.5	$—	NM*

*	NM — percentage is not meaningful as the change is too large

     The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes option pricing model and a residual approach (collectively the “Fair Value”). Gain from settlement of $10.3 million and $116.5 million in the three and nine months ended September 30, 2010, respectively, represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.
Costs (recoveries) of restatement and related legal activities, net:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Costs (recoveries) of restatement and related legal activities, net	$1.2	$0.1	NM*	$3.4	$(14.0)	NM*

*	NM — percentage is not meaningful as the change is too large
     Costs (recoveries) of restatement and related legal activities, net, consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
     Costs of restatement and related legal activities, net, were $1.2 million for the three months ended September 30, 2010 primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation. As compared to the same period in 2009, the increase in costs in 2010 was primarily due to increased litigation activities related to the private shareholder lawsuit related to the 2006-2007 stock option investigation as well as the absence of reimbursements of $0.4 million from an insurance carrier in connection with the derivative and class action lawsuits. We recorded the $0.4 million as a recovery of costs of restatement and related legal activities for the three months ended September 30, 2009.
     Costs of restatement and related legal activities, net, were $3.4 million for the nine months ended September 30, 2010 primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation. As compared to the same period in 2009, the increase in costs in 2010 was primarily due to the absence of reimbursements of $12.3 million from the insurance carriers in 2009, and the receipt of $4.5 million from former executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits. The $16.8 million was recorded as a recovery of costs of restatement and related legal activities for the nine months ended September 30, 2009. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.
Interest and other expense, net:

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Interest income and other income, net	$0.3	$0.9	(65.0)%	$1.0	$3.5	(69.9)%
Interest expense	(4.9)	(7.6)	(35.2)%	(14.7)	(13.1)	12.0%

Interest and other expense, net	$(4.6)	$(6.7)	(31.2)%	$(13.7)	$(9.6)	41.9%

     Interest income and other income, net consists primarily of interest income generated from investments in high quality fixed income securities. The decrease in interest and other income, net, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was primarily due to lower yields on invested balances.
     Interest expense primarily consists of non-cash interest expense related to the amortization of the debt discount on the 2010 Notes, which were repaid during the first quarter of 2010, and the 2014 Notes as well as the coupon interest related to the 2014 Notes.

     During the second quarter of 2010, we adjusted our interest expense by approximately $1.0 million due to the incorrect amortization of the non-cash debt discount related to the 2014 Notes. We concluded that the correction was not material to the previous or present periods.
     We expect interest expense to be higher in 2010 as the 2014 Notes were outstanding for only six months in 2009 and increase steadily as the 2014 Notes reach maturity. See Note 16, “Convertible Notes,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
Provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2010	2009	Percentage	2010	2009	Percentage
Provision for income taxes	$4.4	$0.1	NM	$52.5	$0.1	NM

Effective tax rate	(27.5)%	(0.3)%		30.8%	(0.1)%

*	NM — percentage is not meaningful as the change is too large
     Our effective tax rate for the three months ended September 30, 2010 is lower than the U.S. statutory tax rate applied to our pretax loss due primarily to foreign withholding taxes and the full valuation allowance on our U.S. net deferred tax assets. Our effective tax rate for the nine months ended September 30, 2010 is lower than the U.S. statutory tax rate applied to our pretax income due primarily to foreign withholding taxes and the full valuation allowance on our U.S. net deferred tax assets.
     During the three and nine months ended September 30, 2010, we paid withholding taxes of $4.1 million and $50.9 million, respectively, to the Korean tax authorities related to the payments received under the settlement with Samsung. We recorded a provision for income taxes of $4.4 million and $52.5 million, respectively, for the three and nine months ended September 30, 2010, which is primarily comprised of the Korean taxes and state alternative minimum taxes. As we continue to maintain a valuation allowance against our U.S. deferred tax assets, our tax provision is based primarily on the Korean withholding taxes and state alternative minimum taxes.
     As of September 30, 2010, we estimate net deferred tax assets, before valuation allowance, of approximately $90.8 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of September 30, 2010, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the nine months ended September 30, 2010, we reduced our deferred tax assets from $153.1 million to $90.8 million, and a corresponding reduction of our valuation allowance. This partial release of the valuation allowance is primarily related to the utilization of net operating loss carryforwards offsetting the U.S. tax provision for the nine months ended September 30, 2010. Our management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
     Our effective tax rate for the three and nine months ended September 30, 2009 is lower than the U.S. statutory tax rate applied to our net loss due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits.
Liquidity and Capital Resources

	As of
	September 30,	December 31,
	2010	2009
	(In millions)
Cash and cash equivalents	$218.2	$289.1
Marketable securities	266.7	171.1

Total cash, cash equivalents, and marketable securities	$484.9	$460.2

	Nine Months Ended
	September 30,
	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$179.4	$(25.6)
Net cash provided by (used in) investing activities	$(119.5)	$92.2
Net cash provided by (used in) financing activities	$(130.7)	$184.5

Liquidity
     Our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the first three quarters of 2010 were funded primarily from operating activities due to the settlement with Samsung as well as financing activities due to proceeds from issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and from the issuance of common stock under our equity incentive plans.
  Operating Activities
     Cash provided by operating activities of $179.4 million for the nine months ended September 30, 2010 was primarily attributable to the net income, which included revenue and gain related to the settlement with Samsung, adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense and depreciation/amortization expense. Changes in operating assets and liabilities for the nine months ended September 30, 2010 primarily included increases in accrued salaries due to the 2010 CIP, which includes the bonus related to the Samsung settlement, offset by decreases in accrued litigation.
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
  Investing Activities
     Cash used in investing activities of approximately $119.5 million for the nine months ended September 30, 2010 primarily consisted of purchases of available-for-sale marketable securities of $319.1 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $218.5 million and proceeds from sale of a marketable security of $1.7 million. During the first three quarters of 2010, we purchased patents and businesses for an aggregate amount of $7.5 million. In addition, we paid $13.1 million for the build-out of the facilities at Sunnyvale and Ohio, and to acquire computer and machinery equipment.
     Cash provided by investing activities of approximately $92.2 million for the nine months ended September 30, 2009 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $221.4 million, partially offset by purchases of available-for-sale marketable securities of $123.4 million. In addition, we paid $2.3 million to acquire property and equipment, primarily computer software, and $1.6 million for intangible assets. We also made a $2.0 million investment in a non-marketable security.
  Financing Activities
     Cash used in financing activities was $130.7 million for the nine months ended September 30, 2010 due primarily to the payment upon maturity of $137.0 million in face value of the 2010 Notes and stock repurchased with an aggregate price of $105.1 million under our share repurchase program, and also payment of $90.0 million related to the share repurchase agreement (the “Share Repurchase Agreement”) with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch (“JP Morgan”) discussed below, offset by proceeds received of $192.0 million from the issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and $10.9 million from issuance of common stock under equity incentive plans. We also made payments totaling $1.6 million under installment payment plans to acquire intangible assets and equipment.
     Cash provided by financing activities was $184.5 million for the nine months ended September 30, 2009. We received proceeds of $168.2 million from the issuance of the 2014 Notes. Additionally, we received approximately $16.3 million from the issuance of common stock under equity incentive plans.
     We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
Contractual Obligations
     On December 15, 2009, we entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby we lease approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California (the “Sunnyvale Lease”). The office space will be used for our corporate headquarters, as well as engineering, marketing and administrative operations and activities. We plan to move to the new premises in the fourth quarter of 2010 following completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.
     During the first quarter of 2010, we began a build-out of this facility and expect to incur approximately $13.5 million in construction costs of which approximately $8.1 million has been incurred as of September 30, 2010. Under the terms of the Sunnyvale Lease, the landlord has agreed to reimburse us approximately $9.1 million of this amount. Because certain improvements to be constructed by us are considered structural in nature and we are responsible for any cost overruns, for accounting purposes, we are treated in substance as the owner of the construction project. Therefore, we have capitalized $25.1 million in property and equipment based on the estimated fair value of the portion of the building that we will occupy with a corresponding non-cash obligation for construction in progress. The fair value was determined as of December 31, 2009 using level 3 fair value inputs (defined as prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.
     Upon completion of construction, we will apply the methodology related to sale-leaseback accounting. At that time, we will determine whether the lease will be treated as a capital or operating lease.
     On March 8, 2010, we entered into a lease agreement with Fogg-Brecksville Development Co. (the “Ohio Landlord”) for 24,814 square feet of space consisting of 7,158 square feet of office area and 17,656 square feet of warehouse area, located in Brecksville, Ohio (the “Ohio Lease”). We moved to the new premises in the third quarter of 2010 following completion of leasehold improvements. The warehouse area will be converted into office space and manufacturing space. The office space will be used for the LDT group’s engineering activities while the manufacturing space will be used for the manufacturer of prototypes for the LDT group. The Ohio Lease has a term of 60 months from the commencement date which is the earlier of (i) the date upon which we first take occupancy of the premises once the construction work is completed or (ii) the first day of the month following completion and notification by the lessor to us of completion of construction of the building. The initial annual base rent is approximately $136,000. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have an option to extend the Lease for an additional period of 60 months.
     During the first quarter of 2010, we began a build-out of this facility and expect to incur approximately $1.7 million in construction costs of which substantially all the costs have been incurred as of September 30, 2010. Because certain improvements constructed by us are considered structural in nature and we are responsible for any cost overruns, for accounting purposes, we are treated in substance as the owner of the construction project. Therefore, we have capitalized $0.8 million in property and equipment based on the estimated fair value of the portion of the building that it will occupy with a corresponding non-cash obligation for construction in progress. The fair value was determined as of March 31, 2010 using level 3 fair value inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility. Upon completion of construction in the fourth quarter of 2010, we will account for the arrangement as a financing arrangement as sale-leaseback accounting cannot be applied. The building will be reflected as an asset on our balance sheets throughout the term of the lease. The lease payments will be recorded as interest expense using the effective interest method over the term of the lease and the building will be depreciated on a straight-line basis over a period of 15 years. At the end of the lease term in 2015, we have an option to renew the lease for an additional 60 months. As a result of the significant amount of construction costs and leasehold improvements, we currently would expect to renew the lease for an additional 60 months so the lease term for accounting purposes will be 10 years. At the end of the lease term, Should we decide not to renew the lease, we would reverse the net book value of the building and the corresponding financing liability and record the difference, if any, as a gain.

     On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of September 30, 2010 was $172.5 million, offset by unamortized debt discount of $53.7 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 45 months until maturity of the 2014 Notes on June 15, 2014. See Note 16, “Convertible Notes,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.
     As of September 30, 2010, our material contractual obligations are:

		Remainder
(in thousands)	Total	of 2010	2011	2012	2013	2014	Thereafter
Contractual obligations(1)
Leases (2)	$46,602	$2,156	$5,104	$5,140	$4,469	$4,580	$25,153
Convertible notes	172,500	—	—	—	—	172,500	—
Interest payments related to convertible notes	34,120	4,313	8,625	8,625	8,625	3,932	—

Total	$253,222	$6,469	$13,729	$13,765	$13,094	$181,012	$25,153

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $10.9 million, including $9.0 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of September 30, 2010. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	Includes both the Sunnyvale Lease and Ohio Lease.
Contingently Redeemable Common Stock
     On January 19, 2010, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”), Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded, at estimated Fair Value, as contingently redeemable common stock on the consolidated balance sheet as of September 30, 2010.
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
     During the three months ended September 30, 2010, we repurchased approximately 0.5 million shares of our Common Stock with an aggregate price of approximately $9.8 million. During the nine months ended September 30, 2010, we repurchased approximately 4.8 million shares of our Common Stock with an aggregate price of approximately $105.1 million. As of September 30, 2010, we had repurchased a cumulative total of approximately 21.6 million shares of our Common Stock with an aggregate price of approximately $338.9 million since the commencement of the program in 2001. As of September 30, 2010, there remained an outstanding authorization to repurchase approximately 10.0 million shares of our outstanding Common Stock.
     We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the nine months ended September 30, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $89.5 million was recorded as an increase to accumulated deficit for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we did not repurchase any Common Stock.
     On August 19, 2010, we entered into the Share Repurchase Agreement with JP Morgan to repurchase approximately $90.0 million of our Common Stock, as part of our share repurchase program.
     Under the Share Repurchase Agreement, we pre-paid to JP Morgan the $90.0 million purchase price for the Common Stock and JP Morgan will deliver to us a number of shares of Common Stock to be determined based on the volume weighted average price of the Common Stock, calculated over a period of between one and four months following the date of the Share Repurchase Agreement (the “Valuation Period”), minus an agreed upon discount between the parties. The shares of Common Stock will be delivered by JP Morgan to us on the third business day following the Valuation Period described above.
     In addition, under the Share Repurchase Agreement, we have the option, in our sole discretion, to terminate the transaction early in the event that the volume weighted average price of the Common Stock exceeds a price agreed upon between the parties at the time the Share Repurchase Agreement was executed.
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
     Technology licenses. We develop proprietary and industry-standard chip interface products, such as RDRAMTM and XDR TM that we provide to our customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We earn royalties on such licensed products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

  Contract Revenue
     We generally recognize revenue using percentage of completion for development contracts related to licenses of our interface solutions, such as XDR tm and FlexIO tm that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress to completion using input measures based upon contract costs incurred. Prior to the first quarter of 2008, we determined progress to completion using labor-hours incurred. The change to input measures better reflects the overall gross margin over the life of the contract. This change did not have a significant impact on our results of operations. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.
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
Expiration of Rights Plan
     Our stockholder rights plan expired in July 2010 and we made the decision not to renew the plan at this time.
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
     We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2010, we had an investment portfolio of fixed income marketable securities of $474.8 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2010, the fair value of the portfolio would decline by approximately $1.1 million. Actual results may differ materially from this sensitivity analysis.
     The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(in thousands)	Fair Value	Cost	Gains	Losses	Return
Money Market Funds	$159,577	$159,577	$—	$—	0.13%
U.S. Government Bonds and Notes	270,729	270,700	73	(44)	0.29%
Corporate Notes, Bonds and Commercial Paper	44,515	44,546	13	(44)	0.39%

Total cash equivalents and marketable securities	474,821	474,823	86	(88)
Cash	10,072	10,072	—	—

Total cash, cash equivalents and marketable securities	$484,893	$484,895	$86	$(88)

	December 31, 2009
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(dollars in thousands)	Fair Value	Cost	Gains	Losses	Return
Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds and Commercial Paper	32,291	32,222	70	(1)	1.89%

Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—

Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

     The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of September 30, 2010:

		Fair Value Given a	Fair Value Given a
		10%	10%
		Increase in Market	Decrease in Market
(in thousands)	Fair Value	Prices	Prices
5% Convertible Senior Notes due 2014	$227,559	$250,314	$204,803
     We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2010, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     In December 2009, the Company formed the LDT group, in connection with acquisition of certain technology and a portfolio of advanced lighting and optoelectronics patents from Global Lighting Technologies. As a result, we have begun integrating the processes and systems relating to the new group into our existing system of internal control over financial reporting. Except for the processes, systems and controls relating to the integration of the LDT group, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. All of the other smaller business acquisitions during the year have been integrated into our existing business processes, systems and controls.
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
     Our LDT group faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations.
     If for any of these reasons we cannot effectively compete in these primary market segments, our results of operations could suffer.
If our LDT group does not succeed, our results of operations may be adversely affected.
     The future success of our LDT group, formed in connection with the December 2009 acquisition of certain technology and a portfolio of advanced lighting and optoelectronics patents of Global Lighting Technologies, depends on our ability to improve the visual capabilities, form factor, power efficiency and cost-effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics, mobile and general lighting applications. We will need to keep pace with rapid changes in advanced lighting and optoelectronics technology, changing consumer requirements, new product introductions and evolving industry standards, any of which could render our existing technology obsolete if we fail to respond in a timely manner. The extent to which companies in the general lighting industry adopt solid state lighting and license our lighting technologies, and the timing of such adoption and licensing, if it occurs at all, is subject to many factors beyond our control and is not predictable by us. We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt and license our lighting technologies.
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
     If new competitors, technological advances by existing competitors, our entry into new markets, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the nine months ended September 30, 2010 and 2009, research and development expenses were $67.7 million and $50.3 million, respectively, including stock-compensation of approximately $7.7 million and $7.3 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, especially with respect to our LDT group and any other new technologies that we pursue outside of our core memory and chip interface technologies, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies, and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.
     We have a high degree of revenue concentration. As a result of our settlement with Samsung, Samsung is expected to account for a significant portion of our ongoing licensing revenue commencing in 2010. Our top five licensees represented approximately 90% and 77% of our revenues for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, revenue from Samsung accounted for 10% or more of our total revenue. For the nine months ended September 30, 2009, revenue from AMD, Fujitsu, NEC, Panasonic, Sony and Toshiba each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
     In addition, some of our commercial agreements require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewal of existing contracts, industry consolidation, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated in a limited number of licensees.
     We are in negotiations with licensees and prospective licensees to reach patent license agreements for DRAM devices and DRAM controllers. We expect that patent license royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. A number of our significant license agreements have expired in 2010, including certain ones that accounted for more than 10% of our revenue in the year ended December 31, 2009. We are currently in discussions with those licensees whose agreements have expired in 2010. However, we cannot provide any assurance that we will reach agreement on renewal terms or that the royalty rates we will be entitled to receive under the new agreements will be as favorable to us as our current agreements. If we are unsuccessful in renewing any of these patent license agreements, our results of operations may decline significantly.
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
     We believe that royalties will continue to represent a majority of total revenue for the foreseeable future. For the nine months ended September 30, 2010 and 2009, royalties accounted for 99% and 95%, respectively, of our total revenue. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
     For the nine months ended September 30, 2010 and 2009, revenue from our sales to international customers constituted approximately 93% and 82% of our total revenue, respectively. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
     As part of our strategic initiatives, we have completed, currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products or technologies, and the entry into strategic transactions or other arrangements. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing an acquisition, including the December 2009 acquisition of technology and a patent portfolio from Global Lighting Technologies and our smaller business acquisitions during 2010, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:
•	the key personnel of the acquired entity or business may decide not to work for us or may not perform according to our expectations;

•	we may experience additional legal, financial and accounting challenges and complexities in areas such as licensing, tax planning, cash management and financial reporting;

•	our ongoing business, including our operations, technology development and deliveries to our customers, may be disrupted or receive insufficient management attention, and employee retention and productivity could also suffer;

•	we may not be able to recognize the financial benefits we anticipated and/or we may suffer losses, both with respect to our ongoing business and the acquired entity or business;

•	our increasing international presence resulting from acquisitions may increase our exposure to international currency, tax and political risks; and

•	our lack of experience in new markets, products or technologies may cause us to fail to recognize the forecasted financial and strategic benefits of the acquisition.
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

Our restated certificate of incorporation and bylaws, Delaware law and our outstanding convertible notes contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.
     Our restated certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Pursuant to such provisions:
•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock, which means that a new stockholder rights plan could be implemented by our board to replace our old plan that has now expired;

•	our board of directors is staggered into two classes, only one of which is elected at each annual meeting;

•	stockholder action by written consent is prohibited;

•	nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements;

•	certain provisions in our bylaws and certificate of incorporation such as notice to stockholders, the ability to call a stockholder meeting, advance notice requirements and action of stockholders by written consent may only be amended with the approval of stockholders holding 66 2/3% of our outstanding voting stock;

•	our stockholders have no authority to call special meetings of stockholders; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.
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

		Total Number			Maximum
		of Shares			Number of
		Purchased as			Shares that
		Part of			May Yet be
		Publicly			Purchased
	Total Number	Announced		Average	Under the
	of Shares	Plans or		Price Paid	Plans or
Period	Purchased	Programs	Total Paid	per Share	Programs
Cumulative shares repurchased as of 12/31/2009	16,810,950	16,810,950	$233,756,155	$13.90	2,240,913
Additional authorization					12,500,000

					14,740,913
2/1/2010 - 2/28/2010	1,233,287	1,233,287	$26,472,746	$21.47	13,507,626
4/1/2010 - 4/30/2010	519,895	519,895	$12,715,797	$24.46	12,987,731
5/1/2010 - 5/31/2010	1,793,068	1,793,068	$42,502,150	$23.70	11,194,663
6/1/2010 - 6/30/2010	686,000	686,000	$13,594,241	$19.82	10,508,663
8/1/2010 - 8/31/2010	528,641	528,641	$9,822,533	$18.58	9,980,022

Cumulative shares repurchased as of 9/30/2010	21,571,841	21,571,841	$338,863,622	$15.71

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
     During the nine months ended September 30, 2010, we repurchased approximately 4.8 million shares of our Common Stock with an aggregate price of approximately $105.1 million. As of September 30, 2010, we had repurchased a cumulative total of approximately 21.6 million shares of our Common Stock with an aggregate price of approximately $338.9 million since the commencement of the program in 2001. As of September 30, 2010, there remained an outstanding authorization to repurchase approximately 10.0 million shares of our outstanding Common Stock.
     On August 19, 2010, we entered into a share repurchase agreement (the “Share Repurchase Agreement”) with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch (“JP Morgan”) to repurchase approximately $90.0 million of our Common Stock, as part of our share repurchase program.

     Under the Share Repurchase Agreement, we pre-paid to JP Morgan the $90.0 million purchase price for the Common Stock and JP Morgan will deliver to us a number of shares of Common Stock to be determined based on the volume weighted average price of the Common Stock, calculated over a period of between one and four months following the date of the Share Repurchase Agreement (the “Valuation Period”), minus an agreed upon discount between the parties. The shares of Common Stock will be delivered by JP Morgan to us on the third business day following the Valuation Period described above.
     In addition, under the Share Repurchase Agreement, we have the option, in our sole discretion, to terminate the transaction early in the event that the volume weighted average price of the Common Stock exceeds a price agreed upon between the parties at the time the Share Repurchase Agreement was executed.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Reserved
Item 5. Other Information
Not Applicable
Item 6. Exhibits
Refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.
Date: October 29, 2010	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated April 29, 2010.

10.1 (4)	Confirmation between Rambus Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated August 19, 2010.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 10-Q filed on July 30, 2010.

(4)	Incorporated by reference to the Form 8-K filed on August 19, 2010.