Form 10-K
period 2010-12-31
RAMBUS INC
filed 2011-02-25
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-22339

RAMBUS INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1050 Enterprise Way, Suite 700 Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)

Registrant’s telephone number, including area code:
(408) 462-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
(The NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $1.7 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 107,487,978 as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 28, 2011 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our or our licensees’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in renewing license agreements;

•	Product development;

•	Pricing policies of our licensees;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations, including our design facility in Bangalore, India;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Acquisitions, mergers or strategic transactions;

•	Interest and other income, net;

•	Effects of changes in the economy and credit market on our industry and business;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Restructuring activities;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Repurchases of our Common Stock pursuant to share repurchase programs or otherwise;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	Consequences of the lawsuits related to the stock option investigation;

•	The level and terms of our outstanding debt;

•	Outcome and effect of current and potential future intellectual property litigation;

•	Resolution of the governmental agency matters involving us;

•	Litigation expenses;

•	Protection of intellectual property;

•	Terms of our licenses;

•	Amounts owed under licensing agreements;

•	Indemnification and technical support obligations; and

•	Likelihood of paying dividends or repurchasing stock.

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Elpida Memory, Inc.	Elpida
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Juniper Networks, Inc.	Juniper
LSI Corporation	LSI
MediaTek Inc.	MediaTek
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics N.V.	ST Microelectronics
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba
Velio Communications	Velio

Item 1.	Business

Rambus Inc. (“we” or “Rambus”) was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 1050 Enterprise Way, Suite 700, Sunnyvale, California. Our Internet address is www.rambus.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

We are a premier intellectual property and technology licensing company. Our primary focus is the creation, design, development and licensing of patented innovations, technologies and architectures that are foundational to nearly all digital electronics products and systems. Our patented innovations and technologies aim to improve the performance, power efficiency, time-to-market and cost-effectiveness of our customers’ products, components and systems offered and used in semiconductors, computers, mobile applications, gaming and graphics, consumer electronics, lighting displays and general lighting. By licensing our patented innovations and technologies, we hope to continuously enrich the end-user experience of the digital electronics products and systems marketed and sold by our customers and licensees. We believe we have established an unparalleled licensing platform and business model that will continue to foster the development of new foundational and leading innovations and technologies. As a result, our goal is to create significant licensing opportunities, and thereby perpetuate strong company operating performance and long term stockholder value.

While we have historically focused our efforts in developing and licensing patented innovations and technologies for the semiconductor industry, particularly in the area of chip interfaces, we have initiated diversification efforts to expand our portfolio of patented innovations and technologies into lighting and displays, mobile communications, and additional semiconductor technologies. We expect to continue this diversification initiative through the acquisition of assets and the hiring of the inventors, scientists and engineers who will lead the effort to further develop these patented innovations and technologies in these new areas of focus. During 2010, we initiated an internal structural reorganization to establish separate business groups for our semiconductor industry focused operations (“Semiconductor Business Group” or “SBG”) and operations focused on new or emerging licensing opportunities (“New Business Group” or “NBG”) which includes our lighting and display technology (“LDT”) group. We expect this internal realignment to help drive efficiencies in operations and optimize our licensing platform and business model as we expand and diversify into new markets.

As of December 31, 2010, our semiconductor, chip interface, lighting, display and other technologies are covered by approximately 1,180 U.S. and foreign patents. Additionally, we have approximately 850 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics, mobile applications and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their digital electronics products and systems.

Our patented innovations and technologies are offered to our customers through either a patent license or a technology license. Our revenues are primarily derived from patent licenses, through which we provide a license to our broad portfolio of patented innovations primarily to semiconductor and system companies who use these innovations in the development and manufacture of their own products. Our patent licensing agreements may provide a license to all or part of our patent portfolio for a particular use, product or technology. The patent license essentially provides our customers with a defined right to use our patented innovations in the customer’s own digital electronics products and systems. Patent license agreements are generally structured with variable royalty payments, although some agreements include fixed payments over certain defined periods.

We also offer our customers technology licenses. We typically offer technology licenses to support the implementation and adoption of our patented innovations and technologies through know-how and technology transfers, product design, development, and system integration consulting and engineering services. Our technology license offerings also include a range of solutions developed by Rambus, which include “leadership” solutions (which are Rambus-proprietary solutions widely licensed to our customers) and industry-standard solutions that we provide to our customers under license for incorporation into our customers’ digital electronics products and systems. Due to the often complex nature of implementing state-of-the art technology, we also offer engineering services to our customers to help them successfully integrate our solutions into their digital electronics products and systems. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are generally offered on a fixed price basis. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

Background

Semiconductor Industry

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

To address these challenges and enable the continued improvement of electronics systems requires ongoing innovation. The many contributions and patented innovations developed by Rambus’ scientists and engineers have been, and continue to be, critical in addressing some of the most difficult chip and system challenges. We have developed what we believe are the world’s fastest memory solutions delivering breakthrough performance at unmatched power efficiency. Our patented innovations can deliver the memory bandwidth and throughput needed to unleash the potential of multi-core processors.

Lighting and Display Technologies and other Diversification Areas

The expected obsolescence and expected replacement of current general lighting products and applications represent a significant market opportunity for new and advanced innovations and technologies that utilize light emitting diodes (“LEDs”). Moreover, LED backlighting solutions are increasingly pervasive in liquid crystal displays (“LCDs”) for computers, mobile phones, gaming systems, HDTVs and any user interface utilizing a light emitting screen. These emerging technologies in the lighting and display market offer distinct advantages over traditional lighting sources in image quality, power efficiency and reliability and have either been widely adopted in current digital electronics products and systems, as in the case of LED backlighting, or are in the process of market adoption, as in the case of LED based general lighting products and applications.

We believe that our patented innovations in advanced lighting technologies represent significant value to applications, products and systems that currently use and incorporate these innovations and those that will be adopted into new products and systems. For example, our patented innovations in backlighting can enable what we believe to be some of the thinnest, most power-efficient and cost-effective LCD displays for mobile phones, computers and high definition televisions (“HDTVs”). In addition, our goal is that our patented innovations and technology in general lighting will offer revolutionary and breakthrough solutions that will provide exceptional quality and control of illumination in form factors unconstrained by legacy lighting products and systems. We believe that these breakthrough patented innovations and technologies advance our mission of enriching the consumer experience of electronic products and systems and represent additional significant licensing opportunities in growing markets.

We are also continuing our efforts to invent, develop and expand our patented innovations and technologies into other markets for digital electronics products and systems, such as mobile communications and other end user applications.

Our Offerings

Patented Innovations

Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents for chip interfaces to our customers. These licenses may cover part or all of our patent portfolio in semiconductor technologies. Leading semiconductor and system companies such as

AMD, Elpida, Fujitsu, GE, Intel, Panasonic, Renesas, Samsung and Toshiba have licensed our patents for use in their own products. Examples of the many patented innovations in our portfolio include, and have included,:

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

MicroLenstm optical design technology which provides optimum utilization of high-brightness LEDs in edge-lit lighting applications delivering superior brightness, control and uniformity of illumination.

Technology Solutions and Enabling Services

We license a range of technology solutions including our leadership architectures and industry-standard solutions to customers for use in their digital electronics products and systems. Our customers include leading companies such as Elpida, GE, IBM, Panasonic, Samsung, Sony and Toshiba. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductor and system products. Licensees may also receive, in addition to their technology license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

Our leadership technology solutions include the XDRtm, XDRtm2, Mobile XDRtm and RDRAMtm memory architectures and the FlexIOtm processor bus.

The XDRtm Memory Architecture enables what we believe to be the world’s fastest production DRAM with operation up to 7.2Gb/s. XDRtm DRAM is the main memory solution for Sony Computer Entertainment’s PlayStation®3 as well as for Texas Instrument’s latest generation of Digital Light Processing (“DLP”) projectors.

The XDRtm2 Memory Architecture incorporates new innovations, including DRAM micro-threading, to deliver the world’s highest performance for graphics intensive applications such as gaming and digital video.

The Mobile XDRtm Memory Architecture delivers high performance with excellent power efficiency enabling applications such as HD video recording and 3D gaming on battery powered mobile devices.

RDRAMtm Memory has shipped in the Sony PlayStation®2, Intel-based personal computers (“PCs”), Texas Instruments DLP TVs and in Juniper routers. Our customers have sold over 500 million RDRAMtm devices across all applications to date. This product is approaching end-of-life, and we anticipate revenue from RDRAMtm solutions will continue to decline.

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

In addition, we offer custom solutions for displays, LED backlights and general lighting.

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

Target Markets, Applications and Customers

We work with leading and emerging semiconductor and digital electronics products and system customers to enable their next-generation products. We engage with our customers across the entire product life cycle, from system architecture development, to component design, to system integration, to production ramp-up through product maturation. Our patented innovations and technologies are incorporated into a broad range of high-volume applications in computing, gaming and graphics, lighting, consumer electronics and mobile markets. System level products that utilize our patented inventions and/or solutions include personal computers, servers, printers, video projectors, game consoles, HDTVs, set-top boxes and mobile phones manufactured by such companies as Fujitsu, IBM, Hewlett-Packard, Panasonic, Toshiba, Samsung and Sony.

Our Strategy

The key elements of our strategy are as follows:

Innovate:  Develop and patent our innovative technology to provide fundamental competitive advantage when incorporated into semiconductors, and digital electronics products and systems.

Drive Adoption:  Communicate the advantages of our patented innovations and technologies to the industry and encourage its adoption through demonstrations and incorporation in the products of select customers.

Monetize:  License our patented inventions and technology solutions to customers for use in their semiconductor and system products.

We believe that the successful execution of this strategy requires an exceptional and unparalleled licensing platform and business model that relies on the skills and talent of our employees. Accordingly, we seek to hire and retain world class scientific and engineering expertise in all of our fields of technological focus, as well as the executive management and operating personnel required to successfully execute our business strategy. In order to attract the quality of employees required for this business model, we have created an environment and culture that encourages, fosters and supports research, development and innovation in breakthrough technologies with significant opportunities for broad industry adoption through licensing. We believe that we have created a compelling company for inventors and innovators who are able to work within a business model and platform that focuses on intellectual property development and licensing to drive strong future growth.

Research and Development

Our ability to compete in the future will be substantially dependent on our ability to develop and patent key innovations that meet the future needs of a dynamic market. To this end, we have assembled a team of highly skilled engineers and scientists whose activities are focused on continually developing new innovations within our chosen technology fields. Using this foundation of patented innovations, our technical teams develop new product solutions that enable increased performance, and greater power efficiency as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in system architecture, digital and analog circuit design and layout, semiconductor process characteristics, packaging, printed circuit board routing, signal integrity, high-speed testing techniques, optical design, thermal management, and system integration.

As of December 31, 2010, we had approximately 240 employees in our engineering departments, representing approximately 62% of our total employees. A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2010, 2009 and 2008, research and development expenses were $92.7 million, $67.3 million and $76.2 million, respectively, including stock-based compensation of approximately $10.2 million, $9.7 million and $13.5 million, respectively. Since innovation is critical to our future success, we expect to continue to invest substantial funds in research and development activities. In addition, because our license and support agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue.

Competition

The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We face competition from semiconductor and digital electronics products and systems companies, as well as other intellectual property companies, who provide their own technologies, including DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our XDRtm licensees, produce versions of DRAM such as SDR, DDRx and GDDRx SDRAM which compete with XDRtm solutions. Further, there are ongoing efforts to integrate memory and processors such as in system-in-package products. For our patented innovations and technologies for the lighting market, we face competition from system and subsystem providers of display, backlighting and general lighting solutions.

We believe that our principal competition for our technologies may come from our prospective licensees, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Some of our competitors use a system-level design approach similar to ours, including activities such as board and package design, power and signal integrity analysis, and thermal management. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

To the extent that alternatives might provide comparable system performance at lower than or similar cost to our technologies, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. Litigation has been, and may continue to be required to enforce and protect our intellectual property rights, as well as the substantial investments undertaken to research and develop our innovations and technologies.

Employees

As of December 31, 2010, we had approximately 390 full-time employees. None of our employees are covered by collective bargaining agreements. As noted above, we believe that our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is good.

Patents and Intellectual Property Protection

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2010, we have approximately 1,180 U.S. and foreign patents on various aspects of our technology, with expiration dates ranging from 2011 to 2029, and we have approximately 850 pending patent applications. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective licensees, and confidentiality agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Business Segment Data, Customers and Our Foreign Operations

Prior to 2010, Rambus operated in a single industry segment, the design, development and licensing of memory and logic interfaces, lighting and optoelectronics, and other technologies. In 2010, the Company reorganized, and as a result, at the end of the fourth quarter of 2010, Rambus has two business groups: SBG which focuses on the design, development and licensing of semiconductor technology, and NBG which focuses on the design, development and licensing of lighting and display technologies, mobile and other technologies.

Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 13, “Business Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K, all of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 13, “Business Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

Our Executive Officers

Information regarding our executive officers and their ages and positions as of February 25, 2011, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience

Sharon E. Holt	46	Senior Vice President, GM, Semiconductor Business Group. Ms. Holt has served in her current position (formerly titled Senior Vice President, Licensing and Marketing and Senior Vice President, Worldwide Sales, Licensing and Marketing) since joining us in August 2004. From November 1999 to July 2004, Ms. Holt held various positions at Agilent Technologies, Inc., an electronics instruments and controls company, most recently as vice president and general manager, Americas Field Operations, Semiconductor Products Group. Prior to Agilent Technologies, Inc., Ms. Holt held various engineering, marketing, and sales management positions at Hewlett-Packard Company, a hardware manufacturer. Ms. Holt holds a B.S. in Electrical Engineering, with a minor in Mathematics, from the Virginia Polytechnic Institute and State University.
Harold Hughes	65	Chief Executive Officer and President. Mr. Hughes has served as our chief executive officer and president since January 2005 and as a director since June 2003. He served as a United States Army Officer from 1969 to 1972 before starting his private sector career with Intel Corporation. Mr. Hughes held a variety of positions within Intel Corporation from 1974 to 1997, including treasurer, vice president of Intel Capital, chief financial officer, and vice president of Planning and Logistics. Following his tenure at Intel, Mr. Hughes was the chairman and chief executive officer of Pandesic, LLC. He holds a B.A. from the University of Wisconsin and an M.B.A. from the University of Michigan. He also serves as a director of Berkeley Technology, Ltd.
Thomas Lavelle	60	Senior Vice President and General Counsel. Mr. Lavelle has served in his current position since December 2006. Previous to that, Mr. Lavelle served as vice president and general counsel at Xilinx, one of the world’s leading suppliers of programmable chips. Mr. Lavelle joined Xilinx in 1999 after spending more than 15 years at Intel Corporation where he held various positions in the legal department. Mr. Lavelle earned a J.D. from Santa Clara University School of Law and a B.A. from the University of California at Los Angeles.

Name	Age	Position and Business Experience

Satish Rishi	51	Senior Vice President, Finance and Chief Financial Officer. Mr. Rishi joined us in his current position in April 2006. Prior to joining us, Mr. Rishi held the position of executive vice president of Finance and chief financial officer of Toppan Photomasks, Inc., (formerly DuPont Photomasks, Inc.) one of the world’s leading photomask providers, from November 2001 to April 2006. During his 25-year career, Mr. Rishi has held senior financial management positions at semiconductor and electronic manufacturing companies. He served as vice president and assistant treasurer at Dell Inc. Prior to Dell, Mr. Rishi spent 13 years at Intel Corporation, where he held financial management positions both in the United States and overseas, including assistant treasurer. Mr. Rishi holds a B.S. with honors in Mechanical Engineering from Delhi University in Delhi, India and an M.B.A. from the University of California at Berkeley’s Haas School of Business. He also serves as a director of Measurement Specialties, Inc.
Michael Schroeder	51	Senior Vice President, Human Resources. Mr. Schroeder has served as our Senior Vice President, Human Resources since January 2011 and as our Vice President, Human Resources since joining us in June 2004. From April 2003 to May 2004, Mr. Schroeder was vice president, Human Resources at DigitalThink, Inc., an online service company. From August 2000 to August 2002, Mr. Schroeder served as vice president, Human Resources at Alphablox Corporation, a software company. From August 1992 to August 2000, Mr. Schroeder held various positions at Synopsys, Inc., a software and programming company, including vice president, California Site Human Resources, group director Human Resources, director Human Resources and employment manager. Mr. Schroeder attended the University of Wisconsin, Milwaukee and studied Russian.
Martin Scott, Ph.D.	55	Senior Vice President, GM, New Business Group. Dr. Scott has served in his current position (formerly titled Senior Vice President, Research and Technology Development) since December 2006. Dr. Scott joined us from PMC-Sierra, Inc., a provider of broadband communications and storage integrated circuits, where he was most recently vice president and general manager of its Microprocessor Products Division from March 2006. Dr. Scott was the vice president and general manager for the I/O Solutions Division (which was purchased by PMC-Sierra) of Avago Technologies Limited, an analog and mixed signal semiconductor components and subsystem company, from October 2005 to March 2006. Dr. Scott held various positions at Agilent Technologies, including as vice president and general manager for the I/O Solutions division from October 2004 to October 2005, when the division was purchased by Avago Technologies, vice president and general manager of the ASSP Division from March 2002 until October 2004, and, before that, Network Products operation manager. Dr. Scott started his career in 1981 as a member of the technical staff at Hewlett Packard Laboratories and held various management positions at Hewlett Packard and was appointed ASIC business unit manager in 1998. He earned a B.S. from Rice University and holds both an M.S. and Ph.D. from Stanford University.

Item 1A.	Risk Factors

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

We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which were traditionally focused on PCs, including PC graphics processors, and video game consoles, and now include HDTVs, cellular and digital phones, personal digital assistants (“PDAs”), digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces. In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation®3, HDTVs and set top boxes. As we diversify our technologies, such as through the establishment of our LDT group, we will seek out other target markets in and related to computing, gaming and graphics, consumer electronics, mobile and general lighting applications. We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt our technologies, including, among others:

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

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. As the semiconductor industry is highly cyclical, significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints could affect the semiconductor industry. We have just emerged from such a period of economic downturn. As a result, we may achieve a reduced number of licenses, tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.

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

The display industry is intensely competitive and is impacted by rapid technological change, shifting government mandates, cyclical market patterns and increasing foreign and domestic competition. In particular, our LDT group faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations.

If for any of these reasons we cannot effectively compete in these primary market segments, our results of operations could suffer.

If our NBG does not succeed, our results of operations may be adversely affected.

The future success of our NBG, which includes our LDT group, depends on our ability to develop new or emerging licensing opportunities, diversify our business into lighting and displays, mobile communications and additional semiconductor technologies, and, specifically for our LDT group, improve the visual capabilities, form factor, power efficiency and cost-effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics, mobile and general lighting applications.

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

The development, application and licensing of new backlit lighting technologies is a complex process subject to a number of uncertainties, including the integration of our LDT group into the rest of our company and the limited resources of the LDT group. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our lighting technologies more difficult. If others develop innovative proprietary lighting technology that is superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology, and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the years ended December 31, 2010, 2009 and 2008, research and development expenses were $92.7 million, $67.3 million and $76.2 million, respectively, including stock-compensation of approximately $10.2 million, $9.7 million and $13.5 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, especially with respect to our LDT group and any other new technologies that we pursue outside of our core memory and chip interface technologies, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies, and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration. As a result of our settlement with Samsung, Samsung accounted for a significant portion of our ongoing licensing revenue in 2010. Our top five licensees represented approximately 85%, 77% and 67% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, revenue from Elpida and Samsung accounted for 10% or more of our total revenue. For the year ended December 31, 2009, revenue from AMD, Fujitsu, NEC, Panasonic and Toshiba, each accounted for 10% or more of our total revenue. For the year ended December 31, 2008, revenue from AMD, Elpida, Fujitsu, NEC, Panasonic and Sony, each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

In addition, some of our commercial agreements require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewal of existing contracts, industry consolidation, including the combination in 2010 of NEC and Renesas, the expiration of deferred revenue schedules under existing contracts, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future, although we anticipate that revenue will continue to be concentrated in a limited number of licensees.

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

Since many of our revenue components fluctuate and are difficult to predict, and our expenses are largely independent of revenue in any particular period, it is difficult for us to accurately forecast revenue and profitability. Factors other than those set forth above, which are beyond our ability to control or assess in advance, that could cause our operating results to fluctuate include:

•	semiconductor and system companies’ acceptance of our chip interface products;

•	the success of high volume consumer applications;

•	the dependence of our royalties upon fluctuating sales volumes and prices of licensed chips that include our technology;

•	the seasonal shipment patterns of systems incorporating our chip interface products;

•	the loss of any strategic relationships with system companies or licensees;

•	semiconductor or system companies discontinuing major products incorporating our chip interfaces;

•	the unpredictability of litigation results or settlements and the timing and amount of any litigation expenses;

•	changes in our customers’ development schedules and levels of expenditure on research and development;

•	our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts, whether voluntarily or as a result of financial difficulties;

•	the results of our efforts to expand into new target markets, such as with our LDT group;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own; and

•	changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees.

We believe that royalties will continue to represent a majority of total revenue for the foreseeable future. For the years ended December 31, 2010, 2009 and 2008, royalties accounted for 99%, 96% and 89%, respectively, of our total revenue. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.

A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

For the years ended December 31, 2010, 2009 and 2008, revenue received from our international customers constituted approximately 93%, 83% and 84% of our total revenue, respectively. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We currently have international design operations in India and business development operations in Japan, Korea, Taiwan and Germany. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•	treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions, such as withholding taxes in Korea;

•	foreign government regulations and changes in these regulations;

•	social, political and economic instability;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	changes in diplomatic and trade relationships;

•	cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices;

•	operating centers outside the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems; and

•	geo-political issues.

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

As part of our strategic initiatives, we have completed a number of acquisitions in 2009 and 2010, currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products, patents or technologies, and the entry into strategic transactions or other arrangements. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing our acquisitions, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

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

In connection with our strategic initiatives related to future acquisitions or mergers, strategic transactions or other arrangements, we may incur substantial expenses regardless of whether any transactions occur. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions simultaneously. In addition, we may be required to assume the liabilities of the companies or related to the businesses we acquire. The assumption of such liabilities may include those related to intellectual property infringement or indemnification of customers of acquired businesses for similar claims, which could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve restrictive covenants or be dilutive to our existing stockholders.

Weak global economic conditions may adversely affect demand for the products and services of our licensees.

Our operations and performance depend significantly on worldwide economic conditions, and the U.S. and world economies are emerging from a prolonged period of weak economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our licensees in the foreseeable future. Other factors that could influence demand include continuing increases in fuel and energy costs, competitive pressures, including pricing pressures, from companies that have competing products, changes in the credit market, conditions in the residential real estate and mortgage markets, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. If our licensees experience reduced demand for their products as a result of economic conditions or otherwise, our business and results of operations could be harmed.

If our counterparties are unable to fulfill their financial and other obligations to us, our business and results of operations may be affected adversely.

Any downturn in economic conditions or other business factors could threaten the financial health of our counterparties, including companies with whom we have entered into licensing arrangements, settlement agreements, or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us under licenses, settlement agreements or litigation judgments. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of a bankruptcy proceedings. For example, in 2009, two of our counterparties, Qimonda and Spansion, were subject to insolvency proceedings in their applicable jurisdictions as a result of a downturn in business which led to lower than anticipated or no payment to us. If we are unable to collect all of such payments owed to us, or if other of our counterparties enter into bankruptcy or otherwise seek to renegotiate their financial obligations to us as a result of the deterioration of their financial health, our business and results of operations may be affected adversely.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, including the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities, as described elsewhere in this report. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation, goodwill and intangibles, and other contingencies. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. In addition, actual results may differ from these estimates under different assumptions or conditions.

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

Our common stock is listed on The NASDAQ Global Select Market under the symbol “RMBS.” The trading price of our common stock has been subject to wide fluctuations which we expect to continue in the future in response to, among other things, the following:

•	new litigation or developments in current litigation, including an unfavorable outcome to us from court proceedings relating to our ongoing litigation and reaction to any settlements that we enter into with former litigants;

•	any progress, or lack of progress, real or perceived, in the development of products that incorporate our innovations;

•	our signing or not signing new licensees;

•	announcements of our technological innovations or new products by us, our licensees or our competitors;

•	positive or negative reports by securities analysts as to our expected financial results;

•	developments with respect to patents or proprietary rights and other events or factors;

•	trading activity related to our share repurchase plans; and

•	issuance of additional securities by us, such as our issuance of approximately 9.6 million shares of common stock to Samsung in connection with our settlement agreement in January 2010.

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

In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 15, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to our past and any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and other needs.

We have indebtedness. In 2009, we issued $172.5 million aggregate principal amount of our 5% convertible senior notes due 2014 (the “2014 Notes”). The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations in the future will be dedicated to the payment of the principal of our indebtedness as we are required to pay the principal amount of our 2014 Notes in cash upon conversion if specified conditions are met or when due;

•	if upon any conversion of our 2014 Notes we are required to satisfy our conversion obligation with shares of our common stock or we are required to pay a “make-whole” premium with shares of our common stock, our existing stockholders’ interest in us would be diluted; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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

If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. In addition, we may be required to purchase the shares of contingently redeemable common stock for an aggregate purchase price of up to $100.0 million that may be put back to us by Samsung in 2011, which would reduce our cash resources.

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

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. See Note 15, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K.

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

Any of these matters or any future intellectual property litigation, whether or not determined in our favor or settled by us, is costly, may cause delays (including delays in negotiating licenses with other actual or potential licensees), will tend to discourage future design partners, will tend to impair adoption of our existing technologies and divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in our litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current licensees on a temporary or permanent basis. Even if we are successful in our litigation, or any settlement of such litigation, there is no guarantee that the applicable opposing parties will be able to pay any damages awards timely or at all as a result of financial difficulties or otherwise. Delay or any or all of these adverse results could cause a substantial decline in our revenue and stock price.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, we occupied offices in the leased facilities described below:

Number of
Offices
Under Lease	Location	Primary Use

3	United States Sunnyvale, CA (Headquarters) Chapel Hill, NC Brecksville, OH	Executive and administrative offices, research and development, sales and marketing and service functions Research and development and prototyping facility
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Taipei, Taiwan	Business development
1	Seoul, Korea	Business development
1	Pforzheim, Germany	Business development

Item 3.	Legal Proceedings

For the information required by this item regarding legal proceedings, see Note 15 “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on The NASDAQ Global Select Market under the symbol “RMBS.” The following table sets forth for the periods indicated the high and low sales price per share of our Common Stock as reported on The NASDAQ Global Select Market.

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	High	Low	High	Low

First Quarter	$26.00	$16.00	$18.70	$5.99
Second Quarter	$25.50	$17.31	$19.65	$9.07
Third Quarter	$21.69	$16.76	$19.94	$14.33
Fourth Quarter	$22.80	$19.16	$25.54	$15.53

The graph below matches Rambus Inc.’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of The NASDAQ Composite Index and the RDG Semiconductor Composite Index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rambus Inc., The NASDAQ Composite Index
And the RDG Semiconductor Composite Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Fiscal years ending:

	12/05	12/06	12/07	12/08	12/09	12/10
Rambus Inc.	100.00	116.92	129.34	98.33	150.71	126.50
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
RDG Semiconductor Composite	100.00	94.27	106.42	53.83	88.82	101.70

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2011, there were 684 holders of record of our Common Stock. Since many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders. We have never paid or declared any cash dividends on our Common Stock or other securities. However, in the future, we may plan to pay or declare cash dividends depending on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”), Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the consolidated balance sheet as of December 31, 2010.

The Stock Purchase Agreement prohibits the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period on July 18, 2011, the Stock Purchase Agreement provides that Samsung may transfer a limited number of shares on a daily basis, provides us with a right of first offer for proposed transfers above such daily limits, and, if no sale occurs to us under the right of first offer, allows Samsung to transfer the Shares. Under the Stock Purchase Agreement, we have also agreed that after the transfer restriction period, Samsung will have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

See Note 3, “Settlement Agreement with Samsung,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

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

On August 19, 2010, we entered into a share repurchase agreement (the “Share Repurchase Agreement”) with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch (“JP Morgan”) to repurchase approximately $90.0 million of our Common Stock, as part of our share repurchase program. Under the Share Repurchase Agreement, we pre-paid to JP Morgan the $90.0 million purchase price in the third quarter of 2010 for the Common Stock and JP Morgan delivered to us approximately 4.8 million shares of Common Stock at an average price of $18.88 at the completion of the Share Repurchase Agreement in December 2010.

For the year ended December 31, 2010, we repurchased approximately 9.5 million shares of our Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. As of December 31, 2010, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2010, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $163.6 million was recorded as an increase to accumulated deficit for the year ended December 31, 2010. During the year ended December 31, 2009, we did not repurchase any Common Stock.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs	Total Paid

Cumulative shares repurchased as of 12/31/2009	16,810,950	$13.90	16,810,950	2,240,913	$233,756,155
Additional authorization				12,500,000

				14,740,913
2/1/2010 - 2/28/2010	1,233,287	$21.47	1,233,287	13,507,626	$26,472,746
4/1/2010 - 4/30/2010	519,895	$24.46	519,895	12,987,731	$12,715,797
5/1/2010 - 5/31/2010	1,793,068	$23.70	1,793,068	11,194,663	$42,502,150
6/1/2010 - 6/30/2010	686,000	$19.82	686,000	10,508,663	$13,594,241
8/1/2010 - 8/31/2010	528,641	$18.58	528,641	9,980,022	$9,822,533
12/1/2010 - 12/31/2010	4,765,949	$18.88	4,765,949	5,214,073	$90,000,000

Cumulative shares repurchased as of 12/31/2010	26,337,790	$16.28	26,337,790		$428,863,622

Item 6.	Selected Financial Data

The following selected consolidated financial data for and as of the years ended December 31, 2010, 2009, 2008, 2007, and 2006 was derived from our consolidated financial statements. The summary consolidated selected financial data for and as of the years ended December 31, 2008, 2007 and 2006 has been adjusted as a result of the retrospective adoption on January 1, 2009 of Financial Accounting Standards Board (“FASB”) accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (“FASB convertible debt accounting guidance”). The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2010	2009	2008(1)(2)	2007(1)(2)	2006(1)(2)
		(In thousands, except per share amounts)

Total revenue	$323,390	$113,007	$142,494	$179,940	$195,324
Net income (loss)	$150,917	$(92,186)	$(199,110)	$(34,221)	$(18,006)
Net income (loss) per share:
Basic	$1.34	$(0.88)	$(1.90)	$(0.33)	$(0.17)
Diluted	$1.30	$(0.88)	$(1.90)	$(0.33)	$(0.17)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$512,009	$460,193	$345,853	$440,882	$436,341
Total assets	$663,172	$555,869	$397,370	$617,963	$591,295
Convertible notes	$121,500	$248,044	$125,474	$135,214	$124,719
Stockholders’ equity	$334,783	$255,327	$232,941	$422,486	$404,247

(1)	Adjusted to reflect adoption of the FASB convertible debt accounting guidance. Refer to Note 19, “Retrospective Adoption of FASB Convertible Debt Accounting Guidance,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

(2)	The year ended December 31, 2008 includes adjustments for the FASB convertible debt accounting guidance to increase total assets by $480, decrease convertible notes by $11,476 and increase stockholders’ equity by $11,956. The year ended December 31, 2007 includes additional interest expense (including amortization of debt issuance costs) of $11,011, increase to benefit from income taxes of $4,454, increase to net loss of $6,557, increase to basic and diluted net loss per share of $0.06, decrease to total assets of $9,384, decrease to convertible notes of $24,786 and increase to stockholders’ equity of $15,402. The year ended December 31, 2006 includes additional interest expense (including amortization of debt issuance costs) of $10,196, increase to interest income and other income (expense), net of $3,158, increase to benefit from income taxes of $2,848, increase to net loss of $4,190, increase to basic and diluted net loss per share of $0.04, decrease to total assets of $13,322, decrease to convertible notes of $35,281 and increase to stockholders’ equity of $21,959.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are a premier intellectual property and technology licensing company. Our primary focus is the creation, design, development and licensing of patented innovations, technologies and architectures that are foundational to nearly all digital electronics products and systems. Our patented innovations and technologies aim to improve the performance, power efficiency, time-to-market and cost-effectiveness of our customers’ products, components and systems offered and used in semiconductors, computers, mobile applications, gaming and graphics, consumer electronics, lighting displays and general lighting. By licensing our patented innovations and technologies, we hope to continuously enrich the end-user experience of the digital electronics products and systems marketed and sold by our customers and licensees. We believe we have established an unparalleled licensing platform and business model that will continue to foster the development of new foundational and leading innovations and technologies. As a result, our goal is to create significant licensing opportunities, and thereby perpetuate strong company operating performance and long term stockholder value.

While we have historically focused our efforts in developing and licensing patented innovations and technologies for the semiconductor industry, particularly in the area of chip interfaces, we have initiated diversification efforts to expand our portfolio of patented innovations and technologies into lighting and displays, mobile communications, and additional semiconductor technologies. We expect to continue this diversification initiative through the acquisition of assets and the hiring of the inventors, scientists and engineers who will lead the effort to further develop these patented innovations and technologies in these new areas of focus. During 2010, we initiated an internal structural reorganization to establish separate business groups for our semiconductor industry focused operations (SBG) and operations focused on new or emerging licensing opportunities (NBG) which includes our LDT group. We expect this internal realignment to help drive efficiencies in operations and optimize our licensing platform and business model as we expand and diversify into new markets. Segment information is not separately discussed below as the operating results for NBG did not meet the quantitative thresholds for segment reporting in 2010. For additional information concerning segment reporting, see Note 13, “Business Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

The key elements of our strategy are as follows:

Innovate:  Develop and patent our innovative technology to provide fundamental competitive advantage when incorporated into semiconductors, and digital electronics products and systems.

Drive Adoption:  Communicate the advantages of our patented innovations and technologies to the industry and encourage its adoption through demonstrations and incorporation in the products of select customers.

Monetize:  License our patented inventions and technology solutions to customers for use in their semiconductor and system products.

As of December 31, 2010, our semiconductor, chip interface, lighting, display and other technologies are covered by approximately 1,180 U.S. and foreign patents. Additionally, we have approximately 850 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics, mobile applications and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their digital electronics products and systems.

Our patented innovations and technologies are offered to our customers through either a patent license or a technology license. Our revenues are primarily derived from patent licenses, through which we provide a license to our broad portfolio of patented innovations primarily to semiconductor and system companies who use these innovations in the development and manufacture of their own products. Our patent licensing agreements may provide a license to all or part of our patent portfolio for a particular use, product or technology. The patent license essentially provides our customers with a defined right to use our patented innovations in the customer’s own digital electronics products and systems. Patent license agreements are generally structured with variable royalty payments, although some agreements include fixed payments over certain defined periods.

We also offer our customers technology licenses. We typically offer technology licenses to support the implementation and adoption of our patented innovations and technologies through know-how and technology transfers, product design, development, and system integration consulting and engineering services. Our technology license offerings also include a range of solutions developed by Rambus, which include “leadership” solutions (which are Rambus-proprietary solutions widely licensed to our customers) and industry-standard solutions that we provide to our customers under license for incorporation into our customers’ digital electronics products and systems. Due to the often complex nature of implementing state-of-the art technology, we also offer engineering services to our customers to help them successfully integrate our solutions into their digital electronics products and systems. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Engineering services are generally offered on a fixed price basis. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

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

Executive Summary

During 2010, we signed a significant settlement agreement with Samsung and also signed revenue contracts with AMD, Elpida and Renesas bringing Rambus into a profit position for the year ended December 31, 2010. See Note 3, “Settlement Agreement with Samsung,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion. We continue to pursue other revenue opportunities in order to grow our revenue. Additionally, in June 2010, we signed a broad licensing agreement for the use of our patented lighting innovations with GE Lighting, a unit of GE’s Appliances & Lighting business. We also purchased patents and businesses during 2010 as part of our ongoing acquisition activities to broaden our technology portfolio.

Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the year ended December 31, 2010 increased $25.5 million as compared to 2009 primarily due to increased headcount from our LDT group and the funding for our 2010 Corporate Incentive Plan (the “2010 CIP”) which includes the bonus related to the Samsung settlement. As a percentage of revenue, engineering expenses decreased for the year ended December 31, 2010 as compared to 2009. The decrease was due to higher revenue primarily attributed to the settlement with Samsung. Marketing, general and administrative expenses in aggregate decreased $8.7 million for the year ended December 31, 2010 as compared to 2009 primarily due to lower litigation expenses. Our higher revenue combined with the decrease in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to decrease as a percentage of revenue. Additionally, for the year ended December 31, 2010, we incurred costs of restatement and related legal activities of $4.2 million primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation.

Trends

There are a number of trends that may or will have a material impact on us in the future, including growing our lighting business, global economic conditions with the resulting impact on sales, continuing pursuit of litigation against companies that we believe have infringed our patented technologies and shifts in our overall effective tax rate.

We have a high degree of revenue concentration, with our top five licensees representing approximately 85%, 77% and 67% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively. As a result of our settlement with Samsung, Samsung accounted for a significant portion of our ongoing licensing revenue in 2010. For the year ended December 31, 2010, revenue from Samsung and Elpida, each accounted for 10% or more of our total revenue. For the year ended December 31, 2009, revenue from AMD, Fujitsu, NEC, Panasonic, and Toshiba, each accounted for 10% or more of our total revenue. For the year ended December 31, 2008, revenue from AMD, Elpida, Fujitsu, NEC, Panasonic, and Sony, each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

Many of our licensees have the right to cancel their licenses. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future.

The semiconductor industry is intensely competitive and highly cyclical. Our visibility with respect to future sales is very limited at this time. To the extent that macroeconomic fluctuations negatively affect our principal licensees, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. The recent downturn in worldwide economic conditions also threatens the financial health of our commercial counterparties, including companies with whom we have entered into licensing arrangements, settlement agreements or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Some of our existing patent licensees have fixed royalty payments which are not impacted by the recent economic downturn. Royalty payments from the remaining licensees are related to variable royalty agreements which have been impacted by the recent economic conditions. Current market indicators are mixed, but there are some recent signs of some stabilization. However, there continue to be indications that global demand will not quickly recover for the next few years. Such lower demand levels may adversely impact our revenue and profitability. See Item 1A, “Risk Factors.”

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

The display industry is also intensely competitive and highly cyclical. We believe the potential percentage of transition to LED lightguides from cold cathode fluorescent lights (“CCFL”) lightguides could be up to 100% for cellular phones and notebook computers and could reach up to 50% for display monitors and LCD televisions in 2011. The tablet market is growing rapidly as a new category that primarily uses LED lightguides to achieve slim designs. Our LDT group has numerous patents in edge lit LED lightguide technology. Our plans are to license our technology to key companies that use LED edge lit display products. There can be no assurance that we will be successful in our efforts to obtain licensees for our LED edge lit technology. Additionally, there are competing technologies, such as the active matrix organic light emitting diode, that do not use LED edge lit lightguides which may limit the future market opportunity for our technology.

The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to CCFL and LED driven technology by the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves 40% of the energy costs as compared to existing installed lighting. Our LDT group has numerous patents in LED edge lit lightguide technology which can be applied in the design of next generation LED lighting products. While our goal is to be a major player in the general lighting industry with our technology and have established a technology center in Brecksville, Ohio, there are no assurances that we will be successful in our efforts. The market adoption of our technology may face delays in design, government mandates in specification, material shortages and manufacturing delays within the supply base and in overall market acceptance. Additionally, there are competing design approaches and technologies, such as organic light emitting diode, that may also affect our ability to obtain additional licensees.

Our revenue from companies headquartered outside of the United States accounted for approximately 93%, 83% and 84% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

For additional information concerning international revenue, see Note 13, “Business Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

Engineering costs as a percentage of net sales decreased in the year ended December 31, 2010 as compared to the prior year. In the near term, we expect engineering costs to be lower than in 2010 as the employee bonus related to the Samsung settlement was a one-time event in 2010. However, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations in semiconductor and lighting technologies and, as a result, our head count and infrastructure expenses are expected to increase.

Marketing, general and administrative expenses in the aggregate and as a percentage of net sales decreased in the year ended December 31, 2010 as compared to the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will continue to increase marketing, general and administrative expenses as litigation expenses will continue to increase until such litigation is resolved.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2010	2009	2008

Revenue:
Royalties	99.0%	95.6%	89.1%
Contract revenue	1.0%	4.4%	10.9%

Total revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue*	2.1%	6.1%	15.0%
Research and development*	28.7%	59.5%	53.5%
Marketing, general and administrative*	36.9%	113.4%	87.1%
Costs (recoveries) of restatement and related legal activities, net	1.3%	(11.9)%	2.3%
Gain from settlement	(39.2)%	—%	—%
Restructuring costs*	—%	—%	2.9%
Impairment of intangible asset	—%	—%	1.5%

Total operating costs and expenses	29.8%	167.1%	162.3%

Operating income (loss)	70.2%	(67.1)%	(62.3)%
Interest income and other income, net	0.3%	3.6%	10.7%
Interest expense on convertible notes	(6.1)%	(18.6)%	(8.3)%

Interest and other income (expense), net	(5.8)%	(15.0)%	2.4%

Income (loss) before income taxes	64.4%	(82.1)%	(59.9)%
Provision for (benefit from) income taxes	17.7%	(0.5)%	79.8%

Net income (loss)	46.7%	(81.6)%	(139.7)%

* Includes stock-based compensation:
Cost of revenue	0.1%	0.9%	3.6%
Research and development	3.1%	8.6%	9.5%
Marketing, general and administrative	6.2%	18.5%	13.0%
Restructuring costs	—%	—%	0.4%

	Years Ended December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Total Revenue
Royalties	$320.2	$108.0	$126.9	196.4%	(14.9)%
Contract revenue	3.2	5.0	15.6	(35.4)%	(67.9)%

Total revenue	$323.4	$113.0	$142.5	186.2%	(20.7)%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $209.1 million to $288.4 million for the year ended December 31, 2010 from $79.3 million for the same period in 2009. The increase was primarily due to the revenue recognized from the agreements signed with Samsung and Elpida during 2010.

Our patent royalties decreased approximately $21.2 million to $79.3 million for the year ended December 31, 2009 from $100.5 million for the same period in 2008. The decrease was primarily due to the expiration of the Elpida licensing agreement in the first quarter of 2008, the one-time receipt of previously withheld royalties from the Federal Trade Commission (“FTC”) Disposition Order in 2008 and lower variable patent royalty payments received in 2009, as a result of, among other things, lower product shipment volumes reported by customers.

In March 2010, AMD elected to exercise its right to renew the Rambus-AMD Patent License Agreement through the third quarter of 2015. The original term of AMD’s agreement ran through the end of September 2010.

In December 2010, Elpida renewed its patent license agreement. The effective date of the agreement is January 1, 2010 and the expiration date of the term license is January 1, 2015.

In December 2010, Renesas renewed its patent license agreement. The effective date of the agreement is April 1, 2010 and the expiration date of the term license is April 1, 2015.

We are in negotiations with prospective licensees as well as existing licensees regarding renewals. We expect patent royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees’ reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed.

Technology Licenses

Royalties from technology licenses increased approximately $3.1 million to $31.8 million for the year ended December 31, 2010 from $28.7 million for the same period in 2009. The increase was primarily due to higher royalties reported from increased shipments related to DDR2 technologies and higher royalties from XDRtm DRAM associated with increased shipments of the Sony PlayStation®3 product, partially offset by lower royalties from RDRAMtm controllers in the first half of 2010 due to a one-time catch-up royalty payment for the Sony PlayStation®2 product in the second quarter of 2009.

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

Contract Revenue

Contract revenue decreased approximately $1.8 million to $3.2 million for the year ended December 31, 2010 from $5.0 million for the year ended December 31, 2009. The decrease was primarily due to fewer new technology development contracts and decrease in work performed on existing technology development contracts.

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

Engineering costs:

	Years Ended December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Engineering costs
Cost of revenue	$6.7	$5.9	$16.1	15.2%	(63.6)%
Stock-based compensation	0.2	1.0	5.2	(82.7)%	(80.7)%

Total cost of revenue	6.9	6.9	21.3	0.9%	(67.7)%

Research and development	82.5	57.5	62.7	43.5%	(8.3)%
Stock-based compensation	10.2	9.7	13.5	4.6%	(28.0)%

Total research and development	92.7	67.2	76.2	37.8%	(11.8)%

Total engineering costs	$99.6	$74.1	$97.5	34.4%	(24.0)%

Engineering costs are allocated between cost of revenue and research and development expenses. Cost of revenue reflects the portion of the total engineering costs which are specifically devoted to individual licensee development and support services as well as amortization expense related to various acquired intellectual property for patent licensing. The balance of engineering costs, incurred for the development of generally applicable chip interface technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual licensee contracts.

For the year ended December 31, 2010 as compared to the same period in 2009, total engineering costs increased 34.4% primarily due to the increase in headcount from our LDT group and the funding for our 2010 CIP, which includes the employee bonus related to the Samsung settlement, increase in patent research related costs and additional amortization expense related to intangible assets acquired from GLT.

For the year ended December 31, 2009 as compared to the same period in 2008, total engineering costs decreased primarily due to lower headcount and the related decrease in salary, benefits, allocations and stock based compensation expenses as well as decreases in consulting and travel and entertainment costs as a result of our cost reduction initiatives that commenced in the second half of 2008.

In the near term, we expect engineering costs to be lower than in 2010 as the employee bonus related to the Samsung settlement was a one-time event in 2010. However, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor and lighting technologies and, as a result, our headcount and infrastructure costs are expected to increase.

Marketing, general and administrative costs:

	Years Ended December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Marketing, general and administrative costs
Marketing, general and administrative costs	$76.6	$51.8	$49.9	47.7%	3.8%
Litigation expense	22.7	55.5	55.7	(59.1)%	(0.3)%
Stock-based compensation	20.2	20.9	18.5	(3.2)%	12.8%

Total marketing, general and administrative costs	$119.5	$128.2	$124.1	(6.8)%	3.3%

Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other marketing and administrative efforts. Litigation expenses are a significant portion of our marketing, general and administrative expenses and can vary significantly from quarter to quarter. Consistent with our business model, our licensing and marketing activities aim to develop or strengthen relationships with potential and current licensees. In addition, we work with current licensees through marketing, sales and technical efforts to drive adoption of their products, that use our innovations and solutions, by system companies. Due to the long business development cycles we face and the semi-fixed nature of marketing, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in recent or future periods.

For the year ended December 31, 2010 as compared to 2009, total marketing, general and administrative costs decreased primarily due to lower litigation expenses. Non-litigation related marketing, general and administrative costs increased for the year ended December 31, 2010 primarily due to funding for our 2010 CIP, which includes the employee bonus related to the Samsung settlement, increased consulting fees, increased general legal expenses and increased headcount in corporate development commencing in 2009 as a result of our strategic initiatives to identify and acquire additional technology opportunities.

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

Costs (recoveries) of restatement and related legal activities, net:

	Years Ended December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Costs (recoveries) of restatement and related legal activities, net	$4.2	$(13.5)	$3.3	NM*	NM*

*	NM — percentage is not meaningful as the change is too large

Costs (recoveries) of restatement and related legal activities, net, consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

For the year ended December 31, 2010, costs of restatement and related legal activities, net, were $4.2 million primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation. In 2009, we recorded reimbursements of $12.3 million from the insurance carriers and received $4.5 million from former executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits in 2009.

For the year ended December 31, 2009, recoveries of restatement and related legal activities, net, were $13.5 million due primarily to recognition of insurance settlements of $12.3 million from the insurance carriers and the receipt of $4.5 million from former executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits. The $16.8 million was recorded as recoveries of restatement and related legal activities. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

Gain from settlement:

	Years Ended December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Gain from settlement	$126.8	$—	$—	N/A*	N/A*

*	N/A — not applicable

The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes option pricing model and a residual approach (collectively the “Fair Value”). The total gain from settlement is $133.0 million of which $126.8 million was recognized for the year ended December 31, 2010. The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.

Interest and other income (expense), net:

	Years Ended December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Interest income and other income, net	$0.9	$4.1	$15.2	(78.9)%	(73.1)%
Interest expense on convertible notes	$(19.7)	$(21.0)	$(11.8)	(6.0)%	77.5%

Interest and other income (expense), net	$(18.8)	$(16.9)	$3.4	11.7%	NM*

*	NM — percentage is not meaningful as the change is too large

Interest income and other income, net, consists primarily of interest income generated from investments in high quality fixed income securities, offset by interest expense in connection with our imputed facility lease obligations.

Following the substantial completion of construction in the fourth quarter of 2010, we occupied our Sunnyvale and Brecksville facilities. In connection with the application of FASB authoritative guidance to our leases of the new facilities, we are deemed, in substance, to be the owner of the landlord’s buildings, and therefore the estimated fair value of our portion of the buildings is required to be capitalized on our books as a non-cash transaction, offset by a corresponding imputed financing obligation on our balance sheet. The imputed financing obligations are amortized using the effective interest method with the imputed interest rate of approximately 10%. For the year ended December 31, 2010, we recognized $0.4 million of interest expense in connection with the imputed financing obligations in our statement of operations. See Note 7, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

For the year ended December 31, 2009 as compared to the same period in 2008, the decrease in interest income and other income, net, was primarily due to lower yields on invested balances.

Interest expense on convertible notes consists of non-cash interest expense related to the amortization of the debt discount on the zero coupon convertible senior notes due February 1, 2010 (the “2010 Notes”) and the 2014 Notes as well as the coupon interest related to the 2014 Notes. We expect interest expense to increase steadily as the 2014 Notes reach maturity. See Note 14 “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

Provision for (benefit from) income taxes:

	Years Ended December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Provision for (benefit from) income taxes	$57.1	$(0.5)	$113.8	NM*	NM*

Effective tax rate	27.5%	0.6%	(133.4)%

*	NM — percentage is not meaningful as the change is too large

Our effective tax rate for the year ended December 31, 2010 is lower than the U.S. statutory tax rate applied to our pretax income due to a reduction of the valuation allowance on our U.S. net deferred tax assets, foreign withholding taxes and certain foreign losses with no current tax benefit recorded. Our effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory tax rate applied to our pretax loss primarily due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits and carryback of net operating loss. Our effective tax rate for the year ended December 31, 2008 was lower than the U.S. statutory tax rate applied to our pretax loss primarily due to the establishment of a full valuation allowance on our U.S. net deferred tax assets.

For the year ended December 31, 2010, we continued to maintain a full valuation allowance against our U.S. net deferred tax assets. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Based on all available evidence, we determined that it was not more likely than not that the deferred tax assets would be realized. Should we achieve sustained taxable income in the future, we would release the valuation allowance to recognize the deferred tax assets consisting of future tax deductions, net operating loss and credit carryforwards which provide a valuable benefit to us.

Restructuring costs:

	Years Ended
	December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Restructuring costs	$—	$—	$4.2	N/A*	N/A*

*	N/A — not applicable

During the years ended December 31, 2010 and 2009, we did not incur any costs associated with restructuring activities. During the year ended December 31, 2008, we initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.6 million and non-cash employee severance was approximately $0.5 million of stock-based compensation expense. We also leased a facility in Mountain View, California, through November 11, 2009, which we vacated during the fourth quarter of 2008 as a result of the restructuring measures. This facility was being subleased at a rate equal to our rent associated with the facility and, as a result no restructuring charge was recorded. The total restructuring charge for the year ended December 31, 2008 was approximately $4.2 million. Of the total cash portion, approximately $3.5 million of severance and benefits was paid during 2008 and the remaining $0.1 million of severance and benefits was paid during 2009.

Impairment of intangible asset:

	Years Ended
	December 31,			2009 to 2010	2008 to 2009
	2010	2009	2008	Change	Change
	(Dollars in millions)

Impairment of intangible asset	$—	$—	$2.2	N/A*	N/A*

*	N/A — not applicable

During the years ended December 31, 2010 and 2009, we did not impair any of our intangible assets. In 2008, we determined that approximately $2.2 million of our intangible assets had no alternative future use and were impaired as a result of a customer’s change in technology requirements. The impairment of the intangible asset related to a contractual relationship acquired in the Velio acquisition during December 2003.

Liquidity and Capital Resources

	December 31,	December 31,
	2010	2009
	(In millions)

Cash and cash equivalents	$215.3	$289.1
Marketable securities	296.7	171.1

Total cash, cash equivalents, and marketable securities	$512.0	$460.2

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net cash provided by (used in) operating activities	$235.2	$(40.6)	$(38.5)
Net cash provided by (used in) investing activities	$(181.5)	$24.5	$82.7
Net cash provided by (used in) financing activities	$(127.5)	$188.9	$(47.5)

Liquidity

Our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for 2010 were funded primarily from operating activities due to the settlement with Samsung as well as financing activities due to proceeds from issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and from the issuance of common stock under our equity incentive plans.

Operating Activities

Cash provided by operating activities of $235.2 million in the year ended December 31, 2010 was primarily attributable to the signing of Samsung and Elpida. In total, Samsung and Elpida provided approximately $300.2 million of net operating cash flow after applicable foreign tax withholdings. Additionally cash provided by operating activities included increases in accrued salaries due to the 2010 CIP and bonus related to the Samsung Settlement which was offset by decreases in accrued litigation and accounts payable.

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

Investing Activities

Cash used in investing activities of approximately $181.5 million in the year ended December 31, 2010 primarily consisted of purchases of available-for-sale marketable securities of $428.8 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $296.6 million and proceeds from the sale of marketable securities of $1.8 million. We also purchased patents and businesses for an aggregate price of approximately $24.8 million. Additionally, we paid $26.7 million for the build-out of the facilities in Sunnyvale, California and Brecksville, Ohio as well as to acquire computer software, computer hardware and machinery and equipment.

Cash provided by investing activities of approximately $24.5 million in the year ended December 31, 2009 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $240.9 million, partially offset by purchases of available-for-sale marketable securities of $183.2 million. In December 2009, we paid $26.0 million in a business combination to acquire technology and a portfolio of advanced lighting and optoelectronics patents from GLT. Additionally, we paid $2.7 million to acquire property, plant and equipment, primarily computer software, and $2.5 million for intangible assets. We also made a $2.0 million investment in a non-marketable equity security of a technology company.

Cash provided by investing activities of approximately $82.7 million in the year ended December 31, 2008 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $430.8 million and proceeds from sale of marketable securities of $25.0 million, partially offset by purchases of available-for-sale marketable securities of $363.0 million. Additionally, we paid $9.9 million to acquire property and equipment, primarily computer equipment and computer software licenses.

Financing Activities

Cash used in financing activities was $127.5 million in the year ended December 31, 2010 was primarily due to the payment upon maturity of $137.0 million in face value of 2010 Notes and stock repurchased with an aggregate price of $195.1 million under our share repurchase program, which includes the shares purchased under Share Repurchase Agreement with J.P. Morgan, offset by proceeds received of $192.0 million from the issuance of common stock pursuant to the Stock Purchase Agreement with Samsung. Additionally, we received approximately $16.5 million from the issuance of common stock under equity incentive plans.

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

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months, including any cash needs to purchase the shares of contingently redeemable common stock that may be put back to us by Samsung in 2011. In February 2010, we satisfied our requirement to pay the 2010 Notes with an aggregate principal amount of $137.0 million. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. We have the ability to hold and we believe that we can recover the amortized cost of our investments. There is no evidence of impairment due to credit losses in our portfolio. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. We may also incur additional expenditures related to future potential restructuring activities. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Annual Report on Form 10-K, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Contractual Obligations

On December 15, 2009, we entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby we lease approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California (the “Sunnyvale Lease”). The office space is used for our corporate headquarters, as well as engineering, marketing and administrative operations and activities. We moved to the new premises in the fourth quarter of 2010 following substantial completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term, but with the rent for the seventh month paid in December 2009 in order to gain access to the building. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, we also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.

Since certain improvements we constructed are considered structural in nature and we are responsible for any cost overruns, for accounting purposes, we are treated in substance as the owner of the construction project during the construction period. Accordingly, as of December 31, 2009, we have capitalized $25.1 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished building along with a corresponding imputed financing obligation for the same amount. The fair value was determined as of December 31, 2009 using level 3 fair value inputs (defined as prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

Following substantial completion of construction in the fourth quarter of 2010, we occupied the building. At completion, we concluded that we retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, we continue to account for the building as owned real estate and to record an imputed financing obligation for our obligation to the legal owner. In addition, we capitalized $1.5 million of interest on the building with a corresponding imputed financing obligation for the same amount.

Pursuant to the terms of the Sunnyvale Lease, the landlord has agreed to reimburse us approximately $9.1 million, of which $0.3 million was received in 2010. We expect the remaining $8.8 million to be received in 2011. We recognized the $0.3 million reimbursement as additional imputed financing obligation under the FASB authoritative guidance as such payment from the landlord is deemed to be an imputed financing obligation. Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate determined in accordance with the requirements of sale leaseback accounting. For the year ended December 31, 2010, we recognized in its statement of operations $0.4 million of interest expense in connection with the imputed financing obligation. At December 31, 2010, the imputed financing obligation balance in connection with the new facility was $27.3 million, of which $0.2 million was classified under other accrued liabilities in the current liabilities section and $27.1 million was classified under long-term imputed financing obligation. At the end of the initial ten year lease term, should we decide not to renew the lease, we would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

On March 8, 2010, we entered into a lease agreement with Fogg-Brecksville Development Co. (the “Ohio Landlord”) for 24,814 square feet of space consisting of 7,158 square feet of office area and 17,656 square feet of warehouse area, located in Brecksville, Ohio (the “Ohio Lease”). We moved to the new premises at the end of the third quarter of 2010 following substantial completion of leasehold improvements. The warehouse area was converted into office space and manufacturing space. The office space is used for the LDT group’s engineering activities while the manufacturing space is used for the manufacturer of prototypes for the LDT group. The Ohio Lease has a term of 60 months from the commencement date which is the earlier of (i) the date upon which we first take occupancy of the premises once the construction work is completed or (ii) the first day of the month following completion and notification by the lessor to us of completion of construction of the building. The initial annual base rent is approximately $136,000. In addition to the base rent, we also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have an option to extend the Ohio Lease for an additional period of 60 months.

Since certain improvements we constructed are considered structural in nature and we are responsible for any cost overruns, for accounting purposes, we are treated in substance as the owner of the construction project during the construction period. Accordingly, as of March 31, 2010, we have capitalized $0.8 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished building along with a corresponding financing obligation. The fair value was determined as of March 31, 2010 using level 3 fair value inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

Following completion of construction in the fourth quarter of 2010, we occupied the Brecksville facility. At completion, we concluded that we retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, we continue to account for the building as owned real estate and to record an imputed financing obligation for our obligation to the legal owner. At the end of the lease term in 2015, we have an option to renew the lease for an additional 60 months. As a result of the significant amount of construction costs, we currently would expect to renew the lease for an additional 60 months so the lease term for accounting purposes will be the period of intended use of ten years. The lease payments are recorded as interest expense using the effective interest method over the term of the lease and the building is depreciated on a straight-line basis over a period of 15 years. For the year ended December 31, 2010, we recognized in our statement of operations $29 thousand of interest expense in connection with the imputed financing obligation. At December 31, 2010, the imputed financing obligation balance in connection with the new facility was $0.8 million which was classified under long-term imputed financing obligation. At the end of the ten year intended use term, we would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2010 was $172.5 million, offset by unamortized debt discount of $51.0 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 42 months until maturity of the 2014 Notes on June 15, 2014. See Note 14, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

As of December 31, 2010, our material contractual obligations are (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter

Contractual obligations(1)
Imputed financing obligation	$49,590	$4,495	$4,914	$5,035	$5,155	$5,275	$24,716
Leases	5,525	2,851	1,625	371	357	321	—
Software licenses(2)	8,628	6,640	1,988	—	—	—	—
Convertible notes	172,500	—	—	—	172,500	—	—
Interest payments related to convertible notes	29,807	8,625	8,625	8,625	3,932	—	—

Total	$266,050	$22,611	$17,152	$14,031	$181,944	$5,596	$24,716

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $11.8 million including $7.2 million recorded as a reduction of long-term deferred tax assets and $4.6 million in long-term income taxes payable, as of December 31, 2010. As noted in Note 11, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time. The above table does not reflect possible payments in connection with the contingently redeemable common stock discussed below.

(2)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2010 which are also listed on our balance sheet under current and other long term liabilities.

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the consolidated balance sheet as of December 31, 2010.

The Stock Purchase Agreement prohibits the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period on July 18, 2011, the Stock Purchase Agreement provides that Samsung may transfer a limited number of shares on a daily basis, provides us with a right of first offer for proposed transfers above such daily limits, and, if no sale occurs to us under the right of first offer, allows Samsung to transfer the Shares. Under the Stock Purchase Agreement, we have also agreed that after the transfer restriction period, Samsung will have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

See Note 3, “Settlement Agreement with Samsung,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Share Repurchase Program

In October 2001, the “Board” approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. Under this program, the Board approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. On February 25, 2010, the Board approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the program may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the program. The new share repurchase program replaces the program authorized in October 2001.

On August 19, 2010, we entered into the Share Repurchase Agreement with JP Morgan to repurchase approximately $90.0 million of our Common Stock, as part of our share repurchase program. Under the Share Repurchase Agreement, we pre-paid to JP Morgan the $90.0 million purchase price in the third quarter of 2010 for the Common Stock and JP Morgan delivered to us approximately 4.8 million shares of Common Stock at an average price of $18.88 at the completion of the Share Repurchase Agreement in December 2010.

For the year ended December 31, 2010, we repurchased approximately 9.5 million shares of our Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. As of December 31, 2010, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2010, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $163.6 million was recorded as an increase to accumulated deficit for the year ended December 31, 2010. During the year ended December 31, 2009, we did not repurchase any Common Stock.

Shareholder Litigation Related to Historical Stock Option Practices

See Note 15 “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

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

In addition, we may enter into certain settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments, future royalty payments and punitive damages) is allocated to each element of the settlement based on the Fair Value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. We do not recognize any revenues prior to execution of the agreement since there is no reliable basis on which we can estimate the amounts for royalties related to previous periods or assess collectability. Elements that are related to royalty revenue in nature (including but not limited to past royalty payments and future royalty payments) will be recorded as royalty revenue in the consolidated statements of operations. Elements that are not related to royalty revenue in nature (including but not limited to punitive damage and settlement) will be recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

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

Litigation

We are involved in certain legal proceedings, as discussed in Note 15, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, we accrue for losses related to litigation if we determine that a loss is probable and can be reasonably estimated. If a specific loss amount cannot be estimated, we review the range of possible outcomes and accrue the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

Income Taxes

As part of preparing our consolidated financial statements, we are required to calculate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.

As of December 31, 2010, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $78.3 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities. For the year ended December 31, 2010, a valuation allowance of $75.4 million reduced net deferred tax assets to $2.9 million. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the semiconductor industry.

We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance due to projected future losses, which we considered significant negative evidence. Though considered positive evidence, projected income from potential favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to our inability to reliably estimate and objectively verify the timing and amounts of such settlements. Even though we are no longer in a cumulative tax loss position for the last twelve quarters primarily due to certain discrete positive events, the projection of significant future losses is a negative factor that outweighs the positive factors leading to a conclusion that a release of the valuation allowance is not yet appropriate. If any settlement income is realized, we will reassess our position on maintaining the valuation allowance.

Tax attributes related to stock option windfall deductions are not to be recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded to equity when they reduce cash taxes payable.

The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although FASB Accounting Standards Codification (“ASC”) 740 Income Taxes, provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

Stock-Based Compensation

For the years ended December 31, 2010, 2009 and 2008, we maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, we sponsor an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 8, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements of this Form 10-K for more information regarding the valuation of stock-based compensation.

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

Goodwill

Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. The accounting treatment for goodwill requires that companies not amortize goodwill, but instead test for impairment at least annually using a two-step approach. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment. The second step involves determining the fair value of goodwill for each reporting unit. Any excess carrying amount of goodwill over the fair value determined in the second step will be recorded as a goodwill impairment loss.

Convertible Notes

See Note 14, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K regarding the accounting policy in regards to the adoption of the FASB accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements of this Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2010, we had an investment portfolio of fixed income marketable securities of $494.9 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2010, the fair value of the portfolio would decline by approximately $1.3 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of December 31, 2010 and December 31, 2009:

	December 31, 2010
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
	Fair Value	Cost	Gains	Losses	Return
	(Dollars in thousands)

Money Market Funds	$132,364	$132,364	$—	$—	0.04%
U.S. Government Bonds and Notes	266,817	266,840	29	(52)	0.26%
Corporate Notes, Bonds and Commercial Paper	95,724	95,773	8	(57)	0.39%

Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—

Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

	December 31, 2009
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
	Fair Value	Cost	Gains	Losses	Return
	(Dollars in thousands)

Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds and Commercial Paper	32,291	32,222	70	(1)	1.89%

Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—

Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of December 31, 2010:

		Fair Value Given a	Fair Value Given a
		10%	10%
		Increase in Market	Decrease in Market
	Fair Value	Prices	Prices
	(In thousands)

5% Convertible Senior Notes due 2014	$224,504	$246,954	$202,053

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2010, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

The internal control over financial reporting related to the assets acquired under a business combination from Imagine Designs Inc., was excluded from the evaluation of the effectiveness of the Company’s disclosure control and procedures as of the end of the period covered by this report because the assets were acquired in a business combination during 2010. Total assets, revenues and operating expenses of this business combination represent approximately 2.3%, 0% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

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

Our management has excluded the business acquired from Imagine Design Inc., from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a business combination during the year ended December 31, 2010. Total assets, revenues and operating expenses from this business combination represent 2.3%, 0% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

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

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

(a)(2) Financial Statement Schedule

The following financial statement schedule of the Registrant is included herewith and should be read in conjunction with the Financial Statements included in this Item 15:

Page

Schedule II — Valuation and Qualifying Accounts	114

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the business acquired from Imagine Design Inc., from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a business combination during the year ended December 31, 2010. Total assets, revenues and operating expenses of this business combination represent approximately 2.3%, 0% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 25, 2011

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except shares and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$215,262	$289,073
Marketable securities	296,747	171,120
Accounts receivable	2,600	949
Prepaids and other current assets	10,898	8,700
Deferred taxes	2,420	129

Total current assets	527,927	469,971
Deferred taxes, long term	2,974	2,034
Intangible assets, net	40,986	21,660
Goodwill	18,154	15,554
Property, plant and equipment, net	67,770	38,966
Other assets	5,361	7,684

Total assets	$663,172	$555,869

LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,952	$8,972
Accrued salaries and benefits	31,634	6,435
Accrued litigation expenses	4,060	5,147
Other accrued liabilities	14,165	4,506
Non-cash obligation for construction in progress	—	25,100
Convertible notes, current	—	136,032

Total current liabilities	55,811	186,192
Convertible notes, long-term	121,500	112,012
Long-term imputed financing obligation	27,899	—
Long-term income taxes payable	4,577	1,994
Other long-term liabilities	5,102	344

Total liabilities	214,889	300,542

Commitments and contingencies (Notes 7 and 15)
Contingently redeemable common stock:
Issued and outstanding: 4,788,125 shares at December 31, 2010 and no shares at December 31, 2009	113,500	—

Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2010 and December 31, 2009	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 102,676,544 shares at December 31, 2010 and 105,934,157 shares at December 31, 2009	103	106
Additional paid in capital	911,632	818,992
Accumulated deficit	(576,590)	(563,858)
Accumulated other comprehensive income (loss)	(362)	87

Total stockholders’ equity	334,783	255,327

Total liabilities, contingently redeemable common stock and stockholders’ equity	$663,172	$555,869

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue:
Royalties	$320,155	$108,001	$126,910
Contract revenue	3,235	5,006	15,584

Total revenue	323,390	113,007	142,494

Operating costs and expenses:
Cost of revenue*	6,937	6,876	21,303
Research and development*	92,706	67,252	76,222
Marketing, general and administrative*	119,475	128,199	124,077
Costs (recoveries) of restatement and related legal activities, net	4,190	(13,458)	3,262
Gain from settlement	(126,800)	—	—
Restructuring costs*	—	—	4,185
Impairment of intangible asset	—	—	2,158

Total operating costs and expenses	96,508	188,869	231,207

Operating income (loss)	226,882	(75,862)	(88,713)
Interest income and other income, net	861	4,085	15,199
Interest expense	(19,699)	(20,950)	(11,805)

Interest and other income (expense), net	(18,838)	(16,865)	3,394

Income (loss) before income taxes	208,044	(92,727)	(85,319)
Provision for (benefit from) income taxes	57,127	(541)	113,791

Net income (loss)	$150,917	$(92,186)	$(199,110)

Net income (loss) per share:
Basic	$1.34	$(0.88)	$(1.90)

Diluted	$1.30	$(0.88)	$(1.90)

Weighted average shares used in per share calculations:
Basic	112,456	105,011	104,574

Diluted	115,884	105,011	104,574

* Includes stock-based compensation:
Cost of revenue	$173	$1,002	$5,187
Research and development	$10,165	$9,715	$13,488
Marketing, general and administrative	$20,210	$20,868	$18,492
Restructuring costs	$—	$—	$547

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME/(LOSS)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
	(In thousands)

Balances at December 31, 2007	105,295	$105	$649,996	$(227,739)	$124	$422,486
Components of comprehensive loss:
Net loss	—	—	—	(199,110)	—	(199,110)
Foreign currency translation adjustments, net of tax	—	—	—	—	60	60
Unrealized gain on marketable securities, net of tax	—	—	—	—	685	685

Total comprehensive loss						(198,365)

Issuance of common stock upon exercise of options, equity stock and stock units, and employee stock purchase plan	2,251	2	21,761	—	—	21,763
Repurchase and retirement of common stock under repurchase plan and shares received from a former executive	(3,743)	(3)	(5,248)	(44,823)	—	(50,074)
Repurchase of convertible notes	—	—	(259)	—	—	(259)
Stock-based compensation	—	—	37,761	—	—	37,761
Tax shortfall from equity incentive plans	—	—	(371)	—	—	(371)

Balances at December 31, 2008	103,803	$104	$703,640	$(471,672)	$869	$232,941
Components of comprehensive loss:
Net loss	—	—	—	(92,186)	—	(92,186)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(782)	(782)

Total comprehensive loss						(92,968)

Issuance of common stock upon exercise of options, equity stock and stock units, and employee stock purchase plan	2,131	2	19,747	—	—	19,749
Equity component of 5% convertible senior notes due 2014	—	—	63,867	—	—	63,867
Stock-based compensation	—	—	31,738	—	—	31,738

Balances at December 31, 2009	105,934	$106	$818,992	$(563,858)	$87	$255,327
Components of comprehensive income:
Net income	—	—	—	150,917	—	150,917
Unrealized loss on marketable securities, net of tax	—	—	—	—	(449)	(449)

Total comprehensive income						150,468

Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,481	1	15,066	—	—	15,067
Issuance of common stock due to the settlement with Samsung	4,788	5	78,495	—	—	78,500
Repurchase and retirement of common stock under repurchase plan	(9,527)	(9)	(31,449)	(163,649)	—	(195,107)
Stock-based compensation	—	—	30,528	—	—	30,528

Balances at December 31, 2010	102,676	$103	$911,632	$(576,590)	$(362)	$334,783

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$150,917	$(92,186)	$(199,110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	30,548	31,585	37,167
Depreciation	10,101	10,661	11,326
Amortization of intangible assets	5,066	2,984	4,339
Non-cash interest expense and amortization of convertible debt issuance costs	11,075	16,624	11,805
Deferred tax (benefit) provision	(778)	(218)	114,719
Loss (gain) on disposal of property, plant and equipment	(153)	15	76
Loss on sale of marketable security	87	—	—
Impairment of intangible assets	—	—	2,158
Restructuring costs (non-cash)	—	—	547
Gain on repurchase of convertible notes	—	—	(2,528)
Impairment of investments	—	164	—
Recoveries of restatement and related legal activities (non-cash)	—	—	(849)
Change in assets and liabilities:
Accounts receivable	(1,651)	554	417
Prepaids and other assets	4,643	997	1,749
Accounts payable	(3,811)	2,520	(3,607)
Accrued salaries and benefits and other accrued liabilities	28,050	(5,063)	(2,939)
Accrued litigation expenses	(1,087)	(9,118)	(11,969)
Income taxes payable	2,211	(111)	(1,775)

Net cash provided by (used in) operating activities	235,218	(40,592)	(38,474)

Cash flows from investing activities:
Acquisition of businesses	(17,000)	(26,000)	—
Purchases of property, plant and equipment	(26,700)	(2,665)	(9,871)
Acquisition of intangible assets	(7,760)	(2,500)	(300)
Purchases of marketable securities	(428,768)	(183,217)	(362,968)
Maturities of marketable securities	296,639	240,927	430,844
Proceeds from sale of marketable securities	1,829	—	24,996
Proceeds from sale of property, plant and equipment	257	—	30
Investment in non-marketable security	—	(2,000)	—

Net cash provided by (used in) investing activities	(181,503)	24,545	82,731

Cash flows from financing activities:
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	192,000	—	—
Proceeds from landlord for tenant improvements	292	—	—
Proceeds received from issuance of common stock under employee stock plans	16,514	20,692	21,688
Payments under installment payment arrangement	(4,274)	—	(1,250)
Repurchase and retirement of common stock, including prepayment under share purchase contract	(195,108)	—	(49,226)
Repayment of convertible senior notes	(136,950)	—	(18,679)
Issuance costs related to the issuance of convertible senior notes	—	(4,313)	—
Proceeds from issuance of convertible senior notes	—	172,500	—

Net cash provided by (used in) financing activities	(127,526)	188,879	(47,467)

Effect of exchange rates on cash and cash equivalents	—	—	60
Net increase (decrease) in cash and cash equivalents	(73,811)	172,832	(3,150)
Cash and cash equivalents at beginning of year	289,073	116,241	119,391

Cash and cash equivalents at end of year	$215,262	$289,073	$116,241

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,625	$3,943	$—
Income taxes, net of refunds	$56,689	$123	$219
Non-cash investing activities:
Non-cash obligation for property, plant and equipment	$2,260	$25,100	$—
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$4,251	$200	$629
Non-cash financing activities
Intangible assets acquired under installment payment arrangement	$500	$—	$—
Property, plant and equipment received and accrued in other long-term liabilities	$3,463	$—	$—

See Notes to Consolidated Financial Statements

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of the Company

Rambus Inc. (the “Company” or “Rambus”) is a premier intellectual property and technology licensing company. The Company was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. The Company’s primary focus is the creation, design, development and licensing of patented innovations, technologies and architectures that are foundational to nearly all digital electronics products and systems. The Company’s patented innovations and technologies aim to improve the performance, power efficiency, time-to-market and cost-effectiveness of its customers’ products, components and systems offered and used in semiconductors, computers, mobile applications, gaming and graphics, consumer electronics, lighting displays and general lighting. By licensing its patented innovations and technologies, the Company hopes to continuously enrich the end-user experience of the digital electronics products and systems marketed and sold by its customers and licensees. The Company believes it has established an unparalleled licensing platform and business model that will continue to foster the development of new foundational and leading innovations and technologies. As a result, the Company’s goal is to create significant licensing opportunities, and thereby perpetuate strong company operating performance and long term stockholder value.

While the Company has historically focused its efforts in developing and licensing patented innovations and technologies for the semiconductor industry, particularly within chip interfaces, it has initiated diversification efforts to expand its portfolio of patented innovations and technologies into lighting and displays, mobile communications, and additional semiconductor technologies. The Company expects to continue this diversification initiative through the acquisition of assets and the hiring of the inventors, scientists and engineers who will lead the effort to further develop these patented innovations and technologies in these new areas of focus. During 2010, the Company initiated an internal structural reorganization to establish separate business groups for its semiconductor industry focused operations (SBG) and operations focused on new or emerging licensing opportunities (NBG) which includes the LDT group.

2.	Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan and Rambus Ltd., located in George Town, Grand Caymans, British West Indies, of which Rambus Chip Technologies (India) Private Limited, Rambus Deutschland GmbH, located in Pforzheim, Germany, and Rambus Korea, Inc., located in Seoul, Korea. In addition, Rambus International Ltd. and Rambus Delaware LLC are also subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determination of whether or not these criteria have been met may require the Company to make judgments, assumptions and estimates based upon current information and historical experience.

Rambus’ revenue consists of royalty revenue and contract revenue generated from agreements with semiconductor companies, system companies and certain reseller arrangements. Royalty revenue consists of patent license and technology license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ technology solutions into its customers’ products. Contract revenue may also include support or maintenance. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller’s customer for use of the Rambus’ patent and technology licenses. Rambus does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. Rambus does not pay commissions to the reseller for these arrangements.

In addition, Rambus may enter into certain settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments, future royalty payments and punitive damages) is allocated to each element of the settlement based on the Fair Value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. Rambus does not recognize any revenues prior to execution of the agreement since there is no reliable basis on which it can estimate the amounts for royalties related to previous periods or assess collectability. Elements that are related to royalty revenue in nature (including but not limited to past royalty payments and future royalty payments) will be recorded as royalty revenue in the consolidated statements of operations. Elements that are not related to royalty revenue in nature (including but not limited to punitive damage and settlement) will be recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

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

Patent licenses.  Rambus licenses its broad portfolio of patented inventions to semiconductor and systems companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, Rambus generally recognizes revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, Rambus earns royalties at the time that the licensees’ sales occur. Rambus’ licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology licenses.  Rambus develops proprietary and industry-standard chip interface products, such as RDRAMtm and XDRtm that it provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus earns royalties on such licensed products sold worldwide by its licensees at the time that the licensees’ sales occur. Rambus’ licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

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

If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, Rambus will recognize the revenue and record an unbilled receivable. Amounts invoiced to its customers in excess of recognizable revenue are recorded as deferred revenue. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or unbilled receivables in any given period.

Rambus also recognizes revenue for development contracts related to licenses of its chip interface products that involve non-essential engineering services and post contract support (“PCS”). These SOPs apply to all entities that earn revenue on products containing software, where software is not incidental to the product as a whole. Contract fees for the products and services provided under these arrangements are comprised of license fees and engineering service fees which are not essential to the functionality of the product. Rambus’ rates for PCS and for engineering services are specific to each development contract and not standardized in terms of rates or length. Because of these characteristics, Rambus does not have a sufficient population of contracts from which to derive vendor specific objective evidence for each of the elements.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Non-Marketable Securities

The Company has an investment in a non-marketable security of a private company which is carried at cost. The Company monitors the investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The non-marketable security is classified as other assets in the consolidated balance sheets.

Fair Value of Financial Instruments

The amounts reported for cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities are considered to approximate fair value based upon comparable market information available at the respective balance sheet dates. The Company adopted the fair value measurement statement Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. For the discussion regarding the impact of the adoption of the statement on the Company’s marketable securities, see Note 16, “Fair Value of Financial Instruments.” Additionally, the Company has adopted the fair value guidance for financial assets and financial liabilities, effective January 1, 2008, which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company has not elected the fair value option for financial instruments not already carried at fair value.

Property, Plant and Equipment

Property, plant and equipment includes computer equipments, software, leasehold improvements, furniture and fixtures and buildings. Computer equipment, computer software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over an estimated useful life of three years. The Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the buildings during the construction period for accounting purposes. Following substantial

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion of construction, the Company occupied both facilities. At completion, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the buildings under the FASB authoritative guidance applicable to sale leaseback for real estate. As such, the Company continues to account for the buildings as owned real estate and to record an imputed financing obligation for our obligation to the legal owners. The buildings will be depreciated on a straight-line basis over an estimated useful life of 15 to 39 years. See Note 5, “Balance Sheet Details,” and Note 7, “Commitments and Contingencies,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Rambus has two business groups: the Semiconductor Business Group (“SBG”) which focuses on the design, development and licensing of semiconductor technology, and the New Business Group (“NBG”) which focuses on the design, development and licensing of lighting, display and mobile technologies. These two business groups were considered operating segments but only SBG was considered a reportable segment as NBG did not meet the quantitative thresholds for disclosure as a reportable segment. In addition, Rambus operates in three geographic regions: North America, Asia and Europe.

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

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2010, 2009 and 2008, the Company maintained stock plans covering a broad range of equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill

Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. The accounting treatment for goodwill, requires that companies not amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment. The second step involves determining the fair value of goodwill for each reporting unit. Any excess carrying amount of goodwill over the fair value determined in the second step will be recorded as a goodwill impairment loss.

The Company reorganized its reporting structure in the third quarter of 2010 based on organizational changes within the Company. As a result, the Company identified two reporting units: SBG which focuses on the design, development and licensing of semiconductor technology and the LDT group which is one level below the NBG operating segment and focuses on the design, development and licensing of lighting and display technologies. The Company completed the first step of its annual goodwill impairment analysis related to its SBG and LDT reporting units as of December 31, 2010 and found no instances of impairment of its recorded goodwill of $18.2 million.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income (loss), net of tax, is presented in the consolidated statements of stockholders’ equity and comprehensive loss.

Impairment of Long-Lived Assets and Other Intangible Assets

Rambus evaluates the recoverability of long-lived assets with finite lives. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to ten years. Recognition of impairment of long-lived assets are required whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. During 2010 and 2009, Rambus did not recognize any impairment of its long-lived and intangible assets. During 2008, the Company recognized an impairment charge of $2.2 million related to an intangible asset that had no alternative use due to a customer’s change in technology requirements.

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

Credit Concentration

As of December 31, 2010 and 2009, the Company’s cash, cash equivalents and marketable securities were invested with two financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. government bonds and notes, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’ policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For foreign subsidiaries using the U.S. dollar as their functional currency, remeasurement adjustments for non-functional currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. The remeasurement gains and losses of these foreign subsidiaries as well as gains and losses from foreign currency transactions are included in other expense, net in the statements of operations, and are not significant for any periods presented.

Recent Accounting Pronouncement

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus under Accounting Standards Update (“ASU”) No. 2009-13 on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company will evaluate the impact of this issue on the Company’s financial statements when reviewing its new or materially modified revenue arrangements with multiple deliverables. The Company does not currently expect this new standard to significantly impact its consolidate financial statements as the Company does not typically enter into multiple element arrangements.

3.	Settlement Agreement with Samsung

On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation between them and certain other potential claims. Under the Settlement Agreement, Samsung has paid the Company $200.0 million in cash in two installments in the first quarter of 2010, and the parties released all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents and has agreed to pay the Company cash amounts equal to $25.0 million per quarter, commencing in the first quarter of 2010, subject to certain adjustments and conditions, over the next five years. In addition, as part of the Settlement Agreement, Samsung purchased approximately 9.6 million shares of common stock of Rambus for cash pursuant to the terms of a Stock Purchase Agreement dated January 19, 2010 (the “Stock Purchase Agreement”), as described in more details below. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to discussions around a new generation of memory technologies. On an aggregate basis, Samsung is expected to make payments to the Company totaling approximately $900.0 million (subject to adjustments per the terms of the License Agreement) from these agreements (collectively, “Samsung Settlement”), of which $500.0 million has been paid through December 31, 2010. The remaining $400.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement) concluding in the three month period ending December 31, 2014.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimated
Fair Value
(In millions)

Settlement Agreement:
Antitrust litigation settlement	$85.0
Settlement of past infringement	190.0
License Agreement	385.0
Stock Purchase Agreement	192.0
Memorandum of understanding (“MOU”)	—
Residual value	48.0

Total	$900.0

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During each of the last three quarters of 2010, the Company received cash consideration of $25.0 million from Samsung. For each of the last three quarters of 2010, the amount was allocated between revenue ($14.7 million) and gain from settlement ($10.3 million) based on the estimated Fair Value for the remaining elements.

The remaining $400.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.

The cash receipts in 2010 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Year Ended
	December 31,					Estimated
	2010	2011	2012	2013	2014	Fair Value
	(In millions)

Revenue	$181.2	$93.8	$100.0	$100.0	$100.0	$575.0
Gain from settlement	126.8	6.2	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	192.0

Total	$500.0	$100.0	$100.0	$100.0	$100.0	$900.0

4.	Marketable Securities

Rambus invests its excess cash and cash equivalents primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalent and marketable securities are summarized as follows:

	December 31, 2010
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
	Fair Value	Cost	Gains	Losses	Return
	(Dollar in thousands)

Money Market Funds	$132,364	$132,364	$—	$—	0.04%
U.S. Government Bonds and Notes	266,817	266,840	29	(52)	0.26%
Corporate Notes, Bonds and Commercial Paper	95,724	95,773	8	(57)	0.39%

Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—

Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

	December 31, 2009
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
	Fair Value	Cost	Gains	Losses	Return
	(Dollar in thousands)

Money Market Funds	$280,908	$280,908	$—	$—	0.01%
U.S. Government Bonds and Notes	138,829	138,521	377	(69)	1.09%
Corporate Notes, Bonds and Commercial Paper	32,291	32,222	70	(1)	1.89%

Total cash equivalents and marketable securities	452,028	451,651	447	(70)
Cash	8,165	8,165	—	—

Total cash, cash equivalents and marketable securities	$460,193	$459,816	$447	$(70)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Cash equivalents	$198,158	$280,908
Short term marketable securities	296,747	171,120

Total cash equivalents and marketable securities	494,905	452,028
Cash	17,104	8,165

Total cash, cash equivalents and marketable securities	$512,009	$460,193

The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of December 31, 2010, marketable debt securities with a fair value of $178.2 million, which mature within one year, had insignificant unrealized losses. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized gain (loss), net, at December 31, 2010 and December 31, 2009 are as follows:

	As of		Unrealized Gain (Loss), Net
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(In thousands)

Contractual maturity:
Due within one year	$494,905	$419,054	$(72)	$250
Due from one year through three years	—	32,974	—	127

	$494,905	$452,028	$(72)	$377

The unrealized loss, net, at December 31, 2010 was insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized gain (loss), net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government bonds and notes. See Note 16, “Fair Value of Financial Instruments,” for fair value discussion regarding the Company’s cash equivalents and marketable securities.

5.	Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	December 31,
	2010	2009
	(In thousands)

Building	$42,230	$—
Computer software	29,985	33,768
Computer equipment	23,996	23,795
Furniture and fixtures	8,827	7,579
Leasehold improvements	3,325	12,924
Machinery	2,776	—
Construction in progress	838	25,435

	111,977	103,501
Less accumulated depreciation and amortization	(44,207)	(64,535)

	$67,770	$38,966

On December 15, 2009, the Company entered into a new lease for office space in Sunnyvale, California to be used for the Company’s corporate headquarters functions, as well as engineering, marketing and administrative operations and activities. The Company undertook a series of structural improvements to ready the space for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the building during the construction period for accounting purposes. Therefore, as of December 31, 2009, the Company capitalized approximately $25.1 million as construction in progress, based on the estimated fair value of the existing portion of the unfinished building, along with a

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corresponding financing obligation for the building. The fair value was determined as of December 31, 2009 using level 3 fair value inputs (defined as prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

Following substantial completion of construction in the fourth quarter of 2010, the Company occupied the Sunnyvale facility. At completion, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to sale leasebacks of real estate. As such, the Company continues to account for the building as owned real estate and to record an imputed financing obligation for its obligation to the legal owner. The building is reflected as an asset on the Company’s balance sheet throughout the initial ten year term of the lease, the period of intended use. In addition, the Company capitalized $1.5 million of interest on the building along with a related imputed financing obligation for the same amount and $13.1 million of construction costs related to the build-out of the new facility. At December 31, 2010, total building costs of $39.7 million are reflected as an asset on the Company’s balance sheet. The Company expects to incur an additional $0.8 million of construction costs in 2011. The building is depreciated on a straight-line basis over a period of approximately 39 years. See Note 7, “Commitments and Contingencies,” for additional details.

Additionally, during 2010, the Company entered into a new lease for office space in Brecksville, Ohio that is used for the LDT group, which focuses on the design, development and licensing of lighting and display technologies, in Brecksville, Ohio. The Company undertook a series of structural improvements to ready the space for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the building during the construction period for accounting purposes. Therefore, as of March 31, 2010, the Company capitalized approximately $0.8 million as construction in progress, based on the estimated fair value of the existing portion of the unfinished building, along with a corresponding financing obligation for the building. The fair value was determined as of March 31, 2010 using level 3 fair value inputs and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

Following completion of construction in the fourth quarter of 2010, the Company occupied the Brecksville facility. At completion, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to sale leasebacks of real estate. As such, the Company continues to account for the building as owned real estate and to record an imputed financing obligation for its obligation to the legal owner. The building is reflected as an asset on the Company’s balance sheet throughout the intended use term of ten years, which is consisted of initial five year term and the expected renewed term of five years. In addition, the Company capitalized $1.7 million of construction costs related to the build-out of the new facility. At December 31, 2010, total building costs of $2.5 million are reflected as an asset on the Company’s balance sheet. The building is depreciated on a straight-line basis over a period of approximately 15 years. See Note 7, “Commitments and Contingencies,” for additional details.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $10.1 million, $10.7 million and $11.3 million, respectively.

Goodwill

The Company reorganized its reporting structure in the third quarter of 2010 based on organizational changes within the Company. As a result, the Company identified two new reporting units: SBG which focuses on the design, development and licensing of semiconductor technology and the LDT group which focuses on the design, development and licensing of lighting and display technologies. During 2009, the Company operated in a single reporting unit as the assets acquired in a business combination with GLT occurred in the middle of December 2009.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill information for each reporting unit is as follows:

	December 31,	Addition to	December 31,
Reporting Units:	2009	Goodwill(1)	2010
	(In thousands)

SBG	$4,454	$—	$4,454
LDT	11,100	2,600	13,700

Total	$15,554	$2,600	$18,154

(1)	The addition to goodwill resulted from a business combination which was completed in December 2010. See Note 17, “Acquisitions”.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2010	2009
	(In thousands)

Foreign currency translation adjustments, net of tax	$86	$86
Unrealized gain (loss) on available-for-sale securities, net of tax	(448)	1

Total	$(362)	$87

6.	Amortizable Intangible Assets

The components of the Company’s intangible assets as of December 31, 2010 and December 31, 2009 were as follows:

	As of December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Patents (useful life of 3 to 10 years)	$36,833	$(9,361)	$27,472
Customer contracts and contractual relationships (useful life of 1 to 10 years)	4,050	(3,127)	923
Existing technology (useful life of 3 to 7 years)	17,550	(4,959)	12,591
Intellectual property (useful life of 4 years)	10,384	(10,384)	—
Non-competition agreement (useful life of 3 years)	100	(100)	—

Total intangible assets	$68,917	$(27,931)	$40,986

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Patents (useful life of 3 to 10 years)	$12,441	$(6,876)	$5,565
Customer contracts and contractual relationships (useful life of 1 to 10 years)	4,050	(2,717)	1,333
Existing technology (useful life of 3 to 7 years)	17,550	(2,788)	14,762
Intellectual property (useful life of 4 years)	10,384	(10,384)	—
Non-competition agreement (useful life of 3 years)	100	(100)	—

Total intangible assets	$44,525	$(22,865)	$21,660

Amortization expense for intangible assets for the years ended December 31, 2010, 2009, and 2008 was $5.1 million, $3.0 million and $4.3 million, respectively.

During 2010, the Company purchased patents of approximately $24.4 million through business and asset acquisitions.

During 2009, as part of the acquisition of patented innovations and technology from GLT in a business combination, the Company acquired approximately $14.9 million of lighting technology. In addition, the Company purchased patents related to other technologies of approximately $2.5 million.

During 2008, based on information received from a customer, the Company determined that approximately $2.2 million of its intangible assets had no alternative future use as a result the associated technology was impaired. The intangible asset related to a contractual relationship acquired in the Velio acquisition during December 2003.

The estimated future amortization expense of intangible assets as of December 31, 2010 was as follows (amounts in thousands):

Years Ending December 31:	Amount

2011	$7,621
2012	7,348
2013	6,992
2014	5,939
2015	5,722
Thereafter	7,364

$40,986

7.	Commitments and Contingencies

On December 15, 2009, the Company entered into a definitive triple net space lease agreement with MT SPE, LLC (the “Landlord”) whereby it leases approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California (the “Sunnyvale Lease”). The office space is used for the Company’s corporate headquarters, as well as engineering, marketing and administrative operations and activities. The Company moved to the new premises in the fourth quarter of 2010 following substantial completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term, but with the rent for the seventh month paid in December 2009 in order to gain access to the building. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, the Company also pays operating expenses,

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance expenses, real estate taxes and a management fee. The Company has two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.

Since certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes, the Company is treated in substance as the owner of the construction project during the construction period. Accordingly, as of December 31, 2009, the Company has capitalized $25.1 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished building along with a corresponding financing obligation for the same amount.

Following substantial completion of construction in the fourth quarter of 2010, the Company occupied the building. At completion, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, the Company continues to account for the building as owned real estate and to record an imputed financing obligation for its obligation to the legal owner. In addition, the Company capitalized $1.5 million of interest on the building with a corresponding imputed financing obligation for the same amount.

Pursuant to the terms of the Sunnyvale Lease, the landlord has agreed to reimburse the Company approximately $9.1 million, of which $0.3 million was received in 2010. The Company expects the remaining $8.8 million to be received in 2011. The Company recognized the $0.3 million reimbursement as additional imputed financing obligation under the FASB authoritative guidance as such payment from the landlord is deemed to be an imputed financing obligation. Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate determined in accordance with the requirements of sale leaseback accounting. For the year ended December 31, 2010, the Company recognized in its statement of operations $0.4 million of interest expense in connection with the imputed financing obligation. At December 31, 2010, the imputed financing obligation balance in connection with the new facility was $27.3 million, of which $0.2 million was classified under other accrued liabilities in the current liabilities section and $27.1 million was classified under long-term imputed financing obligation. At the end of the initial ten year lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

On March 8, 2010, the Company entered into a lease agreement with Fogg-Brecksville Development Co. (the “Ohio Landlord”) for 24,814 square feet of space consisting of 7,158 square feet of office area and 17,656 square feet of warehouse area, located in Brecksville, Ohio (the “Ohio Lease”). The Company moved to the new premises at the end of the third quarter of 2010 following substantial completion of leasehold improvements. The warehouse area was converted into office space and manufacturing space. The office space is used for the LDT group’s engineering activities while the manufacturing space is used for the manufacturer of prototypes for the LDT group. The Ohio Lease has a term of 60 months from the commencement date which is the earlier of (i) the date upon which the Company first takes occupancy of the premises once the construction work is completed or (ii) the first day of the month following completion and notification by the lessor to the Company of completion of construction of the building. The initial annual base rent is approximately $136,000. In addition to the base rent, the Company also pays operating expenses, insurance expenses, real estate taxes and a management fee. The Company has an option to extend the Lease for an additional period of 60 months.

Since certain improvements constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes, the Company is treated in substance as the owner of the construction project during the construction period. Accordingly, as of March 31, 2010, the Company has capitalized $0.8 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished building along with a corresponding financing obligation.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following completion of construction in the fourth quarter of 2010, the Company occupied the Brecksville facility. At completion, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, the Company continues to account for the building as owned real estate and to record an imputed financing obligation for its obligation to the legal owner. At the end of the initial five year lease term in 2015, the Company has an option to renew the lease for an additional 60 months. As a result of the significant amount of construction costs, the Company currently would expect to renew the lease for an additional 60 months so the lease term for accounting purposes will be the period of intended use of ten years. The lease payments are recorded as interest expense using the effective interest method over the term of the lease and the building is depreciated on a straight-line basis over a period of 15 years. For the year ended December 31, 2010, the Company recognized in its statement of operations $29 thousand of interest expense in connection with the imputed financing obligation. At December 31, 2010, the imputed financing obligation balance in connection with the new facility was $0.8 million, which was classified under long-term imputed financing obligation. At the end of the ten year intended use term, the Company would reverse equal amounts of the net book value of the building and the corresponding imputed financing obligation.

On June 29, 2009, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2010 was $172.5 million, offset by unamortized debt discount of $51.0 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 42 months until maturity of the 2014 Notes on June 15, 2014. See Note 14, “Convertible Notes,” for additional details.

As of December 31, 2010, the Company’s material contractual obligations are (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter

Contractual obligations(1)
Imputed financing obligation	$49,590	$4,495	$4,914	$5,035	$5,155	$5,275	$24,716
Leases	5,525	2,851	1,625	371	357	321	—
Software licenses(2)	8,628	6,640	1,988	—	—	—	—
Convertible notes	172,500	—	—	—	172,500	—	—
Interest payments related to convertible notes	29,807	8,625	8,625	8,625	3,932	—	—

Total	$266,050	$22,611	$17,152	$14,031	$181,944	$5,596	$24,716

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $11.8 million including $7.2 million recorded as a reduction of long-term deferred tax assets and $4.6 million in long-term income taxes payable, as of December 31, 2010. As noted below in Note 11, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time. The above table does not reflect possible payments in connection with the contingently redeemable common stock discussed in Note 9.

(2)	The Company has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2010 which are also listed on the Company’s balance sheet under current and other long term liabilities.

Rent expense was approximately $6.8 million, $6.3 million and $6.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred rent of $0.5 million as of December 31, 2010 was included primarily in other long-term liabilities. Deferred rent of $0.7 million as of December 31, 2009 was included primarily in current liabilities.

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

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of December 31, 2010 and 2009, respectively, the Company had made payments of approximately $15.7 million and $11.4 million on their behalf. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations. The Company has received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of the Company’s stock with a value of approximately $0.8 million in the fourth quarter of 2008. Additionally, as of December 31, 2010, the Company has received $12.3 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs (recoveries) of restatement and related legal activities in the consolidated statements of operations.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months, have straight-line vesting schedules, and expire not more than ten years from date of grant. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares as needed.

As of December 31, 2010, 5,348,162 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant

Shares available as of December 31, 2007	4,589,131
Stock options granted	(1,884,490)
Stock options forfeited	2,188,422
Stock options expired under former plans	(1,359,483)
Nonvested equity stock and stock units granted(1)	(1,056,096)
Nonvested equity stock and stock units forfeited(1)	79,500

Shares available as of December 31, 2008	2,556,984
Increase in shares approved for issuance	6,500,000
Stock options granted	(1,487,905)
Stock options forfeited	2,123,045
Stock options expired under former plans	(1,849,516)
Nonvested equity stock and stock units granted(1)	(419,214)
Nonvested equity stock and stock units forfeited(1)	39,000

Total shares available for grant as of December 31, 2009	7,462,394
Stock options granted	(1,921,743)
Stock options forfeited	1,411,524
Stock options expired under former plans	(1,231,899)
Nonvested equity stock and stock units granted(1)	(453,468)
Nonvested equity stock and stock units forfeited(1)	81,354

Total shares available for grant as of December 31, 2010	5,348,162

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the years ended December 31, 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2010.

	Options Outstanding		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
	(Dollars in thousands, except per share amounts)

Outstanding as of December 31, 2007	18,750,738	$20.17
Options granted	1,884,490	19.70
Options exercised	(1,873,067)	9.70
Options forfeited	(2,188,422)	20.97

Outstanding as of December 31, 2008	16,573,739	$21.19
Options granted	1,487,905	9.21
Options exercised	(1,482,489)	11.29
Options forfeited	(2,123,045)	21.34

Outstanding as of December 31, 2009	14,456,110	$20.95
Options granted	1,921,743	22.47
Options exercised	(996,946)	12.95
Options forfeited	(1,411,524)	49.43

Outstanding as of December 31, 2010	13,969,383	$18.85	5.46	$52,209

Vested or expected to vest at December 31, 2010	13,461,508	$19.09	5.47	$47,722
Options exercisable at December 31, 2010	9,947,465	$19.34	4.58	$36,684

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2010, based on the $20.48 closing stock price of Rambus’ Common Stock on December 31, 2010 on The NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2010 was 9,201,864 and 6,731,479, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$ 2.50 - $ 8.55	2,186,741	4.72	$6.55	1,205,825	$5.98
$ 8.64 - $14.75	1,427,112	3.92	$13.23	1,361,142	$13.27
$14.86 - $17.36	1,398,469	4.66	$16.56	1,264,851	$16.59
$17.38 - $18.62	614,158	3.72	$17.98	550,934	$17.99
$18.69 - $18.69	1,515,894	6.05	$18.69	1,139,254	$18.69
$19.13 - $19.86	1,985,638	6.92	$19.64	1,188,522	$19.60
$20.16 - $22.72	1,721,605	8.18	$22.34	540,606	$21.98
$22.77 - $26.19	1,444,150	5.71	$23.41	1,055,736	$23.45
$26.45 - $40.80	1,555,616	3.69	$32.60	1,528,595	$32.53
$46.80 - $46.80	120,000	5.30	$46.80	112,000	$46.80

$ 2.50 - $46.80	13,969,383	5.46	$18.85	9,947,465	$19.34

Employee Stock Purchase Plans

During the three year period ended December 31, 2010, the Company had one employee stock purchase plan, the 2006 Employee Stock Purchase Plan.

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

During the year ended December 31, 2010, the Company issued 261,088 shares under the 2006 Purchase Plan at a weighted average price of $14.78 per share. During the year ended December 31, 2009, the Company issued 418,215 shares under the 2006 Purchase Plan at a weighted average price of $8.95 per share. During the year ended December 31, 2008, the Company issued 334,929 shares under the 2006 Purchase Plan at a weighted average price of $11.87 per share. As of December 31, 2010, 585,768 shares remain available for issuance under the 2006 Purchase Plan.

Stock-Based Compensation

Stock Options

During the years ended December 31, 2010, 2009 and 2008, Rambus granted 1,921,743, 1,487,905 and 1,884,490 stock options, respectively, with an estimated total grant-date fair value of $24.9 million, $10.2 million and $21.3 million, respectively. During the years ended December 31, 2010, 2009 and 2008, Rambus recorded stock-based compensation related to stock options of $22.6 million, $24.4 million and $32.9 million, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, there was $35.3 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of options vested for the years ended December 31, 2010, 2009 and 2008 was $137.9 million, $195.2 million and $209.7 million, respectively.

The total intrinsic value of options exercised was $9.1 million, $8.3 million and $16.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.

During the years ended December 31, 2010, 2009 and 2008, proceeds from employee stock option exercises totaled approximately $12.9 million (of which $0.6 million was included in prepaid and other assets as of December 31, 2010 and was subsequently received in January 2011), $16.7 million (of which $0.3 million was included in prepaid and other assets as of December 31, 2009 and was subsequently received in January 2010), and $18.2 million (of which $0.5 million was included in prepaid and other assets as of December 31, 2008 and was subsequently received in January 2009), respectively.

Employee Stock Purchase Plans

During the years ended December 31, 2010, 2009 and 2008, Rambus recorded stock-based compensation related to employee stock purchase plans of $1.6 million, $1.8 million and $1.8 million, respectively. As of December 31, 2010, there was $0.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 Purchase Plan. That cost is expected to be recognized over four months.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2010, 2009 and 2008 calculated in accordance with accounting for share-based payments.

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

The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans for Years Ended December 31,
	2010	2009	2008

Stock Option Plans
Expected stock price volatility	49%-69%	89%-96%	63%-114%
Risk free interest rate	2.0%-3.2%	1.8%-2.8%	2.1%-3.3%
Expected term (in years)	5.9-6.2	5.3-6.1	5.3
Weighted-average fair value of stock options granted	$12.98	$6.85	$11.32

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee Stock Purchase Plan for Years Ended December 31,
	2010	2009	2008

Employee Stock Purchase Plan
Expected stock price volatility	50%-54%	86%-92%	58%-103%
Risk free interest rate	0.2%-0.3%	0.2%-0.3%	1.1%-1.7%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$6.45	$5.52	$5.06

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

Expected Term:  The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term of ESPP grants is based upon the length of each respective purchase period.

Nonvested Equity Stock and Stock Units

For the year ended December 31, 2010, the Company granted nonvested equity stock units to certain officers and employees, totaling 302,312 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $6.6 million. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the year ended December 31, 2010, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units. During the years ended December 31, 2009 and 2008, the Company did not recognize any compensation expense for any performance equity stock units since the performance conditions had not been met.

For the years ended December 31, 2010, 2009, and 2008, the Company recorded stock-based compensation expense of approximately $6.3 million, $5.4 million and $3.1 million, respectively, related to all outstanding equity stock grants. Beginning in 2008, compensation expense was adjusted for an estimate of forfeitures for non performance-based grants, based on management’s future expectations. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $8.9 million at December 31, 2010. This cost is expected to be recognized over a weighted average period of 1.9 years.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2010:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value

Nonvested at December 31, 2007	244,177	$21.41
Granted	704,064	17.91
Vested	(74,177)	21.99
Forfeited	(53,000)	19.86

Nonvested at December 31, 2008	821,064	$18.46
Granted	279,476	11.12
Vested	(290,564)	17.43
Forfeited	(26,000)	18.05

Nonvested at December 31, 2009	783,976	$16.24
Granted	302,312	21.87
Vested	(314,045)	17.18
Forfeited	(54,236)	15.76

Nonvested at December 31, 2010	718,007	$18.23

9.	Stockholders’ Equity

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

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of a Stock Purchase Agreement, Samsung purchased for cash the Shares with certain restrictions and put rights. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the consolidated balance sheet as of December 31, 2010.

The Stock Purchase Agreement prohibits the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period on July 18, 2011, the Stock Purchase Agreement provides that Samsung may transfer a limited number of shares on a daily basis, provides the Company with a right of first offer for proposed transfers above such daily limits, and, if no sale occurs to the Company under the right of first offer, allows Samsung to transfer the Shares. Under the Stock Purchase Agreement, the Company has also agreed that after the transfer restriction period, Samsung will have

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

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

On August 19, 2010, the Company entered into a share repurchase agreement (the “Share Repurchase Agreement”) with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch (“JP Morgan”) to repurchase approximately $90.0 million of its Common Stock, as part of its share repurchase program. Under the Share Repurchase Agreement, the Company pre-paid to J.P. Morgan the $90.0 million purchase price in the third quarter of 2010 for the Common Stock and J.P. Morgan delivered to the Company approximately 4.8 million shares of Common Stock at an average price of $18.88 at the completion of the Share Repurchase Agreement in December 2010.

For the year ended December 31, 2010, the Company repurchased approximately 9.5 million shares of its Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. As of December 31, 2010, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2010, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $163.6 million was recorded as an increase to accumulated deficit for the year ended December 31, 2010. During the year ended December 31, 2009, the Company did not repurchase any Common Stock.

10.	Benefit Plans

Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2010, 2009 and 2008, Rambus made matching contributions totaling approximately $1.2 million, $1.1 million and $1.3 million, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Federal:
Current	$55,332	$(957)	$(615)
Deferred	255	—	96,031
State:
Current	1,467	9	(1,071)
Deferred	—	—	18,986
Foreign:
Current	401	761	749
Deferred	(328)	(354)	(289)

	$57,127	$(541)	$113,791

The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2010	2009	2008

Expense (benefit) at U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%
Expense (benefit) at state statutory rate	0.5%	(5.4)%	(5.3)%
Withholding tax	17.3%	—%	—%
Foreign rate differential	2.4%	—%	—%
Research and development (“R&D”) credit	(0.3)%	(0.9)%	(6.3)%
Executive compensation	0.7%	—%	0.1%
Non-deductible stock-based compensation	0.3%	0.8%	1.1%
Other	(1.4)%	0.7%	0.0%
Valuation allowance	(27.0)%	39.2%	178.8%

	27.5%	(0.6)%	133.4%

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax assets are as follows:

	As of December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Deferred revenue	$—	$22
Depreciation and amortization	3,465	12,775
Other liabilities and reserves	13,220	4,915
Deferred equity compensation	52,077	53,872
Net operating loss carryovers	8,432	73,619
Tax credits	18,121	32,751

Total gross deferred tax assets	$95,315	$177,954
Convertible debt	(16,961)	(24,859)

Total net deferred tax assets	$78,354	$153,095
Valuation Allowance	(75,413)	(150,932)

Net deferred tax assets	$2,941	$2,163

	As of December 31,
	2010	2009
	(In thousands)

Reported as:
Current deferred tax assets	$2,420	$129
Non-current deferred tax assets	2,974	2,034
Non-current deferred tax liabilities	(2,453)	—

Net deferred tax assets	$2,941	$2,163

As of December 31, 2010, the Company’s consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $78.3 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with convertible debt instruments. For the year ended December 31, 2010, the Company’s valuation allowance was reduced to $75.4 million as a result of utilizing net operating loss and credit carryforwards against its taxable income. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.

The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance due to projected future losses, which the Company considered significant negative evidence. Though considered positive evidence, potential income from favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to the Company’s inability to reliably estimate the timing and amounts of such settlements. Even though the Company is no longer in a cumulative loss position, the projection of significant future losses is a negative factor that outweighs the positive factors leading to a conclusion that a release of the valuation allowance is not yet appropriate. If any settlement income is realized, the Company will reassess its position on maintaining the valuation allowance.

As of December 31, 2010, Rambus has federal and state net operating loss carryforwards for income tax purposes of $84.5 million and $245.9 million, respectively, which begin to expire in 2018. As of December 31,

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010, Rambus has federal research and development tax credit carryforwards for income tax purposes of $23.9 million and state research and development tax credit carryforwards of $0.9 million, net of federal benefit. The federal research and development tax credit carryforwards begin to expire in 2012 and the state tax credit can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, Rambus’ net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

Tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. The Company’s unrealized excess tax benefits from stock option deductions excluded from the federal and state tax attributes as of December 31, 2010 were $84.4 million and $99.2 million, respectively. The excess tax benefits will be recorded to additional paid-in capital when they reduce cash taxes payable.

As of December 31, 2010, the Company had $11.8 million of unrecognized tax benefits including $7.2 million recorded as a reduction of long-term deferred tax assets and $4.6 million recorded in long term income taxes payable. If recognized, $2.8 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2009, the Company had $10.4 million of unrecognized tax benefits, including $8.4 million recorded as a reduction of long-term deferred tax assets, and including $2.0 million in long-term income taxes payable. As of December 31, 2008, the Company had $9.6 million of unrecognized tax benefits, including $7.7 million recorded as a reduction of long-term deferred tax assets, and including $1.9 million in long-term income taxes payable.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008

Balance at January 1	$10,353	$9,613	$14,005
Tax positions related to current year:
Additions	1,401	767	978
Tax positions related to prior years:
Additions	140	—	—
Reductions	(78)	(27)	(304)
Settlements	—	—	(5,066)

Balance at December 31	$11,816	$10,353	$9,613

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2010, 2009 and 2008, an insignificant amount of interest and penalties are included in long-term income taxes payable.

At December 31, 2010, no deferred taxes have been provided on undistributed earnings of approximately $4.6 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States. The Company’s operations in India currently operate under a tax holiday, which will expire in 2011.

Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is subject to examination by the IRS for tax years ended 2007 through 2009. The Company is also subject to examination by the State of California for tax years ended 2006 through 2009. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other foreign jurisdictions, including India, for various periods.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Years Ended December 31,
	2010		2009		2008
	CRCS*	Other CS**	CRCS*	Other CS**	CRCS*	Other CS**
	(In thousands, except per share amounts)

Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$6,109	$144,808	$—	$(92,186)	$—	$(199,110)
Denominator:
Weighted-average common shares outstanding	4,552	107,904	—	105,011	—	104,574

Basic net income (loss) per share	$1.34	$1.34	$—	$(0.88)	$—	$(1.90)

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$6,109	$144,808	$—	$(92,186)	$—	$(199,110)
Reallocation of undistributed earnings	(181)	181	—	—	—	—

Allocation of undistributed earnings for diluted computation	$5,928	$144,989	$—	$(92,186)	$—	$(199,110)

Denominator:
Number of shares used in basic computation	4,552	107,904	—	105,011	—	104,574
Dilutive potential shares from stock options, ESPP, Convertible notes and nonvested equity stock and stock units	—	3,428	—	—	—	—

Number of shares used in diluted computation	4,552	111,332	—	105,011	—	104,574

Diluted net income (loss) per share	$1.30	$1.30	$—	$(0.88)	$—	$(1.90)

*	CRCS — Contingently Redeemable Common Stock

**	Other CS — Common Stock other than CRCS

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, 2009 and 2008, options to purchase approximately 6.4 million, 11.0 million and 11.0 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the year ended December 31, 2009, an additional 1.4 million potentially dilutive shares have been excluded from the weighted average dilutive shares because there was a net loss for the period. For the year ended December 31, 2008, an additional 2.8 million potentially dilutive shares have been excluded from the weighted average dilutive shares because there was a net loss for the period.

13.	Business Segments and Major Customers

Prior to 2010, Rambus operated in a single industry segment, the design, development and licensing of memory and logic interfaces, lighting and optoelectronics, and other technologies. In 2010, the Company reorganized, and as a result, starting at the end of the fourth quarter of 2010, Rambus has two business groups: SBG which focuses on the design, development and licensing of semiconductor technology, and NBG which focuses on the design, development and licensing of lighting and display technologies, and mobile and other technologies. These two business groups were considered operating segments but only SBG was considered a reportable segment because NBG did not meet the quantitative thresholds for disclosure as a reportable segment.

The Company evaluates the performance of its segments based on segment operating income (loss). Segment operating income (loss) does not include the allocation of any corporate functions (including human resources, facilities, legal, finance, information technology, corporate development, general administration, corporate licensing and marketing expenses and corporate research and development expenses and cost of restatement) to the segments. Certain expenses are not allocated to the operating segments because they are not considered in evaluating the segments’ operating performance. Such unallocated expenses include stock-based compensation and expenses associated with the Company’s 2010 CIP which were managed at the corporate level. “Reconciling Items” category includes these unallocated expenses and the corporate expenses.

The table below presents reported segment revenues, and reported segment operating income (loss) (in thousands).

	For the Year Ended December 31, 2010
	SBG	Other	Total
	(In thousands)

Revenues(1)	$323,038	$352	$323,390

Gain from settlement(1)	$126,800	$—	$126,800

Segment operating income (loss)(1)	$407,689	$(8,380)	$399,309

Reconciling items			(172,427)

Total			$226,882

(1)	Disclosure of prior period segment information was not provided as the revenues and operating loss for the other operating segment was not material.

The Company’s chief operating decision maker is the executive management team and it does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation of reportable segment profit to the Company’s consolidated income before income taxes. The restatement and disclosure of the segment information for previous period is not practicable.

For the Year Ended
December 31, 2010
(In thousands)

Total operating income for reportable segments	$407,689
Other operating loss	(8,380)
Unallocated amounts:
Corporate expenses	(107,645)
Unallocated expenses	(64,782)
Interest and other expense, net	(18,838)

Income before income taxes	$208,044

Two customers accounted for 56% and 15% respectively, of revenue in the year ending December 31, 2010. Five customers accounted for 24%, 15%, 13%, 13% and 11% respectively, of revenue in the year ending December 31, 2009. Six customers accounted for 19%, 14%, 12%, 11%, 11% and 11% respectively, of revenue in the year ending December 31, 2008.

Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Japan	$117,101	$91,959	$115,202
Korea	181,865	1,262	900
North America	24,120	19,393	23,870
Asia-Pacific	147	156	932
Europe	157	237	1,590

	$323,390	$113,007	$142,494

At December 31, 2010, of the $67.8 million of total property, plant and equipment, approximately $66.7 million are located in the United States, $1.0 million are located in India and $0.1 million were located in other foreign locations. At December 31, 2009, of the $39.0 million of total property, plant and equipment, approximately $37.1 million are located in the United States, $1.6 million are located in India and $0.3 million were located in other foreign locations.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Convertible Notes

The Company’s convertible notes are shown in the following table.

	As of December 31,	As of December 31,
	2010	2009
	(Dollars in thousands)

5% Convertible Senior Notes due 2014	$172,500	$172,500
Zero Coupon Convertible Senior Notes due 2010	—	136,950

Total principal amount of convertible notes	172,500	309,450
Unamortized discount	(51,000)	(61,406)

Total convertible notes	$121,500	$248,044
Less current portion	—	(136,032)

Total long-term convertible notes	$121,500	$112,012

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

The Company will pay cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. During 2010, the Company made two payments of approximately $8.6 million related to the 2014 Notes. In the fourth quarter of 2009, the Company made a payment of approximately $4.0 million related to the 2014 Notes. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes are the Company’s general unsecured obligation, ranking equal in right of payment to all of the Company’s existing and future senior indebtedness and are senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2014 Notes.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additional paid-in capital at December 31, 2010 and December 31, 2009 includes $63.9 million related to the equity component of the 2014 Notes. Additional paid-in capital at December 31, 2009 included $47.9 million related to the remaining equity component of the 2010 Notes.

As of December 31, 2010, none of the conversion conditions were met related to the 2014 Notes. Therefore, the classification of the entire equity component for the 2014 Notes in permanent equity is appropriate as of December 31, 2010.

Interest expense related to the notes for the years ended December 31, 2010 and 2009 was as follows:

	Years Ended
	December 31,
	2010	2009
	(In thousands)

2014 Notes coupon interest at a rate of 5%	$8,625	$4,326
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	10,116	5,626
2010 Notes amortization of discount at an effective interest rate of 8.4%	958	10,998

Total interest expense on convertible notes	$19,699	$20,950

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2010, the Company adjusted its interest expense on convertible notes by approximately $0.7 million due to the incorrect amortization of the non-cash debt discount related to the 2014 Notes. The Company concluded that the correction was not material to the previous or present periods.

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

The case was divided into three phases. In the first phase, Hynix tried its unclean hands defense beginning on October 17, 005 and concluding on November 1, 2005. In its January 4, 2006 Findings of Fact and Conclusions of Law, the court held that Hynix’s unclean hands defense failed. Among other things, the court found that Rambus did not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents. On January 19, 2009, Hynix filed a motion for reconsideration of the court’s unclean hands order and for summary judgment on the ground that the decision by the Delaware court in the pending Micron-Rambus litigation (described below) should be given preclusive effect. In its motion Hynix requested alternatively that the court’s unclean hands order be certified for appeal and that the remainder of the case be stayed. Rambus filed an opposition to Hynix’s motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court denied Hynix’s motions and restated its conclusions that Rambus had not anticipated litigation until late 1999 and that Hynix had not demonstrated any prejudice from any alleged destruction of evidence.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The court has informed the parties that the trial against Micron and Hynix will begin on June 6, 2011.

Stock Option Investigation Related Claims

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues.

On May 31, 2006, the first of three shareholder derivative actions was filed in the U.S. District Court for the Northern District of California against Rambus (as a nominal defendant) and certain current and former executives and board members. These actions were consolidated for all purposes under the caption, In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), and Howard Chu and Gaetano Ruggieri were appointed lead plaintiffs. The consolidated complaint, as amended, alleged violations of certain federal and state securities laws as well as other state law causes of action. The complaint sought disgorgement and damages in an unspecified amount, unspecified equitable relief, and attorneys’ fees and costs.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 31, 2010, the plaintiffs filed a second amended complaint. On December 2, 2010, Rambus filed a demurrer to plaintiffs’ second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things. A hearing on Rambus’ demurrer is scheduled for March 18, 2011.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NVIDIA Litigation

U.S District Court in the Northern District of California

On July 10, 2008, Rambus filed suit against NVIDIA in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for SDR, DDR, DDRx, GDDR, and GDDRy (where DDRx and GDDRy includes at least DDR2, DDR3 and GDDR3) technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Discovery is proceeding as to issues not stayed by the court’s order. A case management conference is scheduled for June 3, 2011.

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

On December 1, 2010, Rambus filed suit against NVIDIA in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, infringe six patents from the Dally family of patents which are owned by Massachusetts Institute of Technology and exclusively licensed by Rambus. On January 20, 2011, NVIDIA filed a motion to stay the case pending resolution of the 2010 U.S. International Trade Commission (the “ITC”) investigation (described below). On January 25, 2011, the court granted NVIDIA’s motion.

International Trade Commission 2008 Investigation

On November 6, 2008, Rambus filed a complaint with the ITC requesting the commencement of an investigation pertaining to NVIDIA products. The complaint seeks an exclusion order barring the importation, sale for importation, or sale after importation of products that infringe nine Rambus patents from the Ware and Barth families of patents. The accused products include NVIDIA products that incorporate DDR, DDR2, DDR3, LPDDR, GDDR, GDDR2, and GDDR3 memory controllers, including graphics processors, and media and communications processors. The complaint names NVIDIA as a proposed respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States. Additional respondents include: Asustek Computer Inc. and Asus Computer International, BFG Technologies, Biostar Microtech and Biostar Microtech International Corp., Diablotek Inc., EVGA Corp., G.B.T. Inc. and Giga-Byte Technology Co., Hewlett-Packard, MSI Computer Corp. and Micro-Star International Co., Palit Multimedia Inc. and Palit Microsystems Ltd., Pine Technology Holdings, and Sparkle Computer Co.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 26, 2010, the ITC issued its final determination affirming the administrative law judge’s initial determination with certain modifications to provide further analysis of issues related to obviousness. The ITC found that respondents failed to demonstrate that Rambus’ patent rights are exhausted with respect to accused products that incorporate Samsung memory. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation by any respondent of memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents; and (2) a cease and desist order prohibiting respondents with commercially significant inventories of infringing products in the United States from importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation), and soliciting U.S. agents or distributors for, memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents, in violation of 19 U.S.C. § 1337. The ITC determined that the amount of the bond to permit importation during the sixty-day Presidential review period was 2.65 percent of the entered value of the subject imports. The ITC denied respondents’ request for stay and terminated the investigation. The parties have each filed opening appellate briefs with the Federal Circuit, and responsive briefs are due March 28, 2011. No date for oral argument has been scheduled.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Trade Commission 2010 Investigation

On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of, among other things, NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, that Rambus alleges infringe three patents from the Dally family. The complaint names, among others, NVIDIA as a respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Biostar Microtech (U.S.A.) Corp., Biostar Microtech International Corp., Elitegroup Computer Systems, EVGA Corp., Galaxy Microsystems Ltd., G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Jaton Corp., Jaton Technology TPE, Micro-Star International Co., MSI Computer Corp., Palit Microsystems Ltd., Pine Technology Holdings, Ltd., Sparkle Computer Co., Ltd., Zotac International (MCO) Ltd. and Zotac USA Inc. On December 29, 2010, the ITC instituted the investigation. A final hearing before the administrative law judge is scheduled for October 12-20, 2011. Under the current schedule, the final initial determination is due on or before January 4, 2012, and the target date is May 4, 2012.

Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation

International Trade Commission 2010 Investigation

On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and certain Serial AT Attachment (“SATA”) and Serial Attached SCSI (“SAS”) interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents. The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those companies’ accused products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. As described more fully above, the complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation. On December 29, 2010, the ITC instituted the investigation. A final hearing before the administrative law judge is scheduled for October 12-20, 2011. Under the current schedule, the final initial determination is due on or before January 4, 2012, and the target date is May 4, 2012.

U.S District Court in the Northern District of California

On December 1, 2010, Rambus filed complaints against Broadcom, Freescale, LSI, MediaTek and STMicroelectronics in the U.S. District Court for the Northern District of California alleging that 1) products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics infringe patents from the Barth family of patents; 2) those same products and products from those companies that incorporate SDR memory controllers infringe patents from the Farmwald-Horowitz family; and 3) products having certain peripheral interfaces, including PCI Express, DisplayPort, and certain SATA and SAS interfaces, from Broadcom, Freescale, LSI and STMicroelectronics infringe patents from the Dally family of patents. On January 24 and January 26, 2011, LSI and Broadcom filed their respective answers denying Rambus’s allegations and asserting counterclaims seeking declarations of non-infringement and invalidity, and unenforceability with respect to at least certain of the

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patents in suit. Rambus filed answers denying the allegations in LSI’s and Broadcom’s counterclaims on February 14, 2011 and February 16, 2011, respectively. On February 7, 2011, Freescale filed an answer denying Rambus’s allegations. Responses to the complaints in the remainder of these actions are not yet due. On February 7, 2011, Freescale filed an answer denying Rambus’ allegations. On January 26, 2011, Freescale filed a motion to stay the case against Freescale. On January 28, 2011, Broadcom, Mediatek, and LSI filed motions to stay their respective actions. On February 4, 2011, STMicroelectronics filed a motion to stay its action. No decisions have issued to date on these motions to stay.

Potential Future Litigation

In addition to the litigation described above, companies continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters.

There can be no assurance that any ongoing or future litigation will be successful. Rambus spends substantial resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations — as well as any delay in their resolution — could affect Rambus’ ability to license its intellectual property in the future.

The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.

16.	Fair Value of Financial Instruments

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The financial assets in Level 3 include a cost investment whose value is determined using inputs that are both unobservable and significant to the fair value measurements.

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2010 and December 31, 2009:

	As of December 31, 2010
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Money market funds	$132,364	$132,364	$—	$—
U.S. government bonds and notes	266,817	48,604	218,213	—
Corporate notes, bonds and commercial paper	95,724	—	95,724	—

Total available-for-sale securities	$494,905	$180,968	$313,937	$—

	As of December 31, 2009
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Money market funds	$280,908	$280,908	$—	$—
U.S. government bonds and notes	138,829	—	138,829	—
Corporate notes, bonds and commercial paper	32,291	—	32,291	—

Total available-for-sale securities	$452,028	$280,908	$171,120	$—

The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company monitors the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The Company evaluated the fair value of the investment in the non-marketable security as of December 31, 2010 and determined that there were no events that caused a decrease in its fair value below the carrying cost.

The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of December 31, 2010 and December 31, 2009:

As of December 31, 2010
		Quoted			Impairment
		Market	Significant		Charges
		Prices in	Other	Significant	for the
		Active	Observable	Unobservable	Year Ended
	Carrying	Markets	Inputs	Inputs	December 31,
	Value	(Level 1)	(Level 2)	(Level 3)	2010
(In thousands)

Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009
		Quoted			Impairment
		Market	Significant		Charges
		Prices in	Other	Significant	for the
		Active	Observable	Unobservable	Year Ended
	Carrying	Markets	Inputs	Inputs	December 31,
	Value	(Level 1)	(Level 2)	(Level 3)	2009
(In thousands)

Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

In 2010 and 2009, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and December 31, 2009:

	As of December 31, 2010			As of December 31, 2009
	Face	Carrying		Face	Carrying
	Value	Value	Fair Value	Value	Value	Fair Value
	(In thousands)

5% Convertible Senior Notes due 2014	$172,500	$121,500	$224,504	$172,500	$112,012	$261,160
Zero Coupon Convertible Senior Notes due 2010	—	—	—	136,950	136,032	142,599

Total Convertible notes	$172,500	$121,500	$224,504	$309,450	$248,044	$403,759

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As discussed in Note 14, “Convertible Notes,” as of December 31, 2010, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income, net” in the consolidated statement of operations. For the year ended December 31, 2010, the Company has not incurred any impairment loss on its investments.

17.	Acquisitions

2010 Acquisition Activity:  During the year ended December 31, 2010, the Company entered into various business combinations and technology asset acquisitions. These transactions had a total purchase price of $27.7 million, of which $27.2 million was paid in cash with the remainder to be paid over time. These transactions were completed to acquire patents and technology for general lighting, LCD backlighting, microelectromechanical systems displays, other technology and key employees. Direct acquisition costs of $0.3 million related to the business combinations were expensed as incurred. The allocation of the purchase price for these transactions was acquired intangible assets of $24.4 million, property, plant and equipment of $0.7 million and goodwill of $2.6 million.

2009 Acquisition Activity:  During the year ended December 31, 2009, the Company entered into a business combination with GLT to acquire technology and a portfolio of advanced lighting and optoelectronics patents, which have applications, among other things, for the consumer electronic systems, automotive lighting systems and general lighting illumination for a total purchase price of $26.0 million in cash. The Company incurred approximately $1.1 million in direct acquisition costs which were expensed as incurred. The allocation of the purchase

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price for these transactions was acquired developed technology of $14.9 million and goodwill of $11.1 million. In addition, the Company purchased patents related to other technologies of approximately $2.5 million.

In the business combinations, the fair value of identifiable intangible assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The business combinations were included in the NBG operating segment. The acquired developed technology intangible assets are amortized on a straight-line basis over the respective useful lives which range from 3 to 7 years. The consolidated financial statements include the operating results of each business combination from the date of acquisition. As part of the acquisitions, the Company has entered into certain compensatory arrangements where payments are triggered on the achievement of certain performance metrics and milestones which occur over future periods up to 20 years. Pro forma results of operations for business combinations completed during 2010 and 2009 have not been presented because the effects of the transactions, individually and in the aggregate, were not material to our financial results.

18.	Restructuring Costs

For the years ended December 31, 2010 and 2009, the Company did not incur any costs associated with restructuring activities. For the year ended December 31, 2008, the Company initiated a workforce reduction in certain areas of excess capacity. The cash severance, including continuance of certain employee benefits, totaled approximately $3.6 million and non-cash employee severance of approximately $0.5 million of stock-based compensation expense. The Company also leased a facility in Mountain View, California, through November 11, 2009, which the Company vacated during the fourth quarter of 2008 as a result of the restructuring measures. This facility was being subleased at a rate equal to its rent associated with the facility and, as a result, no restructuring charge was recorded. The total restructuring charge for the year ended December 31, 2008 was approximately $4.2 million. The Company paid approximately $3.5 million of severance and benefits during 2008. The Company paid the remaining $0.1 million of severance and benefits during 2009.

The following table provides a summary of the restructuring activities for the period indicated:

	Employee	Employee
	Termination/	Termination/
	Severance	Severance
	and Related	and Related
	Benefits	Benefits
	Cash	Non-Cash	Total
(In thousands)

Balance at December 31, 2008	$149	$—	$149
Charges utilized/paid	(149)	—	(149)

Balance at December 31, 2009	$—	$—	$—

19.	Retrospective Adoption of FASB Convertible Debt Accounting Guidance

In May 2008, the FASB issued accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (“FASB convertible debt accounting guidance”). The FASB convertible debt accounting guidance specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The debt component was determined based on a binomial lattice model. The equity component, recorded as additional paid-in capital, represents the difference between the proceeds from the issuance of the convertible notes and the fair value of the liability, net of deferred taxes, as of the date of issuance. The FASB convertible debt accounting guidance was effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of the FASB convertible debt accounting guidance on January 1, 2009 impacted the historical accounting for the Company’s 2010 Notes as the Company’s 2010 Notes satisfy the criteria for accounting under the FASB convertible debt accounting guidance. The Company determined that the liability component of the 2010 Notes was $200.3 million and the equity component of the 2010 Notes was $99.7 million as of the date of issuance. The Company has accounted for this change in accounting principle by retrospectively adjusting prior period financial statements, including those set forth herein.

The debt component is accreted to par using the effective interest method and accretion is reported as a component of interest expense in the Company’s consolidated statements of operations. The interest expense attributed to the adoption of the FASB convertible debt accounting guidance for 2008 and 2007 was $11.8 million and $11.0 million, respectively, at an annualized effective interest rate of 8.4%. The adoption also resulted in a $22.0 million prior period cumulative adjustment in the consolidated balance sheets and the consolidated statement of stockholders’ equity and comprehensive loss that was included in the January 1, 2006 accumulated deficit beginning balance. The equity component is not required to be subsequently re-valued under the FASB convertible debt accounting guidance as long as it continues to qualify for equity treatment. The deferred financing costs associated with the issuance of the 2010 Notes were previously reported at $7.2 million. These costs have been allocated proportionately between the liability and equity components. The issuance costs associated with the liability component continues to be included in other assets on the Company’s consolidated balance sheets, whereas the issuance costs associated with the equity component are included in additional paid-in-capital and are not amortized.

The Company originally recorded amortization expense of note issuance costs of $3.2 million for 2006 and no amortization expense of note issuance costs in 2008 and 2007 due to the acceleration of the remaining amortization of note issuance costs in connection with the notice of acceleration relative to the 2010 Notes. The adoption of the FASB convertible debt accounting guidance resulted in the reversal of the acceleration of amortization of note issuance costs in 2006. This decreased the amortization expense of note issuance costs for 2006 to $0.5 million and increased the amortization expense of note issuance costs for 2007 and 2008 to $0.5 million and $0.6 million, respectively.

In the year ended December 31, 2008, the Company repurchased $23.1 million face value of the outstanding 2010 Notes. The Company originally reported a net gain on extinguishment of $4.4 million for 2008. The adoption of the FASB convertible debt accounting guidance decreased the gain on extinguishment for 2008 to $2.5 million as a result of $1.6 million of accelerated interest expense, which was recorded against the original gain amount, and $0.3 million associated with the equity component.

The unamortized discount was amortized through January 2010 as the remaining $137.0 million in face value of the 2010 Notes were paid upon maturity on February 1, 2010. The following adjustments have been made to the previously reported consolidated statements of operations for the years ended December 31, 2008 and the consolidated balance sheet as of December 31, 2008.

	Year Ended December 31, 2008
	As Previously
	Reported	Adjustments	As Adjusted
	(In thousands, except per share amounts)

Interest income and other income (expense), net	$17,042	$(1,843)	$15,199
Interest expense on convertible notes	$—	$(11,805)	$(11,805)
Net loss before income taxes	$(71,671)	$(13,648)	$(85,319)
Provision for (benefit from) income taxes	$124,252	$(10,461)	$113,791

Net loss	$(195,923)	$(3,187)	$(199,110)

Net loss per share — Basic	$(1.87)	$(0.03)	$(1.90)
Net loss per share — Diluted	$(1.87)	$(0.03)	$(1.90)

Supplementary Financial Data

RAMBUS INC.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except for per share amounts)

Revenue:
Royalties	$90,242	$31,179	$38,192	$160,542	$30,175	$26,898	$24,759	$26,169
Contract revenue	679	564	670	1,322	641	976	2,224	1,165

Total revenue	90,921	31,743	38,862	161,864	30,816	27,874	26,983	27,334

Operating costs and expenses:
Cost of revenue	1,911	1,368	1,804	1,854	1,397	1,858	1,438	2,183
Research and development	25,028	23,002	22,985	21,691	16,975	16,727	15,713	17,837
Marketing, general and administrative	30,602	27,938	29,408	31,527	28,598	29,882	32,563	37,156
Costs (recoveries) of restatement and related legal activities, net	797	1,229	1,638	526	542	68	(429)	(13,639)
Gain from settlement	(10,300)	(10,300)	(10,300)	(95,900)	—	—	—	—

Total operating costs and expenses (recoveries)(1)	48,038	43,237	45,535	(40,302)	47,512	48,535	49,285	43,537

Operating income (loss)	42,883	(11,494)	(6,673)	202,166	(16,696)	(20,661)	(22,302)	(16,203)
Interest income (expense) and other income, net	(192)	312	316	425	581	891	1,173	1,440
Interest expense on convertible notes	(4,990)	(4,953)	(3,740)	(6,016)	(7,822)	(7,641)	(2,817)	(2,670)

Interest and other income (expense), net	(5,182)	(4,641)	(3,424)	(5,591)	(7,241)	(6,750)	(1,644)	(1,230)

Income (loss) before income taxes	37,701	(16,135)	(10,097)	196,575	(23,937)	(27,411)	(23,946)	(17,433)
Provision for (benefit from) income taxes	4,617	4,441	2,393	45,676	(644)	85	25	(7)

Net income (loss)	$33,084	$(20,576)	$(12,490)	$150,899	$(23,293)	$(27,496)	$(23,971)	$(17,426)

Net income (loss) per share — basic	$0.30	$(0.18)	$(0.11)	$1.33	$(0.22)	$(0.26)	$(0.23)	$(0.17)

Net income (loss)per share — diluted	$0.29	$(0.18)	$(0.11)	$1.28	$(0.22)	$(0.26)	$(0.23)	$(0.17)

Shares used in per share calculations — basic	111,530	111,866	113,321	113,132	105,727	105,182	104,675	104,376

Shares used in per share calculations — diluted	114,461	111,866	113,321	117,463	105,727	105,182	104,675	104,376

(1)	Stock-based compensation included in —

Cost of revenue	$27	$17	$29	$100	$96	$283	$233	$390
Research and development	$2,423	$2,470	$2,703	$2,569	$2,429	$2,332	$2,214	$2,740
Marketing, general and administrative	$4,870	$4,976	$5,199	$5,165	$5,042	$5,134	$5,403	$5,289

(a)(2)	Financial Statement Schedule

RAMBUS INC.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged	Charged to		Balance at
	Beginning of	(Credited) to	Other	Charges	End of
	Period	Operations	Account	Utilized	Period
	(In thousands)

Tax Valuation Allowance
Year ended December 31, 2008	$—	154,031	(4,836)	—	$149,195
Year ended December 31, 2009	$149,195	1,421	316	—	$150,932
Year ended December 31, 2010	$150,932	—	177	(75,696)	$75,413

(a)(3)	Exhibits

See Exhibit Index immediately following the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

Date: February 25, 2011

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

Signature	Title	Date

/s/ Harold Hughes Harold Hughes	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2011

/s/ Satish Rishi Satish Rishi	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Bruce Dunlevie Bruce Dunlevie	Chairman of the Board of Directors	February 25, 2011

/s/ J. Thomas Bentley J. Thomas Bentley	Director	February 25, 2011

/s/ Sunlin Chou Sunlin Chou	Director	February 25, 2011

/s/ P. Michael Farmwald P. Michael Farmwald	Director	February 25, 2011

Signature	Title	Date

/s/ Penelope Herscher Penelope Herscher	Director	February 25, 2011

/s/ Mark Horowitz Mark Horowitz	Director	February 25, 2011

/s/ David Shrigley David Shrigley	Director	February 25, 2011

/s/ Abraham D. Sofaer Abraham D. Sofaer	Director	February 25, 2011

/s/ Eric Stang Eric Stang	Director	February 25, 2011

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

2	.1(1)	Asset Purchase Agreement, dated as of December 14, 2009, by and among Registrant, Rambus International Ltd., Rambus Delaware LLC, Global Lighting Technologies, Inc., Solid State OPTO Ltd. and Global Lighting Technologies, Inc.
3	.1(2)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3	.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3	.3(4)	Amended and Restated Bylaws of Registrant dated April 29, 2010.
4	.1(5)	Form of Registrant’s Common Stock Certificate.
4	.5(6)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of June 29, 2009 (including the form of 5% Convertible Senior Note due 2014 therein).
10	.1(7)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10	.2(8)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10	.4(8)*	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 4, 2007) and related form of agreement.
10	.5(9)*	2006 Equity Incentive Plan (as amended and restated as of April 30, 2009).
10	.6(10)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10	.7(11)*	2006 Employee Stock Purchase Plan (as amended and restated as of February 21, 2007).
10	.8(12)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10	.9(12)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10	.11(13)†	Settlement and License Agreement, dated as of March 21, 2005, by and between Registrant and Infineon Technologies AG.
10	.12(14)†	Amendment No. 1 to Settlement and License Agreement, dated as of July 8, 2008, by and between Registrant and Qimonda AG.
10	.13(1)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10	.14(15)†	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10	.15(15)†	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10	.16(15)†	Stock Purchase Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10	.17(16)	Confirmation between Rambus Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch, dated August 19, 2010.
12	.1(17)	Computation of ratio of earnings to fixed charges.
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (included in signature page).
31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description of Document

32.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS±	XBRL Instance Document
101	.SCH±	XBRL Taxonomy Extension Schema Document
101	.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB±	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF±	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

±	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Form 10-K filed on February 25, 2010.

(2)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(3)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(4)	Incorporated by reference to the Form 10-Q filed on July 30, 2010.

(5)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(6)	Incorporated by reference to the Form 8-K filed on June 29, 2009.

(7)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(8)	Incorporated by reference to the Form 10-K filed on September 14, 2007.

(9)	Incorporated by reference to the Form 8-K filed on May 4, 2009.

(10)	Incorporated by reference to the Form 8-K filed on May 16, 2006.

(11)	Incorporated by reference to the Form 10-Q for the period ended June 30, 2006 filed on September 14, 2007.

(12)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.

(13)	Incorporated by reference to the Form 10-Q filed on April 29, 2005. Assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda.

(14)	Incorporated by reference to the Form 10-Q filed on October 31, 2008.

(15)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(16)	Incorporated by reference to the Form 8-K filed on August 19, 2010.

(17)	Incorporated by reference to the Form S-3 filed on June 22, 2009.