Form 10-Q
period 2011-03-31
RAMBUS INC
filed 2011-04-29
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 000-22339

RAMBUS INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3112828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1050 Enterprise Way, Suite 700, Sunnyvale, CA 94089
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (408) 462-8000

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 107,785,430 as of March 31, 2011.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:
•	Success in the markets of our or our licensees’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in renewing license agreements;

•	Product development;

•	Acquisitions, mergers or strategic transactions;

•	Pricing policies of our licensees;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations and the operations of our licensees in Japan;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Interest and other income, net;

•	Effects of changes in the economy and credit market on our industry and business;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Restructuring activities;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Repurchases of our Common Stock pursuant to share repurchase programs, contingently redeemable Common Stock which we may be required to repurchase or other repurchases;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	Consequences of the lawsuits related to the stock option investigation;

•	The level and terms of our outstanding debt;

•	Outcome and effect of current and potential future intellectual property litigation;

•	Resolution of the governmental agency matters involving us;

•	Litigation expenses;

•	Protection of intellectual property;

•	Terms of our licenses;

•	Amounts owed under licensing agreements;

•	Indemnification and technical support obligations; and

•	Likelihood of paying dividends or repurchasing stock.
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

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$182,234	$215,262
Marketable securities	326,341	296,747
Accounts receivable	389	2,600
Prepaids and other current assets	10,988	10,898
Deferred taxes	2,420	2,420

Total current assets	522,372	527,927
Deferred taxes, long-term	3,020	2,974
Intangible assets, net	39,007	40,986
Goodwill	18,154	18,154
Property, plant and equipment, net	70,520	67,770
Other assets	6,086	5,361

Total assets	$659,159	$663,172

LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,292	$5,952
Accrued salaries and benefits	9,907	31,634
Accrued litigation expenses	4,744	4,060
Other accrued liabilities	11,778	14,165

Total current liabilities	37,721	55,811
Convertible notes, long-term	124,359	121,500
Long-term imputed financing obligation	34,362	27,899
Long-term income taxes payable	4,610	4,577
Other long-term liabilities	5,080	5,102

Total liabilities	206,132	214,889

Commitments and contingencies

Contingently redeemable common stock:
Issued and outstanding: 4,788,125 shares at March 31, 2011 and December 31, 2010	113,500	113,500

Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 102,997,305 shares at March 31, 2011 and 102,676,544 shares at December 31, 2010	103	103
Additional paid-in capital	920,607	911,632
Accumulated deficit	(580,820)	(576,590)
Accumulated other comprehensive loss, net	(363)	(362)

Total stockholders’ equity	339,527	334,783

Total liabilities, contingently redeemable common stock and stockholders’ equity	$659,159	$663,172

See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per
	share amounts)
Revenue:
Royalties	$59,235	$160,542
Contract revenue	3,292	1,322

Total revenue	62,527	161,864

Operating costs and expenses:
Cost of revenue*	3,149	1,854
Research and development*	23,317	21,691
Marketing, general and administrative*	32,732	31,527
Costs of restatement and related legal activities	1,159	526
Gain from settlement	(6,200)	(95,900)

Total operating costs and expenses (recoveries)	54,157	(40,302)

Operating income	8,370	202,166
Interest income and other income (expense), net	(652)	425
Interest expense on convertible notes	(5,172)	(6,016)

Interest and other income (expense), net	(5,824)	(5,591)

Income before income taxes	2,546	196,575
Provision for income taxes	6,776	45,676

Net income (loss)	$(4,230)	$150,899

Net income (loss) per share:
Basic	$(0.04)	$1.33

Diluted	$(0.04)	$1.28

Weighted average shares used in per share calculation:
Basic	107,613	113,132

Diluted	107,613	117,463

*	Includes stock-based compensation:

Cost of revenue	$123	$100
Research and development	$2,512	$2,569
Marketing, general and administrative	$4,655	$5,165
See Notes to Unaudited Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(4,230)	$150,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	7,290	7,834
Depreciation	2,803	2,473
Amortization of intangible assets	1,979	1,086
Non-cash interest expense and amortization of convertible debt issuance costs	3,016	3,860
Deferred tax benefit	(46)	(29)
Change in assets and liabilities:
Accounts receivable	2,211	479
Prepaids and other assets	(343)	4
Accounts payable	4,091	(639)
Accrued salaries and benefits and other accrued liabilities	(24,502)	9,248
Accrued litigation expenses	684	(592)
Income taxes payable	2,502	2,875

Net cash provided by (used in) operating activities	(4,545)	177,498

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,478)	(534)
Purchases of marketable securities	(94,160)	(136,519)
Maturities of marketable securities	62,820	39,562

Net cash used in investing activities	(37,818)	(97,491)

Cash flows from financing activities:
Proceeds from landlord for tenant improvements	6,739	—
Proceeds received from issuance of common stock under employee stock plans	3,263	3,664
Principal payments against lease financing obligation	(417)	—
Payments under installment payment arrangement	(250)	(400)
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	—	192,000
Repayment of convertible senior notes	—	(136,950)
Repurchase and retirement of common stock	—	(26,473)

Net cash provided by financing activities	9,335	31,841

Net (decrease) increase in cash and cash equivalents	(33,028)	111,848
Cash and cash equivalents at beginning of period	215,262	289,073

Cash and cash equivalents at end of period	$182,234	$400,921

Non-cash investing activities and financing activities:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$2,362	$344
Non-cash obligation for property, plant and equipment	$—	$800
Intangible assets acquired under installment payment arrangement	$—	$1,131
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
     The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2010.
2. Recent Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus under Accounting Standards Update (“ASU”) No. 2009-13 on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company adopted this issue in the first quarter of 2011 and the adoption of this new issue did not have a material impact to the Company’s consolidated financial statements as the Company does not typically enter into multiple element arrangements.
3. Settlement Agreement with Samsung
     On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents over the next five years. In addition, as part of the Settlement Agreement, Samsung purchased approximately 9.6 million shares of common stock of Rambus for cash pursuant to the terms of a Stock Purchase Agreement dated January 19, 2010 (the “Stock Purchase Agreement”). See Note 8, “Stockholders’ Equity and Contingently Redeemable Common Stock,” for further discussion. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to discussions around a new generation of memory technologies.
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
     During the first quarter of 2011, the Company received cash consideration of $25.0 million from Samsung. The amount was allocated between revenue ($18.8 million) and gain from settlement ($6.2 million) based on the estimated Fair Value for the remaining elements.
     The remaining $375.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.
     The cash receipts through the first quarter of 2011 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

		Three months
	Received in	Ended March	Remainder				Estimated
(in millions)	2010	31, 2011	of 2011	2012	2013	2014	Fair Value
Revenue	$181.2	$18.8	$75.0	$100.0	$100.0	$100.0	$575.0
Gain from settlement	126.8	6.2	—	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	—	192.0

Total	$500.0	$25.0	$75.0	$100.0	$100.0	$100.0	$900.0

4. Comprehensive Income (Loss)
     Rambus’ comprehensive income (loss) consists of its net income (loss) plus other comprehensive loss consisting of unrealized losses, net, on marketable securities, net of taxes.
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net income (loss)	$(4,230)	$150,899
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(1)	(325)

Total comprehensive income (loss)	$(4,231)	$150,574

5. Equity Incentive Plans and Stock-Based Compensation
  Stock Option Plans
     As of March 31, 2011, 3,493,316 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers, non-employee directors and consultants.
     A summary of shares available for grant under the Company’s plans is as follows:

Shares Available
for Grant
Shares available as of December 31, 2010	5,348,162
Stock options granted	(1,633,701)
Stock options forfeited	93,476
Stock options expired under former plans	(5,183)
Nonvested equity stock and stock units granted (1)	(320,331)
Nonvested equity stock and stock units forfeited (1)	10,893

Total available for grant as of March 31, 2011	3,493,316

(1)	For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
General Stock Option Information
     The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the three months ended March 31, 2011 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2011.

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term(years)	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2010	13,969,383	$18.85
Options granted	1,633,701	20.89
Options exercised	(234,976)	11.55
Options forfeited	(93,476)	18.65

Outstanding as of March 31, 2011	15,274,632	19.18	5.73	$43,461

Vested or expected to vest at March 31, 2011	14,451,619	19.40	5.67	38,991
Options exercisable at March 31, 2011	10,159,406	19.54	4.48	30,817
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2011, based on the $19.75 closing stock price of Rambus’ Common Stock on March 31, 2011 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2011 was 7,726,825 and 6,069,582, respectively.
Employee Stock Purchase Plans
     No purchases were made under the Employee Stock Purchase Plans during the three months ended March 31, 2011 and 2010 respectively. As of March 31, 2011, 585,768 shares under the 2006 Purchase Plan remain available for issuance.
Stock-Based Compensation
     For the three months ended March 31, 2011 and 2010, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
Stock Options
     During the three months ended March 31, 2011 and 2010, Rambus granted 1,633,701 and 1,586,973 stock options, respectively, with an estimated total grant-date fair value of $17.7 million and $20.9 million, respectively. During the three months ended March 31, 2011 and 2010, Rambus recorded stock-based compensation related to stock options of $5.2 million and $5.7 million, respectively.
     As of March 31, 2011, there was $44.7 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested as of March 31, 2011 was $140.7 million.
     The total intrinsic value of options exercised was $2.1 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
     During the three months ended March 31, 2011, net proceeds from employee stock option exercises totaled approximately $2.7 million.

Employee Stock Purchase Plans
     For the three months ended March 31, 2011 and 2010, the Company recorded compensation expense related to the Employee Stock Purchase Plan of $0.4 million and $0.5 million, respectively. As of March 31, 2011 there was $0.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Employee Stock Purchase Plan. This cost is expected to be recognized over one month.
     There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2011 and 2010 calculated in accordance with accounting for share-based payments.
Valuation Assumptions
     The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Three Months Ended
	March 31,
	2011	2010
Stock Option Plans
Expected stock price volatility	52%	61%
Risk free interest rate	2.79%	2.44%
Expected term (in years)	6.0	5.9
Weighted-average fair value of stock options granted	$10.81	$13.18
     No grants were made under the Employee Stock Purchase Plans during the three months ended March 31, 2011 and 2010.
Nonvested Equity Stock and Stock Units
     For the three months ended March 31, 2011, the Company granted nonvested equity stock units to certain officers and employees totaling 213,554 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.5 million. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three months ended March 31, 2011 and 2010, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units for both periods.
     For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of approximately $1.7 million and $1.6 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $11.2 million at March 31, 2011. This is expected to be recognized over a weighted average of 2.2 years.
     The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2011:

		Weighted-
		Average
		Grant-Date
Nonvested Equity Stock and Stock Units	Shares	Fair Value
Nonvested at December 31, 2010	718,007	$18.23
Granted	213,554	20.86
Vested	(134,697)	16.94
Forfeited	(7,262)	22.72

Nonvested at March 31, 2011	789,602	19.12

6. Marketable Securities

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
     All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalent and marketable securities are summarized as follows:

	March 31, 2011
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(Dollars in thousands)	Fair Value	Cost	Gains	Losses	Return
Money Market Funds	$172,693	$172,693	$—	$—	0.02%
U.S. Government Bonds and Notes	177,888	177,863	29	(4)	0.23%
Corporate Notes, Bonds and Commercial Paper	148,453	148,552	9	(108)	0.38%

Total cash equivalents and marketable securities	499,034	499,108	38	(112)
Cash	9,541	9,541	—	—

Total cash, cash equivalents and marketable securities	$508,575	$508,649	$38	$(112)

	December 31, 2010
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(Dollars in thousands)	Fair Value	Cost	Gains	Losses	Return
Money Market Funds	$132,364	$132,364	$—	$—	0.04%
U.S. Government Bonds and Notes	266,817	266,840	29	(52)	0.26%
Corporate Notes, Bonds and Commercial Paper	95,724	95,773	8	(57)	0.39%

Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—

Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

     Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Cash equivalents	$172,693	$198,158
Short term marketable securities	326,341	296,747

Total cash equivalents and marketable securities	499,034	494,905
Cash	9,541	17,104

Total cash, cash equivalents and marketable securities	$508,575	$512,009

     The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of March 31, 2011, marketable debt securities with a fair value of $150.3 million, which mature within one year, had insignificant unrealized losses. The unrealized loss, net, at March 31, 2011 was insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized loss, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government bonds and notes. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
     The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized loss, net, at March 31, 2011 and December 31, 2010 are as follows:

	As of		Unrealized Loss, net
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
		(In thousands)
Contractual maturity:
Due within one year	$499,034	$494,905	$(74)	$(72)

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
     Pursuant to the terms of the Sunnyvale Lease, the landlord has agreed to reimburse the Company approximately $9.1 million, of which $0.3 million was received in 2010 and $6.7 million was received in the first quarter of 2011. The Company expects the remaining $2.1 million to be received in second quarter of 2011. The Company recognized the $7.0 million reimbursement as additional imputed financing obligation under the FASB authoritative guidance as such payment from the landlord is deemed to be an imputed financing obligation. Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate determined in accordance with the requirements of sale leaseback accounting. For the three months ended March 31, 2011, the Company recognized in its statement of operations $0.7 million of interest expense in connection with the imputed financing obligation. At March 31, 2011, the imputed financing obligation balance in connection with the new facility was $33.6 million which was classified under long-term imputed financing obligation. At the end of the initial ten year lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.
     As of March 31, 2011, the Company’s material contractual obligations are (in thousands):

		Remainder
	Total	of 2011	2012	2013	2014	2015	Thereafter
Contractual obligations (1)
Imputed financing obligation	$48,710	$3,615	$4,914	$5,035	$5,155	$5,275	$24,716
Leases	4,791	2,086	1,656	371	357	321	—
Software licenses (2)	5,088	2,699	2,189	200	—	—	—
Convertible notes	172,500	—	—	—	172,500	—	—
Interest payments related to convertible notes	30,188	8,625	8,625	8,625	4,313	—	—

Total	$261,277	$17,025	$17,384	$14,231	$182,325	$5,596	$24,716

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $13.1 million including $8.4 million recorded as a reduction of long-term deferred tax assets and $4.7 million in long-term income taxes payable, as of March 31, 2011. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time. The above table does not reflect possible payments in connection with the contingently redeemable common stock.

(2)	The Company has commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2011 which are also listed on the Company’s balance sheet under current and other long-term liabilities.
     Rent expense was approximately $0.6 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.
     Deferred rent of $0.5 million as of March 31, 2011 was included primarily in other long-term liabilities. Deferred rent of $0.5 million as of December 31, 2010 was included primarily in other long-term liabilities.
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
     Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of March 31, 2011 and 2010, the Company had made cumulative payments of approximately $16.9 million and $12.1 million, respectively, on their behalf. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations.
8. Stockholders’ Equity and Contingently Redeemable Common Stock
     Contingently Redeemable Common Stock
     On January 19, 2010, pursuant to the terms of a Stock Purchase Agreement, Samsung purchased for cash from the Company 9.6 million shares of common stock of the Company (the“Shares”) with certain restrictions and put rights. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the consolidated balance sheet as of March 31, 2011 and December 31, 2010.
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

     Share Repurchase Program
     During the three months ended March 31, 2011, the Company did not repurchase any shares of its Common Stock. As of March 31, 2011, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of March 31, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.
     The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.
9. Income Taxes
     The effective tax rate for the three months ended March 31, 2011 is 266.1%, which is higher than the U.S. statutory tax rate due primarily to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded, partially offset by foreign tax credits. The effective tax rate was also significantly impacted by the withholding taxes levied on the gross Samsung royalty income. The effective tax rate for the three months ended March 31, 2010 was 23.2% which is lower than the U.S. statutory tax rate applied to the Company’s income before taxes primarily due to a full valuation allowance on its U.S. net deferred tax assets, partially offset by foreign withholding taxes and U.S. and state alternative minimum taxes.
     During the three months ended March 31, 2011, the Company paid withholding taxes of $4.1 million to the Korean tax authorities related to the payments received under the Settlement Agreement and License Agreement with Samsung. The Company recorded a provision for income taxes of $6.8 million for the three months ended March 31, 2011, which is primarily comprised of the Korean withholding taxes and other foreign taxes. As the Company continues to maintain a valuation allowance against its U.S. deferred tax assets, the Company’s tax provision is based primarily on the Korean withholding taxes, other foreign taxes and state taxes.
     As of March 31, 2011, the Company’s consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $88.3 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of March 31, 2011, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the three months ended March 31, 2011, the Company increased its deferred tax assets from $78.3 million to approximately $88.3 million with a corresponding increase to the valuation allowance related to its U.S. deferred tax assets. This increase of the valuation allowance is primarily related to the increase in temporary differences and credits for the three months ended March 31, 2011. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
     The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
     As of March 31, 2011, the Company had approximately $13.1 million of unrecognized tax benefits, including $8.4 million recorded as a reduction of long-term deferred tax assets and including $4.7 million in long-term income taxes payable. If recognized, approximately $2.8 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2010, the Company had $11.8 million of unrecognized tax benefits, including $7.2 million recorded as a reduction of long-term deferred tax assets and $4.6 million in long-term income taxes payable.
     Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At March 31, 2011 and December 31, 2010, an insignificant amount of interest and penalties are included in long-term income taxes payable.

     Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is subject to examination by the Internal Revenue Service (“IRS”) for tax years ended 2007 through 2009. The Company is also subject to examination by the State of California for tax years ended 2006 through 2009. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other foreign jurisdictions, including India, for various periods.
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
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2011		2010
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$(188)	$(4,042)	$5,109	$145,790
Denominator:
Weighted-average common shares outstanding	4,788	102,825	3,830	109,302

Basic net income (loss) per share	$(0.04)	$(0.04)	$1.33	$1.33

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$(188)	$(4,042)	$5,109	$145,790
Reallocation of undistributed earnings	—	—	(188)	188

Allocation of undistributed earnings for diluted computation	$(188)	$(4,042)	$4,921	$145,978

Denominator:
Number of shares used in basic computation	4,788	102,825	3,830	109,302
Dilutive potential shares from stock options, ESPP, Convertible notes and nonvested equity stock and stock units	—	—	—	4,331

Number of shares used in diluted computation	4,788	102,825	3,830	113,633

Diluted net income (loss) per share	$(0.04)	$(0.04)	$1.28	$1.28

*	CRCS — Contingently Redeemable Common Stock

**	Other CS — Common Stock other than CRCS
     For the three months ended March 31, 2011 and 2010, options to purchase approximately 7.8 million and 7.1 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended March 31, 2011, an additional 3.0 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there was a net loss for the period.
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
     The Company evaluates the performance of its segments based on segment operating income (loss). Segment operating income (loss) does not include the allocation of any corporate functions (including human resources, facilities, legal, finance, information technology, corporate development, general administration, corporate licensing and marketing expenses and corporate research and development expenses and cost of restatement) to the segments. Certain expenses are not allocated to the operating segments because they are not considered in evaluating the segments’ operating performance. Such unallocated expenses include stock-based compensation and expenses associated with depreciation and amortization which were managed at the corporate level. “Reconciling Items” category includes these unallocated expenses and the corporate expenses.
     The table below presents reported segment revenues, and reported segment operating income (loss).

	For the Three Months Ended March 31, 2011
	SBG	Other	Total
	(In thousands)
Revenues (1)	$62,376	$151	$62,527

Gain from settlement (1)	$6,200	$—	$6,200

Segment operating income (loss) (1)	$56,620	$(3,594)	$53,026

Reconciling items			(44,656)

Total operating income			$8,370

(1)	Disclosure of prior period segment information was not provided as the revenues and operating loss for the other operating segment was not material.
     The Company’s chief operating decision maker is the executive management team and it does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
     The table below presents a reconciliation of reportable segment profit to the Company’s consolidated income before income taxes. The restatement and disclosure of the segment information for the previous period is not material.

For the Three Months
Ended
(in thousands)	March 31, 2011
Total operating income for reportable segments	$56,620
Other operating loss	(3,594)
Unallocated amounts:
Corporate expenses	(32,584)
Unallocated expenses	(12,072)
Interest and other expense, net	(5,824)

Income before income taxes	$2,546

     Four customers accounted for 31%, 14%, 11% and 11%, respectively, of revenue in the three months ended March 31, 2011. One customer accounted for 85% of revenue in the three months ended March 31, 2010.

     Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Japan	$29,601	$19,036
Korea	19,144	137,166
North America	13,627	5,485
Asia-Other	148	45
Europe	7	132

Total	$62,527	$161,864

     At March 31, 2011, of the $70.5 million of total property, plant and equipment, approximately $69.5 million are located in the United States, $0.9 million are located in India and $0.1 million are located in other foreign locations. At December 31, 2010, of the $67.8 million of total property, plant and equipment, approximately $66.7 million were located in the United States, $1.0 million were located in India and $0.1 million were located in other foreign locations.
12. Amortizable Intangible Assets
     The components of the Company’s intangible assets as of March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents (useful life of 3 to 10 years)	$24,433	$(10,258)	$14,175
Customer contracts and contractual relationships (useful life of 1 to 10 years)	4,050	(3,223)	827
Existing technology (useful life of 3 to 7 years)	29,950	(5,945)	24,005
Intellectual property (useful life of 4 years)	10,384	(10,384)	—
Non-competition agreement (useful life of 3 years)	100	(100)	—

Total intangible assets	$68,917	$(29,910)	$39,007

	As of December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Patents (useful life of 3 to 10 years)	$24,433	$(9,361)	$15,072
Customer contracts and contractual relationships (useful life of 1 to 10 years)	4,050	(3,127)	923
Existing technology (useful life of 3 to 7 years)	29,950	(4,959)	24,991
Intellectual property (useful life of 4 years)	10,384	(10,384)	—
Non-competition agreement (useful life of 3 years)	100	(100)	—

Total intangible assets	$68,917	$(27,931)	$40,986

     Amortization expense for intangible assets for the three months ended March 31, 2011 and 2010 was $2.0 million and $1.1 million, respectively.
     During the first quarter of 2010, the Company purchased patents related to memory and other applications in an asset acquisition for approximately $1.5 million.
     The estimated future amortization expense of intangible assets as of March 31, 2011 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2011(remaining 9 months)	$5,648
2012	7,348
2013	6,987
2014	5,939
2015	5,722
Thereafter	7,363

$39,007

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

     The third phase of the Hynix-Rambus trial involved Hynix’s affirmative JEDEC-related antitrust and fraud allegations against Rambus. On April 24, 2007, the court ordered a coordinated trial of certain common JEDEC-related claims alleged by the manufacturer parties (i.e., Hynix, Micron, Nanya and Samsung) and defenses asserted by Rambus in Hynix v Rambus, Case No. C 00-20905 RMW, and three other cases then pending before the same court (Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, each described in further detail below). On December 14, 2007, the court excused Samsung from the coordinated trial based on Samsung’s agreement to certain conditions, including trial of its claims against Rambus by the court within six months following the conclusion of the coordinated trial. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya’s motions for new trial.
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
     On January 19, 2009, Micron filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition to Micron’s motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order. Trial on Rambus’ patent infringement claims has been postponed pending the Federal Circuit’s decisions in the Micron and Hynix appeals described above.

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
DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation (“DDR2”)
U.S District Court in the Northern District of California
     On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court for the Northern District of California court against Hynix, Infineon, Nanya, and Inotera. Infineon and Inotera were subsequently dismissed from this litigation as was Samsung which had been added as a defendant. Rambus alleges that certain of its patents are infringed by certain of the defendants’ SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 and other advanced memory products. Hynix and Nanya have denied Rambus’ claims and asserted counterclaims against Rambus for, among other things, violations of federal antitrust laws, unfair trade practices, equitable estoppel, and fraud in connection with Rambus’ participation in JEDEC.
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
     On January 19, 2009, Nanya and Hynix filed motions for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed opposition briefs to these motions on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order. Trial on Rambus’ patent infringement claims has been postponed pending the Federal Circuit’s decisions in the Micron and Hynix appeals described above.
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
     Trial against Micron and Hynix is scheduled to begin on June 7, 2011.
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
     On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of Rambus. The aggregate value of the settlements to Rambus exceeds $5.3 million in cash as well as substantial additional value to Rambus relating to the relinquishment of claims to over 2.7 million stock options. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC’s recommendations. Subsequently, the parties settled In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement provided for a payment by Rambus of $2.0 million and dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen (which have now also been settled), in these actions. The $2.0 million was accrued for during the quarter ended June 30, 2008 within accrued litigation expenses and paid in January 2009. A final approval hearing was held on January 16, 2009, and an order of final approval was entered on January 20, 2009.
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
     On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 31, 2010, the plaintiffs filed a second amended complaint. On December 2, 2010, Rambus filed a demurrer to plaintiffs’ second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things. A hearing on Rambus’ demurrer is scheduled for May 6, 2011.
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
     On December 1, 2010, Rambus filed suit against NVIDIA in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, infringe six patents from the Dally family of patents which are owned by Massachusetts Institute of Technology and exclusively licensed by Rambus. On January 20, 2011, NVIDIA filed a motion to stay the case pending resolution of the 2010 ITC investigation (described below). On January 25, 2011, the court granted NVIDIA’s motion.
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
     On July 26, 2010, the ITC issued its final determination affirming the administrative law judge’s initial determination with certain modifications to provide further analysis of issues related to obviousness. The ITC found that respondents failed to demonstrate that Rambus’ patent rights are exhausted with respect to accused products that incorporate Samsung memory. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation by any respondent of memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents; and (2) a cease and desist order prohibiting respondents with commercially significant inventories of infringing products in the United States from importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation), and soliciting U.S. agents or distributors for, memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents, in violation of 19 U.S.C. § 1337. The ITC determined that the amount of the bond to permit importation during the sixty-day Presidential review period was 2.65 percent of the entered value of the subject imports. The ITC denied respondents’ request for stay and terminated the investigation. The parties have each filed opening appellate briefs with the Federal Circuit, and responsive briefs are due May 9, 2011. No date for oral argument has been scheduled.
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
U.S District Court in the Northern District of California
     On December 1, 2010, Rambus filed complaints against Broadcom, Freescale, LSI, MediaTek and STMicroelectronics in the U.S. District Court for the Northern District of California alleging that 1) products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics infringe patents from the Barth family of patents; 2) those same products and products from those companies that incorporate SDR memory controllers infringe patents from the Farmwald-Horowitz family; and 3) products having certain peripheral interfaces, including PCI Express, DisplayPort, and certain SATA and SAS interfaces, from Broadcom, Freescale, LSI and STMicroelectronics infringe patents from the Dally family of patents. On January 24, January 26, and March 1, 2011, LSI, Broadcom, and STMicroelectronics filed their respective answers denying Rambus’s allegations and asserting counterclaims seeking declarations of non-infringement and invalidity, and unenforceability with respect to at least certain of the patents in suit. Rambus filed answers denying the allegations in LSI’s, Broadcom’s, and STMicroelectronics’ counterclaims on February 14, February 16, and March 22, 2011, respectively. On February 7 and March 7, 2011, Freescale and MediaTek filed their respective answers denying Rambus’s allegations. Responses to the complaints in the remainder of these actions are not yet due. On January 26, 2011, Freescale filed a motion to stay the case against Freescale. On January 28, 2011, Broadcom, Mediatek, and LSI filed motions to stay their respective actions. On February 4, 2011, STMicroelectronics filed a motion to stay its action. Rambus has opposed entry of any stay as to certain patents not overlapping with patents asserted in the ITC 2010 investigation. A hearing on these motions to stay was held on April 21, 2011. No decision has issued to date.
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
     The Company’s financial instruments are measured and recorded at fair value, except for cost method investments and convertible notes. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.
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
     The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Money market funds	$172,693	$172,693	$—	$—
U.S. government bonds and notes	177,888	—	177,888	—
Corporate notes, bonds and commercial paper	148,453	—	148,453	—

Total available-for-sale securities	$499,034	$172,693	$326,341	$—

	As of December 31, 2010
		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Money market funds	$132,364	$132,364	$—	$—
U.S. government bonds and notes	266,817	48,604	218,213	—
Corporate notes, bonds and commercial paper	95,724	—	95,724	—

Total available-for-sale securities	$494,905	$180,968	$313,937	$—

     The Company monitors the investment for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company evaluated the fair value of the investment in the non-marketable security as of March 31, 2011 and determined that there were no events that caused a decrease in its fair value below the carrying cost.
     The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
Quoted
		market	Significant		Impairment
		prices in	other	Significant	charges for
		active	observable	unobservable	the three
	Carrying	markets	inputs	inputs	months end March
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	31, 2011
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

As of December 31, 2010
Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable	Impairment charges
	Carrying	markets	inputs	inputs	for the year ended
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

     For the three months ended March 31, 2011 and 2010, there were no transfers of financial instruments between different categories of fair value.
     The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011			As of December 31, 2010
	Face	Carrying	Fair	Face	Carrying
(in thousands)	Value	Value	Value	Value	Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$124,359	$219,938	$172,500	$121,500	$224,504

     The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As of March 31, 2011, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
     The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. For the three months ended March 31, 2011, the Company has not incurred any impairment loss on its investments.
15. Convertible Notes
     The Company’s convertible notes are shown in the following table.

	As of March 31,	As of December 31,
(dollars in thousands)	2011	2010
5% Convertible Senior Notes due 2014 (the “2014 Notes”)	$172,500	$172,500
Unamortized discount	(48,141)	(51,000)

Total convertible notes	$124,359	$121,500
Less current portion	—	—

Total long-term convertible notes	$124,359	$121,500

     As of March 31, 2011, none of the conversion conditions were met related to the 2014 Notes. Therefore, the classification of the entire equity component for the 2014 Notes in permanent equity is appropriate as of March 31, 2011.
     Interest expense related to the notes for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,156
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	3,016	2,902
Zero Coupon Convertible Senior Notes due 2010 amortization of discount at an effective interest rate of 8.4%	—	958

Total interest expense on convertible notes	$5,172	$6,016

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Elpida Memory, Inc.	Elpida
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
LSI Corporation	LSI
MediaTek Inc.	MediaTek
Micron Technologies, Inc.	Micron

Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

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
     While we have historically focused our efforts in developing and licensing patented innovations and technologies for the semiconductor industry, particularly in the area of chip interfaces, we have initiated diversification efforts to expand our portfolio of patented innovations and technologies into lighting and displays, mobile communications, and additional semiconductor technologies. We expect to continue this diversification initiative through the acquisition of assets and the hiring of the inventors, scientists and engineers who will lead the effort to further develop these patented innovations and technologies in these new areas of focus. During 2010, we initiated an internal structural reorganization to establish separate business groups for our semiconductor industry focused operations (SBG) and operations focused on new or emerging licensing opportunities (NBG) which includes our LDT group. We expect this internal realignment to help drive efficiencies in operations and optimize our licensing platform and business model as we expand and diversify into new markets. Segment information is not separately discussed below as the operating results for NBG did not meet the quantitative thresholds for segment reporting in 2010. For additional information concerning segment reporting, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
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
     As of March 31, 2011, our semiconductor, chip interface, lighting, display and other technologies are covered by approximately 1,210 U.S. and foreign patents. Additionally, we have approximately 910 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics, mobile applications and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their digital electronics products and systems.
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
Executive Summary
     During the first quarter of 2011, we renewed patent license agreements with Panasonic and Toshiba. We continue to pursue other revenue opportunities in order to grow our revenue. In December 2009, we added lighting technology through the acquisition of patented innovations and technology from GLT as part of our strategy to expand our patent portfolio and diversify our business. In June 2010, we signed a broad licensing agreement for the use of our patented lighting innovations with GE Lighting, a unit of GE’s Appliances & Lighting business. We also purchased patents and businesses during 2010 as part of our ongoing acquisition activities to broaden our technology portfolio.
     Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended March 31, 2011 increased $2.9 million as compared to the same period in 2010 primarily due to additional headcount to support our business and additional amortization expense related to intangible assets acquired during 2010, offset by funding for our 2011 Corporate Incentive Plan (“CIP”) for the first quarter of 2011 which was lower than our 2010 CIP for the first quarter of 2010. As a percentage of revenue, engineering expenses increased in 2011 as compared to the same period in 2010 primarily due to higher expenses and lower revenue. Marketing, general and administrative expenses in aggregate increased $1.2 million for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to higher litigation expenses. Our lower revenue combined with the increase in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to increase as a percentage of revenue. Additionally, for the three months ended March 31, 2011, we incurred costs of restatement and related legal activities of $1.2 million primarily due to litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation.
Trends

     There are a number of trends that we expect may or will have a material impact on us in the future, including global economic conditions with the resulting impact on sales, continuing pursuit of litigation against companies that we believe have infringed our patented technologies and shifts in our overall effective tax rate.
     We have a high degree of revenue concentration, with our top five licensees representing approximately 74% and 94% of our revenue for the three months ended March 31, 2011 and 2010, respectively. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the three months ended March 31, 2011, revenue from Elpida, NVIDIA, Samsung and Toshiba each accounted for 10% or more of our total revenue. For the three months ended March 31, 2010, revenue from Samsung accounted for 10% or more of our total revenue.
     The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, industry consolidation and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future.
     The semiconductor industry is intensely competitive and highly cyclical. Our visibility with respect to future sales is very limited at this time. To the extent that macroeconomic fluctuations negatively affect our principal licensees, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. Potential disruptions in the semiconductor industry supply chain resulting from the recent disaster in Japan could affect our licensees’ business operations. We are monitoring the situation and are in regular dialog with our licensees. Currently, we are forecasting a modest impact to our business.
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
     The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to CCFL and LED driven technology by the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves 40% of the energy costs as compared to existing installed lighting. Our LDT group has numerous patents in LED edge lit lightguide technology which can be applied in the design of next generation LED lighting products. Our goal is to be a major player in the general lighting industry with our technology and have established a technology center in Brecksville, Ohio.
     Our revenue from companies headquartered outside of the United States accounted for approximately 78% and 97% of our total revenue for the three months ended March 31, 2011 and 2010, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
     For additional information concerning international revenue, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
     Engineering costs in the aggregate and as a percentage of revenue increased for the three months ended March 31, 2011 as compared to the same period in the prior year. In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations in semiconductor and lighting technologies.

     Marketing, general and administrative expenses in the aggregate and as a percentage of revenue increased for the three months ended March 31, 2011 as compared to the same period in the prior year. Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses will continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will continue to increase marketing, general and administrative expenses as litigation expenses will continue to increase until such litigation is resolved.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited consolidated statements of operations:

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Royalties	94.7%	99.2%
Contract revenue	5.3%	0.8%

Total revenue	100.0%	100.0%

Operating costs and expenses:
Cost of revenue*	5.0%	1.1%
Research and development*	37.3%	13.4%
Marketing, general and administrative*	52.3%	19.5%
Costs of restatement and related legal activities	1.9%	0.3%
Gain from settlement	(9.9)%	(59.2)%

Total operating costs and expenses (recoveries)	86.6%	(24.9)%

Operating income	13.4%	124.9%
Interest income and other income (expense), net	(1.0)%	0.3%
Interest expense on convertible notes	(8.3)%	(3.7)%

Interest and other income (expense), net	(9.3)%	(3.5)%

Income before income taxes	4.1%	121.4%
Provision for income taxes	10.8%	28.2%

Net income (loss)	(6.7)%	93.2%

*	Includes stock-based compensation:

Cost of revenue	0.2%	0.1%
Research and development	4.0%	1.6%
Marketing, general and administrative	7.4%	3.2%

	Three Months
	Ended March 31,		Change in
	2011	2010	Percentage
	(Dollars in millions)
Total Revenue
Royalties	$59.2	$160.6	(63.1)%
Contract revenue	3.3	1.3	149.0%

Total revenue	$62.5	$161.9	(61.4)%

Royalty Revenue
Patent Licenses

     Our patent royalties decreased approximately $102.1 million to $51.0 million for the three months ended March 31, 2011 from $153.1 million for the same period in 2010. The decrease was primarily due to the patent license revenue related to the settlement with Samsung in the first quarter of 2010.
     In January 2011, Panasonic renewed its patent license agreement. The effective date of the agreement is October 1, 2010 and the expiration date of the term license is October 1, 2015.
     In March 2011, Toshiba renewed its patent license agreement. The effective date of the agreement is April 1, 2010 and the expiration date of the term license is April 1, 2015.
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
Technology Licenses
     Royalties from technology licenses increased approximately $0.7 million to $8.2 million for the three months ended March 31, 2011 from $7.5 million for the same period in 2010. The increase was primarily due to higher royalties from XDRtm DRAM associated with increased shipments of the Sony PLAYSTATION®3 product.
     In the future, we expect technology royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.
  Contract Revenue
     Contract revenue increased approximately $2.0 million to $3.3 million for the three months ended March 31, 2011 from $1.3 million for the same period in 2010. The increase was primarily due to increased revenue from our existing technology development contracts, as well as increased revenue from reseller agreements.
     We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.
Engineering costs:

	Three Months Ended
	March 31,		Change in
	2011	2010	Percentage
	(Dollars in millions)
Engineering costs
Cost of revenue	$3.1	$1.8	72.5%
Stock-based compensation	0.1	0.1	23.0%

Total cost of revenue	3.2	1.9	69.8%

Research and development	20.8	19.1	8.8%
Stock-based compensation	2.5	2.6	(2.2)%

Total research and development	23.3	21.7	7.5%

Total engineering costs	$26.5	$23.6	12.4%

     Total engineering costs increased 12.4% for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to additional headcount to support our business and additional amortization expense related to intangible assets acquired during 2010, offset by funding for our 2011 Corporate Incentive Plan (“CIP”) which is lower than our 2010 CIP.
     In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor and lighting technologies.
Marketing, general and administrative costs:

	Three Months Ended
	March 31,		Change in
	2011	2010	Percentage
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$18.8	$19.3	(2.4)%
Litigation expense	9.2	7.0	30.9%
Stock-based compensation	4.7	5.2	(9.9)%

Total marketing, general and administrative costs	$32.7	$31.5	3.8%

     Total marketing, general and administrative costs increased 3.8% for the three months ended March 31, 2011 as compared to the same period in 2010 due primarily to the increased litigation expenses related to ongoing major cases. Non-litigation related marketing, general and administrative costs decreased in the first quarter of 2011 primarily due to funding for our 2011 CIP which is lower than our 2010 CIP, offset by increase in headcount to support our business.
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
Costs of restatement and related legal activities:

	Three Months Ended
	March 31,		Change in
	2011	2010	Percentage
	(Dollars in millions)
Cost of restatement and related legal activities	$1.2	$0.5	120.3%

     Costs of restatement and related legal activities, net, consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
     Costs of restatement and related legal activities were $1.2 million for the three months ended March 31, 2011 primarily due to litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.
Gain from settlement:

	Three Months Ended
	March 31,		Change in
	2011	2010	Percentage
	(Dollars in millions)
Gain from settlement	$6.2	$95.9	(93.5)%

     The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes option pricing model and a residual approach (collectively the “Fair Value”). The total gain from settlement is $133.0 million of which $6.2 million was recognized during the three months ended March 31, 2011 and $126.8 million was recognized during the year ended December 31, 2010. The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.
Interest and other income (expense), net:

	Three Months Ended
	March 31,		Change in
	2011	2010	Percentage
	(Dollars in millions)
Interest income and other income (expense), net	$(0.6)	$0.4	(253.4)%
Interest expense on convertible notes	(5.2)	(6.0)	(14.0)%

Interest and other income (expense), net	$(5.8)	$(5.6)	4.2%

     Interest income and other income (expense), net consists primarily of interest income generated from investments in high quality fixed income securities offset by interest expense associated with our imputed facility lease obligations.
     Interest expense on convertible notes consists of non-cash interest expense related to the amortization of the debt discount on the 5% convertible senior notes due 2014 (the “2014 Notes”) and the zero coupon convertible senior notes due 2010 (“the 2010 Notes”) which were repaid during the first quarter of 2010, as well as the coupon interest related to the 2014 Notes. We expect interest expense to increase steadily as the 2014 Notes reach maturity.
Provision for income taxes:

	Three Months Ended
	March 31,		Change in
	2011	2010	Percentage
	(Dollars in millions)
Provision for income taxes	$6.8	$45.7	(85.2)%

Effective tax rate	266.1%	23.2%
     Our effective tax rate for the three months ended March 31, 2011 is higher than the U.S. statutory tax rate applied to our net income due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded, partially offset by foreign tax credits. The effective tax rate was also significantly impacted by the withholding taxes levied on the gross Samsung royalty income. As the Company continues to maintain a valuation allowance against its U.S. deferred tax assets, the Company’s tax provision is based primarily on the Korean withholding taxes, other foreign taxes and state taxes.
     Our effective tax rate for the three months ended March 31, 2010 is lower than the U.S. statutory tax rate applied to our net income due to a full valuation allowance on our U.S. net deferred tax assets, partially offset by foreign withholding taxes and U.S. and state alternative minimum taxes. During the three months ended March 31, 2010, we paid withholding taxes of $42.6 million to the Korean tax authorities related to the payments received under the settlement with Samsung. We recorded a provision for income taxes of $45.7 million for the three months ended March 31, 2010, which is primarily comprised of the Korean taxes and state alternative minimum taxes.
Liquidity and Capital Resources

	March 31,	December 31,
	2011	2010
	(In millions)
Cash and cash equivalents	$182.2	$215.3
Marketable securities	326.4	296.7

Total cash, cash equivalents, and marketable securities	$508.6	$512.0

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net cash provided by (used in) operating activities	$(4.5)	$177.5
Net cash used in investing activities	$(37.8)	$(97.5)
Net cash provided by financing activities	$9.3	$31.8
Liquidity
     Our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Cash needs for the three months ended March 31, 2011 were funded primarily from financing activities due to proceeds from the landlord for tenant improvements related to the lease in Sunnyvale and the issuance of common stock under our equity incentive plans.
     Operating Activities

     Cash used in operating activities of $4.5 million for the three months ended March 31, 2011 was primarily attributable to the net loss adjusted for certain non-cash items including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Additionally cash used in operating activities included a decrease in accrued salaries and benefits related to the payout of the 2010 CIP offset by increases in accounts payable due to the timing of vendor payments.
     Cash provided by operating activities of $177.5 million for the three months ended March 31, 2010 was primarily attributable to the net income, which includes revenue and gain related to the settlement with Samsung, adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the three months ended March 31, 2010 primarily included increases in accrued salaries due to the 2010 CIP and in income tax payable offset by decreases in accrued litigation and accounts payable due to the timing of vendor payments.
     Investing Activities
     Cash used in investing activities of approximately $37.8 million for the three months ended March 31, 2011 primarily consisted of purchases of available-for-sale marketable securities of $94.2 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $62.8 million. In addition, we paid $6.5 million to acquire property and equipment, primarily computer software.
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
     Financing Activities
     Cash provided by financing activities was $9.3 million for the three months ended March 31, 2011 due to proceeds of $6.7 million received from the landlord for the tenant improvements related to the lease in Sunnyvale and $3.3 million from issuance of common stock under equity incentive plans. We also made payments of $0.4 million related to the principal payments against the lease financing obligation and $0.3 million under an installment payment plan to acquire intangible assets.
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
     We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. This includes any possible payment in the third quarter of 2011 in connection with the contingently redeemable common stock discussed below. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive income for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
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
     Pursuant to the terms of the Sunnyvale Lease, the landlord has agreed to reimburse us approximately $9.1 million, of which $0.3 million was received in 2010 and $6.7 million was received in the first quarter of 2011. We expect the remaining $2.1 million to be received in the second quarter of 2011. We recognized the $7.0 million reimbursement as additional imputed financing obligation under the FASB authoritative guidance as such payment from the landlord is deemed to be an imputed financing obligation. Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate determined in accordance with the requirements of sale leaseback accounting. For the three months ended March 31, 2011, we recognized in our statement of operations $0.7 million of interest expense in connection with the imputed financing obligation. At March 31, 2011, the imputed financing obligation balance in connection with the new facility was $33.6 million which was classified under long-term imputed financing obligation. At the end of the initial ten year lease term, should we decide not to renew the lease, we would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.
     As of March 31, 2011, our material contractual obligations are (in thousands):

		Remainder
	Total	of 2011	2012	2013	2014	2015	Thereafter
Contractual obligations (1)
Imputed financing obligation	$48,710	$3,615	$4,914	$5,035	$5,155	$5,275	$24,716
Leases	4,791	2,086	1,656	371	357	321	—
Software licenses (2)	5,088	2,699	2,189	200	—	—	—
Convertible notes	172,500	—	—	—	172,500	—	—
Interest payments related to convertible notes	30,188	8,625	8,625	8,625	4,313	—	—

Total	$261,277	$17,025	$17,384	$14,231	$182,325	$5,596	$24,716

(1)	The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $13.1 million including $8.4 million recorded as a reduction of long-term deferred tax assets and $4.7 million in long-term income taxes payable, as of March 31, 2011. As noted in Note 9, “Income Taxes,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time. The above table does not reflect possible payments in connection with the contingently redeemable common stock.

(2)	We have commitments with various software vendors for non-cancellable license agreements that generally have terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2011 which are also listed on our balance sheet under current and other long-term liabilities.
Contingently Redeemable Common Stock

     On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the consolidated balance sheet as of March 31, 2011 and December 31, 2010.
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
Share Repurchase Program
     During the three months ended March 31, 2011, we did not repurchase any shares of our Common Stock. As of March 31, 2011, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of March 31, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.
     We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) litigation and settlements, (3) income taxes, (4) stock-based compensation, (5) marketable securities, (6) non-marketable securities and (7) convertible notes. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
     See Note 2 “Recent Accounting Pronouncements” of Notes to Unaudited Consolidated Financial Statements for discussion of recent accounting pronouncements including the respective expected dates of adoption.
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
     We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2011, we had an investment portfolio of fixed income marketable securities of $499.0 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2011, the fair value of the portfolio would decline by approximately $1.3 million. Actual results may differ materially from this sensitivity analysis.
     The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(Dollars in thousands)	Fair Value	Cost	Gains	Losses	Return
Money Market Funds	$172,693	$172,693	$—	$—	0.02%
U.S. Government Bonds and Notes	177,888	177,863	29	(4)	0.23%
Corporate Notes, Bonds and Commercial Paper	148,453	148,552	9	(108)	0.38%

Total cash equivalents and marketable securities	499,034	499,108	38	(112)
Cash	9,541	9,541	—	—

Total cash, cash equivalents and marketable securities	$508,575	$508,649	$38	$(112)

	December 31, 2010
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(Dollars in thousands)	Fair Value	Cost	Gains	Losses	Return
Money Market Funds	$132,364	$132,364	$—	$—	0.04%
U.S. Government Bonds and Notes	266,817	266,840	29	(52)	0.26%
Corporate Notes, Bonds and Commercial Paper	95,724	95,773	8	(57)	0.39%

Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—

Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

     The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of March 31, 2011:

		Fair Value Given a	Fair Value Given a
		10%	10%
		Increase in Market	Decrease in Market
(in thousands)	Fair Value	Prices	Prices
5% Convertible Senior Notes due 2014	$219,938	$241,932	$197,944
     We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2011, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The processes relating to the assets acquired under a business combination from Imagine Design Inc. in December 2010 was integrated into our existing system of internal control over financial reporting during the quarter ended March 31, 2011.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 13 “Litigation and Asserted Claims” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.
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
     If new competitors, technological advances by existing competitors, our entry into new markets, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three months ended March 31, 2011 and 2010, research and development expenses were $23.3 million and $21.7 million, respectively, including stock-compensation of approximately $2.5 million and $2.6 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, especially with respect to our LDT group and any other new technologies that we pursue outside of our core memory and chip interface technologies, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies, and these investments may be independent of our level of revenue. In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.
Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

     We have a high degree of revenue concentration. As a result of our settlement with Samsung, Samsung accounted for a significant portion of our ongoing licensing revenue since 2010. Our top five licensees represented approximately 74% and 94% of our revenues for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, revenues from Elpida, NVIDIA, Samsung and Toshiba each accounted for 10% or more of our total revenue. For the three months ended March 31, 2010, revenue from Samsung accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
     As part of our strategic initiatives, we currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products, patents or technologies, and the entry into strategic transactions or other arrangements. We completed a number of acquisitions in 2009 and 2010. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing our acquisitions, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:
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
     We believe that royalties will continue to represent a majority of total revenue for the foreseeable future. For the three months ended March 31, 2011 and 2010, royalties accounted for 95% and 99%, respectively, of our total revenue. Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured. As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
     For the three months ended March 31, 2011 and 2010, revenue received from our international customers constituted approximately 78% and 97% of our total revenue, respectively. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
The recent natural disaster in Japan could disrupt our operations and those of our customers and adversely affect our results of operations.
     A number of our licensees have headquarters and/or manufacturing facilities in Japan, depend on other Japanese suppliers for materials and/or depend on the Japanese market for ongoing product demand. Some of our licensees’ may also have closed or limited operations resulting from the recent earthquake and tsunami in Japan and may be affected by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to raw materials, limited ability to ship inventory and the risk of nuclear contamination. If our licensees are unable to manufacture and ship the products that incorporate our technology or if our there is a decrease in product demand in Japan, our royalty revenue may decline as some of our licenses rely on per unit royalties.
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
     In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 13, “Litigation and Asserted Claims,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to our past and any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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
     In addition, we may be required to purchase the shares of contingently redeemable common stock for an aggregate purchase price of up to $100.0 million that may be put back to us by Samsung in July or August 2011, which would reduce our cash resources.
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
     We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable, and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. See Note 13, “Litigation and Asserted Claims,” of Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

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

RAMBUS INC.
Date: April 29, 2011	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated November 13, 2007.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ±	XBRL Instance Document

101.SCH ±	XBRL Taxonomy Extension Schema Document

101.CAL ±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ±	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ±	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

±	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 10-Q filed on August 4, 2008.