Form 10-Q
period 2011-06-30
RAMBUS INC
filed 2011-08-05
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 114,403,839 as of June 30, 2011.

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

•    Technology product development;

•    Acquisitions, mergers or strategic transactions and our related integration efforts;

•    Pricing policies of our licensees;

•    Engineering, marketing and general and administration expenses;

•    Contract revenue;

•    Operating results;

•    International licenses and operations, and the operations of our licensees in Japan;

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

•    Repurchases of our Common Stock pursuant to share repurchase programs, contingently redeemable Common Stock (which we are required contractually to repurchase) or other repurchases;

•    Trading price of our Common Stock;

•    Internal control environment;

•    Corporate governance;

•    Consequences of the lawsuits related to the stock option investigation;

•    The level and terms of our outstanding debt;

•    Outcome and effect of current and potential future intellectual property litigation and other significant litigation;

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

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$179,804	$215,262
Marketable securities	179,550	296,747
Accounts receivable	1,354	2,600
Prepaid expenses and other current assets	10,448	10,898
Deferred taxes	2,420	2,420
Total current assets	373,576	527,927
Deferred taxes, long term	3,023	2,974
Intangible assets, net	194,205	40,986
Goodwill	115,148	18,154
Property, plant and equipment, net	71,187	67,770
Other assets	6,038	5,361
Total assets	$763,177	$663,172

LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,896	$5,952
Accrued salaries and benefits	15,175	31,634
Accrued litigation expenses	7,635	4,060
Deferred revenue	9,574	2,482
Other accrued liabilities	6,966	11,683
Total current liabilities	51,246	55,811
Convertible notes, long-term	127,258	121,500
Long-term imputed financing obligation	34,596	27,899
Long-term income taxes payable	4,633	4,577
Other long-term liabilities	5,251	5,102
Total liabilities	222,984	214,889

Commitments and contingencies

Contingently redeemable common stock:
Issued and outstanding: 4,788,125 shares at June 30, 2011 and December 31, 2010	113,500	113,500

Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 109,615,714 shares at June 30, 2011 and 102,676,544 shares at December 31, 2010	110	103
Additional paid-in capital	1,018,317	911,632
Accumulated deficit	(591,405)	(576,590)
Accumulated other comprehensive loss, net	(329)	(362)
Total stockholders’ equity	426,693	334,783
Total liabilities, contingently redeemable common stock and stockholders’ equity	$763,177	$663,172

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenue:
Royalties	$60,970	$38,192	$120,205	$198,734
Contract revenue	5,244	670	8,536	1,992
Total revenue	66,214	38,862	128,741	200,726
Operating costs and expenses:
Cost of revenue*	6,058	1,804	9,207	3,658
Research and development*	24,220	22,985	47,537	44,676
Marketing, general and administrative*	37,732	29,408	70,464	60,935
Costs of restatement and related legal activities	712	1,638	1,871	2,164
Gain from settlement	—	(10,300)	(6,200)	(106,200)
Total operating costs and expenses	68,722	45,535	122,879	5,233
Operating income (loss)	(2,508)	(6,673)	5,862	195,493
Interest income and other income (expense), net	(777)	316	(1,429)	741
Interest expense on convertible notes	(5,212)	(3,740)	(10,384)	(9,756)
Interest and other income (expense), net	(5,989)	(3,424)	(11,813)	(9,015)
Income (loss) before income taxes	(8,497)	(10,097)	(5,951)	186,478
Provision for income taxes	2,088	2,393	8,864	48,069
Net income (loss)	$(10,585)	$(12,490)	$(14,815)	$138,409
Net income (loss) per share:
Basic	$(0.10)	$(0.11)	$(0.14)	$1.22
Diluted	$(0.10)	$(0.11)	$(0.14)	$1.18
Weighted average shares used in per share calculation:
Basic	109,992	113,321	108,809	113,227
Diluted	109,992	113,321	108,809	117,434

*       Includes stock-based compensation:

Cost of revenue	$286	$29	$409	$129
Research and development	$2,490	$2,703	$5,002	$5,272
Marketing, general and administrative	$4,253	$5,199	$8,908	$10,364

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(14,815)	$138,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	14,319	15,765
Depreciation	5,471	4,859
Amortization of intangible assets	5,981	2,288
Non-cash interest expense and amortization of convertible debt issuance costs	6,072	5,444
Deferred tax benefit	(49)	(49)
Loss on sale of marketable security	—	72
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,386	705
Prepaid expenses and other assets	2,485	(1,877)
Accounts payable	6,185	(325)
Accrued salaries and benefits and other accrued liabilities	(22,235)	12,645
Accrued litigation expenses	3,575	(2,115)
Income taxes payable	(1,020)	432
Deferred revenue	7,092	187
Net cash provided by operating activities	15,447	176,440
Cash flows from investing activities:
Acquisitions, net of cash acquired	(167,381)	(2,000)
Purchases of marketable securities	(94,172)	(189,610)
Maturities of marketable securities	208,003	95,806
Proceeds from sale of marketable security	11	1,518
Purchases of property and equipment	(11,015)	(2,543)
Acquisition of intangible assets	—	(2,250)
Net cash used in investing activities	(64,554)	(99,079)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	7,953	9,487
Proceeds from landlord for tenant improvements	6,997	—
Payments under installment payment arrangement	(861)	(1,150)
Principal payments against lease financing obligation	(440)	—
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	—	192,000
Repayment of convertible senior notes	—	(136,950)
Repurchase and retirement of common stock	—	(95,285)
Net cash provided by (used in) financing activities	13,649	(31,898)
Net increase (decrease) in cash and cash equivalents	(35,458)	45,463
Cash and cash equivalents at beginning of period	215,262	289,073
Cash and cash equivalents at end of period	$179,804	$334,536

Non-cash investing and financing activities:
Common stock issued pursuant to acquisition	$88,438	$—
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$540	$1,700
Non-cash obligation for property, plant and equipment	$—	$800
Intangible assets acquired under installment payment arrangement	$—	$731

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

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective retrospectively for the Company’s interim period ending March 31, 2012. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early adoption is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

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

During the first two quarters of 2011, the Company received cash consideration of $50.0 million from Samsung. The amount was allocated between revenue ($43.8 million) and gain from settlement ($6.2 million) based on the estimated Fair Value for the remaining elements.

The remaining $350.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.

The cash receipts through June 30, 2011 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

(in millions)	Received in 2010	Six months Ended June 30, 2011	Remainder of 2011	2012	2013	2014	Estimated Fair Value

Revenue	$181.2	$43.8	$50.0	$100.0	$100.0	$100.0	$575.0
Gain from settlement	126.8	6.2	—	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	—	192.0
Total	$500.0	$50.0	$50.0	$100.0	$100.0	$100.0	$900.0

4. Comprehensive Income (Loss)

Rambus’ comprehensive income (loss) consists of its net income (loss) plus other comprehensive income (loss) consisting of unrealized gains (losses), net, on marketable securities, net of taxes.

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Net income (loss)	$(10,585)	$(12,490)	$(14,815)	$138,409
Other comprehensive income (loss):
Unrealized gain (loss), net, on marketable securities, net of tax	34	64	33	(261)
Total comprehensive income (loss)	$(10,551)	$(12,426)	$(14,782)	$138,148

5. Equity Incentive Plans and Stock-Based Compensation

Stock Option Plans

As of June 30, 2011, 3,522,722 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers, non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2010	5,348,162
Stock options granted	(1,712,211)
Stock options forfeited	447,417
Stock options expired under former plans	(262,716)
Nonvested equity stock and stock units granted (1)	(320,331)
Nonvested equity stock and stock units forfeited (1)	22,401
Total available for grant as of June 30, 2011	3,522,722

(1)          For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the six months ended June 30, 2011 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2011.

	Options Outstanding		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term(in years)	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2010	13,969,383	$18.85
Options granted	1,712,211	20.71
Options exercised	(478,974)	10.29
Options forfeited	(447,417)	11.48
Outstanding as of June 30, 2011	14,755,203	19.57	5.61	$14,793
Vested or expected to vest at June 30, 2011	14,209,999	19.56	5.49	14,406
Options exercisable at June 30, 2011	10,199,075	19.76	4.36	10,787

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2011, based on the $14.68 closing stock price of Rambus’ Common Stock on June 30, 2011 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2011 was 2,529,882 and 1,819,311, respectively.

Employee Stock Purchase Plans

Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 146,034 shares at a price of $16.50 per share during the six months ended June 30, 2011. The Company issued 161,293 shares at a price of $13.56 per share during the six months ended June 30, 2010. As of June 30, 2011, 439,734 shares under the 2006 ESPP remained available for issuance.

Stock-Based Compensation

For the six months ended June 30, 2011 and 2010, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of certain specified dates.

Stock Options

During the three and six months ended June 30, 2011, Rambus granted 78,510 and 1,712,211 stock options, respectively, with an estimated total grant-date fair value of $0.6 million and $18.3 million, respectively. During the three and six months ended June 30, 2011, Rambus recorded stock-based compensation expense related to stock options of $5.0 million and $10.2 million, respectively.

During the three and six months ended June 30, 2010, Rambus granted 138,350 and 1,725,323 stock options, respectively, with an estimated total grant-date fair value of $2.0 million and $22.9 million, respectively. During the three and six months ended June 30, 2010, Rambus recorded stock-based compensation expense related to stock options of $6.0 million and $11.7 million, respectively.

As of June 30, 2011, there was $40.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested as of June 30, 2011 was $141.7 million.

The total intrinsic value of options exercised was $1.9 million and $4.0 million for the three and six months ended June 30, 2011, respectively. The total intrinsic value of options exercised was $3.3 million and $5.2 million for the three and six months ended June 30, 2010, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

During the six months ended June 30, 2011, net proceeds from employee stock option exercises totaled approximately $4.9 million.

Employee Stock Purchase Plans

For the three and six months ended June 30, 2011, the Company recorded compensation expense related to the ESPP of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2010, the Company recorded compensation expense related to the ESPP of $0.4 million and $0.9 million, respectively. As of June 30, 2011, there was $0.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2011 and 2010 calculated in accordance with accounting for share-based payments.

Valuation Assumptions

The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Option Plans
Expected stock price volatility	50%	69%	50-52%	61-69%
Risk free interest rate	2.6%	3.2%	2.6-2.8%	2.4-3.2%
Expected term (in years)	6.1	6.1	6.0 - 6.1	5.9 – 6.1
Weighted-average fair value of stock options granted	$8.58	$14.38	$10.71	$13.27

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee Stock Purchase Plan
Expected stock price volatility	56%	54%	56%	54%
Risk free interest rate	0.1%	0.3%	0.1%	0.3%
Expected term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$5.96	$7.46	$5.96	$7.46

Nonvested Equity Stock and Stock Units

The Company grants nonvested equity stock units to certain officers, employees and directors. For the three months ended June 30, 2011, the Company made no equity stock unit grants. During the six months ended June 30, 2011, the Company granted nonvested equity stock units totaling 213,554 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.5 million. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and six months ended June 30, 2011, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an insignificant amount of stock-based compensation expense related to these performance stock units for both periods.

For the three and six months ended June 30, 2011, the Company recorded stock-based compensation expense of approximately $1.6 million and $3.3 million, respectively, related to all outstanding unvested equity stock grants. For the three and six months ended June 30, 2010, the Company recorded stock-based compensation expense of approximately $1.5 million and $3.1 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $9.7 million at June 30, 2011. This is expected to be recognized over a weighted average period of 1.9 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2011:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	718,007	$18.23
Granted	213,554	20.86
Vested	(147,197)	17.30
Forfeited	(14,934)	21.76
Nonvested at June 30, 2011	769,430	19.07

6. Marketable Securities

Rambus invests its excess cash and cash equivalents primarily in U.S. government agency and treasury notes, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	June 30, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$168,847	$168,847	$—	$—	0.01%
U.S. government bonds and notes	65,592	65,569	23	—	0.22%
Corporate notes, bonds and commercial paper	113,958	114,020	2	(64)	0.40%
Total cash equivalents and marketable securities	348,397	348,436	25	(64)
Cash	10,957	10,957	—	—
Total cash, cash equivalents and marketable securities	$359,354	$359,393	$25	$(64)

	December 31, 2010
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$132,364	$132,364	$—	$—	0.04%
U.S. government bonds and notes	266,817	266,840	29	(52)	0.26%
Corporate notes, bonds and commercial paper	95,724	95,773	8	(57)	0.39%
Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—
Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Cash equivalents	$168,847	$198,158
Short term marketable securities	179,550	296,747
Total cash equivalents and marketable securities	348,397	494,905
Cash	10,957	17,104
Total cash, cash equivalents and marketable securities	$359,354	$512,009

The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of June 30, 2011, certain marketable debt securities with a fair value of $91.4 million, which mature within one year, had insignificant unrealized losses. The unrealized loss, net, at June 30, 2011 was insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized loss, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government bonds and notes. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized loss, net, at June 30, 2011 and December 31, 2010 are as follows:

	As of		Unrealized Loss, net
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in thousands)
Contractual maturity:
Due within one year	$348,397	$494,905	$(39)	$(72)

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

Since certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes, the Company is treated in substance as the owner of the construction project during the construction period. Accordingly, as of December 31, 2009, the Company had capitalized $25.1 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished building along with a corresponding financing obligation for the same amount.

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

Pursuant to the terms of the Sunnyvale Lease, the landlord has agreed to reimburse the Company approximately $9.1 million, of which $0.3 million was received in 2010 and $7.0 million was received in the first half of 2011. The remaining balance of $1.8 million has been received in July 2011.  The Company recognized the $7.3 million reimbursement as an additional imputed financing obligation under the FASB authoritative guidance as such payment from the landlord is deemed to be an imputed financing obligation. Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate determined in accordance with the requirements of sale leaseback accounting. For the three and six months ended June 30, 2011, the Company recognized in its statement of operations $0.8 million and $1.5 million, respectively, of interest expense in connection with the imputed financing obligation. At June 30, 2011, the imputed financing obligation balance in connection with the new facility was $33.8 million which was classified under long-term imputed financing obligation. At the end of the initial ten year lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

In connection with the June 3, 2011 acquisition of Cryptography Research, Inc. (“CRI”), the Company is obligated to pay a retention bonus to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in cash or stock at the Company’s election, in three equal amounts of approximately $16.7 million, on June 2, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by the Company to a designated charity. See Note 16, “Acquisition,” for additional information regarding the acquisition of CRI.

On July 20, 2011, the Company received notice from Samsung exercising their put right to put back to the Company approximately 4.8 million shares of the Company’s common stock for cash of $100.0 million. Refer to Note 17, “Subsequent Event” for further details.

As of June 30, 2011, the Company’s material contractual obligations are (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$47,522	$2,427	$4,914	$5,035	$5,155	$5,275	$24,716
Leases	4,517	1,393	2,075	371	357	321	—
Software licenses (3)	4,376	1,988	2,188	200	—	—	—
CRI retention bonus	50,000	—	16,667	16,667	16,666	—	—
Convertible notes	172,500	—	—	—	172,500	—	—
Interest payments related to convertible notes	25,876	4,313	8,625	8,625	4,313	—	—
Total	$304,791	$10,121	$34,469	$30,898	$198,991	$5,596	$24,716

(1)

The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $13.1 million including $8.4 million recorded as a reduction of long-term deferred tax assets and $4.7 million in long-term income taxes payable, as of June 30, 2011. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time. The above table does not reflect possible payments in connection with the contingently redeemable common stock discussed in Note 8, “Stockholders’ Equity and Contingently Redeemable Common Stock”.

(2)

With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the condensed consolidated balance sheet are the interest on the imputed financing obligation and the estimated common area expenses over the future periods.

(3)

The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2011 which are also listed on the

Company’s balance sheet under current and other long-term liabilities.

Rent expense was approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2011, respectively. Rent expense was approximately $1.8 million and $3.6 million for the three and six months ended June 30, 2010, respectively.

Deferred rent of $0.5 million as of June 30, 2011 and $0.5 million as of December 31, 2010 was included primarily in other long-term liabilities.

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

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of June 30, 2011, the Company had made cumulative payments of approximately $17.6 million on their behalf, including $0.7 million in the quarter ended June 30, 2011. As of June 30, 2010, the Company had made cumulative payments of approximately $13.7 million on their behalf, including $1.6 million in the quarter ended June 30, 2010. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

8. Stockholders’ Equity and Contingently Redeemable Common Stock

During the second quarter of 2011, the Company acquired CRI. As part of the acquisition, the Company issued approximately 6.4 million shares of the Company’s common stock, of which approximately 161 thousand shares were used to satisfy tax withholding obligations for certain former CRI employees and consultants. See Note 16, “Acquisition,” for additional information regarding the acquisition of CRI.

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from the Company 9.6 million shares of the Company (the “Share”) with certain restrictions and put rights. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to sell back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

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

On July 20, 2011, the Company received notice from Samsung exercising their put right to put back to the Company approximately 4.8 million shares of the Company’s common stock for cash of $100.0 million. Refer to Note 17, “Subsequent Event” for further details.

Share Repurchase Program

During the six months ended June 30, 2011, the Company did not repurchase any shares of its Common Stock. As of June 30, 2011, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of June 30, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

9. Income Taxes

The Company effective tax rate for the three and six months ended June 30, 2011 was (24.6)% and (148.9)%, respectively. For both periods, the Company’s effective tax rate was different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on its U.S. net deferred tax assets and foreign losses not benefitted, partially offset by foreign tax credits.  During the quarter ended June 30, 2011, the Company calculated its interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because the Company is projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740 Income Taxes. The effective tax rate for the three and six months ended June 30, 2010 was (23.7)% and 25.8%  respectively, which was different from the U.S. statutory tax rate applied to the Company’s income before taxes primarily due to a full valuation allowance on its U.S. net deferred tax assets, partially offset by foreign withholding taxes and U.S. and state alternative minimum taxes.

During the three and six months ended June 30, 2011, the Company paid withholding taxes of $4.1 million each quarter. The Company recorded a provision for income taxes of $2.1 million and $8.9 million for the three and six months ended June 30, 2011, which is primarily comprised of withholding taxes and other foreign taxes. As the Company continues to maintain a valuation allowance against its U.S. deferred tax assets, the Company’s tax provision is based primarily on the withholding taxes, other foreign taxes and state taxes.

As of June 30, 2011, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $131.6 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of June 30, 2011, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the six months ended June 30, 2011, the Company increased its deferred tax assets from $78.3 million to approximately $131.6 million with a corresponding increase to the valuation allowance related to its U.S. deferred tax assets. This increase of the deferred tax asset and corresponding valuation allowance is primarily related to the increase in temporary differences and a change in treatment of foreign tax credits arising during the six months ended June 30, 2011. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.

The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

As of June 30, 2011, the Company had approximately $13.1 million of unrecognized tax benefits, including $8.4 million recorded as a reduction of long-term deferred tax assets and including $4.7 million in long-term income taxes payable. If recognized, approximately $2.8 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2010, the Company had $11.8 million of unrecognized tax benefits, including $7.2 million recorded as a reduction of long-term deferred tax assets and $4.6 million in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At June 30, 2011 and December 31, 2010, an insignificant amount of interest and penalties are included in long-term income taxes payable.

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

The following tables set forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,
	2011		2010
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic and diluted net loss per share:
Numerator:
Allocation of undistributed earnings	$(461)	$(10,124)	$(528)	$(11,962)
Denominator:
Weighted-average common shares outstanding	4,788	105,204	4,788	108,533
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.11)	$(0.11)

	Six Months Ended June 30,
	2011		2010
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$(652)	$(14,163)	$5,271	$133,138
Denominator:
Weighted-average common shares outstanding	4,788	104,021	4,312	108,915
Basic net income (loss) per share	$(0.14)	$(0.14)	$1.22	$1.22

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$(652)	$(14,163)	$5,271	$133,138
Reallocation of undistributed earnings	—	—	(189)	189
Allocation of undistributed earnings for diluted computation	$(652)	$(14,163)	$5,082	$133,327
Denominator:
Number of shares used in basic computation	4,788	104,021	4,312	108,915
Dilutive potential shares from stock options, ESPP, Convertible notes and nonvested equity stock and stock units	—	—	—	4,207
Number of shares used in diluted computation	4,788	104,021	4,312	113,122
Diluted net income (loss) per share	$(0.14)	$(0.14)	$1.18	$1.18

*                 CRCS — Contingently Redeemable Common Stock

**          Other CS — Common Stock other than CRCS

For the three months ended June 30, 2011 and 2010, options to purchase approximately 11.5 million and 6.3 million shares, respectively, and for the six months ended June 30, 2011 and 2010, options to purchase approximately 10.0 million and 6.3 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended June 30, 2011 and 2010, an additional 2.1 million and 4.1 million shares, respectively, and for the six months ended June 30, 2011, an additional 2.4 million shares, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there were net losses for the periods.

11. Business Segments and Major Customers

Prior to 2010, Rambus operated in a single industry segment, the design, development and licensing of memory and logic interfaces, lighting and optoelectronics, and other technologies. In 2010, the Company reorganized, and as a result, starting at the end of the fourth quarter of 2010, Rambus has two business groups:  Semiconductor Business Group (“SBG”) which focuses on the design, development and licensing of semiconductor technology, and New Business Group (“NBG”) which focuses on the design, development and licensing of lighting and display technologies, mobile, data security and other technologies. In addition, the Company acquired CRI during the second quarter of 2011 which is part of NBG.

The Company evaluates the performance of its segments based on segment operating income (loss). Segment operating income (loss) does not include the allocation of any corporate functions (including human resources, facilities, legal, finance, information technology, corporate development, general administration, corporate licensing and marketing expenses, corporate research and development expenses, and cost of restatement) to the segments. Certain expenses are not allocated to the operating segments because they are not considered in evaluating the segments’ operating performance. Such unallocated expenses include stock-based compensation expenses, depreciation and amortization expenses, and certain bonus and acquisition expenses which are managed at the corporate level. The “Reconciling Items” category includes these unallocated and corporate expenses.

The table below presents reported segment revenues, and reported segment operating income (loss).

	For the Three months Ended June 30, 2011			For the Six months Ended June 30, 2011
	SBG	NBG	Total	SBG	NBG	Total
	(In thousands)
Revenues	$65,775	$439	$66,214	$128,151	$590	$128,741

Gain from settlement	$—	$—	$—	$6,200	$—	$6,200

Segment operating income (loss)	$56,462	$(3,802)	$52,660	$114,957	$(6,823)	$108,134
Reconciling items			(55,168)			(102,272)
Total operating income (loss)			$(2,508)			$5,862

	For the Three months Ended June 30, 2010			For the Six months Ended June 30, 2010
	SBG	NBG	Total	SBG	NBG	Total
	(In thousands)
Revenues	$38,675	$187	$38,862	$200,539	$187	$200,726

Gain from settlement	$10,300	$—	$10,300	$106,200	$—	$106,200

Segment operating income (loss)	$40,077	$(1,663)	$38,414	$288,259	$(2,583)	$285,676
Reconciling items			(45,087)			(90,183)
Total Operating income(loss)			$(6,673)			$195,493

The Company’s chief operating decision maker is the executive management team and it does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

The table below presents a reconciliation of reportable segment profit (loss) to the Company’s consolidated income before income taxes.

	For the Three months Ended	For the Six Months Ended
(in thousands)	June 30, 2011	June 30, 2011
SBG operating income	$56,462	$114,957
NBG operating loss	(3,802)	(6,823)
Unallocated amounts:
Corporate expenses	(30,868)	(60,582)
Unallocated expenses	(24,300)	(41,690)
Interest and other expense, net	(5,989)	(11,813)
Loss before income taxes	$(8,497)	$(5,951)

	For the Three months Ended	For the Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010
SBG operating income	$40,077	$288,259
NBG operating loss	(1,663)	(2,583)
Unallocated amounts:
Corporate expenses	(27,754)	(54,406)
Unallocated expenses	(17,333)	(35,777)
Interest and other expense, net	(3,424)	(9,015)
Income (loss) before income taxes	$(10,097)	$186,478

Three customers accounted for 38%, 13% and 12%, respectively, of revenue in the three months ended June 30, 2011. Three customers accounted for 38%, 17% and 10%, respectively, of revenue in the three months ended June 30, 2010. Three customers accounted for 34%, 13% and 12%, respectively, of revenue in the six months ended June 30, 2011. One customer accounted for 76% of revenue in the six months ended June 30, 2010.

Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Japan	$26,649	$18,837	$56,250	$37,873
Korea	25,074	14,713	44,218	151,879
North America	14,469	5,292	28,096	10,777
Asia-Other	15	13	163	58
Europe	7	7	14	139
Total	$66,214	$38,862	$128,741	$200,726

At June 30, 2011, of the $71.2 million of total property, plant and equipment, approximately $70.3 million were located in the United States, $0.8 million were located in India and $0.1 million were located in other foreign locations. At December 31, 2010, of the $67.8 million of total property, plant and equipment, approximately $66.7 million were located in the United States, $1.0 million were located in India and $0.1 million were located in other foreign locations.

12. Amortizable Intangible Assets and Goodwill

Intangible Assets

The components of the Company’s intangible assets as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents (useful life of 3 to 10 years)	$24,433	$(11,167)	$13,266
Customer contracts and contractual relationships (useful life of 1 to 10 years)	33,550	(3,782)	29,768
Existing technology (useful life of 3 to 7 years)	159,350	(8,471)	150,879
Intellectual property (useful life of 4 years)	10,384	(10,384)	—
Non-competition agreement (useful life of 3 years)	400	(108)	292
Total intangible assets	$228,117	$(33,912)	$194,205

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents (useful life of 3 to 10 years)	$24,433	$(9,361)	$15,072
Customer contracts and contractual relationships (useful life of 1 to 10 years)	4,050	(3,127)	923
Existing technology (useful life of 3 to 7 years)	29,950	(4,959)	24,991
Intellectual property (useful life of 4 years)	10,384	(10,384)	—
Non-competition agreement (useful life of 3 years)	100	(100)	—
Total intangible assets	$68,917	$(27,931)	$40,986

Amortization expense for intangible assets for the three and six months ended June 30, 2011 was $4.0 million and $6.0 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2010 was $1.2 million and $2.3 million, respectively.

During the second quarter of 2011, the Company acquired CRI. As part of the acquisition, the Company acquired the following intangible assets with fair values determined as of the acquisition date:

	Total	Estimated Useful Life
	(in thousands)	(in years)
Existing technology	$129,400	7
Customer relationships	17,300	7
Favorable contracts	12,200	2
Non-competition agreements	300	3
Total	$159,200

The favorable contracts are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts will reduce the favorable contract intangible asset.  The estimated useful life is based on expected payment dates related to the favorable contracts.  The group of purchased intangible assets has an estimated weighted average useful life of approximately 7 years from the date of acquisition. Refer to Note 16, “Acquisition” for additional details.

The estimated future amortization expense of intangible assets as of June 30, 2011 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2011 (remaining 6 months)	$16,179
2012	34,536
2013	31,471
2014	27,330
2015	26,679
Thereafter	58,010
$194,205

Goodwill

As a result of the CRI acquisition, the Company recorded approximately $97.0 million of goodwill during the three months ended June 30, 3011. CRI is a new reporting unit within the NBG reportable segment which focuses on data security technology. Refer to Note 16, “Acquisition” for additional details.

Goodwill information for each reporting unit is as follows:

	December 31,	Addition to	June 30,
Reporting Units:	2010	Goodwill (1)	2011
	(In thousands)
SBG	$4,454	$—	$4,454
CRI	—	96,994	96,994
Lighting and Display Technology group (“LDT”)	13,700	—	13,700
Total	$18,154	$96,994	$115,148

(1)          The addition to goodwill resulted from a business combination which was completed in June 2011. See Note 16, “Acquisition” for further details.

No goodwill was impaired as of June 30, 2011 and December 31, 2010.

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

On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. On August 31, 2009, Hynix filed its opening brief. On December 7, 2009, Rambus filed its answering and opening cross-appeal brief. Hynix’s reply and answering brief was filed February 16, 2010, and Rambus’s reply was filed February 23, 2010. Oral argument was coordinated with the appeal in the Micron Delaware case (discussed below) and held on April 5, 2010. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. On May 13, 2011, the Federal Circuit issued its opinion (1) concluding that the district court erred in applying too narrow a standard of reasonable foreseeability and vacating the district court’s findings of fact and conclusions of law regarding spoliation; (2) affirming the district court’s decisions on waiver and estoppel; (3) affirming the district court’s claim construction order; (4) affirming the district court’s order denying Hynix’s motion for judgment as a matter of law or for a new trial on the basis of written description; (5) affirming the district court’s order denying Hynix’s motion for a new trial on the basis of obviousness; and (6) affirming the district court’s grant of Hynix’s motion for summary judgment for the claims at issue in Rambus’s cross-appeal. The Federal Circuit vacated the district court’s final judgment and remanded the case to the district court for further proceedings consistent with the Federal Circuit’s opinions in the Micron and Hynix cases. On June 27, 2011, Rambus filed a petition requesting that the Federal Circuit rehear the Hynix appeal if the Federal Circuit accepts the petition for rehearing Rambus filed in the Micron case. On June 27, 2011, Hynix filed a petition for rehearing and rehearing en banc with respect to the issues of equitable estoppel, implied waiver, and claim construction. On July 29, 2011, the Federal Circuit denied the parties’ petitions.

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

On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the point at which the court determined that Rambus should have known litigation was reasonably foreseeable. The court issued an accompanying order declaring the 12 patents in suit unenforceable against Micron (the “Delaware Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus filed its opening brief on July 2, 2009. On August 28, 2009, Micron filed its answering brief. On October 14, 2009, Rambus filed its reply brief. Oral argument was coordinated with the appeal in the Hynix case (discussed above) and held on April 5, 2010. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. On May 13, 2011, the Federal Circuit issued its opinion affirming the district court’s determination that Rambus spoliated documents, vacating the district court’s dismissal sanction (including the district court’s determination of bad faith and prejudice), and remanding the case to the district court for further consideration consistent with its opinion. On June 27, 2011, Rambus filed a petition for rehearing and rehearing en banc with respect to the issues of spoliation, bad faith, and prejudice. On July 29, 2011, the Federal Circuit denied Rambus’s petition.

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

A jury trial against Micron and Hynix began on June 20, 2011. Trial remains ongoing.

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

On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 31, 2010, the plaintiffs filed a second amended complaint. On December 2, 2010, Rambus filed a demurrer to plaintiffs’ second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things. On May 12, 2011, the court sustained Rambus’ demurrer without leave to amend. Judgment in favor of Rambus was entered on June 15, 2011.

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

NVIDIA Litigation

U.S District Court in the Northern District of California

On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for SDR, DDR, DDRx, GDDR, and GDDRy (where DDRx and GDDRy includes at least DDR2, DDR3 and GDDR3) technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Discovery is proceeding as to issues not stayed by the court’s order. On August 1, 2011, NVIDIA filed an answer denying Rambus’s claims and counterclaims alleging violations of federal antitrust laws, breach of contract, promissory estoppel, and deceptive practices in connection with Rambus’ participation in JEDEC and alleged spoliation of evidence. NVIDIA seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by NVIDIA, compensatory and other damages, injunctive relief, and attorneys’ fees. A claim construction hearing is scheduled for January 11, 2012.

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

On July 26, 2010, the ITC issued its final determination affirming the administrative law judge’s initial determination with certain modifications to provide further analysis of issues related to obviousness. The ITC found that respondents failed to demonstrate that Rambus’ patent rights are exhausted with respect to accused products that incorporate Samsung memory. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation by any respondent of memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents; and (2) a cease and desist order prohibiting respondents with commercially significant inventories of infringing products in the United States from importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation), and soliciting U.S. agents or distributors for, memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents, in violation of 19 U.S.C. § 1337. The ITC determined that the amount of the bond to permit importation during the sixty-day Presidential review period was 2.65 percent of the entered value of the subject imports. The ITC denied respondents’ request for stay and terminated the investigation. The parties have each filed opening, responsive, and reply appellate briefs with the Federal Circuit. No date for oral argument has been scheduled.

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

Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation

International Trade Commission 2010 Investigation

On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and certain Serial AT Attachment (“SATA”) and Serial Attached SCSI (“SAS”) interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents.  The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those companies’ accused products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. As described more fully above, the complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation.  On December 29, 2010, the ITC instituted the investigation. On June 20, 2011, the administrative law judge granted a joint motion by Rambus and Freescale to terminate the investigation as to Freescale pursuant to the parties’ settlement agreement. A final hearing before the administrative law judge is scheduled for October 12-20, 2011. Under the current schedule, the final initial determination is due on or before January 4, 2012, and the target date is May 4, 2012.

U.S District Court in the Northern District of California

On December 1, 2010, Rambus filed complaints against Broadcom, Freescale, LSI, MediaTek and STMicroelectronics in the U.S. District Court for the Northern District of California alleging that 1) products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics infringe patents from the Barth family of patents; 2) those same products and products from those companies that incorporate SDR memory controllers infringe patents from the Farmwald-Horowitz family; and 3) products having certain peripheral interfaces, including PCI Express, DisplayPort, and certain SATA and SAS interfaces, from Broadcom, Freescale, LSI and STMicroelectronics infringe patents from the Dally family of patents. On January 24, January 26, and March 1, 2011, LSI, Broadcom, and STMicroelectronics filed their respective answers denying Rambus’s allegations and asserting counterclaims seeking declarations of non-infringement and invalidity, and unenforceability with respect to at least certain of the patents in suit. Rambus filed answers denying the allegations in LSI’s, Broadcom’s, and STMicroelectronics’ counterclaims on February 14, February 16, and March 22, 2011, respectively. On February 7 and March 7, 2011, Freescale and MediaTek filed their respective answers denying Rambus’s allegations. Responses to the complaints in the remainder of these actions are not yet due. On January 26, 2011, Freescale filed a motion to stay the case against Freescale. On January 28, 2011, Broadcom, Mediatek, and LSI filed motions to stay their respective actions. On February 4, 2011, STMicroelectronics filed a motion to stay its action. Rambus has opposed entry of any stay as to certain patents not overlapping with patents asserted in the ITC 2010 investigation. A hearing on these motions to stay was held on April 21, 2011. On June 7, 2011, Rambus’s complaint against Freescale was dismissed pursuant to the parties’ settlement agreement. On June 13, 2011, the Court granted in part the motions to stay and denied them as to certain patents not overlapping with patents asserted in the ITC 2010 investigation. Discovery is ongoing.

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

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$168,847	$168,847	$—	$—
U.S. government bonds and notes	65,592	—	65,592	—
Corporate notes, bonds and commercial paper	113,958	—	113,958	—
Total available-for-sale securities	$348,397	$168,847	$179,550	$—

	As of December 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$132,364	$132,364	$—	$—
U.S. government bonds and notes	266,817	48,604	218,213	—
Corporate notes, bonds and commercial paper	95,724	—	95,724	—
Total available-for-sale securities	$494,905	$180,968	$313,937	$—

The Company monitors the investment for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company evaluated the fair value of the investment in the non-marketable security as of June 30, 2011 and determined that there were no events that caused a decrease in its fair value below the carrying cost.

The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charges for the Three Months Ended June 30, 2010
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

	As of December 31, 2010
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2010
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011			As of December 31, 2010
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$127,258	$192,263	$172,500	$121,500	$224,504

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As of June 30, 2011, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance, specific factors relating to the business underlying the investment, reductions in carrying values when applicable and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the six months ended June 30, 2011, the Company has not incurred any impairment loss on its investments.

15. Convertible Notes

The Company’s convertible notes are shown in the following table.

(in thousands)	As of June 30, 2011	As of December 31, 2010
5% Convertible Senior Notes due 2014 (the “2014 Notes”)	$172,500	$172,500
Unamortized discount	(45,242)	(51,000)
Total convertible notes	$127,258	$121,500
Less current portion	—	—
Total long-term convertible notes	$127,258	$121,500

As of June 30, 2011, none of the conversion conditions were met related to the 2014 Notes. Therefore, classification of the entire equity component for the 2014 Notes as permanent equity is appropriate as of June 30, 2011.

Interest expense related to the notes for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,156	$4,312	$4,312
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	3,056	1,584	6,072	4,486
Zero Coupon Convertible Senior Notes due 2010 amortization of discount at an effective interest rate of 8.4%	—	—	—	958
Total interest expense on convertible notes	$5,212	$3,740	$10,384	$9,756

16. Acquisition

On May 12, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Padlock Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), CRI, a California corporation, and the shareholder representative party thereto. On June 3, 2011, the Company completed its acquisition of CRI by acquiring all issued and outstanding common shares of CRI. Pursuant to the terms of the Merger Agreement, on June 3, 2011, Merger Sub merged with and into CRI, with CRI as the surviving corporation and a wholly owned subsidiary. Under the terms of the Merger Agreement, the Company paid approximately $257.2 million consisting of cash and approximately 6.4 million shares of the Company’s common stock. Of the consideration, $15.0 million in cash and approximately 1.3 million of the Company’s common stock were deposited into an escrow account until December 2012, subject to any claims, to fund any indemnification obligations to the Company following the consummation of the merger. In addition, as part of the requirements of the Merger Agreement, on June 7, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 which registers the resale of the shares of common stock received by the former shareholders of CRI. The acquisition of CRI expands the Company’s technologies available for licensing with complementary technologies from CRI that include patented innovations and solutions for content protection, network security and anti-counterfeiting. Additionally, CRI is part of the NBG reportable segment.

As part of the acquisition, the Company agreed to pay $50.0 million to certain CRI employees and contractors in cash or the Company’s common stock, at the Company’s option, over three years following June 3, 2011 (the “Retention Bonus”).  The Retention Bonus will be paid in three installments of approximately $16.7 million on June 3, 2012, June 3, 2013, and June 3, 2014. The Retention Bonus payouts are subject to the condition of employment, and therefore, treated as compensation and expensed as incurred. The portion of the Retention Bonus that is forfeited by employees that have left the Company prior to payout will be accelerated and the forfeited amount will be paid out to a designated charitable organization. The first payment will be made in cash and the following two payments will be made in either cash or shares of the Company’s common stock, at the Company’s option.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation has been finalized. The Company expensed the related transaction costs amounting to approximately $3.8 million. The related transaction costs were recorded in the marketing, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the consideration paid by the Company (in thousands):

Cash	$168,805
Common Stock (6,380,806 shares at $13.86 per share)	88,438
Total	$257,243

The 6,380,806 shares of common stock issued were valued based on the closing stock price at the date of the acquisition which amounted to $88.4 million.

The purchase price allocation for the business acquired is based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of June 3, 2011 (the acquisition closing date). The purchase price from the business combination was allocated as follows:

Total
(in thousands)
Cash	$1,424
Accounts receivable	1,140
Identified intangible assets	159,200
Property and equipment	965
Other assets	133
Goodwill	96,994
Liabilities	(2,613)
Total	$257,243

The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of CRI. All of this goodwill is expected to be deductible for tax purposes.

The identified intangible assets assumed in the acquisition of CRI were recognized as follows based upon their fair values as of the acquisition date:

	Total	Estimated Useful Life
	(in thousands)	(in years)
Existing technology	$129,400	7
Customer relationships	17,300	7
Favorable contracts	12,200	2
Non-competition agreements	300	3
Total	$159,200

The favorable contracts are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts will reduce the favorable contract intangible asset.  The estimated useful life is based on expected payment dates related to the favorable contracts. The group of purchased intangible assets has an estimated weighted average useful life of approximately 7 years from the date of acquisition.

The fair value of the existing technology and customer relationships was determined based on an income approach using the discounted cash flow method. Discount rates of 30% and 26% were used to value the existing technology and customer relationships, respectively. The estimated discount rates were based on implied rate of return of the transaction, adjusted for specific risk profile of the asset. The remaining useful life for the existing technology was based on historical product development cycles, the projected rate of technology attrition, and the pattern of projected economic benefit of the asset. The remaining useful life of customer relationships was estimated based on customer attrition, new customer acquisition and future economic benefit of the asset.

The fair value of the favorable contracts was determined based on an income approach using the discounted cash flow method with a discount rate of 9%. The favorable contracts will be reduced as cash is received from the customers.

The fair value of the non-competition agreements were determined based on the income approach using the discounted cash flow method with a 26% discount rate. The estimated useful life was determined based on the future economic benefit expected to be received from the assets.

The CRI business combination is included in our NBG reportable segment. Additionally, the condensed consolidated financial statements include no revenue and approximately $5.3 million of losses of CRI from the date of acquisition through June 30, 2011.

The following unaudited pro forma financial information presents the combined results of operations for the Company and CRI as if the acquisition had occurred on January 1, 2010. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2010, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition (unaudited, in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$68,268	$40,594	$133,335	$207,313
Net income (loss)	$(41,027)	$(18,107)	$(52,504)	$128,224
Net income (loss) per share - diluted	$(0.35)	$(0.15)	$(0.46)	$1.04

Pro forma earnings for 2011 were adjusted to exclude $3.8 million of acquisition-related costs incurred in 2011. Consequently, pro forma earnings for 2010 were adjusted to include these costs.

17. Subsequent Event

On July 20, 2011, Samsung provided the Company with notice (the “Put Notice”) that it was exercising the one-time put right (the “Put Right”)  pursuant to the terms of the Stock Purchase Agreement to put back to the Company approximately 4.8 million Shares subject to the Put Right for cash of $100.0 million. The Company has up to 30 days from the receipt of the Put Notice to purchase and pay for the approximately 4.8 million Shares, and intends to close the transaction on or about 30th day, which is August 19, 2011. The Company has the right under the Stock Purchase Agreement to accelerate such closing date prior to the 30th day. The Company intends to fund the purchase of the Shares with available cash.

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
LSI Corporation	LSI
MediaTek Inc.	MediaTek

Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

Business Overview

We are a premier intellectual property and technology licensing company. Our primary focus is the creation, design, development and licensing of patented innovations, technologies and architectures that are foundational to nearly all digital electronics products and systems. Our patented innovations and technologies aim to improve the performance, power efficiency, time-to-market and cost-effectiveness of our customers’ products, components and systems offered and used in semiconductors, computers, mobile applications, gaming and graphics, consumer electronics, lighting displays, general lighting and data security. By licensing our patented innovations and technologies, we hope to continuously enrich the end-user experience of the digital electronics products and systems marketed and sold by our customers and licensees. We believe we have established an unparalleled licensing platform and business model that will continue to foster the development of new foundational and leading innovations and technologies. As a result, our goal is to create significant licensing opportunities, and thereby perpetuate strong company operating performance and long term stockholder value.

While we have historically focused our efforts in developing and licensing patented innovations and technologies for the semiconductor industry, particularly in the area of chip interfaces, we have initiated diversification efforts to expand our portfolio of patented innovations and technologies into lighting and displays, mobile communications and additional semiconductor technologies. In the second quarter of 2011, we expanded our portfolio of patented innovations and technologies into data security technologies through the acquisition of CRI. We expect to continue this diversification initiative through the acquisition of assets and the hiring of the inventors, scientists and engineers who will lead the effort to further develop these patented innovations and technologies in these new areas of focus.

During 2010, we initiated an internal structural reorganization to establish separate business groups for our semiconductor industry focused operations (SBG) and operations focused on new or emerging licensing opportunities (NBG) which includes our LDT and recently acquired CRI groups. We expect this internal realignment to help drive efficiencies in operations and optimize our licensing platform and business model as we expand and diversify into new markets. Segment information is not separately discussed below as the operating results for NBG did not meet the quantitative thresholds for segment reporting in 2010. For additional information concerning segment reporting, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

As of June 30, 2011, our semiconductor, chip interface, lighting, display and other technologies are covered by approximately 1,280 U.S. and foreign patents. Additionally, we have approximately 960 patent applications pending. These patents and patent applications cover important inventions in memory and logic chip interfaces, optoelectronics, mobile applications and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their digital electronics products and systems.

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

Our patent licensing agreements may provide a license to all or part of our patent portfolio for a particular use, product or technology. The patent license essentially provides our customers with a defined right to use our patented innovations in the customer’s own digital electronics products and systems. Patent license agreements are generally structured with variable royalty payments, although some agreements include fixed payments over certain defined periods. Leading semiconductor companies, such as AMD, Elpida, NVIDIA, Panasonic, Renesas, Samsung and Toshiba, currently pay us royalties for patents they may use in their own products.

We also offer our customers technology licenses. We typically offer technology licenses to support the implementation and adoption of our patented innovations and technologies through know-how and technology transfers, product design, development, and system integration consulting and engineering services. Our technology license offerings also include a range of solutions developed by Rambus, which include “leadership” solutions (which are Rambus-proprietary solutions widely licensed to our customers) and industry-standard solutions that we provide to our customers under license for incorporation into our customers’ digital electronics products and systems. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us. Our technology licensees include leading companies such as Elpida, IBM, Panasonic, Samsung, Sony and Toshiba.

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

Executive Summary

During the second quarter of 2011, we signed a patent license agreement with Freescale Semiconductor. Additionally, we continue to pursue other revenue opportunities in order to grow our revenue. On June 3, 2011, we completed our largest acquisition to date, CRI, a security research and development and licensing company. We acquired all of the issued and outstanding common shares of CRI in exchange for cash of $168.8 million and Common Stock with a value of approximately $88.4 million at closing. This acquisition expands the breadth of Rambus’ technologies available for licensing with complementary technologies from CRI that include patented innovations and solutions for content protection, network security and anti-counterfeiting. In connection with the acquisition of CRI, we are obligated to pay retention bonuses to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions, including continued employment with us, in cash or stock at our election, in three equal amounts of approximately $16.7 million, on June 2, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be paid by us to a designated charity. See Note 16, “Acquisition,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three and six months ended June 30, 2011 increased $5.5 million and $8.4 million, respectively, as compared to the same periods in 2010 primarily due to the additional headcount to support our business, additional amortization expense related to intangible assets acquired as well as the accrual of the CRI retention bonuses as discussed above, offset by the decrease in funding for our 2011 Corporate Incentive Plan (“CIP”) which is lower than our 2010 CIP. As a percentage of revenue, as compared to the same periods in 2010, engineering expenses decreased for the three months ended June 30, 2011 primarily due to higher revenue and increased for the six months ended June 30, 2011 primarily due to lower revenue and higher expenses. Marketing, general and administrative expenses in the aggregate increased $8.3 million and $9.6 million, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to higher litigation expenses. As a percentage of revenue, as compared to the same periods in 2010, marketing, general and administrative expenses decreased for the three months ended June 30, 2011 primarily due to higher revenue. Our lower revenue combined with the increase in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to increase as a percentage of revenue for the six months ended June 30, 2011. Additionally, for the three and six months ended June 30, 2011, we incurred costs of restatement and related legal activities of $0.7 million and $1.9 million, respectively, primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation.

Trends

There are a number of trends that we expect may or will have a material impact on us in the future, including global economic conditions with the resulting impact on sales, continuing pursuit of litigation against companies that we believe have infringed our patented technologies and shifts in our overall effective tax rate.

We have a high degree of revenue concentration, with our top five licensees representing approximately 77% and 75% of our revenue for the three and six months ended June 30, 2011 as compared to 83% and 91% for the three and six months ended June 30, 2010. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the three and six months ended June 30, 2011, revenue from Elpida, NVIDIA and Samsung each accounted for 10% or more of our total revenue. For the three months ended June 30, 2010, revenue from Renesas, Samsung and Toshiba each accounted for 10% or more of our total revenue. For the six months ended June 30, 2010, revenue from Samsung accounted for 10% or more of our total revenue.

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

The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to CCFL and LED driven technology by the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves `energy costs as compared to existing installed lighting. Our LDT group has numerous patents in LED edge lit lightguide technology which can be applied in the design of next generation LED lighting products. Our goal is to be a major player in the general lighting industry with our technology and towards that effort we have established a technology center in Brecksville, Ohio.

Our revenue from companies headquartered outside of the United States accounted for approximately 78% of our total revenue for both the three and six months ended June 30, 2011, respectively, as compared to 87% and 95% for the three and six months ended June 30, 2010, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

For additional information concerning international revenue, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Engineering costs in the aggregate increased and as a percentage of revenue decreased for the three months ended June 30, 2011, and in the aggregate and as a percentage of revenue increased for the six months ended June 30, 2011, as compared to the same periods in the prior year. In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations in semiconductor and lighting technologies and newly acquired businesses, such as CRI.

Marketing, general and administrative expenses in the aggregate increased and as a percentage of revenue decreased for the three months ended June 30, 2011, and in the aggregate and as a percentage of revenue increased for the six months ended June 30, 2011, as compared to the same periods in the prior year. Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses will continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will continue to increase marketing, general and administrative expenses as litigation expenses will continue to increase until such litigation is resolved.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Royalties	92.1%	98.3%	93.4%	99.0%
Contract revenue	7.9%	1.7%	6.6%	1.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	9.2%	4.7%	7.2%	1.8%
Research and development*	36.5%	59.1%	36.8%	22.3%
Marketing, general and administrative*	57.0%	75.7%	54.7%	30.3%
Costs of restatement and related legal activities	1.1%	4.2%	1.5%	1.1%
Gain from settlement	—%	(26.5)%	(4.8)%	(52.9)%
Total operating costs and expenses	103.8%	117.2%	95.4%	2.6%
Operating income (loss)	(3.8)%	(17.2)%	4.6%	97.4%
Interest income and other income (expense), net	(1.2)%	0.8%	(1.1)%	0.4%
Interest expense	(7.8)%	(9.6)%	(8.1)%	(4.9)%
Interest and other income (expense), net	(9.0)%	(8.8)%	(9.2)%	(4.5)%
Income (loss) before income taxes	(12.8)%	(26.0)%	(4.6)%	92.9%
Provision for income taxes	3.2%	6.1%	6.9%	23.9%
Net income (loss)	(16.0)%	(32.1)%	(11.5)%	69.0%

*Includes stock-based compensation:

Cost of revenue	0.4%	0.1%	0.3%	0.1%
Research and development	3.8%	7.0%	3.9%	2.6%
Marketing, general and administrative	6.4%	13.4%	6.9%	5.2%

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Total Revenue
Royalties	$61.0	$38.2	59.6%	$120.2	$198.7	(39.5)%
Contract revenue	5.2	0.7	682.7%	8.5	2.0	328.5%
Total revenue	$66.2	$38.9	70.4%	$128.7	$200.7	(35.9)%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $23.4 million to $55.3 million for the three months ended June 30, 2011 from $31.9 million for the same period in 2010. The increase was primarily due to the complete allocation of Samsung’s quarterly license payment to revenue in the second quarter of 2011 as well as revenue recognized from agreements signed with Elpida and NVIDIA in the second half of 2010.

Our patent royalties decreased approximately $78.6 million to $106.4 million for the six months ended June 30, 2011 from $185.0 million for the same period in 2010. The decrease was primarily due to the initial recognition of revenue from the settlement agreement signed with Samsung during the first quarter of 2010.

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

Technology Licenses

Royalties from technology licenses decreased approximately $0.6 million to $5.7 million for the three months ended June 30, 2011 from $6.3 million for the same period in 2010. The decrease was primarily due to lower royalties from XDRTM DRAM associated with decreased shipments of the Sony PlayStation®3 product.

Royalties from technology licenses increased approximately $0.1 million to $13.8 million for the six months ended June 30, 2011 from $13.7 million for the same period in 2010. The increase was primarily due to higher royalties reported from one of our customers related to serial link-compatible products in the first half of 2011.

In the future, we expect technology royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix as well as our success of adding new licensees and renewing existing license agreements.

Contract Revenue

Contract revenue increased approximately $4.5 million to $5.2 million for the three months ended June 30, 2011 from $0.7 million for the same period in 2010. Contract revenue increased approximately $6.5 million to $8.5 million for the six months ended June 30, 2011 from $2.0 million for the same period in 2010. The increase in both periods was primarily due to new technology development contracts.

We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.

Engineering costs:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Engineering costs
Cost of revenue	$5.8	$1.8	225.2%	$8.8	$3.5	149.3%
Stock-based compensation	0.3	0.0	886.2%	0.4	0.1	217.1%
Total cost of revenue	6.1	1.8	235.8%	9.2	3.6	151.7%
Research and development	21.7	20.3	7.1%	42.5	39.4	7.9%
Stock-based compensation	2.5	2.7	(7.9)%	5.0	5.3	(5.1)%
Total research and development	24.2	23.0	5.4%	47.5	44.7	6.4%
Total engineering costs	$30.3	$24.8	22.1%	$56.7	$48.3	17.4%

Total engineering costs increased 22.1% and 17.4% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 primarily due to additional headcount to support our business, additional amortization expense related to intangible assets acquired as well as the accrual of the CRI retention bonuses, offset by the decrease in funding for our 2011 CIP which is lower than our 2010 CIP.

In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.

Marketing, general and administrative costs:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$22.0	$19.0	15.7%	$40.9	$38.3	6.6%
Litigation expense	11.5	5.2	120.6%	20.7	12.2	69.1%
Stock-based compensation	4.2	5.2	(18.2)%	8.9	10.4	(14.0)%
Total marketing, general and administrative costs	$37.7	$29.4	28.3%	$70.5	$60.9	15.6%

Total marketing, general and administrative costs increased 28.3% and 15.6% for the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to the increased litigation expenses related to ongoing major cases. Non-litigation related marketing, general and administrative costs increased for the three and six months ended June 30, 2011 primarily due to the acquisition costs related to CRI and the increase in headcount to support our business offset by the decrease in funding for our 2011 CIP which is lower than our 2010 CIP and lower stock-based compensation expense.

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

Cost of restatement and related legal activities:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Cost of restatement and related legal activities	$0.7	$1.6	(56.5)%	$1.9	$2.2	(13.5)%

Cost of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

Costs of restatement and related legal activities were $0.7 million for the three months ended June 30, 2011 primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation.

Costs of restatement and related legal activities were $1.9 million for the six months ended June 30, 2011 primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

Gain from settlement:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Gain from settlement	$—	$10.3	(100.0)%	$6.2	$106.2	(94.2)%

The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes option pricing model and a residual approach (collectively the “Fair Value”). There was no gain from settlement recognized during the three months ended June 30, 2011. The total gain from settlement is $133.0 million, of which $6.2 million was recognized during the six months ended June 30, 2011. The total gain from settlement related to the settlement with Samsung of $133.0 million has been recognized as of the end of the first quarter of 2011.The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.

Interest and other income (expense), net:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Interest income and other income (expense), net	$(0.8)	$0.3	(345.9)%	$(1.4)	$0.7	(292.8)%
Interest expense on convertible notes	(5.2)	(3.7)	39.4%	(10.4)	(9.7)	6.4%
Interest and other income (expense), net	$(6.0)	$(3.4)	74.9%	$(11.8)	$(9.0)	31.0%

Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities offset by interest expense associated with our imputed facility lease obligations.

Interest expense on convertible notes consists of non-cash interest expense related to the amortization of the debt discount on the 5% convertible senior notes due 2014 (the “2014 Notes”) and the zero coupon convertible senior notes due 2010 (the “2010 Notes”), which were repaid during the first quarter of 2010, as well as the coupon interest related to the 2014 Notes. We expect interest expense to increase steadily as the 2014 Notes reach maturity.

Provision for income taxes:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Provision for income taxes	$2.1	$2.4	(12.7)%	$8.9	$48.1	(81.6)%
Effective tax rate	(24.6)%	(23.7)%		(148.9)%	25.8%

Our effective tax rates for the three and six months ended June 30, 2011 are different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses not benefitted, partially offset by foreign tax credits.  During the quarter ended June 30, 2011, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we are projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740 Income Taxes.

During the three and six months ended June 30, 2011, we paid withholding taxes of $4.1 million each quarter. We recorded a provision for income taxes of $2.1 million and $8.9 million, respectively, for the three and six months ended June 30, 2011, which is primarily comprised of withholding taxes and other foreign taxes. As we continue to maintain a valuation allowance against our U.S. deferred tax assets, our tax provision is based primarily on the withholding taxes, other foreign taxes and state taxes.

Our effective tax rates for the three and six months ended June 30, 2010 are lower than the U.S. statutory tax rate due to a full valuation allowance on our U.S. net deferred tax assets, partially offset by foreign withholding taxes and state alternative minimum taxes.

Liquidity and Capital Resources

	As of
	June 30, 2011	December 31, 2010
	(In millions)
Cash and cash equivalents	$179.8	$215.3
Marketable securities	179.6	296.7
Total cash, cash equivalents, and marketable securities	$359.4	$512.0

	Six Months Ended June 30,
	2011	2010
	(In millions)
Net cash provided by operating activities	$15.4	$176.4
Net cash used in investing activities	$(64.6)	$(99.1)
Net cash provided by (used in) financing activities	$13.6	$(31.9)

Liquidity

Our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for the next twelve months. Additionally, the majority of our cash and cash equivalents are in the U.S. Our cash needs for the six months ended June 30, 2011 were funded primarily from investing activities due to maturities of marketable securities and financing activities due to proceeds from the landlord for tenant improvements related to the lease in Sunnyvale and the issuance of common stock under our equity incentive plans.

Operating Activities

Cash provided by operating activities of $15.4 million for the six months ended June 30, 2011 was attributable to the net loss adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the six months ended June 30, 2011 primarily included decreases in accrued salaries due to the payout of the 2010 CIP and the bonus related to the Samsung settlement, offset by increases in deferred revenue and accounts payable.

Cash provided by operating activities of $176.4 million for the six months ended June 30, 2010 was primarily attributable to the net income, which included revenue and gains related to the settlement with Samsung, adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense and depreciation and amortization expense. Changes in operating assets and liabilities for the six months ended June 30, 2010 primarily included increases in accrued salaries due to the 2010 CIP and the bonus related to the Samsung settlement offset by decreases in accrued litigation.

Investing Activities

Cash used in investing activities of $64.6 million for the six months ended June 30, 2011 primarily consisted of cash paid for the acquisition of CRI of $167.4 million, net of cash acquired, purchases of available-for-sale marketable securities of $94.2 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $208.0 million. In addition, we paid $11.0 million to acquire property and equipment, primarily computer and machinery equipment and software.

Cash used in investing activities of approximately $99.1 million for the six months ended June 30, 2010 primarily consisted of purchases of available-for-sale marketable securities of $189.6 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $95.8 million and proceeds from sale of a marketable security of $1.5 million. In the second quarter of 2010, we purchased patents and businesses for an aggregate amount of $4.3 million. In addition, we paid $2.5 million to acquire property and equipment, primarily leasehold improvements for our new offices as well as computer and machinery equipment.

Financing Activities

Cash provided by financing activities was $13.6 million for the six months ended June 30, 2011 due primarily to the proceeds of $7.0 million received from the landlord for the tenant improvements related to the lease in Sunnyvale and $8.0 million from issuance of common stock under equity incentive plans. We also made payments of $0.9 million related to the principal payments against the lease financing obligation and $0.4 million under an installment payment plan to acquire intangible assets.

Cash used in financing activities was $31.9 million for the six months ended June 30, 2010 due primarily to the payment upon maturity of $137.0 million in face value of the 2010 Notes and stock repurchased with an aggregate price of $95.3 million under our share repurchase program, offset by proceeds received of $192.0 million from the issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and $9.5 million from issuance of common stock under our equity incentive plans. We also made payments totaling $1.2 million under installment payment plans to acquire intangible assets and equipment.

On July 20, 2011, we received notice from Samsung exercising their put right to put back to us approximately 4.8 million shares of our common stock for cash of $100.0 million, in accordance with the terms of the Stock Purchase Agreement with Samsung dated January 19, 2010. We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months, including the $100.0 million discussed above. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

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

Since certain improvements constructed by us are considered structural in nature and given our responsibility for any cost overruns, for accounting purposes, we were treated in substance as the owner of the construction project during the construction period. Accordingly, as of December 31, 2009, we had capitalized $25.1 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished building along with a corresponding financing obligation for the same amount.

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

Pursuant to the terms of the Sunnyvale Lease, the landlord has agreed to reimburse us approximately $9.1 million, of which $0.3 million was received in 2010 and $7.0 million was received in the first half of 2011. We expect the remaining $1.8 million to be received in the second half of 2011. We recognized the $7.3 million reimbursement as an additional imputed financing obligation under the FASB authoritative guidance as such payment from the landlord is deemed to be an imputed financing obligation. Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate determined in accordance with the requirements of sale leaseback accounting. For the three and six months ended June 30, 2011, we recognized in our statement of operations $0.8 million and $1.5 million, respectively, of interest expense in connection with the imputed financing obligation. At June 30, 2011, the imputed financing obligation balance in connection with the new facility was $33.8 million which was classified under long-term imputed financing obligation. At the end of the initial ten year lease term, should we decide not to renew the lease, we would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

In connection with the June 3, 2011 acquisition of Cryptography Research, Inc. (“CRI”), we are obligated to pay retention bonuses to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in cash or stock at our election, in three equal amounts of approximately $16.7 million, on June 2, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by us to a designated charity. See Note 16, “Acquisition,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the acquisition of CRI.

On July 20, 2011, we received notice from Samsung exercising their put right to put back to us approximately 4.8 million shares of our common stock for cash of $100 million. Refer to Note 17, “Subsequent Event” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further details.

As of June 30, 2011, our material contractual obligations are (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$47,522	$2,427	$4,914	$5,035	$5,155	$5,275	$24,716
Leases	4,517	1,393	2,075	371	357	321	—
Software licenses (3)	4,376	1,988	2,188	200	—	—	—
CRI retention bonus	50,000	—	16,667	16,667	16,666	—	—
Convertible notes	172,500	—	—	—	172,500	—	—
Interest payments related to convertible notes	25,876	4,313	8,625	8,625	4,313	—	—
Total	$304,791	$10,121	$34,469	$30,898	$198,991	$5,596	$24,716

(1)   The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $13.1 million including $8.4 million recorded as a reduction of long-term deferred tax assets and $4.7 million in long-term income taxes payable, as of June 30, 2011. As noted below in Note 9, “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time. The above table does not reflect possible payments in connection with the contingently redeemable common stock.

(2)   With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the condensed consolidated balance sheet are the interest on the imputed financing obligation and the estimated common area expenses over the future periods.

(3)   We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2011 which are also listed on our balance sheet under current and other long-term liabilities.

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provides Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to sell back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to

$100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

The Stock Purchase Agreement prohibits the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period on July 18, 2011, the Stock Purchase Agreement provides that Samsung may transfer a limited number of shares on a daily basis, provide us with a right of first offer for proposed transfers above certain daily limits, and, if no sale occurs to us under the right of first offer, allows Samsung to transfer the Shares. Under the Stock Purchase Agreement, we have also agreed that after the transfer restriction period, Samsung will have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

On July 20, 2011, we received notice from Samsung exercising their put right to put back to us approximately 4.8 million shares of our common stock for cash of $100.0 million. Refer to Note 17, “Subsequent Event” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further details.

Share Repurchase Program

During the three and six months ended June 30, 2011, we did not repurchase any shares of our Common Stock. As of June 30, 2011, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of June 30, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.

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

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate policy, we limit the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any single non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in U.S. Treasuries, U.S. Agencies, corporate bonds and municipal bonds and notes with maturities up to 36 months. However, the bias of our investment portfolio is shorter maturities. All investments must be U.S. dollar denominated.

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2011, we had an investment portfolio of fixed income marketable securities of $348.4 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2011, the fair value of the portfolio would decline by approximately $0.6 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$168,847	$168,847	$—	$—	0.01%
U.S. government bonds and notes	65,592	65,569	23	—	0.22%
Corporate notes, bonds and commercial paper	113,958	114,020	2	(64)	0.40%
Total cash equivalents and marketable securities	348,397	348,436	25	(64)
Cash	10,957	10,957	—	—
Total cash, cash equivalents and marketable securities	$359,354	$359,393	$25	$(64)

	December 31, 2010
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$132,364	$132,364	$—	$—	0.04%
U.S. government bonds and notes	266,817	266,840	29	(52)	0.26%
Corporate notes, bonds and commercial paper	95,724	95,773	8	(57)	0.39%
Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—
Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of June 30, 2011:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$192,263	$211,489	$173,037

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2011, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

The internal control over financial reporting related to the assets acquired under a business combination from CRI will be excluded from the evaluation of the effectiveness of the Company’s disclosure control and procedures as of the end of the year because the business was acquired in a business combination during the second quarter of 2011. Total assets, revenues and operating expenses of this business combination represent approximately 33%, 0% and 7%, respectively, of the related consolidated financial statement amounts as of and for the quarter ended June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We target system companies to adopt our chip interface technologies, particularly those that develop and market high volume business and consumer products, which were traditionally focused on PCs, including PC graphics processors, and video game consoles, and now include HDTVs, cellular and digital phones, personal digital assistants (“PDAs”), digital cameras and other consumer electronics that incorporate all varieties of memory and chip interfaces.  In particular, our strategy includes gaining acceptance of our technology in high volume consumer applications, including video game consoles, such as the Sony PlayStation®3, HDTVs and set top boxes.  As we diversify our technologies, such as through the establishment of our NBG operations, we will seek out other target markets in and related to computing, gaming and graphics, consumer electronics, mobile, general lighting, and security applications.  We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt our technologies, including, among others:

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

We also face competitive threats to our NBG operations. The display industry is intensely competitive and is impacted by rapid technological change, shifting government mandates, cyclical market patterns and increasing foreign and domestic competition.  In particular, our LDT group faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations. The security technology and other hardware device industry also faces robust competition.  Our CRI group faces competition from large semiconductor manufacturers and other companies that offer various security solutions, including without limitation, hardware with on-chip security features, software based offerings, and offer other products and services. Potential competitors may either develop their own competing offerings or acquire assets, companies, or businesses that provide products or services that compete with our security technologies.

If for any of these reasons we cannot effectively compete in these primary market segments, our results of operations could suffer.

If our NBG does not succeed, our results of operations may be adversely affected.

The future success of our NBG, which includes our LDT and CRI groups, depends on our ability to develop new or emerging licensing opportunities, diversify our business into lighting and displays, data security, mobile communications and additional semiconductor technologies. Specifically, for our LDT group, we will be required to improve the visual capabilities, form factor, power efficiency and cost-effectiveness of backlighting of LCD displays in products for computing, gaming and graphics, consumer electronics, mobile and general lighting applications. For CRI, we will be required to continue to develop and provide robust data security technologies that are effective for licensees.

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

Licensing of data security technologies also presents challenges in the face of intense competition. While we believe that CRI has developed innovative and effective DPA countermeasures and other security technologies, CRI will be required to continue to license these technologies and develop new security technologies in order to grow market acceptance and revenue.

The development, application and licensing of new technologies in lighting display and security is a complex process subject to a number of uncertainties, including the integration of our new businesses into the rest of our company. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our lighting and data security technologies more difficult.  If others develop innovative technologies that are superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology, and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  For the six months ended June 30, 2011 and 2010, research and development expenses were $47.5 million and $44.7 million, respectively, including stock-compensation of approximately $5.0 million and $5.3 million, respectively.  If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, especially with respect to our LDT group and any other new technologies that we pursue outside of our core memory and chip interface technologies, our operating results could decline.  Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies, and these investments may be independent of our level of revenue.  In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development.  We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration.  As a result of our settlement with Samsung, Samsung accounted for a significant portion of our ongoing licensing revenue since 2010.  Our top five licensees represented approximately 75% and 91% of our revenues for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011, revenues from Elpida, NVIDIA and Samsung each accounted for 10% or more of our total revenue.  For the six months ended June 30, 2010, revenue from Samsung accounted for 10% or more of our total revenue.  We expect to continue to experience significant revenue concentration for the foreseeable future.

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

Security breaches or vulnerabilities in our data security technologies could harm our reputation, result in financial losses and divert resources.

Because the techniques used by hackers to access or sabotage secure chip and other technologies change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and may not address them in our CRI data security technologies. Furthermore, our data security technologies may also fail to detect or prevent security breaches due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats.  An actual or perceived security breach of our licensees or their end-customers, regardless of whether the breach is attributable to the failure of our data security technologies, could adversely affect the market’s perception of our security technologies.  We may not be able to correct any security flaws or vulnerabilities promptly, or at all.  Any breaches, defects, errors or vulnerabilities in our data security technologies could result in:

•                  expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate or work-around breaches, errors or defects or to address and eliminate vulnerabilities;

•      financial liability to licensees for breach of certain contract provisions;

•                  loss of existing or potential licensees;

•                  delayed or lost revenue;

•                  delay or failure to attain market acceptance;

•                  negative publicity, which will harm our reputation; and

•                  litigation, regulatory inquiries or investigations that may be costly and harm our reputation.

We have in the past and may in the future make acquisitions or enter into mergers, strategic transactions or other arrangements that could cause our business to suffer.

As part of our strategic initiatives, we currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products, patents or technologies, and the entry into strategic transactions or other arrangements.  We completed a number of acquisitions in 2009, 2010 and 2011, including, most recently the acquisition of Cryptography Research, Inc.  These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant.  After completing our acquisitions, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results.  In addition:

•                  the key personnel of the acquired entity or business may decide not to work for us or may not perform according to our expectations;

•                  we may experience additional legal, financial and accounting challenges and complexities in areas such as licensing, tax planning, cash management and financial reporting;

•      we may experience challenges with existing or prospective licensees as a result of potential conflict between pre-existing and historical relationships and any newly acquired engagements and agreements;

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

•                  In connection with our strategic initiatives related to future acquisitions or mergers, strategic transactions or other arrangements, we may incur substantial expenses regardless of whether any transactions occur.  Further, the risks described above may be exacerbated as a result of managing multiple acquisitions simultaneously.

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

•                  the results of our efforts to expand into new target markets, such as with our LDT and CRI groups;

•                  changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own; and

•                  changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees.

We believe that royalties will continue to represent a majority of total revenue for the foreseeable future.  For the six months ended June 30, 2011 and 2010, royalties accounted for 93% and 99%, respectively, of our total revenue.  Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured.  As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.

A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

For the six months ended June 30, 2011 and 2010, revenue received from our international customers constituted approximately 78% of our total revenue in both periods.  As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We are subject to government restrictions and regulation, including on the sale of products and services that use encryption technology.

Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, from time to time, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys.  Restrictions on the sale or distribution of products or services containing encryption technology may impact the ability of CRI to license its data security technologies to the manufacturers and providers of such products and services in certain markets or may require CRI or its licensees to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of CRI licensees to comply with such restrictions, could delay or prevent the acceptance and use of such licensees’ products and services.  In addition, the United States and other countries have imposed export controls that prohibit the export of encryption technology to certain countries, entities and individuals. Our failure to comply with export, import and use regulations concerning encryption technology of CRI could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges.  Regulatory initiatives throughout the world can also create new and unforeseen regulatory obligations on us and the technology we develop, particularly for CRI.  The impact of these potential obligations varies based on the jurisdiction, but any such changes could impact whether we enter, maintain or expand our presence in a particular market or with particular potential licensees.

The recent natural disaster in Japan could disrupt our operations and those of our customers and adversely affect our results of operations.

A number of our licensees have headquarters and/or manufacturing facilities in Japan, depend on other Japanese suppliers for materials and/or depend on the Japanese market for ongoing product demand.  Some of our licensees’ may also have closed or limited operations resulting from the March 2011 earthquake and tsunami in Japan and may be affected by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to raw materials, limited ability to ship inventory and the risk of nuclear contamination.  Our current and potential licensees in Japan may be delayed in interacting with us as a result of the impact of the disaster on them, delaying renewals or entry into of new licenses.  If our licensees are unable to manufacture and ship the products that incorporate our technology or if our there is a decrease in product demand in Japan, our royalty revenue may decline as some of our licenses rely on per unit royalties.

Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breach at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay Area.  The San Francisco Bay Area is in close proximity to known earthquake fault zones.  Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events.  Should an earthquake or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results.  We also rely on our network infrastructure and technology systems for operational support and business activities, which are subject to damage from malicious code and other related vulnerabilities common to networks and computer systems, including acts of vandalism and potential security breach by third parties.  Acts of terrorism, widespread illness, war, and any event that causes failures or interruption in our networking infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.

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

•                  issuance of shares from the CRI acquisition and sale of those shares under the Form S-3 registration statement

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

In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors.  The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty.  While we have settled the derivative and securities fraud class actions, the individual lawsuits continue to be adjudicated.  For more information about the historic litigation described above, see Note 13, “Litigation and Asserted Claims,” of Notes to Unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q.  The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.  Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly.  Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to our past and any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

In addition, we will be required to purchase the shares of contingently redeemable common stock for an aggregate purchase price of $100.0 million that have been put back to us by Samsung in August 2011 pursuant to our existing contract terms, which would reduce our cash resources.

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

•      certain provisions in our bylaws and certificate of incorporation such as notice to stockholders, the ability to call a stockholder meeting, advance notice requirements and action of stockholders by written consent may only be amended with the approval of stockholders holding 66 2/3 % of our outstanding voting stock;

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

In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2011 to 2029.  Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on a Form 8-K and disclosed elsewhere in this report, the Company issued approximately 6.4 million shares of common stock as a result of the CRI acquisition, on June 3, 2011 in a private transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. See Note 16, “Acquisition,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further details.

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

RAMBUS INC.

Date: August 5, 2011	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Merger Agreement dated as of May 12, 2011, by and among Rambus Inc., Padlock Acquisition Corp., Cryptography Research, Inc. and the shareholder representative.

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated April 29, 2010.

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

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document

101.SCH±	XBRL Taxonomy Extension Schema Document

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB±	XBRL Taxonomy Extension Label Linkbase Document

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document

(1)  Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)  Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)  Incorporated by reference to the Form 10-Q filed on July 30, 2010.