Form 10-Q
period 2011-09-30
RAMBUS INC
filed 2011-10-31
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 109,961,324 as of September 30, 2011.

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

•             Contract revenue;

•             Operating results;

•             International licenses and operations;

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

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$160,844	$215,262
Marketable securities	131,909	296,747
Accounts receivable	917	2,600
Prepaid expenses and other current assets	10,101	10,898
Deferred taxes	1,863	2,420
Total current assets	305,634	527,927
Deferred taxes, long term	7,190	2,974
Intangible assets, net	189,363	40,986
Goodwill	115,148	18,154
Property, plant and equipment, net	72,494	67,770
Other assets	5,640	5,361
Total assets	$695,469	$663,172

LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,117	$5,952
Accrued salaries and benefits	27,488	31,634
Accrued litigation expenses	9,830	4,060
Deferred revenue	762	2,482
Other accrued liabilities	10,132	11,683
Total current liabilities	66,329	55,811
Convertible notes, long-term	130,354	121,500
Long-term imputed financing obligation	36,386	27,899
Long-term income taxes payable	8,032	4,577
Other long-term liabilities	5,408	5,102
Total liabilities	246,509	214,889

Commitments and contingencies

Contingently redeemable common stock:
Issued and outstanding: no shares at September 30, 2011 and 4,788,125 shares at December 31, 2010	—	113,500

Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 109,961,324 shares at September 30, 2011 and 102,676,544 shares at December 31, 2010	110	103
Additional paid-in capital	1,040,185	911,632
Accumulated deficit	(590,927)	(576,590)
Accumulated other comprehensive loss, net	(408)	(362)
Total stockholders’ equity	448,960	334,783
Total liabilities, contingently redeemable common stock and stockholders’ equity	$695,469	$663,172

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenue:
Royalties	$96,216	$31,179	$216,421	$229,913
Contract revenue	4,047	564	12,583	2,556
Total revenue	100,263	31,743	229,004	232,469
Operating costs and expenses:
Cost of revenue*	7,425	1,368	16,632	5,026
Research and development*	32,318	23,002	79,855	67,678
Marketing, general and administrative*	48,952	27,938	119,416	88,873
Costs of restatement and related legal activities	832	1,229	2,703	3,393
Gain from settlement	—	(10,300)	(6,200)	(116,500)
Total operating costs and expenses	89,527	43,237	212,406	48,470
Operating income (loss)	10,736	(11,494)	16,598	183,999
Interest income and other income (expense), net	(768)	312	(2,197)	1,053
Interest expense on convertible notes	(5,410)	(4,953)	(15,794)	(14,709)
Interest and other income (expense), net	(6,178)	(4,641)	(17,991)	(13,656)
Income (loss) before income taxes	4,558	(16,135)	(1,393)	170,343
Provision for income taxes	4,080	4,441	12,944	52,510
Net income (loss)	$478	$(20,576)	$(14,337)	$117,833
Net income (loss) per share:
Basic	$0.00	$(0.18)	$(0.13)	$1.04
Diluted	$0.00	$(0.18)	$(0.13)	$1.01
Weighted average shares used in per share calculation:
Basic	112,334	111,866	109,997	112,768
Diluted	115,552	111,866	109,997	116,347

*        Includes stock-based compensation:

Cost of revenue	$90	$17	$499	$146
Research and development	$2,775	$2,470	$7,777	$7,742
Marketing, general and administrative	$4,354	$4,976	$13,262	$15,340

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(14,337)	$117,833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	21,538	23,228
Depreciation	8,588	7,233
Amortization of intangible assets	12,908	3,587
Non-cash interest expense and amortization of convertible debt issuance costs	9,326	8,241
Deferred tax benefit	(3,413)	(98)
Non-cash acquisition of patents	(3,000)	—
Loss on sale of marketable security	—	83
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,823	794
Prepaid expenses and other assets	5,550	1,597
Accounts payable	12,559	(2,445)
Accrued salaries and benefits and other accrued liabilities	(7,755)	20,251
Accrued litigation expenses	5,770	(1,257)
Income taxes payable	2,174	247
Deferred revenue	(1,720)	87
Net cash provided by operating activities	51,011	179,381
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(167,381)	(2,000)
Purchases of marketable securities	(94,189)	(319,111)
Maturities of marketable securities	254,322	218,481
Purchases of property, plant and equipment	(14,950)	(13,100)
Acquisition of intangible assets	(210)	(5,500)
Proceeds from sale of marketable security	11	1,682
Net cash used in investing activities	(22,397)	(119,548)
Cash flows from financing activities:
Payment to redeem contingently redeemable common stock	(100,000)	—
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	—	192,000
Proceeds received from issuance of common stock under employee stock plans	9,482	10,899
Proceeds from landlord for tenant improvements	8,800	—
Payments under installment payment arrangement	(861)	(1,550)
Principal payments against financing lease obligation	(453)	—
Prepayment under share purchase contract	—	(90,000)

Repayment of convertible senior notes	—	(136,950)
Repurchase and retirement of common stock	—	(105,108)
Net cash used in financing activities	(83,032)	(130,709)
Net decrease in cash and cash equivalents	(54,418)	(70,876)
Cash and cash equivalents at beginning of period	215,262	289,073
Cash and cash equivalents at end of period	$160,844	$218,197

Non-cash investing and financing activities:
Common stock issued pursuant to acquisition	$88,438	$—
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$1,194	$5,869
Non-cash obligation for property, plant and equipment	$—	$800
Intangible assets acquired under installment payment arrangement	$—	$331

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

2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment becomes effective for the Company’s interim period ending March 31, 2012 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements position.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective retrospectively for the Company’s interim period ending March 31, 2012. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. Generally Accepted Accounting Principles (“GAAP”) with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early adoption is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

3. Settlement Agreement with Samsung

On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents over the next five years. In addition, as part of the Settlement Agreement, Samsung purchased approximately 9.6 million shares of common stock of Rambus for cash pursuant to the terms of a Stock Purchase Agreement dated January 19, 2010 (the “Stock Purchase Agreement”). The Stock Purchase Agreement provided Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to sell back to the Company up to 4.8 million of the shares at the original issue price of $20.885 per share. On July 20, 2011, the Company received notice from Samsung exercising their option to put back to the Company approximately 4.8 million shares of the Company’s common stock for cash of $100.0 million. In August 2011, the Company paid $100.0 million to Samsung in exchange for the shares which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded in additional paid-in capital. See Note 8, “Stockholders’ Equity and Contingently Redeemable Common Stock,” for further discussion. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to discussions around a new generation of memory technologies.

The Samsung settlement is a multiple element arrangement for accounting purposes. For the multiple element arrangement, the Company identified each element of the arrangement and determined when those elements should be recognized. Using the accounting guidance from multiple element revenue arrangements, the Company allocated the consideration to each element using the estimated fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the Samsung settlement which included a third party valuation using an income approach, the Black-Scholes-Merton (“BSM”) option pricing model and a residual approach (collectively the “Fair Value”). The inputs and assumptions used in this valuation were from a market participant perspective and included projected revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions may have had a substantial impact on the Fair Value as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction.

During the first three quarters of 2011, the Company received cash consideration of $74.4 million from Samsung. The amount was allocated between revenue ($68.2 million) and gain from settlement ($6.2 million) based on the estimated Fair Value for the remaining elements. The remaining $325.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.

The cash receipts through September 30, 2011 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements in the future periods:

(in millions)	Received in 2010	Nine months Ended September 30, 2011	Remainder of 2011	2012	2013	2014	Estimated Fair Value
Revenue	$181.2	$68.2	$25.0	$100.0	$100.0	$100.0	$574.4
Gain from settlement	126.8	6.2	—	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	—	192.0
Total	$500.0	$74.4	$25.0	$100.0	$100.0	$100.0	$899.4

4. Comprehensive Income (Loss)

Rambus’ comprehensive income (loss) consists of its net income (loss) plus other comprehensive income (loss) consisting of unrealized gains (losses), net, on marketable securities, net of taxes.

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net income (loss)	$478	$(20,576)	$(14,337)	$117,833
Other comprehensive loss:
Unrealized loss, net, on marketable securities, net of tax	(79)	(117)	(46)	(378)
Total comprehensive income (loss)	$399	$(20,693)	$(14,383)	$117,455

5. Equity Incentive Plans and Stock-Based Compensation

Stock Option Plans

As of September 30, 2011, 3,029,461 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers, non-employee directors and consultants.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2010	5,348,162
Stock options granted	(2,199,761)
Stock options forfeited	770,903
Stock options expired under former plans	(471,913)
Nonvested equity stock and stock units granted (1)	(440,331)
Nonvested equity stock and stock units forfeited (1)	22,401
Total available for grant as of September 30, 2011	3,029,461

(1)       For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information

The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the nine months ended September 30, 2011 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2011.

	Options Outstanding		Weighted
	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2010	13,969,383	$18.85
Options granted	2,199,761	19.27
Options exercised	(757,888)	8.50
Options forfeited	(770,903)	13.42
Outstanding as of September 30, 2011	14,640,353	19.74	5.67	$10,378
Vested or expected to vest at September 30, 2011	14,098,821	19.77	5.55	10,063
Options exercisable at September 30, 2011	10,196,979	20.22	4.47	6,990

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2011, based on the $14.00 closing stock price of Rambus’ Common Stock on September 30, 2011 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2011 was 2,112,007 and 1,364,081, respectively.

Employee Stock Purchase Plans

Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 146,034 shares at a price of $16.50 per share during the nine months ended September 30, 2011. The Company issued 161,293 shares at a price of $13.56 per share during the nine months ended September 30, 2010. As of September 30, 2011, 439,734 shares under the 2006 ESPP remained available for issuance.

Stock-Based Compensation

For the nine months ended September 30, 2011 and 2010, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of certain specified dates.

Stock Options

During the three and nine months ended September 30, 2011, Rambus granted 487,550 and 2,199,761 stock options, respectively, with an estimated total grant-date fair value of $4.6 million and $22.9 million, respectively. During the three and nine months ended September 30, 2011, Rambus recorded stock-based compensation expense related to stock options of $5.0 million and $15.2 million, respectively.

During the three and nine months ended September 30, 2010, Rambus granted 93,300 and 1,818,623 stock options, respectively, with an estimated total grant-date fair value of $1.0 million and $23.9 million, respectively. During the three and nine months ended September 30, 2010, Rambus recorded stock-based compensation expense related to stock options of $5.6 million and $17.3 million, respectively.

As of September 30, 2011, there was $39.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested as of September 30, 2011 was $142.0 million.

The total intrinsic value of options exercised was $1.7 million and $5.7 million for the three and nine months ended September 30, 2011, respectively. The total intrinsic value of options exercised was $1.9 million and $7.1 million for the three and nine months ended September 30, 2010, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

During the nine months ended September 30, 2011, net proceeds from employee stock option exercises totaled approximately $6.4 million.

Employee Stock Purchase Plans

For the three and nine months ended September 30, 2011, the Company recorded compensation expense related to the ESPP of $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2010, the Company recorded compensation expense related to the ESPP of $0.4 million and $1.3 million, respectively. As of September 30, 2011, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over one month.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2011 and 2010 calculated in accordance with accounting for share-based payments.

Valuation Assumptions

The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Option Plans
Expected stock price volatility	75%	60%	50-75%	60-69%
Risk free interest rate	2.3%	2.3%	2.3-2.8%	2.3-3.2%
Expected term (in years)	6.1	6.1	6.0 - 6.1	5.9 – 6.1
Weighted-average fair value of stock options granted	$9.48	$10.88	$10.43	$13.15

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011*	2010*	2011	2010
Employee Stock Purchase Plan
Expected stock price volatility	—	—	56%	54%
Risk free interest rate	—	—	0.1%	0.3%
Expected term (in years)	—	—	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	—	—	$5.96	$7.46

* No shares were issued under the Employee Stock Purchase Plans during the three months ended September 30, 2011 and 2010, respectively.

Nonvested Equity Stock and Stock Units

The Company grants nonvested equity stock units to certain officers, employees and directors. During the three months and nine months ended September 30, 2011, the Company granted nonvested equity stock units totaling 80,000 shares and 293,554 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.1 million and $5.6 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and nine months ended September 30, 2011, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an insignificant amount of stock-based compensation expense related to these performance stock units for both periods.

For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense of approximately $1.8 million and $5.1 million, respectively, related to all outstanding unvested equity stock grants. For the three and nine months ended September 30, 2010, the Company recorded stock-based compensation expense of approximately $1.5 million and $4.6 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $9.0 million at September 30, 2011. This is expected to be recognized over a weighted average period of 2.0 years.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2011:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2010	718,007	$18.23
Granted	293,554	18.99
Vested	(245,697)	17.59
Forfeited	(14,934)	21.76
Nonvested at September 30, 2011	750,930	18.67

6. Marketable Securities

Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	September 30, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$132,721	$132,721	$—	$—	0.01%
U.S. government sponsored obligations	35,668	35,668	3	(3)	0.25%
Corporate notes, bonds and commercial paper	96,241	96,359	—	(118)	0.43%
Total cash equivalents and marketable securities	264,630	264,748	3	(121)
Cash	28,123	28,123	—	—
Total cash, cash equivalents and marketable securities	$292,753	$292,871	$3	$(121)

	December 31, 2010
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$132,364	$132,364	$—	$—	0.04%
U.S. government sponsored obligations	266,817	266,840	29	(52)	0.26%
Corporate notes, bonds and commercial paper	95,724	95,773	8	(57)	0.39%
Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—
Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Cash equivalents	$132,721	$198,158
Short term marketable securities	131,909	296,747
Total cash equivalents and marketable securities	264,630	494,905
Cash	28,123	17,104
Total cash, cash equivalents and marketable securities	$292,753	$512,009

The Company continues to invest in high quality, highly liquid debt securities that mature within three years. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of September 30, 2011, certain marketable debt securities with a fair value of $115.4 million, which mature within one year, had insignificant unrealized losses. The unrealized loss, net, at September 30, 2011 was insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized loss, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company’s U.S. government sponsored obligations. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the associated unrealized loss, net, at September 30, 2011 and December 31, 2010 are as follows:

	As of		Unrealized Loss, net
(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Contractual maturity:
Due within one year	$264,630	$494,905	$(118)	$(72)

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

Pursuant to the terms of the Sunnyvale Lease, the landlord has agreed to reimburse the Company approximately $9.1 million, of which $0.3 million was received in 2010 and $8.8 million was received during the nine months ended September 30, 2011. The Company recognized the reimbursement as an additional imputed financing obligation under the FASB authoritative guidance as such payment from the landlord is deemed to be an imputed financing obligation. Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate determined in accordance with the requirements of sale leaseback accounting. For the three and nine months ended September 30, 2011, the Company recognized in its statement of operations $0.8 million and $2.3 million, respectively, of interest expense in connection with the imputed financing obligation. At September 30, 2011, the imputed financing obligation balance in connection with the new facility was $35.6 million which was classified under long-term imputed financing obligation. At the end of the initial ten year lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

In connection with the June 3, 2011 acquisition of Cryptography Research, Inc. (“CRI”), the Company is obligated to pay a retention bonus to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in cash for the first retention milestone and in cash or stock at the Company’s election for the following two payments. The three payments are to be equal amounts of approximately $16.7 million, on June 3, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by the Company to a designated charity. See Note 16, “Acquisition,” for additional information regarding the acquisition of CRI.

On September 29, 2011, effective October 1, 2011, the Company amended its lease with Fogg-Brecksville Development Co. (the “Ohio Landlord”) to expand its facility in Brecksville, Ohio by 25,730 square feet to 50,545 total square feet (the “Amended Ohio Lease”), consisting of two extensions to be constructed by the Ohio Landlord (“Expansion A” and “Expansion B”) and to modify the outstanding imputed financing obligation. Expansion A will consist of 10,858 square feet of space and Expansion B will consist of 14,872 square feet of space. The Amended Ohio Lease has a term of 84 months from the First Extended Term Commencement Date as defined below. The First Extended Term Commencement Date is the first day of the month following substantial completion of Expansion B. Upon substantial completion of Expansion A, the annual base rent will be increased to $587,000. Upon substantial completion of Expansion B, the annual base rent will be increased to $831,000. The annual base rent increases each year on the annual anniversary date of the First Extended Term Commencement Date by 2% over the course of the term as set forth in the Amended Ohio Lease. The Company has an option to extend the Lease for a period of 60 months.

During the fourth quarter of 2011, the Ohio Landlord began the construction of the building extensions. Since certain improvements constructed by the Ohio Landlord are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes, the Company is treated in substance as the owner of the construction project during the construction period. As the construction of the extensions of the building had not begun as of September 30, 2011, the Company did not record an asset for the construction in progress or the corresponding liability for construction in progress in the third quarter of 2011.

As of September 30, 2011, the Company’s material contractual obligations are (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$52,151	$1,214	$5,470	$5,739	$5,876	$6,014	$27,838
Leases	3,944	811	2,083	372	357	321	—
Software licenses (3)	4,895	2,108	2,348	359	80	—	—
CRI retention bonus	50,000	—	16,667	16,667	16,666	—	—
Convertible notes	172,500	—	—	—	172,500	—	—
Interest payments related to convertible notes	25,876	4,313	8,625	8,625	4,313	—	—
Total	$309,366	$8,446	$35,193	$31,762	$199,792	$6,335	$27,838

(1)

The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.6 million including $8.6 million recorded as a reduction of long-term deferred tax assets and $8.0 million in long-term income taxes payable, as of September 30, 2011. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)

With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the condensed consolidated balance sheets are the interest on the imputed financing obligation and the estimated common area expenses over the future periods. Additionally, the amount includes the Amended Ohio Lease.

(3)

The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2011 which are also presented on the Company’s consolidated balance sheet under current and other long-term liabilities.

Rent expense was approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2011, respectively. Rent expense was approximately $1.9 million and $5.5 million for the three and nine months ended September 30, 2010, respectively.

Deferred rent of $0.5 million as of September 30, 2011 and $0.5 million as of December 31, 2010 was included primarily in other long-term liabilities.

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

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of September 30, 2011, the Company had made cumulative payments of approximately $18.4 million on their behalf, including $0.8 million in the quarter ended September 30, 2011. As of September 30, 2010, the Company had made cumulative payments of approximately $14.9 million on their behalf, including $1.2 million in the quarter ended September 30, 2010. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

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

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from the Company 9.6 million shares of the Company (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provided Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to sell back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the condensed consolidated balance sheet as of December 31, 2010.

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

On July 20, 2011, the Company received notice from Samsung exercising their option to put back to the Company approximately 4.8 million of the Shares for cash of $100.0 million. In August 2011, the Company paid $100.0 million to Samsung in exchange for the Shares which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded in additional paid-in capital.

Share Repurchase Program

During the nine months ended September 30, 2011, the Company did not repurchase any shares of its Common Stock under its share repurchase program. As of September 30, 2011, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of September 30, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

9. Income Taxes

During the quarter ended September 30, 2011, the Company calculated its interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because the Company is projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740 Income Taxes. The Company recorded a provision for income taxes of $4.1 million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively. The Company recorded a provision for income taxes of $12.9 million and $52.5 million for the nine months ended September 30, 2011 and 2010, respectively. The provision for income taxes of $4.1 million and $12.9 million for the three and nine months ended September 30, 2011, respectively, are primarily comprised of withholding taxes and other foreign taxes based upon income earned during the period with no tax benefit accrued on the loss jurisdictions.

During the three and nine months ended September 30, 2011, the Company paid withholding taxes of $4.1 million and $12.3 million, respectively. The Company recorded a provision for income taxes of $4.1 million and $12.9 million for the three and nine months ended September 30, 2011, which is primarily comprised of withholding taxes and other foreign taxes. As the Company continues to maintain a valuation allowance against its U.S. deferred tax assets, the Company’s tax provision is based primarily on the withholding taxes, other foreign taxes and current state taxes.

As of September 30, 2011, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $147.6 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of September 30, 2011, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the nine months ended September 30, 2011, the Company increased its deferred tax assets from $78.3 million to approximately $147.6 million with a corresponding increase to the valuation allowance related to its U.S. deferred tax assets. This increase of the deferred tax asset and corresponding valuation allowance is primarily related to the increase in temporary differences and a change in treatment of foreign tax credits arising during the nine months ended September 30, 2011. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.

The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

As of September 30, 2011, the Company had approximately $16.6 million of unrecognized tax benefits, including $8.6 million recorded as a reduction of long-term deferred tax assets and $8.0 million in long-term income taxes payable. If recognized, approximately $2.8 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2010, the Company had $11.8 million of unrecognized tax benefits, including $7.2 million recorded as a reduction of long-term deferred tax assets and $4.6 million in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At September 30, 2011 and December 31, 2010, an insignificant amount of interest and penalties are included in long-term income taxes payable.

Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is subject to examination by the Internal Revenue Service (“IRS”) for tax years ended 2008 through 2010. The Company is also subject to examination by the State of California for tax years ended 2007 through 2010. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other foreign jurisdictions, including India, for various periods.

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

The following tables set forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,
	2011		2010
(In thousands, except per share amounts)	CRCS*	Other CS**	CRCS*	Other CS**

Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$11	$467	$(881)	$(19,695)
Denominator:
Weighted-average common shares outstanding	4,788	109,784	4,788	107,078
Basic net income (loss) per share	$0.00	$0.00	$(0.18)	$(0.18)

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$11	$467	$(881)	$(19,695)
Reallocation of undistributed earnings	—	—	—	—
Allocation of undistributed earnings for diluted computation	$11	$467	$(881)	$(19,695)
Denominator:
Number of shares used in basic computation	4,788	109,784	4,788	107,078
Dilutive potential shares from stock options, ESPP, convertible notes, CRI retention bonuses and nonvested equity stock and stock units	—	3,218	—	—
Number of shares used in diluted computation	4,788	113,002	4,788	107,078
Diluted net income (loss) per share	$0.00	$0.00	$(0.18)	$(0.18)

	Nine Months Ended September 30,
	2011		2010
(In thousands, except per share amounts)	CRCS*	Other CS**	CRCS*	Other CS**

Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$(526)	$(13,811)	$4,673	$113,160
Denominator:
Weighted-average common shares outstanding	4,788	105,963	4,472	108,296
Basic net income (loss) per share	$(0.11)	$(0.13)	$1.04	$1.04

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$(526)	$(13,811)	$4,673	$113,160
Reallocation of undistributed earnings	—	—	(143)	143
Allocation of undistributed earnings for diluted computation	$(526)	$(13,811)	$4,530	$113,303
Denominator:
Number of shares used in basic computation	4,788	105,963	4,472	108,296
Dilutive potential shares from stock options, ESPP, convertible notes, CRI retention bonuses and nonvested equity stock and stock units	—	—	—	3,579
Number of shares used in diluted computation	4,788	105,963	4,472	111,875
Diluted net income (loss) per share	$(0.11)	$(0.13)	$1.01	$1.01

*        CRCS — Contingently Redeemable Common Stock

**      Other CS — Common Stock other than CRCS

For the three months ended September 30, 2011 and 2010, options to purchase approximately 13.1 million and 7.2 million shares, respectively, and for the nine months ended September 30, 2011 and 2010, options to purchase approximately 11.8 million and 6.5 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended September 30, 2010 and the nine months ended September 30, 2011, an additional 2.4 million and 2.5 million shares, respectively, including nonvested equity stock and stock units, that would be dilutive have been excluded from the weighted average dilutive shares because there were net losses for the periods.

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

The table below presents reported segment revenues, and reported segment operating income (loss).

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	SBG	NBG	Total	SBG	NBG	Total
	(In thousands)
Revenues	$84,628	$15,635	$100,263	$212,779	$16,225	$229,004

Gain from settlement	$—	$—	$—	$6,200	$—	$6,200

Segment operating income	$75,456	$9,271	$84,727	$190,101	$2,568	$192,669
Reconciling items			(73,991)			(176,071)
Total operating income			$10,736			$16,598

	For the Three Months Ended September 30, 2010			For the Nine Months Ended September 30, 2010
	SBG	NBG	Total	SBG	NBG	Total
	(In thousands)
Revenues	$31,668	$75	$31,743	$232,207	$262	$232,469

Gain from settlement	$10,300	$—	$10,300	$116,500	$—	$116,500

Segment operating income (loss)	$32,906	$(1,601)	$31,305	$321,166	$(4,184)	$316,982
Reconciling items			(42,799)			(132,983)
Total operating income (loss)			$(11,494)			$183,999

The Company’s chief operating decision maker (“CODM”) is the executive management team.   The CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

The table below presents a reconciliation of reportable segment operating income (loss) to the Company’s consolidated income (loss) before income taxes.

	For the Three Months Ended	For the Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2011
SBG operating income	$75,456	$190,101
NBG operating income	9,271	2,568
Unallocated amounts:
Corporate expenses	(44,602)	(104,992)
Unallocated expenses	(29,389)	(71,079)
Interest and other expense, net	(6,178)	(17,991)
Income (loss) before income taxes	$4,558	$(1,393)

	For the Three Months Ended	For the Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010
SBG operating income	$32,906	$321,166
NBG operating loss	(1,601)	(4,184)
Unallocated amounts:
Corporate expenses	(25,260)	(79,667)
Unallocated expenses	(17,539)	(53,316)
Interest and other expense, net	(4,641)	(13,656)
Income (loss) before income taxes	$(16,135)	$170,343

Three customers accounted for 25%, 25% and 12%, respectively, of revenue in the three months ended September 30, 2011. Four customers accounted for 47%, 12%, 11% and 10%, respectively, of revenue in the three months ended September 30, 2010. Four customers accounted for 30%, 11%, 11% and 11%, respectively, of revenue in the nine months ended September 30, 2011. One customer accounted for 72% of revenue in the nine months ended September 30, 2010.

Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
North America	$54,559	$5,025	$82,655	$15,801
Korea	24,641	14,853	68,859	166,732
Japan	19,899	11,819	76,149	49,692
Europe	997	11	1,011	151
Asia, Other	167	35	330	93
Total	$100,263	$31,743	$229,004	$232,469

In North America, the United States and Canada each represented more than 10% of the Company’s total consolidated revenue for the three months ended September 30, 2011. In North America, no single country other than the United States represented more than 10% of the Company’s total consolidated revenue for the nine months ended September 30, 2011 and the three months ended September 30, 2010. In North America, no single country represented more than 10% of the Company’s total consolidated revenue for the nine months ended September 30, 2010.

At September 30, 2011, of the $72.5 million of total property, plant and equipment, approximately $71.2 million were located in the United States, $1.3 million were located in India and an insignificant amount were located in other foreign locations. At December 31, 2010, of the $67.8 million of total property, plant and equipment, approximately $66.7 million were located in the United States, $1.0 million were located in India and $0.1 million were located in other foreign locations.

12. Amortizable Intangible Assets and Goodwill

Intangible Assets

The components of the Company’s intangible assets as of September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents (useful life of 3 to 10 years)	$27,643	$(12,042)	$15,601
Customer contracts and contractual relationships (useful life of 1 to 10 years)	33,550	(5,327)	28,223
Existing technology (useful life of 3 to 7 years)	159,350	(14,078)	145,272
Intellectual property (useful life of 4 years)	10,384	(10,384)	—
Non-competition agreement (useful life of 3 years)	400	(133)	267
Total intangible assets	$231,327	$(41,964)	$189,363

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Patents (useful life of 3 to 10 years)	$24,433	$(9,361)	$15,072
Customer contracts and contractual relationships (useful life of 1 to 10 years)	4,050	(3,127)	923
Existing technology (useful life of 3 to 7 years)	29,950	(4,959)	24,991
Intellectual property (useful life of 4 years)	10,384	(10,384)	—
Non-competition agreement (useful life of 3 years)	100	(100)	—
Total intangible assets	$68,917	$(27,931)	$40,986

Amortization expense for intangible assets for the three and nine months ended September 30, 2011 was $6.9 million and $12.9 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2010 was $1.3 million and $3.6 million, respectively.

During the third quarter of 2011, the Company acquired semiconductor patents with a fair value of $3.2 million.

During the second quarter of 2011, the Company acquired CRI. As part of the acquisition, the Company acquired the following intangible assets with fair values determined as of the acquisition date:

	Total	Estimated Useful Life
	(in thousands)	(in years)
Existing technology	$129,400	7
Customer relationships	17,300	7
Favorable contracts	12,200	2
Non-competition agreements	300	3
Total	$159,200

The favorable contracts are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts will reduce the favorable contract intangible asset. During the third quarter of 2011, the Company received $1.1 million related to the favorable contracts. The estimated useful life is based on expected payment dates related to the favorable contracts.  The group of purchased intangible assets has an estimated weighted average useful life of approximately 7 years from the date of acquisition. Refer to Note 16, “Acquisition” for additional details.

The estimated future amortization expense of intangible assets as of September 30, 2011 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2011 (remaining 3 months)	$8,384
2012	35,167
2013	32,101
2014	27,960
2015	27,309
Thereafter	58,442
$189,363

Goodwill

As a result of the CRI acquisition, the Company recorded approximately $97.0 million of goodwill. CRI is a new reporting unit within the NBG reportable segment which focuses on data security technology. Refer to Note 16, “Acquisition” for additional details.

Goodwill information for each reporting unit is as follows:

	December 31,	Addition to	September 30,
Reporting Units:	2010	Goodwill (1)	2011
	(In thousands)
SBG	$4,454	$—	$4,454
CRI	—	96,994	96,994
Lighting and Display Technology group (“LDT”)	13,700	—	13,700
Total	$18,154	$96,994	$115,148

(1)          The addition to goodwill resulted from a business combination which was completed on June 3, 2011. See Note 16, “Acquisition” for further details.

The SBG reporting unit represents the SBG reportable segment. Additionally, both the CRI and LDT reporting units are part of the NBG reportable segment.

No goodwill was impaired as of September 30, 2011 and December 31, 2010.

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

On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. On August 31, 2009, Hynix filed its opening brief. On December 7, 2009, Rambus filed its answering and opening cross-appeal brief. Hynix’s reply and answering brief was filed February 16, 2010, and Rambus’s reply was filed February 23, 2010. Oral argument was coordinated with the appeal in the Micron Delaware case (discussed below) and held on April 5, 2010. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. On May 13, 2011, the Federal Circuit issued its opinion (1) concluding that the district court erred in applying too narrow a standard of reasonable foreseeability and vacating the district court’s findings of fact and conclusions of law regarding spoliation; (2) affirming the district court’s decisions on waiver and estoppel; (3) affirming the district court’s claim construction order; (4) affirming the district court’s order denying Hynix’s motion for judgment as a matter of law or for a new trial on the basis of written description; (5) affirming the district court’s order denying Hynix’s motion for a new trial on the basis of obviousness; and (6) affirming the district court’s grant of Hynix’s motion for summary judgment for the claims at issue in Rambus’s cross-appeal. The Federal Circuit vacated the district court’s final judgment and remanded the case to the district court for further proceedings consistent with the Federal Circuit’s opinions in the Micron and Hynix cases. On June 27, 2011, Rambus filed a petition requesting that the Federal Circuit rehear the Hynix appeal if the Federal Circuit accepts the petition for rehearing Rambus filed in the Micron case. On June 27, 2011, Hynix filed a petition for rehearing and rehearing en banc with respect to the issues of equitable estoppel, implied waiver, and claim construction. On July 29, 2011, the Federal Circuit denied the parties’ petitions. On remand, the parties have raised and/or filed briefs on issues related to unclean hands, costs awarded to Hynix by the Federal Circuit, the bond Hynix posted in the amount of the now-vacated judgment, and the escrowed funds. Hearings on the costs and unclean hands issues are currently scheduled for December 9 and 16, 2011, respectively.

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

On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the point at which the court determined that Rambus should have known litigation was reasonably foreseeable. The court issued an accompanying order declaring the 12 patents in suit unenforceable against Micron (the “Delaware Order”). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus’ patent infringement claims and Micron’s corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus filed its opening brief on July 2, 2009. On August 28, 2009, Micron filed its answering brief. On October 14, 2009, Rambus filed its reply brief. Oral argument was coordinated with the appeal in the Hynix case (discussed above) and held on April 5, 2010. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. On May 13, 2011, the Federal Circuit issued its opinion affirming the district court’s determination that Rambus spoliated documents, vacating the district court’s dismissal sanction (including the district court’s determination of bad faith and prejudice), and remanding the case to the district court for further consideration consistent with its opinion. On June 27, 2011, Rambus filed a petition for rehearing and rehearing en banc with respect to the issues of spoliation, bad faith, and prejudice. On July 29, 2011, the Federal Circuit denied Rambus’s petition. On remand, the parties will file simultaneous briefs by November 9 and December 21, 2011, on the unclean hands-related issues of bad faith, prejudice, and sanction. A hearing on these issues is scheduled for January 26, 2012.

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

A jury trial against Micron and Hynix began on June 20, 2011. On September 21, 2011, the jury began deliberations. No verdict has been reached to date.

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

On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 31, 2010, the plaintiffs filed a second amended complaint. On December 2, 2010, Rambus filed a demurrer to plaintiffs’ second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things. On May 12, 2011, the court sustained Rambus’ demurrer without leave to amend. Judgment in favor of Rambus was entered on June 15, 2011. On August 10, 2011, plaintiffs filed a notice of appeal.

On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint. A hearing was held on January 9, 2009. On January 12, 2009, the court sustained Rambus’ demurrer without prejudice. Plaintiffs filed a second amended complaint on February 13, 2009, containing the same causes of action as the previous complaint. On March 17, 2009, Rambus filed a demurrer to the second amended complaint. A hearing was held on May 22, 2009. On May 26, 2009, the court sustained in part and overruled in part Rambus’s demurrer. On June 5, 2009, Rambus filed an answer denying plaintiffs’ remaining allegations. Discovery is ongoing. A trial has been scheduled to begin March 26, 2012.

NVIDIA Litigation

U.S District Court in the Northern District of California

On July 10, 2008, Rambus filed suit against NVIDIA Corporation (“NVIDIA”) in the U.S. District Court for the Northern District of California alleging that NVIDIA’s products with memory controllers for SDR, DDR, DDRx, GDDR, and GDDRy (where DDRx and GDDRy includes at least DDR2, DDR3 and GDDR3) technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under U.S. Patent Nos. 6,493,789 and 6,496,897, accordingly 15 patents remain in suit. On December 30, 2008, the court granted NVIDIA’s motion to stay this case as to Rambus’ claims that NVIDIA’s products infringe nine patents that are also the subject of proceedings in front of the International Trade Commission (described below), and denied NVIDIA’s motion to stay the remainder of Rambus’ patent infringement claims. Discovery is proceeding as to issues not stayed by the court’s order. On August 1, 2011, NVIDIA filed an answer denying Rambus’s claims and counterclaims alleging violations of federal antitrust laws, breach of contract, promissory estoppel, and deceptive practices in connection with Rambus’ participation in JEDEC and alleged spoliation of evidence. NVIDIA seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by NVIDIA, compensatory and other damages, injunctive relief, and attorneys’ fees. A claim construction hearing is scheduled for March 7, 2012.

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

On July 26, 2010, the ITC issued its final determination affirming the administrative law judge’s initial determination with certain modifications to provide further analysis of issues related to obviousness. The ITC found that respondents failed to demonstrate that Rambus’ patent rights are exhausted with respect to accused products that incorporate Samsung memory. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation by any respondent of memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents; and (2) a cease and desist order prohibiting respondents with commercially significant inventories of infringing products in the United States from importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation), and soliciting U.S. agents or distributors for, memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents, in violation of 19 U.S.C. § 1337. The ITC determined that the amount of the bond to permit importation during the sixty-day Presidential review period was 2.65 percent of the entered value of the subject imports. The ITC denied respondents’ request for stay and terminated the investigation. The parties have each filed opening, responsive, and reply appellate briefs with the Federal Circuit. Oral argument was held on October 6, 2011. No decision has issued to date.

International Trade Commission 2010 Investigation

On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of, among other things, NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, that Rambus alleges infringe three patents from the Dally family. The complaint names, among others, NVIDIA as a respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Biostar Microtech (U.S.A.) Corp., Biostar Microtech International Corp., Elitegroup Computer Systems, EVGA Corp., Galaxy Microsystems Ltd., G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Jaton Corp., Jaton Technology TPE, Micro-Star International Co., MSI Computer Corp., Palit Microsystems Ltd., Pine Technology Holdings, Ltd., Sparkle Computer Co., Ltd., Zotac International (MCO) Ltd. and Zotac USA Inc. On December 29, 2010, the ITC instituted the investigation. A final hearing before the administrative law judge was held October 12-20, 2011. The final initial determination is due on or before January 4, 2012, and the target date for the decision of the full Commission is May 4, 2012.

Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation

International Trade Commission 2010 Investigation

On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and certain Serial AT Attachment (“SATA”) and Serial Attached SCSI (“SAS”) interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents.  The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those companies’ accused products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. As described more fully above, the complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation.  On December 29, 2010, the ITC instituted the investigation. On June 20, 2011, the administrative law judge granted a joint motion by Rambus and Freescale to terminate the investigation as to Freescale pursuant to the parties’ settlement agreement. A final hearing before the administrative law judge was held October 12-20, 2011. The final initial determination is due on or before January 4, 2012, and the target date for the decision of the full Commission is May 4, 2012.

U.S District Court in the Northern District of California

On December 1, 2010, Rambus filed complaints against Broadcom, Freescale, LSI, MediaTek and STMicroelectronics in the U.S. District Court for the Northern District of California alleging that 1) products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics infringe patents from the Barth family of patents; 2) those same products and products from those companies that incorporate SDR memory controllers infringe patents from the Farmwald-Horowitz family; and 3) products having certain peripheral interfaces, including PCI Express, DisplayPort, and certain SATA and SAS interfaces, from Broadcom, Freescale, LSI and STMicroelectronics infringe patents from the Dally family of patents. On June 7, 2011, Rambus’s complaint against Freescale was dismissed pursuant to the parties’ settlement agreement. On January 24, January 26, and March 1, 2011, LSI, Broadcom, and STMicroelectronics filed their respective answers denying Rambus’s allegations and asserting counterclaims seeking declarations of non-infringement and invalidity, and unenforceability with respect to at least certain of the patents in suit. Rambus filed answers denying the allegations in LSI’s, Broadcom’s, and STMicroelectronics’ counterclaims on February 14, February 16, and March 22, 2011, respectively. On March 7, 2011, MediaTek filed an answer denying Rambus’s allegations. On January 28, 2011, Broadcom, Mediatek, and LSI filed motions to stay their respective actions. On February 4, 2011, STMicroelectronics filed a motion to stay its action. Rambus has opposed entry of any stay as to certain patents not overlapping with patents asserted in the ITC 2010 investigation. On June 13, 2011, the Court granted in part the motions to stay and denied them as to certain patents not overlapping with patents asserted in the ITC 2010 investigation. Discovery is ongoing.

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

The Company uses observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes. The financial assets in Level 2 include U.S. government sponsored obligations, corporate notes, commercial paper and municipal bonds and notes.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The financial assets in Level 3 include a cost investment whose value is determined using inputs that are both unobservable and significant to the fair value measurements.

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$132,721	$132,721	$—	$—
U.S. government sponsored obligations	35,668	—	35,668	—
Corporate notes, bonds and commercial paper	96,241	—	96,241	—
Total available-for-sale securities	$264,630	$132,721	$131,909	$—

	As of December 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$132,364	$132,364	$—	$—
U.S. government sponsored obligations	266,817	48,604	218,213	—
Corporate notes, bonds and commercial paper	95,724	—	95,724	—
Total available-for-sale securities	$494,905	$180,968	$313,937	$—

The Company monitors the investment for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company evaluated the fair value of the investment in the non-marketable security as of September 30, 2011 and determined that there were no events that caused a decrease in its fair value below the carrying cost.

The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the nine months ended September 30, 2011
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

	As of December 31, 2010
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2010
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011			As of December 31, 2010
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$130,354	$191,632	$172,500	$121,500	$224,504

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As of September 30, 2011, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance, specific factors relating to the business underlying the investment, reductions in carrying values when applicable and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the nine months ended September 30, 2011, the Company has not incurred any impairment loss on its investments.

15. Convertible Notes

The Company’s convertible notes are shown in the following table.

(in thousands)	As of September 30, 2011	As of December 31, 2010
5% Convertible Senior Notes due 2014 (the “2014 Notes”)	$172,500	$172,500
Unamortized discount	(42,146)	(51,000)
Total convertible notes	$130,354	$121,500
Less current portion	—	—
Total long-term convertible notes	$130,354	$121,500

As of September 30, 2011, none of the conversion conditions were met related to the 2014 Notes. Therefore, classification of the entire equity component for the 2014 Notes as permanent equity is appropriate as of September 30, 2011.

Interest expense related to the notes for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,156	$6,468	$6,468
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	3,254	2,797	9,326	7,283
Zero Coupon Convertible Senior Notes due 2010 amortization of discount at an effective interest rate of 8.4%	—	—	—	958
Total interest expense on convertible notes	$5,410	$4,953	$15,794	$14,709

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

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation has been finalized. The Company expensed the related transaction costs amounting to approximately $3.9 million. The related transaction costs were recorded in the marketing, general and administrative expenses in the condensed consolidated statements of operations.

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

The CRI business combination is included in our NBG reportable segment. Additionally, the condensed consolidated financial statements include approximately $13.3 million of revenue and approximately $7.6 million of operating losses of CRI from the date of acquisition through September 30, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$100,263	$32,700	$233,598	$240,013
Net income (loss)	$4,708	$(26,966)	$(46,627)	$85,873
Net income (loss) per share - diluted	$0.04	$(0.23)	$(0.41)	$0.69

Pro forma earnings for both periods in 2010 and 2011 were adjusted for certain costs related to the acquisition.

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

Rambus has two operating segments:  Semiconductor Business Group (“SBG”) which focuses on the design, development and licensing of semiconductor technology, and New Business Group (“NBG”) which focuses on the design, development and licensing of lighting and display technologies, mobile, data security and other technologies. For additional information concerning segment reporting, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

As of September 30, 2011, our semiconductor, chip interface, lighting, display, mobile applications, data security and other technologies are covered by 1,333 U.S. and foreign patents. Additionally, we have 1,039 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve higher performance, improved power efficiency, lower risk, and greater cost-effectiveness in their digital electronics products and systems.

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

We continue to pursue other revenue opportunities in order to grow our revenue. On June 3, 2011, we completed our largest acquisition to date, CRI, a security research and development and licensing company. We acquired all of the issued and outstanding common shares of CRI in exchange for cash of $168.8 million and Common Stock with a value of approximately $88.4 million at closing. This acquisition expands the breadth of Rambus’ technologies available for licensing with complementary technologies from CRI that include patented innovations and solutions for content protection, network security and anti-counterfeiting. In connection with the acquisition of CRI, we are obligated to pay retention bonuses to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions, including continued employment with us, in cash or stock at our election, in three equal amounts of approximately $16.7 million, on June 3, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be paid by us to a designated charity. See Note 16, “Acquisition,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Executive Summary

During the third quarter of 2011, we signed a patent license agreement with a major smartphone and tablet manufacturer for the use of CRI’s Differential Power Analysis (“DPA”) countermeasures patents. In addition, Verimatrix licensed our CryptoFirewallTM core for Pay TV solutions and we hired Dr. David Stork, a computational sensing and imaging expert to assist us in expanding our portfolio of patented innovations and technologies.

Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three and nine months ended September 30, 2011 increased $15.3 million and $23.8 million, respectively, as compared to the same periods in 2010 primarily due to the additional headcount to support our business, additional amortization expense related to intangible assets acquired as well as the accrual of the CRI retention bonuses as discussed above, offset by the decrease in funding for our 2011 Corporate Incentive Plan (“CIP”) which is lower than our 2010 CIP. As a percentage of revenue, as compared to the same periods in 2010, engineering expenses decreased for the three months ended September 30, 2011 primarily due to higher revenue and increased for the nine months ended September 30, 2011 primarily due to lower revenue and higher expenses. Marketing, general and administrative expenses in the aggregate increased $21.1 million and $30.5 million, respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to higher litigation expenses. As a percentage of revenue, as compared to the same periods in 2010, marketing, general and administrative expenses decreased for the three months ended September 30, 2011 primarily due to higher revenue. Our lower revenue combined with the increase in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to increase as a percentage of revenue for the nine months ended September 30, 2011. Additionally, for the three and nine months ended September 30, 2011, we incurred costs of restatement and related legal activities of $0.8 million and $2.7 million, respectively, primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation.

Trends

There are a number of trends that we expect may or will have a material impact on us in the future, including global economic conditions with the resulting impact on sales, continuing pursuit of litigation against companies that we believe have infringed our patented technologies and shifts in our overall effective tax rate.

We have a high degree of revenue concentration, with our top five licensees representing approximately 78% and 68% of our revenue for the three and nine months ended September 30, 2011 as compared to 87% and 90% for the three and nine months ended September 30, 2010. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the three months ended September 30, 2011, revenue from Freescale, Samsung and a major smartphone and tablet manufacturer each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2011, revenue from Elpida, Freescale, NVIDIA and Samsung each accounted for 10% or more of our total revenue. For the three months ended September 30, 2010, revenue from AMD, Fujitsu, Panasonic and Samsung each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2010, revenue from Samsung accounted for 10% or more of our total revenue.

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

The royalties we receive from our semiconductor business are partly a function of the adoption of our chip interfaces by system companies. Many system companies purchase semiconductors containing our chip interfaces from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences.

The display industry is also intensely competitive and highly cyclical. We believe the potential percentage of transition to LED lightguides from cold cathode fluorescent lights (“CCFL”) lightguides could be over 90% for cellular phones and notebook computers and could reach up to 50% for display monitors and LCD televisions in 2011. The tablet market is growing rapidly as a new category that primarily uses LED lightguides to achieve slim designs. Our LDT group has numerous patents in edge lit LED lightguide technology. Our plans are to license our technology to key companies that use LED edge lit display products.

The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to CCFL and LED driven technology by the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves energy costs as compared to existing installed lighting. Our LDT group has numerous patents in LED edge lit lightguide technology which can be applied in the design of next generation LED lighting products. Our goal is to be a major player in the general lighting industry with our technology and towards that effort we have established a technology center in Brecksville, Ohio.

Our revenue from companies headquartered outside of the United States accounted for approximately 58% and 69% of our total revenue for the three and nine months ended September 30, 2011, respectively, as compared to 85% and 93% for the three and nine months ended September 30, 2010, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

For additional information concerning international revenue, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Engineering costs in the aggregate increased and as a percentage of revenue decreased for the three months ended September 30, 2011, and in the aggregate and as a percentage of revenue increased for the nine months ended September 30, 2011, as compared to the same periods in the prior year. In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations in semiconductor and lighting technologies and newly acquired businesses, such as CRI.

Marketing, general and administrative expenses in the aggregate increased and as a percentage of revenue decreased for the three months ended September 30, 2011, and in the aggregate and as a percentage of revenue increased for the nine months ended September 30, 2011, as compared to the same periods in the prior year. Historically, we have been involved in significant litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and we anticipate future litigation expenses will continue to be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will continue to increase marketing, general and administrative expenses as litigation expenses will continue to increase until such litigation is resolved.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Royalties	96.0%	98.2%	94.5%	98.9%
Contract revenue	4.0%	1.8%	5.5%	1.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	7.4%	4.3%	7.3%	2.2%
Research and development*	32.3%	72.5%	34.9%	29.1%
Marketing, general and administrative*	48.8%	88.0%	52.1%	38.2%
Costs of restatement and related legal activities	0.8%	3.9%	1.2%	1.5%
Gain from settlement	—%	(32.5)%	(2.7)%	(50.1)%
Total operating costs and expenses	89.3%	136.2%	92.8%	20.9%
Operating income (loss)	10.7%	(36.2)%	7.2%	79.1%
Interest income and other income (expense), net	(0.8)%	1.0%	(0.9)%	0.5%
Interest expense	(5.4)%	(15.6)%	(6.9)%	(6.3)%
Interest and other income (expense), net	(6.2)%	(14.6)%	(7.8)%	(5.8)%
Income (loss) before income taxes	4.5%	(50.8)%	(0.6)%	73.3%
Provision for income taxes	4.0%	14.0%	5.7%	22.6%
Net income (loss)	0.5%	(64.8)%	(6.3)%	50.7%

* Includes stock-based compensation:
Cost of revenue	0.1%	0.1%	0.2%	0.1%
Research and development	2.8%	7.8%	3.4%	3.3%
Marketing, general and administrative	4.3%	15.7%	5.8%	6.6%

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Total Revenue
Royalties	$96.2	$31.2	208.6%	$216.4	$229.9	(5.9)%
Contract revenue	4.1	0.5	617.6%	12.6	2.6	392.3%
Total revenue	$100.3	$31.7	215.9%	$229.0	$232.5	(1.5)%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $65.4 million to $88.6 million for the three months ended September 30, 2011 from $23.2 million for the same period in 2010. The increase was primarily due to revenue recognized from the patent license and settlement agreements with Freescale, complete allocation of Samsung’s quarterly license payment to revenue since the second quarter of 2011, revenue recognized from agreements signed with Elpida, NVIDIA and Renesas in the second half of 2010, as well as revenue recognized from a license agreement for the use of CRI’s patented innovations.

Our patent royalties decreased approximately $13.2 million to $195.0 million for the nine months ended September 30, 2011 from $208.2 million for the same period in 2010. The decrease was primarily due to the recognition during the first quarter of 2010 of revenue from the settlement agreement signed with Samsung, partially offset by the revenue recognized from agreements signed since the third quarter of 2010.

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

Technology Licenses

Royalties from technology licenses decreased approximately $0.4 million to $7.6 million for the three months ended September 30, 2011 from $8.0 million for the same period in 2010. Royalties from technology licenses decreased approximately $0.3 million to $21.4 million for the nine months ended September 30, 2011 from $21.7 million for the same period in 2010. The decrease in both periods was primarily due to lower royalties reported from decreased shipments related to DDR2 products.

In the future, we expect technology royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices and product mix as well as our success of adding new licensees and renewing existing license agreements.

Contract Revenue

Contract revenue increased approximately $3.6 million to $4.1 million for the three months ended September 30, 2011 from $0.5 million for the same period in 2010. Contract revenue increased approximately $10.0 million to $12.6 million for the nine months ended September 30, 2011 from $2.6 million for the same period in 2010. The increase in both periods was primarily due to new technology development contracts.

We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.

Engineering costs:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Engineering costs
Cost of revenue	$7.3	$1.4	442.9%	$16.1	$4.9	230.6%
Stock-based compensation	0.1	0.0	429.4%	0.5	0.1	241.8%
Total cost of revenue	7.4	1.4	442.8%	16.6	5.0	230.9%
Research and development	29.5	20.5	43.9%	72.1	60.0	20.3%
Stock-based compensation	2.8	2.5	12.3%	7.8	7.7	0.5%
Total research and development	32.3	23.0	40.5%	79.9	67.7	18.0%
Total engineering costs	$39.7	$24.4	63.1%	$96.5	$72.7	32.7%

Total engineering costs increased 63.1% and 32.7% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 primarily due to additional headcount to support our business, additional amortization expense related to intangible assets acquired as well as the accrual of the CRI retention bonuses and higher consulting costs, offset by the decrease in funding for our 2011 CIP which is lower than our 2010 CIP.

In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.

Marketing, general and administrative costs:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$21.1	$18.3	14.9%	$61.9	$56.7	9.3%
Litigation expense	23.5	4.6	408.3%	44.2	16.9	162.3%
Stock-based compensation	4.4	5.0	(12.5)%	13.3	15.3	(13.5)%
Total marketing, general and administrative costs	$49.0	$27.9	75.2%	$119.4	$88.9	34.4%

Total marketing, general and administrative costs increased 75.2% and 34.4% for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to the increased litigation expenses related to ongoing major cases. Non-litigation related marketing, general and administrative costs increased for the three and nine months ended September 30, 2011 primarily due to the accrual of the CRI retention bonuses and the increase in headcount to support our business as well as higher consulting costs and the acquisition costs related to CRI, offset by the decrease in funding for our 2011 CIP which is lower than our 2010 CIP and lower stock-based compensation expense.

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

Cost of restatement and related legal activities:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Cost of restatement and related legal activities	$0.8	$1.2	(32.3)%	$2.7	$3.4	(20.3)%

Cost of restatement and related legal activities consist primarily of investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

Costs of restatement and related legal activities were $0.8 million and $2.7 million for the three and nine months ended September 30, 2011, respectively, primarily due to litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

Gain from settlement:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Gain from settlement	$—	$10.3	(100.0)%	$6.2	$116.5	(94.7)%

The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes-Merton option pricing model and a residual approach (collectively the “Fair Value”). There was no gain from settlement recognized during the three months ended September 30, 2011. The total gain from settlement is $133.0 million, of which $6.2 million was recognized during the nine months ended September 30, 2011. The total gain from settlement related to the settlement with Samsung of $133.0 million has been recognized as of the end of the first quarter of 2011. The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.

Interest and other income (expense), net:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Interest income and other income (expense), net	$(0.8)	$0.3	(346.2)%	$(2.2)	$1.0	(308.6)%
Interest expense on convertible notes	(5.4)	(4.9)	9.2%	(15.8)	(14.7)	7.4%
Interest and other income (expense), net	$(6.2)	$(4.6)	33.1%	$(18.0)	$(13.7)	31.7%

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

Provision for income taxes:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2011	2010	Percentage	2011	2010	Percentage
Provision for income taxes	$4.1	$4.4	(8.1)%	$12.9	$52.5	(75.3)%
Effective tax rate	89.5%	(27.5)%		(929.2)%	30.8%

Our effective tax rates for the three and nine months ended September 30, 2011 are different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses not benefitted, partially offset by foreign tax credits.  During the quarter ended September 30, 2011, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we are projecting losses in which a tax benefit cannot be recognized in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes.

During the three and nine months ended September 30, 2011, we paid withholding taxes of $4.1 million each quarter. We recorded a provision for income taxes of $4.1 million and $12.9 million, respectively, for the three and nine months ended September 30, 2011, which is primarily comprised of withholding taxes and other foreign taxes. As we continue to maintain a valuation allowance against our U.S. deferred tax assets, our tax provision is based primarily on the withholding taxes, other foreign taxes and current state taxes.

Our effective tax rates for the three and nine months ended September 30, 2010 are different from the U.S. statutory tax rate due to a full valuation allowance on our U.S. net deferred tax assets, partially offset by foreign withholding taxes and state alternative minimum taxes.

Liquidity and Capital Resources

	As of
	September 30, 2011	December 31, 2010
	(In millions)
Cash and cash equivalents	$160.8	$215.3
Marketable securities	131.9	296.7
Total cash, cash equivalents, and marketable securities	$292.7	$512.0

	Nine Months Ended September 30,
	2011	2010
	(In millions)
Net cash provided by operating activities	$51.0	$179.4
Net cash used in investing activities	$(22.4)	$(119.5)
Net cash used in financing activities	$(83.0)	$(130.7)

Liquidity

Our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for at least the next twelve months. Additionally, the majority of our cash and cash equivalents are in the U.S. Our cash needs for the nine months ended September 30, 2011 were funded primarily from our operating activities, maturities of marketable securities, proceeds from the landlord for tenant improvements related to the lease in Sunnyvale and the issuance of common stock under our equity incentive plans.

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

Operating Activities

Cash provided by operating activities of $51.0 million for the nine months ended September 30, 2011 was primarily attributable to the net loss adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the nine months ended September 30, 2011 primarily included decreases in accrued salaries due to the payout of the 2010 CIP and the bonus related to the Samsung settlement, offset by increases in accounts payable, accrued litigation and prepaid expenses and other assets.

Cash provided by operating activities of $179.4 million for the nine months ended September 30, 2010 was primarily attributable to the net income, which included revenue and gains related to the settlement with Samsung, adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense and depreciation and amortization expense. Changes in operating assets and liabilities for the nine months ended September 30, 2010 primarily included increases in accrued salaries due to the 2010 CIP and the bonus related to the Samsung settlement.

Investing Activities

Cash used in investing activities of $22.4 million for the nine months ended September 30, 2011 primarily consisted of cash paid for the acquisition of CRI of $167.4 million, net of cash acquired, and purchases of available-for-sale marketable securities of $94.2 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $254.3 million. In addition, we paid $15.0 million to acquire property and equipment, primarily computer equipment, machinery and software.

Cash used in investing activities of $119.5 million for the nine months ended September 30, 2010 primarily consisted of purchases of available-for-sale marketable securities of $319.1 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $218.5 million and proceeds from sale of a marketable security of $1.7 million. During the first three quarters of 2010, we purchased patents and businesses for an aggregate amount of $7.5 million. In addition, we paid $13.1 million to acquire property, plant and equipment, primarily leasehold improvements for our new offices as well as computer equipment and machinery.

Financing Activities

Cash used in financing activities was $83.0 million for the nine months ended September 30, 2011 as a result of the repurchase in August 2011 from Samsung of approximately 4.8 million shares of the Company’s common stock for an aggregate amount of $100.0 million pursuant to a put exercised by Samsung in accordance with the terms of a stock purchase agreement with Samsung dated January 19, 2010.   This is partially offset by $8.8 million received from the landlord for the tenant improvements related to the lease in Sunnyvale and $9.5 million from issuance of common stock under equity incentive plans. We also made payments of $0.9 million under an installment payment plan to acquire intangible assets and $0.5 million related to the principal payments against the lease financing obligation.

Cash used in financing activities was $130.7 million for the nine months ended September 30, 2010 due primarily to the payment upon maturity of $137.0 million in face value of the 2010 Notes, stock repurchased with an aggregate price of $105.1 million under our share repurchase program and payment of $90.0 million related to the share repurchase agreement with J.P. Morgan Securities Inc., offset by proceeds received of $192.0 million from the issuance of common stock pursuant to the Stock Purchase Agreement with Samsung and $10.9 million from issuance of common stock under our equity incentive plans. We also made payments totaling $1.6 million under installment payment plans to acquire intangible assets and equipment.

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

Pursuant to the terms of the Sunnyvale Lease, the landlord has agreed to reimburse us approximately $9.1 million, of which $0.3 million was received in 2010 and $8.8 million was received during the nine months ended September 30, 2011. We recognized the reimbursement as an additional imputed financing obligation under the FASB authoritative guidance as such payment from the landlord is deemed to be an imputed financing obligation. Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate determined in accordance with the requirements of sale leaseback accounting. For the three and nine months ended September 30, 2011, we recognized in our statement of operations $0.8 million and $2.3 million, respectively, of interest expense in connection with the imputed financing obligation. At September 30, 2011, the imputed financing obligation balance in connection with the new facility was $35.6 million which was classified under long-term imputed financing obligation. At the end of the initial ten year lease term, should we decide not to renew the lease, we would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

In connection with the June 3, 2011 acquisition of Cryptography Research, Inc. (“CRI”), we are obligated to pay retention bonuses to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in cash for the first retention milestone and cash or stock at the Company’s election, for the following two payments. The three payments are to be equal amounts of approximately $16.7 million, on June 3, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by us to a designated charity. See Note 16, “Acquisition,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the acquisition of CRI.

On September 29, 2011, effective October 1, 2011, we amended our lease with Fogg-Brecksville Development Co. (the “Ohio Landlord”) to expand our facility in Brecksville, Ohio by 25,730 square feet to 50,545 total square feet (the “Amended Ohio Lease”), consisting of two extensions to be constructed by the Ohio Landlord (“Expansion A” and “Expansion B”) and to modify the outstanding imputed financing obligation. Expansion A will consist of 10,858 square feet of space and Expansion B will consist of 14,872 square feet of space. The Amended Ohio Lease has a term of 84 months from the First Extended Term Commencement Date as defined below. The First Extended Term Commencement Date is the first day of the month following substantial completion of Expansion B. Upon substantial completion of Expansion A, the annual base rent will be increased to $587,000. Upon substantial completion of Expansion B, the annual base rent will be increased to $831,000. The annual base rent increases each year on the annual anniversary date of the First Extended Term Commencement Date by 2% over the course of the term as set forth in the Amended Ohio Lease. We have an option to extend the Amended Ohio Lease for a period of 60 months.

During the fourth quarter of 2011, the Ohio Landlord began the construction of the building extensions. Since certain improvements constructed by the Ohio Landlord are considered structural in nature and we are responsible for any cost overruns, for accounting purposes, we are treated in substance as the owner of the construction project during the construction period. As the construction of the extensions of the building had not begun as of September 30, 2011, we did not record an asset for the construction in progress or the corresponding liability for construction in progress in the third quarter of 2011.

As of September 30, 2011, our material contractual obligations are (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$52,151	$1,214	$5,470	$5,739	$5,876	$6,014	$27,838
Leases	3,944	811	2,083	372	357	321	—
Software licenses (3)	4,895	2,108	2,348	359	80	—	—
CRI retention bonus	50,000	—	16,667	16,667	16,666	—	—
Convertible notes	172,500	—	—	—	172,500	—	—
Interest payments related to convertible notes	25,876	4,313	8,625	8,625	4,313	—	—
Total	$309,366	$8,446	$35,193	$31,762	$199,792	$6,335	$27,838

(1)

The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.6 million including $8.6 million recorded as a reduction of long-term deferred tax assets and $8.0 million in long-term income taxes payable, as of September 30, 2011. As noted in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)

With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the condensed consolidated balance sheet are the interest on the imputed financing obligation and the estimated common area expenses over the future periods. Additionally, the amount includes the Amended Ohio Lease.

(3)

We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2011 which are also presented on our consolidated balance sheet under current and other long-term liabilities.

Contingently Redeemable Common Stock

On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provided Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to sell back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares have been recorded as contingently redeemable common stock on the condensed consolidated balance sheet as of December 31, 2010.

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

On July 20, 2011, we received notice from Samsung exercising their option to put back to us approximately 4.8 million of the Shares for cash of $100.0 million. In August 2011, we paid $100.0 million to Samsung in exchange for the Shares which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded in additional paid-in capital.

Share Repurchase Program

During the three and nine months ended September 30, 2011, we did not repurchase any shares of our Common Stock under our share repurchase program. As of September 30, 2011, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of September 30, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.

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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as Treasuries, Government Agencies, Commercial Paper and Corporate Notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2011, we had an investment portfolio of fixed income marketable securities of $264.6 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2011, the fair value of the portfolio would decline by approximately $0.2 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$132,721	$132,721	$—	$—	0.01%
U.S. government sponsored obligations	35,668	35,668	3	(3)	0.25%
Corporate notes, bonds and commercial paper	96,241	96,359	—	(118)	0.43%
Total cash equivalents and marketable securities	264,630	264,748	3	(121)
Cash	28,123	28,123	—	—
Total cash, cash equivalents and marketable securities	$292,753	$292,871	$3	$(121)

	December 31, 2010
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$132,364	$132,364	$—	$—	0.04%
U.S. government sponsored obligations	266,817	266,840	29	(52)	0.26%
Corporate notes, bonds and commercial paper	95,724	95,773	8	(57)	0.39%
Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—
Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of September 30, 2011:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$191,632	$210,795	$172,469

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2011, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

The internal control over financial reporting related to the assets acquired under a business combination from CRI will be excluded from the evaluation of the effectiveness of the Company’s disclosure control and procedures as of the end of the year because the business was acquired in a business combination during the second quarter of 2011. Total assets, revenues and operating expenses of this business combination represent approximately 37%, 6% and 10%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition.  As the semiconductor industry is highly cyclical, significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints could affect the semiconductor industry.  We have emerged from such a period of economic downturn last year and the threat of another worldwide downturn is evident today.  As a result, we may achieve a reduced number of licenses, tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.

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

We also face competitive threats to our NBG operations. The display industry is intensely competitive and is impacted by rapid technological change, shifting government mandates, cyclical market patterns and increasing foreign and domestic competition.  In particular, our LDT group faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations. The security technology industry also faces robust competition. Our CRI group faces competition from large semiconductor manufacturers and other companies that offer various security solutions, including hardware with on-chip security features, software based offerings and other products and services. Potential competitors may either develop their own competing offerings or acquire assets, companies, or businesses that provide products or services that compete with our security technologies.

If for any of these reasons we cannot effectively compete in these primary markets, our results of operations could suffer.

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

The development, application and licensing of new technologies in lighting display and security is a complex process subject to a number of uncertainties, including the integration of our new businesses into the rest of our company. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our lighting and data security technologies more difficult.  If others develop innovative technologies that are superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  For the nine months ended September 30, 2011 and 2010, research and development expenses were $79.9 million and $67.7 million, respectively, including stock-compensation of approximately $7.8 million and $7.7 million, respectively.  If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, especially with respect to our NBG and any other new technologies that we pursue outside of our core memory and chip interface technologies, our operating results could decline.  Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies, and these investments may be independent of our level of revenue.  In order to grow, which may include entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development.  We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration.  As a result of our settlement with Samsung, Samsung accounted for a significant portion of our ongoing licensing revenue since 2010.  Our top five licensees represented approximately 68% and 90% of our revenues for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, revenues from Elpida, Freescale, NVIDIA and Samsung each accounted for 10% or more of our total revenue.  For the nine months ended September 30, 2010, revenue from Samsung accounted for 10% or more of our total revenue.  We expect to continue to experience significant revenue concentration for the foreseeable future.

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

As part of our strategic initiatives, we currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products, patents or technologies, and the entry into strategic transactions or other arrangements.  We completed a number of acquisitions in 2009, 2010 and 2011, including, most recently the acquisition of CRI.  These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant.  After completing our acquisitions, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results.  In addition:

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

Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.

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

We believe that royalties will continue to represent a majority of total revenue for the foreseeable future.  For the nine months ended September 30, 2011 and 2010, royalties accounted for 95% and 99%, respectively, of our total revenue.  Royalties are generally recognized in the quarter in which we receive a report from a licensee regarding the sale of licensed chips in the prior quarter; however, royalties are recognized only if collectability is assured.  As a result of these uncertainties and effects being outside of our control, royalty revenue is difficult to predict and makes it difficult to develop accurate financial forecasts, which could cause our stock price to become volatile and decline.

A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

For the nine months ended September 30, 2011 and 2010, revenue received from our international customers constituted approximately 69% and 93%, respectively, of our total revenue.  As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

Our operations and performance depend significantly on worldwide economic conditions, and the U.S. and world economies are emerging from a prolonged period of weak economic conditions, and the threat of another worldwide downturn is evident today.  Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our licensees in the foreseeable future.  Other factors that could influence demand include continuing increases in fuel and energy costs, competitive pressures, including pricing pressures, from companies that have competing products, changes in the credit market, conditions in the residential real estate and mortgage markets, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  If our licensees experience reduced demand for their products as a result of economic conditions or otherwise, our business and results of operations could be harmed.

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

Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, from time to time, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys.  Restrictions on the sale or distribution of products or services containing encryption technology may impact the ability of CRI to license its data security technologies to the manufacturers and providers of such products and services in certain markets or may require CRI or its licensees to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of CRI licensees to comply with such restrictions, could delay or prevent the acceptance and use of such licensees’ products and services.  In addition, the United States and other countries have imposed export controls that prohibit the export of encryption technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology of CRI could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges.  Regulatory initiatives throughout the world can also create new and unforeseen regulatory obligations on us and the technology we develop, particularly for CRI.  The impact of these potential obligations varies based on the jurisdiction, but any such changes could impact whether we enter, maintain or expand our presence in a particular market or with particular potential licensees.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area.  The San Francisco Bay Area is in close proximity to known earthquake fault zones.  Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events.  Should an earthquake or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities, which are subject to damage from malicious code and other related vulnerabilities common to networks and computer systems, including acts of vandalism and potential security breach by third parties.   Acts of terrorism, widespread illness, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.

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

•                  positive or negative reports by securities analysts as to our expected financial results and business developments;

•                  developments with respect to patents or proprietary rights and other events or factors;

•                  trading activity related to our share repurchase plans;

•                  issuance of additional securities by us, such as our issuance of approximately 9.6 million shares of common stock to Samsung in connection with our settlement agreement in January 2010; and

•                  issuance of shares from the CRI acquisition and sale of those shares under the Form S-3 registration statement.

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

In addition, we purchased the shares of contingently redeemable common stock for an aggregate purchase price of $100.0 million that were put back to us by Samsung in August 2011 pursuant to our existing contract terms, which reduced our cash resources.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new Securities and Exchange Commission regulations and NASDAQ rules, have historically created uncertainty for companies such as ours.  Any new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  Any new investment of resources to comply with evolving laws, regulations and standards, may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and our business and operations would suffer.

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

Our restated certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control.  In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock.  Pursuant to such provisions:

•                  our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock, which means that a new stockholder rights plan could be implemented by our board to replace our old plan that expired in 2010;

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

Third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigations, to challenge or otherwise act against us with respect to such government agency proceedings, such as the attempts by Hynix to appeal our settlement with the European Commission, and to assert claims for monetary damages against us and other attempts by other adverse parties to challenge our settlement.  Although we have successfully defeated certain attempts to do so, there can be no assurance that other third parties will not be successful in the future or that additional claims or actions arising out of adverse findings by a government agency will not be asserted against us.

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

•                  changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other intellectual property, including as a result of the recent passage of the America Invents Act of 2011 (which codifies several significant changes to the U.S. patent laws and will remain subject to certain rule-making and interpretation, including changing from a “first to invent’ to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued);

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

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our non-patentable intellectual property rights.  If we fail to protect these intellectual property rights, our licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation.  The growth of our business depends in large part on the use of our intellectual property in the products of third party manufacturers, and our ability to enforce intellectual property rights against them to obtain appropriate compensation.  In addition, effective trade secret protection may be unavailable or limited in certain foreign countries.  Although we intend to protect our rights vigorously, if we fail to do so, our business will suffer.

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

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation.  While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities, and some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology.  In addition, we may agree to indemnify others in the future.  Any of these indemnification and support obligations could result in substantial expenses.  In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee’s development, marketing and sales of licensed semiconductors, lighting and display, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

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

RAMBUS INC.

Date: October 31, 2011	By:	/s/ Satish Rishi
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