Form 10-K
period 2011-12-31
RAMBUS INC
filed 2012-02-24
CIK 917273

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Registrant's telephone number, including area code:
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $1.3 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 110,272,001 as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's annual meeting of stockholders to be held on or about April 26, 2012 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

  •
  Success in the markets of our or our licensees' products;

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

  •
  Interest and other income, net; and

  •
  Likelihood of paying dividends or repurchasing securities.

        You can identify these and other forward-looking statements by the use of words such as "may," "future," "shall," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

        Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, "Risk Factors." All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

PART I

        Rambus, RDRAM™, XDR™, FlexIO™ and FlexPhase™ are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this annual report on Form 10-K are the property of their respective owners.

        Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Fully Buffered-Dual Inline Memory Module	FB-DIMM
Gigabits per second	Gb/s
Graphics Double Data Rate	GDDR
Input/Output	I/O
Light Emitting Diodes	LED
Liquid Crystal Display	LCD
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAM™
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDR™

        From time to time we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation	LSI
MediaTek Inc.	MediaTek
Micron Technologies, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
New Business Group	NBG
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA
Qimonda AG (formerly Infineon's DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
Semiconductor Business Group	SBG
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics N.V.	ST Microelectronics
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba

Item 1.    Business

        Rambus Inc., referred to as we, us or Rambus, was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 1050 Enterprise Way, Suite 700, Sunnyvale, California. Our Internet address is www.rambus.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

        We are a premier intellectual property and technology licensing company focusing on the creation, design, development and licensing of patented innovations, technologies and architectures that are foundational to nearly all digital electronics products and systems. Our mission is to continuously enrich the end-user experience of electronic systems through groundbreaking innovations and technologies designed to improve the performance, power efficiency, time-to-market and cost-effectiveness of the products, components and systems offered by market-leading companies in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high definition televisions, or HDTVs, and displays, general lighting, cryptography and data security. Our inventors and engineering teams focus on creating innovations designed to address the most challenging demands of each target market and industry.

        We generate revenue by licensing our patented innovations and technologies to market-leading companies that provide their products to the end-user customers or consumers. We believe we have established an unparalleled licensing platform and business model that will continue to foster the development of new foundational and leading innovations and technologies. By continuing to build upon this platform, our goal is to create additional licensing opportunities, and thereby perpetuate strong company operating performance and long-term stockholder value.

        While we have historically focused our efforts in the development of technologies for electronics memory and chip interfaces, we have been expanding our portfolio of inventions and solutions to address additional markets in lighting, displays, chip and system security, digital media, as well as new areas within the semiconductor industry, such as imaging and non-volatile memory. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through our licensing business model. Key to our efforts, both in our current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute our plans and strategies.

        Rambus has two business groups: the Semiconductor Business Group, or SBG, which focuses on the design, development and licensing of technology that is semiconductor based, and the New Business Group, or NBG, which focuses on the design, development and licensing of technologies for lighting, displays, chip and system security, anti-counterfeiting, digital media and other markets.

        As of December 31, 2011, our semiconductor, lighting, display, security and other technologies are covered by 1,386 U.S. and foreign patents. Additionally, we have 1,059 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

        Our patented inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Our revenues are primarily derived from patent licenses, through which we provide our customers a license to use some specified portion of our broad portfolio of patented inventions. The patent license essentially provides our customers with a defined right to use our patented innovations in the customer's own digital electronics products, systems or services, as applicable. The patent licenses may also define the specific field of use where our customers may employ our inventions in their products. Patent license agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods.

        We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our solutions license offerings include a range of solutions developed by Rambus, which include "leadership" solutions (which are Rambus-proprietary solutions widely licensed to our customers) and industry-standard solutions that we provide to our customers under license for incorporation into our customers' digital electronics products and systems. We offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, supply chain consulting and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

Background

Semiconductor Technology

        The demand for increased performance in computers, tablets, smartphones, consumer electronics and other electronic systems rises dramatically with each passing year. Semiconductor and system designers face key challenges in sustaining this pace of innovation. Since battery technology improves modestly over time, mobile device designers face adding increased functionality and higher performance with only small increases in power budget. For plug-in systems, there is a strong desire to reduce power consumption for both economic and environmental reasons while still providing increased computing capability and more visually compelling displays. At the chip level, it becomes increasingly difficult to maintain signal integrity and power efficiency as data transfer speeds rise to support more powerful, multi-core processors.

        To address these challenges and enable the continued improvement of electronics systems requires ongoing innovation. The many contributions and patented innovations developed by Rambus' scientists and engineers have been, and continue to be, critical in addressing some of the most difficult chip and system challenges. We have developed what we believe are the world's fastest memory solutions delivering breakthrough performance at unmatched power efficiency. Our patented innovations can deliver the memory bandwidth and throughput needed to unleash the potential of multi-core processors.

Lighting and Display Technology

        The continued evolution of the LED as a bright, reliable and energy-efficient light source creates significant market opportunities in consumer electronics and in general lighting. Harnessing the benefits of LEDs, however, presents a new set of challenges for companies that offer and provide electronics and lighting products and solutions. Since LED backlighting solutions are increasingly pervasive in liquid crystal displays, or LCDs, for computers, smartphones, tablets, game systems, HDTVs and any user interface incorporating an active display, the continued move to higher resolution displays across these products requires more LEDs per system. The increased usage of LEDs is thereby creating a need for increased power efficiency since the LED backlight is the primary source of power consumption in many consumer electronics products, including smartphones. While LEDs may offer the promise of long operating life, energy efficiency and improved aesthetics, there are significant technical challenges with the adoption of LEDs that relate to their comparatively high cost, illumination effectiveness and design and form factor constraints. These challenges present a significant market opportunity for Rambus.

        We believe that our patented innovations in lighting and display technologies represent significant value to applications, products and systems that use or will adopt LED-based lighting. For example, our patented innovations in backlighting can enable what we believe to be some of the thinnest, most power-efficient and cost-effective LCD displays for smartphones, tablets, computers and HDTVs. In addition, our goal is that our patented innovations and technologies in general lighting will offer revolutionary and breakthrough solutions that will provide exceptional quality and control of illumination in form factors unconstrained by legacy lighting products and systems. We believe that these breakthrough patented innovations and technologies advance our mission of enriching the consumer experience of electronic products and systems and represent additional significant licensing opportunities in growing markets. We continue to focus significant resources and effort to help bring these new products to market under solutions license agreements with leading companies in the industry.

Chip and System Security Technology

        As electronics systems grow increasingly sophisticated, the information and data stored and transferred through these devices increases in value. For example, smartphones and game systems store personal data, conduct financial transactions and e-commerce, and deliver copyrighted content including movies, music and games. Unless these systems can be made reliably secure, their usefulness to consumers and content owners decreases dramatically. Examples of high profile security breaches of electronics products and systems clearly illustrate the critical importance of data and information security. Security is also a significant risk and concern for companies that offer branded accessories and consumables, such as printing peripherals and consumable inks. Counterfeit products have the effect of decreasing earning potential, damaging a company's brand image and exposing consumers to low quality or defective goods. Proper security measures may be used to effectively eliminate certain types of counterfeiting through the use of encryption related technologies.

        Through our acquisition of CRI, we own a portfolio of patented inventions and technology solutions that we believe provide an unrivaled level of security in electronic devices and systems. CRI's patented DPA countermeasures are critical in designing secure semiconductors and products, and are used to protect devices against side channel attacks such as monitoring the variations in power consumption or electromagnetic emissions of a device. In addition, CRI's CryptoFirewall cores provide a robust hardware-based solution to protect electronics systems from the full range of attacks. We believe our hardware level security is vastly superior to many software-based security solutions, and provides a robust platform for building effective security applications.

Additional Technologies

        Consistent with our mission of continuously enriching the end-user experience of electronic systems, Rambus' scientists and engineers are focusing on inventing, developing and expanding our patented innovations and solutions into new technology areas. As electronic systems continue their rapid evolution, new opportunities for innovation abound, which offer new avenues for licensing and long-term growth.

Our Offerings

Patented Innovations

        Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents to our customers. These licenses may cover part or all of our patent portfolio across our breadth of technologies. Leading semiconductor and system companies such as AMD, Broadcom, Elpida, Freescale, Fujitsu, Intel, Panasonic, Renesas, Samsung and Toshiba have licensed our patents for use in their own products. Examples of the many patented innovations in our portfolio include, and have included:

        Dual Edge Clocking which is designed to allow data to be sent on both the leading and trailing edge of the clock pulse, effectively doubling the transfer rate out of a memory core without the need for higher system clock speeds.

        FlexPhase™ technology which synchronizes data output and compensates for circuit timing errors in high-speed memory systems.

        Module Threading which improves the throughput and power efficiency of a memory module by applying parallelism to module data accesses.

        MicroLens® optics technology which is used in LED edge-lit lighting applications delivers superior brightness, directional control and uniformity of illumination.

        TruEdge™ technology which provides for the highly-efficient transfer of light from LEDs into a light guide used to distribute the light

        Differential Power Analysis ("DPA") Countermeasures which secure electronic devices and systems from side-channel attacks seeking to access the encrypted key.

  Technology Solutions and Enabling Services

        We license a range of technology solutions including our leadership and industry-standard solutions to customers for use in their digital electronics products and systems. Our customers include leading companies such as Elpida, GE, IBM, Panasonic, Samsung, Sony and Toshiba. Due to the often complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductor and system products. Licensees may also receive, in addition to their solutions license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

        Our leadership technology solutions include the XDR™ and XDR™2 memory architectures, the FlexIO™ processor bus, Pentelic™ lighting solutions, and the CryptoFirewall™ security core.

        The XDR™ Memory Architecture enables what we believe to be the world's fastest production DRAM with operation up to 7.2Gb/s. XDR™ DRAM is the main memory solution for Sony Computer Entertainment's PlayStation®3 as well as for Texas Instrument's latest generation of Digital Light Processing, or DLP, projectors.

        The XDR™2 Memory Architecture incorporates new innovations, including DRAM micro-threading, to deliver the world's highest performance for graphics intensive applications such as gaming and digital video.

        The FlexIO™ Processor Bus is a high speed chip-to-chip interface. It is one of our two key chip interface products that enable the Cell BE processor co-developed by Sony, Toshiba and IBM. In the PlayStation®3, the FlexIO™ bus provides the interface between the Cell BE, the RSX graphics processor and the SouthBridge chip.

        The Pentelic™ Lighting Solutions offer superior efficiency, control of light directionality and freedom of design to create beautiful and functional LED-based lighting products.

        The CryptoFirewall™ Security Core delivers an unmatched level of protection for digital media, such as in pay TV systems, and for protection against counterfeiting of accessories and consumables.

        In our semiconductor business, we also offer industry-standard chip interface solutions, including DDRx (where the "x" is a number that represents a version), as well as digital logic controllers for PCI Express and other industry standard interfaces.

Design and Manufacturing

        Our technology solutions are developed with high-volume commercial manufacturing processes in mind. Our solutions can be delivered in a number of ways, from reference designs to full turnkey custom developments. A reference design engagement might include an architectural specification, data sheet, theory of operation and implementation guides. A custom development would entail a specific design implementation optimized for the licensee's manufacturing process. In some cases, we may provide supply chain enablement services where we assist our customers in designing and establishment of certain manufacturing processes to implement our technologies in their product offerings.

Target Markets, Applications and Customers

        We work with leading and emerging semiconductor and digital electronics products and system customers to enable their products and services. We engage with our customers across the entire product life cycle, from system architecture development, to component design, to system integration, to production ramp-up through product maturation. Our patented innovations and technologies are incorporated into a broad range of high-volume applications in computing, gaming and graphics, lighting, consumer electronics, and mobile markets. System level products that utilize our patented inventions and/or solutions include smartphones, tablets, personal computers, servers, printers, video projectors, game systems, HDTVs, TV set-top boxes and LED-based lighting offered by such companies as DIRECTV, Fujitsu, GE, IBM, Panasonic, Samsung, Sony and Toshiba.

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

Research and Development

        Our ability to compete in the future will be substantially dependent on our ability to develop and patent key innovations that meet the future needs of a dynamic market. To this end, we have assembled a team of highly skilled engineers and scientists whose activities are focused on continually developing new innovations within our chosen technology fields. Using this foundation of patented innovations, our technical teams develop new solutions that enable increased performance, greater power efficiency, increased levels of security, as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in system architecture, digital and analog circuit design and layout, semiconductor process characteristics, packaging, printed circuit board routing, signal integrity, high-speed testing techniques, optical design, thermal management, material science, cryptography, software design and development, and system integration.

        As of December 31, 2011, we had approximately 280 employees in our engineering departments, representing approximately 62% of our total employees. A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2011, 2010 and 2009, research and development expenses were $115.7 million, $92.7 million and $67.3 million, respectively, including stock-based compensation of approximately $10.5 million, $10.2 million and $9.7 million, respectively. For the year ended December 31, 2011, research and development expenses also included $15.7 million for retention bonuses for CRI engineers who joined Rambus in June 2011. Since innovation is critical to our future success, we expect to continue to invest substantial funds in research and development activities. In addition, because our license and support agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue.

Competition

        The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We face competition from semiconductor and digital electronics products and systems companies, as well as other intellectual property companies, all of whom may provide their own technologies.

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

Employees

        As of December 31, 2011, we have 456 employees. None of our employees are covered by collective bargaining agreements. As noted above, we believe that our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is good.

Patents and Intellectual Property Protection

        We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2011, we have 1,386 U.S. and foreign patents on various aspects of our technology, with expiration dates ranging from 2012 to 2030, and we have 1,059 pending patent applications. These patents and patent applications cover important inventions in semiconductor, lighting, display, security and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective licensees, and confidentiality agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Business Segment Data, Customers and Our Foreign Operations

        Prior to 2010, we operated in a single industry segment, the design, development and licensing of memory and logic interfaces, lighting and optoelectronics, and other technologies. In 2010, we reorganized, and as a result, currently have two business groups: SBG which focuses on the design, development and licensing of technology that is semiconductor based, and NBG which focuses on the design, development and licensing of technologies for lighting, displays, chip and system security, anti-counterfeiting, digital media and other markets. As of December 31, 2011, only SBG was considered a reportable segment as it met the quantitative thresholds for disclosure as a reportable segment. All other remaining operating segments did not meet the quantitative thresholds for disclosure as reportable segments.

        Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 6, "Selected Financial Data," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 14, "Business Segments and Major Customers," of Notes to Consolidated Financial Statements of this Form 10-K, all of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 14, "Business Segments and Major Customers," of Notes to Consolidated Financial Statements of this Form 10-K. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, "Risk Factors."

Our Executive Officers

        Information regarding our executive officers and their ages and positions as of February 23, 2012, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience
Sharon E. Holt	47	Senior Vice President, GM, Semiconductor Business Group. Ms. Holt has served in her current position (formerly titled Senior Vice President, Licensing and Marketing and Senior Vice President, Worldwide Sales, Licensing and Marketing) since joining us in August 2004. From November 1999 to July 2004, Ms. Holt held various positions at Agilent Technologies, Inc., an electronics instruments and controls company, most recently as vice president and general manager, Americas Field Operations, Semiconductor Products Group. Prior to Agilent Technologies, Inc., Ms. Holt held various engineering, marketing, and sales management positions at Hewlett-Packard Company, a hardware manufacturer. Ms. Holt holds a B.S. in Electrical Engineering, with a minor in Mathematics, from the Virginia Polytechnic Institute and State University.
Harold Hughes	66

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

Thomas R. Lavelle	61

Senior Vice President and General Counsel. Mr. Lavelle has served in his current position since December 2006. Previous to that, Mr. Lavelle served as vice president and general counsel at Xilinx, one of the world's leading suppliers of programmable chips. Mr. Lavelle joined Xilinx in 1999 after spending more than 15 years at Intel Corporation where he held various positions in the legal department. Mr. Lavelle earned a J.D. from Santa Clara University School of Law and a B.A. from the University of California at Los Angeles.

Name	Age	Position and Business Experience
Christopher M. Pickett	45

Senior Vice President, Licensing. Mr. Pickett has served in his current position since September 2010. Previous to that, Mr. Pickett served as our senior vice president, Licensing, Lighting Technology since joining us in December 2009. Prior to Rambus, he was the president of the Licensing Division and general counsel at Global Lighting Technologies, Inc. where he helped to launch the strategy and develop the business plan for separating R&D/IP assets from Global Lighting Technologies, Inc.'s manufacturing company. Prior to Global Lighting, Mr. Pickett worked for almost 13 years at Tessera Technologies, Inc. where he defined and implemented its licensing business. His last position at Tessera was executive vice president of Licensing and, earlier on, he served as general counsel. Prior to Tessera, Mr. Pickett worked at several San Jose based patent law firms. Mr. Pickett is a member of the California Bar and the U.S. Patent Bar. He received a bachelor of science degree in Electrical Engineering from California Polytechnic State University, San Luis Obispo, and a J.D. from the University of San Francisco.

Satish Rishi	52

Senior Vice President, Finance and Chief Financial Officer. Mr. Rishi joined us in his current position in April 2006. Prior to joining us, Mr. Rishi held the position of executive vice president of Finance and chief financial officer of Toppan Photomasks, Inc., (formerly DuPont Photomasks, Inc.) one of the world's leading photomask providers, from November 2001 to April 2006. During his 25-year career, Mr. Rishi has held senior financial management positions at semiconductor and electronic manufacturing companies. He served as vice president and assistant treasurer at Dell Inc. Prior to Dell, Mr. Rishi spent 13 years at Intel Corporation, where he held financial management positions both in the United States and overseas, including assistant treasurer. Mr. Rishi holds a B.S. with honors in Mechanical Engineering from Delhi University in Delhi, India and an M.B.A. from the University of California at Berkeley's Haas School of Business. He also serves as a director of Measurement Specialties, Inc.

Michael Schroeder	52

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

Name	Age	Position and Business Experience
Martin Scott, Ph.D.	56

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

Item 1A.    Risk Factors

RISK FACTORS

        Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. See also "Special Note Regarding Forward-Looking Statements" elsewhere in this report.

Risks Associated With Our Business, Industry and Market Conditions

If market leaders do not adopt our innovations, our results of operations could decline.

        An important part of our strategy is to penetrate our target market segments by working with leaders in those market segments. This strategy is designed to encourage other participants in those segments to follow such leaders in adopting our innovations. If a high profile industry participant adopts our innovations but fails to achieve success with its products or adopts and achieves success with a competing technology, our reputation and sales could be adversely affected. In addition, some industry participants have adopted, and others may in the future adopt, a strategy of disparaging our solutions adopted by their competitors or a strategy of otherwise undermining the market adoption of our solutions.

        We target market-leading companies to adopt our technologies, particularly those that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high definition televisions ("HDTVs") and displays, general lighting, cryptography and data security. We have diversified our technologies through the establishment of our NBG operations and will continue to seek out other target markets in and related to computing, gaming and graphics, consumer electronics, mobile, general lighting, and security applications. We are subject to many risks beyond our control that influence whether or not a potential licensee or partner company will adopt our technologies, including, among others:

  •
  competition faced by a company in its particular industry;

  •
  the timely introduction and market acceptance of a company's products;

  •
  the engineering, sales and marketing and management capabilities of a company;

  •
  technical challenges unrelated to our innovations faced by a company in developing its products;

  •
  the financial and other resources of a company; and

  •
  the degree to which our licensees promote our innovations to their customers.

        There can be no assurance that consumer products that currently use our technology will continue to do so, nor can there be any assurance that the consumer products that incorporate our technology will be successful in their markets in order to generate expected royalties. If market leaders do not successfully adopt our technologies for any of these reasons, our strategy may not be successful and, as a result, our results of operations could decline.

We have traditionally operated in the semiconductor industry that is highly cyclical and in which the number of our potential customers may be in decline as a result of industry consolidation, and we face intense competition in all of our target markets that may cause our results of operations to suffer.

        The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles and cyclical market patterns. Significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints can affect the highly cyclical semiconductor industry.

The economic downturn of the past several years and the threats of further regional or worldwide downturn are evident today. As a result, we may achieve a reduced number of licenses, tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.

        Many of our customers operate in industries that experience significant declines as a result of the recent economic downturns. In particular, DRAM manufacturers, which make up many of our existing and potential licensees, have suffered material losses and other adverse effects to their businesses. These factors may result in industry consolidation as companies seek to reduce costs and improve profitability through business combinations. Consolidation among our existing DRAM and other customers may result in loss of revenues under existing license agreements. Consolidation among companies in the DRAM and other industries within which we license our technology may reduce the number of future licensees for our products and services. In either case, consolidation in the DRAM and other industries in which we operate may negatively impact our short-term and long-term business prospects, licensing revenues and results of operations.

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

        We also face competitive threats to our NBG operations. The display industry is intensely competitive and is impacted by rapid technological change, shifting government mandates, cyclical market patterns and increasing foreign and domestic competition. In particular, our LDT group faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations. The security technology industry also faces robust competition. Our CRI group acquired in 2011 faces competition from large semiconductor manufacturers and other companies that offer various security solutions, including hardware with on-chip security features, software based offerings and other products and services. Potential competitors may either develop their own competing offerings or acquire assets, companies or businesses that provide products or services that compete with our security technologies.

        If for any of these reasons we cannot effectively compete in these primary markets, our results of operations could suffer.

If we do not succeed in developing our new businesses, our results of operations may be adversely affected.

        The future success of NBG, which includes our LDT, CRI and MTD groups, depends on our ability to develop new or emerging licensing opportunities, diversify our business into lighting and displays, data security, mobile communications and additional semiconductor technologies.

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

        For CRI, we will be required to continue to develop and provide robust data security technologies that are effective for licensees. Licensing of data security technologies also presents challenges in the face of intense competition. CRI will be required to continue to license DPA countermeasures and other security technologies, and develop new security technologies in order to grow market acceptance and revenue.

        Our MTD is another emerging business within NBG. To date, our MTD group has not generated any revenue, but our intent is to grow MTD in order to provide innovative software and technological solutions to satisfy the anticipated requirements of developers, chip suppliers and manufacturers in the market for mobile products. If the development of our MTD business does not occur, our ability to achieve success in this market may be limited, and this may in turn adversely affect our potential for long term revenue growth.

        The development, application and licensing of new technologies in lighting display, security and mobile technology is a complex process subject to a number of uncertainties, including the integration of our new businesses into the rest of our company. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our lighting, data security and mobile technologies more difficult. If others develop innovative technologies that are superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

        If new competitors, technological advances by existing competitors, our entry into new markets and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the years ended December 31, 2011, 2010 and 2009, research and development expenses were $115.7 million, $92.7 million and $67.3 million, respectively, including stock-compensation of approximately $10.5 million, $10.2 million and $9.7 million, respectively. For the year ended December 31, 2011, research and development expenses also included $15.7 million for retention bonuses for CRI engineers who joined Rambus in June 2011. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of our investment in new technologies. In order to grow, including entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of technologies under development as well as selectively hiring additional employees.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

        We have a high degree of revenue concentration. Our top five licensees represented approximately 66%, 85% and 77% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, revenues from Elpida, NVIDIA and Samsung, each accounted for 10% or more of our revenue. For the year ended December 31, 2010, revenue from Elpida and Samsung, each accounted for 10% or more of our total revenue. For the year ended December 31, 2009, revenue from AMD, Fujitsu, NEC, Panasonic and Toshiba, each accounted for 10% or more of our total revenue. As a result of our settlement with Samsung in January 2010, Samsung accounted for a significant portion of our ongoing licensing revenue since 2010 as reflected above. We expect to continue to experience significant revenue concentration for the foreseeable future.

        In addition, some of our commercial agreements require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price. The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewal of existing contracts, industry consolidation, including the combination in 2010 of NEC and Renesas, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future.

        We continue to be in negotiations with licensees and prospective licensees to reach patent license agreements for DRAM devices and DRAM controllers. We expect that patent license royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees' reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed. A number of our material license agreements are scheduled to expire in 2015. However, we cannot provide any assurance that we will reach agreement on renewal terms or that the royalty rates we will be entitled to receive under the new agreements will be as favorable to us as our current agreements. If we are unsuccessful in renewing any of these patent license agreements, our results of operations may decline significantly.

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

        Our success depends on our ability to introduce and patent enhancements and new generations of our chip interface technologies that keep pace with other changes in the semiconductor industry and which achieve rapid market acceptance. We must devote significant engineering resources to addressing the need for higher speed chip interfaces associated with increases in the speed of microprocessors and other controllers. The technical innovations that are required for us to be successful are inherently complex and require long development cycles, and there can be no assurance that our development efforts will ultimately be successful. In addition, these innovations must be:

  •
  completed before changes in the semiconductor industry render them obsolete;

  •
  available when system companies require these innovations; and

  •
  sufficiently compelling to cause semiconductor manufacturers to enter into licensing arrangements with us to implement these new technologies.

        In all of our target markets, significant technological innovations generally require a substantial investment before their commercial viability can be determined. There can be no assurance that we have accurately estimated the amount of resources required to complete our innovation efforts, or that we will have, or be able to expend, sufficient resources required for the development of our innovations. In addition, there is market risk associated with these products for which we develop technological innovations, and there can be no assurance that unit volumes, and their associated royalties, will occur. If our technology fails to capture or maintain a portion of the high volume target consumer market, our business results could suffer.

Security breaches or vulnerabilities in our data security technologies could harm our reputation, result in financial losses and divert resources.

        Because the techniques used by hackers to access or sabotage secure chip and other technologies change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and may not address them in our CRI data security technologies. Furthermore, our data security technologies may also fail to detect or prevent security breaches due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats. An actual or perceived security breach of our licensees or their end-customers, regardless of whether the breach is attributable to the failure of our data security technologies, could adversely affect the market's perception of our security technologies. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Any breaches, defects, errors or vulnerabilities in our data security technologies could result in:

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

We have in the past and may in the future make acquisitions or enter into mergers, strategic transactions or other arrangements that may or may not produce the expected operating and financial results.

        As part of our strategic initiatives, we currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products, patents or technologies, and the entry into strategic transactions or other arrangements. We completed a number of acquisitions in 2009, 2010 and 2011, including the acquisition of CRI, our largest transaction to date. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing our acquisitions, we may experience difficulty integrating personnel and operations, which could negatively affect our operating results. In addition:

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

  •
  our ongoing business, including our operations, technology development and deliveries to our customers, may be disrupted, and employee retention and productivity could also suffer;

  •
  we may not be able to recognize the financial benefits we anticipated and/or we may suffer losses, both with respect to our ongoing business and the acquired entity or business;

  •
  our increasing international presence resulting from acquisitions may increase our exposure to international currency, tax and political risks; and

  •
  our lack of experience with new products or technologies in new markets may cause us to fail to achieve expected financial and strategic benefits of the acquisition.

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

        We may have to incur debt or issue equity securities to pay for any future acquisition, which debt or equity securities could involve restrictive covenants or be dilutive to our existing stockholders.

Some of our revenue is subject to the pricing policies of our licensees over whom we have no control.

        We have no control over our licensees' pricing of their products and there can be no assurance that licensee products using or containing our chip interfaces will be competitively priced or will sell in significant volumes. One important requirement for our memory chip interfaces is for any premium charged by our licensees in the price of memory and controller chips over alternatives to be reasonable in comparison to the perceived benefits of the chip interfaces. If the benefits of our technology do not match the price premium charged by our licensees, the resulting decline in sales of products incorporating our technology could harm our operating results.

Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.

        The process of persuading customers to adopt and license our chip interface, lighting and display, data security, mobile and other semiconductor technologies can be lengthy and, even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, our ongoing intellectual property litigation and regulatory actions have and will likely continue to have an impact on our ability to enter into new licenses and renewals of licenses. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure or delay to obtain royalties.

Future revenue is difficult to predict for several reasons, and our failure to predict revenue accurately may cause us to miss analysts' estimates and result in our stock price declining.

        Our lengthy and costly license negotiation cycle and our ongoing intellectual property litigation make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers on our estimated timelines and we are reliant on the litigation timelines for any results or settlements.

        While some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our licensees' products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

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

        All of these factors make it difficult to predict future revenue and may result in our missing previously announced earnings guidance or analysts' estimates which would likely cause our stock price to decline.

A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

        For the years ended December 31, 2011, 2010 and 2009, revenue received from our international customers constituted approximately 67%, 93% and 83%, respectively, of our total revenue. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

        To date, all of the revenue from international licensees has been denominated in U.S. dollars. However, to the extent that such licensees' sales to systems companies are not denominated in U.S. dollars, any royalties which are based as a percentage of the customer's sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

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

  •
  natural disasters, acts of war, terrorism, widespread illness or securities breaches;

  •
  social, political and economic instability;

  •
  geo-political issues; including changes in diplomatic and trade relationships; and

  •
  cultural differences in the conduct of business both with licensees and in conducting business in our international facilities and international sales offices.

        We and our licensees are subject to many of the risks described above with respect to companies which are located in different countries, particularly home video game console, PC and other consumer electronics manufacturers located in Asia and elsewhere. There can be no assurance that one or more of the risks associated with our international operations will not result in a material adverse effect on our business, financial condition or results of operations.

Weak global economic conditions may adversely affect demand for the products and services of our licensees.

        Our operations and performance depend significantly on worldwide economic conditions, and the U.S. and world economies have experienced a prolonged period of weak economic conditions, and the threats of further regional or worldwide downturn are evident today. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our licensees in the foreseeable future. Other factors that could influence demand include continuing increases in fuel and energy costs, competitive pressures, including pricing pressures, from companies that have competing products, changes in the credit market, conditions in the residential real estate and mortgage markets, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. If our licensees experience reduced demand for their products as a result of economic conditions or otherwise, our business and results of operations could be harmed.

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

        Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, from time to time, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact the ability of CRI to license its data security technologies to the manufacturers and providers of such products and services in certain markets or may require CRI or its licensees to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of CRI licensees to comply with such restrictions, could delay or prevent the acceptance and use of such licensees' products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology of CRI could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges. Regulatory initiatives throughout the world can also create new and unforeseen regulatory obligations on us and the technology we develop, particularly for CRI. The impact of these potential obligations varies based on the jurisdiction, but any such changes could impact whether we enter, maintain or expand our presence in a particular market or with particular potential licensees.

Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breach at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.

        Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities, which are subject to damage from malicious code and other related vulnerabilities common to networks and computer systems, including acts of vandalism and potential security breach by third parties. Acts of terrorism, widespread illness, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.

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

        The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, including the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities, as described elsewhere in this report. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation, goodwill and intangibles, and other contingencies. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In addition, actual results may differ from these estimates under different assumptions or conditions.

        Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the measurement of share-based compensation expense requires us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Changes in these factors may affect both our reported results (including cost of contract revenue, research and development expenses, marketing, general and administrative expenses and our effective tax rate) and any forward-looking projections we make that incorporate projections of share-based compensation expense. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our reported expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards.

        Factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time.

Risks Related to Capitalization Matters and Corporate Governance

The price of our common stock may fluctuate significantly, which may make it difficult for holders to resell their shares when desired or at attractive prices.

        Our common stock is listed on The NASDAQ Global Select Market under the symbol "RMBS." The trading price of our common stock has been subject to wide fluctuations which we expect to continue in the future in response to, among other things, the following:

  •
  new litigation or developments in current litigation, including an unfavorable outcome to us from court proceedings relating to our ongoing litigation and reaction to any settlements that we enter into with former litigants, such as the November 2011 verdict against us in our San Francisco antitrust proceeding, and the unpredictability of litigation results or settlements and the timing and amount of any litigation expenses;

  •
  any progress, or lack of progress, real or perceived, in the development of products that incorporate our innovations and technology companies' acceptance of our products, including the results of our efforts to expand into new target markets;

  •
  our signing or not signing new licensees and the loss of strategic relationships with any licensee;

  •
  the success of high volume consumer applications;

  •
  the dependence of our royalties upon fluctuating sales volumes and prices of products that include our technology, including the seasonal shipment patterns of systems incorporating our products and semiconductor or system companies discontinuing major products incorporating our products;

  •
  announcements of our technological innovations or new products by us, our licensees or our competitors;

  •
  changes in our customers' development schedules and levels of expenditure on research and development;

  •
  our licensees terminating or failing to make payments under their current contracts or seeking to modify such contracts, whether voluntarily or as a result of financial difficulties;

  •
  changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own;

  •
  changes in the economy and credit market and their effects upon demand for our technology and the products of our licensees;

  •
  positive or negative reports by securities analysts as to our expected financial results and business developments;

  •
  developments with respect to patents or proprietary rights and other events or factors;

  •
  trading activity related to our share repurchase plans; and

  •
  issuance of additional securities by us, including in acquisitions.

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

        In connection with our stock option investigation, we and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally allege that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. While we have settled most of these actions, certain individual lawsuits continue to be adjudicated. For more information about the historic litigation described above, see Note 16, "Litigation and Asserted Claims," of Notes Consolidated Financial Statements contained in this Form 10-K. The amount of time to resolve these current and any future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. Although we have expensed or accrued for certain liabilities that we believe will result from certain of these actions, the actual costs and expenses to defend and satisfy all of these lawsuits and any potential future litigation may exceed our current estimated accruals, possibly significantly. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to our past and any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

  •
  if upon any conversion of our 2014 Notes we are required to satisfy our conversion obligation with shares of our common stock or we are required to pay a "make-whole" premium with shares of our common stock, our existing stockholders' interest in us would be diluted; and

  •
  we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the historic Sarbanes-Oxley Act and recent Dodd-Frank Act, and new Securities and Exchange Commission regulations and NASDAQ rules, have historically created uncertainty for companies such as ours. Any new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Any new investment of resources to comply with evolving laws, regulations and standards, may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and our business and operations would suffer.

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

  •
  our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock, which means that a new stockholder rights plan could be implemented by our board to replace our old plan that expired in 2010;

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

        We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our outstanding voting stock, the person is an "interested stockholder" and may not engage in any "business combination" with us for a period of three years from the time the person acquired 15% or more of our outstanding voting stock.

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

Litigation, Regulation and Business Risks Related to our Intellectual Property

We face current and potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property and make other claims, which could broadly impact our intellectual property rights, distract our management and cause substantial expenses and declines in our revenue and stock price.

        We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. In addition, we did not prevail at jury trial in our antitrust suit against certain memory manufacturers in November 2011, which caused the market price of our stock to drop significantly, and we face appeals and further proceedings related to such actions. See Note 16, "Litigation and Asserted Claims," of Notes to Consolidated Financial Statements of this Form 10-K.

        There can be no assurance that any or all of the opposing parties will not succeed, either at the trial or appellate level, with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results or otherwise avoid, delay paying royalties for the use of our patented technology, or obtain orders to require us to pay or reimburse their costs or attorneys' fees in material amounts or post bonds to cover such amounts. Moreover, there is a risk that if one party prevails against us, other parties could use the adverse result to defeat or limit our claims against them; conversely, there can be no assurance that if we prevail against one party, we will succeed against other parties on similar claims, defenses, or counterclaims. In addition, there is the risk that the pending litigations and other circumstances may cause us to accept less than what we now believe to be fair consideration in settlement.

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

        Even if we are successful in our litigation, or any settlement of such litigation, there is no guarantee that the applicable opposing parties will be able to pay any damages awards timely or at all as a result of financial difficulties or otherwise. Delay or any or all of these adverse results could cause substantial expenses or declines in our revenue and stock price.

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

        Third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigations, to challenge or otherwise act against us with respect to such government agency proceedings, such as the attempts by Hynix to appeal our settlement with the European Commission and to assert claims for monetary damages against us, and other attempts by other adverse parties to challenge our settlement. Although we have successfully defeated certain attempts to do so, there can be no assurance that other third parties will not be successful in the future or that additional claims or actions arising out of adverse findings by a government agency will not be asserted against us.

        Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office ("PTO") and/or the European Patent Office (the "EPO"). Currently, we are subject to numerous re-examination proceedings, including proceedings initiated by Hynix, Micron and NVIDIA as a defensive action in connection with our litigation against those companies. A number of these re-examination proceedings are being reviewed by the PTO's Board of Patent Appeals and Interferences ("BPAI"). The BPAI has issued decisions in a few cases, finding the challenged claims of Rambus's patents to be invalid. Decisions of the BPAI are subject to further PTO proceedings and appeal to the Court of Appeals for the Federal Circuit. A final adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.

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

        Our research and development programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our programs. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our technology infringes upon the intellectual property rights of third parties. As we develop additional products and technology, we may face claims of infringement of various patents and other intellectual property rights by third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology, and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. Threatened or ongoing third-party claims of infringement actions may prevent us from pursuing additional development and licensing arrangements for some period. For example, we may discontinue negotiations with certain customers for additional licensing of our patents due to the uncertainty caused by our ongoing litigation on the terms of such licenses or of the terms of such licenses on our litigation. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new product.

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

  •
  Congress or the U.S. courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners or alter in an adverse way the process for seeking or enforcing patents;

  •
  changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other intellectual property, including as a result of the 2011 passage of the America Invents Act of 2011 (which codifies several significant changes to the U.S. patent laws and will remain subject to certain rule-making and interpretation, including changing from a "first to invent" to a "first inventor to file" system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued);

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

        In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2012 to 2030. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

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

We rely upon the accuracy of our licensees' recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations.

        Many of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our licensees to verify this information, audits rarely are undertaken because they can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. Therefore, we typically rely on the accuracy of the reports from licensees without independently verifying the information in them. Our failure to audit our licensees' books and records may result in our receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. If we conduct royalty audits in the future, such audits may trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

Any dispute regarding our intellectual property may require us to indemnify certain licensees, the cost of which could severely hamper our business operations and financial condition.

        In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities, and some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology. In addition, we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our licensees, a licensee's development, marketing and sales of licensed semiconductors, lighting and display, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2011, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
5	United States
	Sunnyvale, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	Brecksville, OH	Research and development and prototyping facility
	San Francisco, CA	Research and development
	Wheeling, IL	Research and development and prototyping facility
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Taipei, Taiwan	Business development
1	Seoul, Korea	Business development
1	Pforzheim, Germany	Business development

Item 3.    Legal Proceedings

        For the information required by this item regarding legal proceedings, see Note 16 "Litigation and Asserted Claims," of Notes to Consolidated Financial Statements of this Form 10-K.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Common Stock is listed on The NASDAQ Global Select Market under the symbol "RMBS." The following table sets forth for the periods indicated the high and low sales price per share of our Common Stock as reported on The NASDAQ Global Select Market.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	High	Low	High	Low
First Quarter	$22.20	$18.12	$26.00	$16.00
Second Quarter	$21.69	$13.09	$25.50	$17.31
Third Quarter	$15.75	$9.78	$21.69	$16.76
Fourth Quarter	$18.55	$4.00	$22.80	$19.16

        The graph below compares the cumulative 5-year total return of holders of Rambus Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rambus Inc., the NASDAQ Composite Index,
and the RDG Semiconductor Composite Index

        *
        $100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
        Fiscal year ending December 31.

        Fiscal years ending:

	12/06	12/07	12/08	12/09	12/10	12/11
Rambus Inc.	100.00	110.62	84.10	128.90	108.19	39.88
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
RDG Semiconductor Composite	100.00	108.66	55.09	92.66	107.41	101.03

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

        Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this report on Form 10-K.

        As of January 31, 2012, there were 695 holders of record of our Common Stock. Since many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        We have never paid or declared any cash dividends on our Common Stock or other securities.

Contingently Redeemable Common Stock

        On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from us 9.6 million shares of our common stock (the "Shares") with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provided Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to put back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares were recorded as contingently redeemable common stock on the consolidated balance sheet as of December 31, 2010.

        The Stock Purchase Agreement prohibited the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period on July 18, 2011, the Stock Purchase Agreement provided that Samsung could transfer a limited number of shares on a daily basis, provide us with a right of first offer for proposed transfers above certain daily limits, and, if no sale occurs to us under the right of first offer, allowed Samsung to transfer the Shares. Under the Stock Purchase Agreement, we also agreed that after the transfer restriction period, Samsung would have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

        On July 20, 2011, we received notice from Samsung exercising their option to put back to us approximately 4.8 million of the Shares for cash of $100.0 million. In August 2011, we paid $100.0 million to Samsung in exchange for the 4.8 million shares, which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded as additional paid-in capital in our consolidated balance sheet.

        See Note 4, "Settlement Agreement with Samsung," of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Share Repurchase Program

        In October 2001, our Board of Directors (the "Board") approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. Under this program, the Board approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. On February 25, 2010, the Board approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the program may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the program. The new share repurchase program replaces the program authorized in October 2001.

        On August 19, 2010, we entered into a share repurchase agreement (the "Share Repurchase Agreement") with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch ("JP Morgan") to repurchase approximately $90.0 million of our Common

Stock, as part of our share repurchase program. Under the Share Repurchase Agreement, we pre-paid to JP Morgan the $90.0 million purchase price in the third quarter of 2010 for the Common Stock and JP Morgan delivered to us approximately 4.8 million shares of Common Stock at an average price of $18.88 at the completion of the Share Repurchase Agreement in December 2010.

        For the year ended December 31, 2011, we did not repurchase any shares of our Common Stock under our share repurchase program. For the year ended December 31, 2010, we repurchased approximately 9.5 million shares of our Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. For the year ended December 31, 2009, we did not repurchase any shares of our Common Stock under our share repurchase program. As of December 31, 2011, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.

        We record stock repurchases as a reduction to stockholders' equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2011, we did not repurchase any Common Stock. During the year ended December 31, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $163.6 million was recorded as an increase to accumulated deficit for the year ended December 31, 2010. During the year ended December 31, 2009, we did not repurchase any Common Stock.

Item 6.    Selected Financial Data

        The following selected consolidated financial data for and as of the years ended December 31, 2011, 2010, 2009, 2008 and 2007 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2011	2010	2009	2008(1)	2007(1)
	(In thousands, except per share amounts)
Total revenue	$312,363	$323,390	$113,007	$142,494	$179,940
Net income (loss)	$(43,053)	$150,917	$(92,186)	$(199,110)	$(34,221)
Net income (loss) per share:
Basic	$(0.39)	$1.34	$(0.88)	$(1.90)	$(0.33)
Diluted	$(0.39)	$1.30	$(0.88)	$(1.90)	$(0.33)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$289,456	$512,009	$460,193	$345,853	$440,882
Total assets	$693,654	$663,172	$555,869	$397,370	$617,963
Convertible notes	$133,493	$121,500	$248,044	$125,474	$135,214
Stockholders' equity	$429,794	$334,783	$255,327	$232,941	$422,486

(1)
The summary consolidated selected financial data for and as of the years ended December 31, 2008 and 2007 has been adjusted as a result of the retrospective adoption on January 1, 2009 of Financial Accounting Standards Board ("FASB") accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement ("FASB convertible debt accounting guidance"). The following amounts are in thousands, except per share amounts. The year ended December 31, 2008 includes adjustments for the FASB convertible debt accounting guidance to increase total assets by $480, decrease convertible notes by $11,476 and increase stockholders' equity by $11,956. The year ended December 31, 2007 includes additional interest expense (including amortization of debt issuance costs) of $11,011, increase to benefit from income taxes of $4,454, increase to net loss of $6,557, increase to basic and diluted net loss per share of $0.06, decrease to total assets of $9,384, decrease to convertible notes of $24,786 and increase to stockholders' equity of $15,402.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words "anticipate," "believes," "plans," "expects," "future," "intends," "may," "should," "estimates," "predicts," "potential," "continue" and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under "Risk Factors," we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Business Overview

        We are a premier intellectual property and technology licensing company focusing on the creation, design, development and licensing of patented innovations, technologies and architectures that are foundational to nearly all digital electronics products and systems. Our mission is to continuously enrich the end-user experience of electronic systems through groundbreaking innovations and technologies designed to improve the performance, power efficiency, time-to-market and cost-effectiveness of the products, components and systems offered by market-leading companies in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high definition televisions and displays, general lighting, cryptography and data security. Our inventors and engineering teams focus on creating innovations designed to address the most challenging demands of each target market and industry. We believe we have established an unparalleled licensing platform and business model that will continue to foster the development of new foundational technologies. By continuing to build upon this platform, our goal is to create additional licensing opportunities, and thereby perpetuate strong company operating performance and long-term stockholder value.

        While we have historically focused our efforts in the development of technologies for electronics memory and chip interfaces, we have been expanding our portfolio of inventions and solutions to address additional markets in lighting, displays, chip and system security, digital media, as well as new areas within the semiconductor industry, such as imaging and non-volatile memory. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through our licensing business model. Key to our efforts, both in our current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute our plans and strategies.

        Prior to 2010, we operated in a single industry segment, the design, development and licensing of memory and logic interfaces, lighting and optoelectronics, and other technologies. In 2010, we reorganized, and as a result, currently have two business groups: SBG which focuses on the design, development and licensing of technology that is semiconductor based, and NBG which focuses on the design, development and licensing of technologies for lighting, displays, chip and system security, anti-counterfeiting, digital media and other markets. As of December 31, 2011, only SBG was considered a reportable segment as it met the quantitative thresholds for disclosure as a reportable segment. As such, segment information is not separately discussed below. For additional information concerning segment reporting, see Note 14, "Business Segments and Major Customers," of Notes to Consolidated Financial Statements of this Form 10-K.

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

        As of December 31, 2011, our semiconductor, lighting, display, security and other technologies are covered by 1,386 U.S. and foreign patents. Additionally, we have 1,059 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

        Our patented inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Our revenues are primarily derived from patent licenses, through which we provide our customers a license to use some specified portion of our broad portfolio of patented inventions. The patent license essentially provides our customers with a defined right to use our patented innovations in the customer's own digital electronics products, systems or services, as applicable. The patent licenses may also define the specific field of use where our customers may use or employ our inventions in their products. Patent license agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods.

        We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our solutions license offerings include a range of solutions developed by Rambus, which include "leadership" solutions (which are Rambus-proprietary solutions widely licensed to our customers) and industry-standard solutions that we provide to our customers under license for incorporation into our customers' digital electronics products and systems. We offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, supply chain consulting and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

        Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents for chip interfaces to our customers. These licenses may cover part or all of our patent portfolio across our breadth of technologies. Leading semiconductor and system companies such as AMD, Broadcom, Elpida, Freescale, Fujitsu, GE, Intel, Panasonic, Renesas, Samsung and Toshiba have licensed our patents for use in their own products.

        We also derive additional revenue by licensing a range of technology solutions including our leadership and industry-standard solutions to customers for use in their digital electronics products and systems. Our customers include leading companies such as Elpida, GE, IBM, Panasonic, Samsung, Sony and Toshiba. Due to the often complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductor and system products. Licensees may also receive, in addition to their solutions license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

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

Executive Summary

        During 2011, we renewed patent license agreements with Panasonic and Toshiba as well as signed a patent license agreement with Freescale and Broadcom. As a result of the patent license agreement with both Broadcom and Freescale, we settled all outstanding claims with them, including resolution of past use of our patented innovations. On June 3, 2011, we completed our largest acquisition to date, CRI, a security research and development and licensing company. We acquired all of the issued and outstanding common shares of CRI in exchange for cash of $168.8 million and Common Stock with a value of approximately $88.4 million at closing. This acquisition expands the breadth of Rambus' technologies available for licensing with complementary technologies from CRI that include patented innovations and solutions for content protection, network security and anti-counterfeiting. In connection with the acquisition of CRI, we are obligated to pay retention bonuses to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions, including continued employment with us, in three equal amounts of approximately $16.7 million, with the first payment paid in cash and the remaining payments in cash or stock at our election, on June 3, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be paid by us to a designated charity. See Note 18, "Acquisition," of Notes to Consolidated Financial Statements of this Form 10-K for further discussion. Additionally, we signed a patent license agreement in 2011 with a major smartphone and tablet manufacturer for the use of CRI's Differential Power Analysis ("DPA") countermeasures patents.

        Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the year ended December 31, 2011 increased $40.1 million as compared to 2010 primarily due to increased headcount related costs of $6.9 million from additional employees (including employees from our CRI acquisition) to support our development efforts, the accrual of the CRI retention bonuses of $15.7 million and increased amortization expenses related to intangible assets acquired of $13.6 million. Our lower revenue combined with the increase in engineering expenses has caused engineering expenses to increase as a percentage of revenue. Marketing, general and administrative expenses in aggregate increased $44.7 million for the year ended December 31, 2011 as compared to 2010 primarily due to litigation expenses being higher by $38.3 million. Our lower revenue combined with the increase in marketing, general and administrative expenses, has caused marketing, general and administrative expenses to increase as a percentage of revenue. Additionally, for the year ended December 31, 2011, we incurred costs of restatement and related legal activities of $16.2 million primarily due to the $10.9 million settlement in the matter captioned Stuart J. Steele, et al. v. Rambus Inc., et al., related to the previous stock option investigation, settling the claims against us and the individual defendants as well as the associated litigation expense.

Trends

        There are a number of trends that may or will have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, and global economic conditions with the resulting impact on sales of consumer electronic systems.

        We have a high degree of revenue concentration, with our top five licensees representing approximately and 66%, 85% and 77% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the year ended December 31, 2011, revenue from Elpida, NVIDIA and Samsung each accounted for 10% or more of our total revenue. For the year ended December 31, 2010, revenue from Elpida and Samsung each accounted for 10% or more of our total revenue. For the year ended December 31, 2009, revenue from AMD, Fujitsu, NEC, Panasonic, and Toshiba, each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

        The display industry is also intensely competitive and highly cyclical. Since LED backlighting solutions are increasingly pervasive in LCD for computers, smartphones, tablets, game systems, high definition televisions and any user interface incorporating an active display, the continued move to higher resolution displays across these products requires more LEDs per system. The increased usage of LEDs is thereby creating a need for increased power efficiency since the LED backlight is the primary source of power consumption in many consumer electronics products, including smartphones. Our LDT group has numerous patents in edge lit LED lightguide technology. Our plans are to license our technology to key companies that use LED edge lit display products.

        The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to cold cathode fluorescent lights and LED driven technology by the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves energy costs as compared to existing installed lighting. Our LDT group has numerous patents in LED edge lit lightguide technology which can be applied in the design of next generation LED lighting products. Our goal is to be a major player in the general lighting industry with our technology and have established a technology center in Brecksville, Ohio.

        Our revenue from companies headquartered outside of the United States accounted for approximately 67%, 93% and 83% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees' sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

        For additional information concerning international revenue, see Note 14, "Business Segments and Major Customers," of Notes to Consolidated Financial Statements of this Form 10-K.

        Engineering costs in the aggregate and as a percentage of net sales increased in the year ended December 31, 2011 as compared to the prior year. In the near term, we expect engineering costs to be higher than in 2011 as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations in semiconductor and lighting technologies and newly acquired businesses, such as CRI.

        Marketing, general and administrative expenses in the aggregate and as a percentage of net sales increased in the year ended December 31, 2011 as compared to the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We will continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will keep litigation expenses significant until such litigation is resolved.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2011	2010	2009
Revenue:
Royalties	95.7%	99.0%	95.6%
Contract revenue	4.3%	1.0%	4.4%

Total revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue*	7.7%	2.1%	6.1%
Research and development*	37.0%	28.7%	59.5%
Marketing, general and administrative*	52.6%	36.9%	113.4%
Costs (recoveries) of restatement and related legal activities, net	5.2%	1.3%	(11.9)%
Gain from settlement	(2.0)%	(39.2)%	—%

Total operating costs and expenses	100.5%	29.8%	167.1%

Operating income (loss)	(0.5)%	70.2%	(67.1)%
Interest income and other income, net	(1.0)%	0.3%	3.6%
Interest expense on convertible notes	(6.8)%	(6.1)%	(18.6)%

Interest and other income (expense), net	(7.8)%	(5.8)%	(15.0)%

Income (loss) before income taxes	(8.3)%	64.4%	(82.1)%
Provision for (benefit from) income taxes	5.5%	17.7%	(0.5)%

Net income (loss)	(13.8)%	46.7%	(81.6)%

* Includes stock-based compensation:
Cost of revenue	0.2%	0.1%	0.9%
Research and development	3.4%	3.1%	8.6%
Marketing, general and administrative	5.4%	6.2%	18.5%

	Years Ended December 31,
				2010 to 2011 Change	2009 to 2010 Change
	2011	2010	2009
	(Dollars in millions)
Total Revenue
Royalties	$299.0	$320.2	$108.0	(6.6)%	196.4%
Contract revenue	13.4	3.2	5.0	313.0%	(35.4)%

Total revenue	$312.4	$323.4	$113.0	(3.4)%	186.2%

  Royalty Revenue

  Patent Licenses

        Our patent royalties decreased approximately $20.8 million to $267.6 million for the year ended December 31, 2011 from $288.4 million for the same period in 2010. The decrease was primarily due to the one-time recognition of royalty revenue from the settlement agreement signed with Samsung in 2010 which was partially offset by the revenue recognized from one-time and/or ongoing licensing agreements with NVIDIA, Broadcom, Freescale and a major smartphone and tablet manufacturer in 2011.

        In 2011, we renewed patent license agreements with Toshiba and Panasonic and signed new license agreements with Freescale, Broadcom and a major smartphone and tablet manufacturer. Some of these new agreements in 2011 had one-time catch up royalty payments, and in the aggregate, for 2011, these one-time payments for past dues amounted to $44.7 million dollars. In 2010, we renewed patent license agreements with AMD, Elpida and Renesas. In 2010, we also signed patent license agreement with NVIDIA and settlement agreement with Samsung. The one-time royalty payments from these new agreements in 2010 amounted to $136.4 million. Excluding the non-recurring portion from the patent royalties, the recurring patent royalties increased approximately $70.9 million to $222.9 million for the year ended December 31, 2011 from $152.0 million for the same period in 2010. The increase was primarily due to the complete allocation of Samsung's quarterly license payment to revenue since the second quarter of 2011 and revenue recognized from agreements signed since the third quarter of 2010.

        Our patent royalties increased approximately $209.1 million to $288.4 million for the year ended December 31, 2010 from $79.3 million for the same period in 2009. The increase was primarily due to the revenue recognized from the agreements signed with Samsung and Elpida during 2010.

        We are in negotiations with prospective licensees as well as existing licensees regarding renewals. We expect patent royalties will continue to vary from period to period based on our success in renewing existing license agreements and adding new licensees, as well as the level of variation in our licensees' reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed or hybrid in nature.

  Solutions Licenses

        Royalties from solutions licenses decreased approximately $0.4 million to $31.4 million for the year ended December 31, 2011 from $31.8 million for the same period in 2010. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies.

        Royalties from solutions licenses increased approximately $3.1 million to $31.8 million for the year ended December 31, 2010 from $28.7 million for the same period in 2009. The increase was primarily due to higher royalties reported from increased shipments related to DDR2 technologies and higher royalties from XDR™ DRAM associated with increased shipments of the Sony PlayStation®3 product, partially offset by lower royalties from RDRAM™ controllers in the first half of 2010 due to a one-time catch-up royalty payment for the Sony PlayStation®2 product in the second quarter of 2009.

        In the future, we expect solutions royalties will continue to vary from period to period based on our licensees' shipment volumes, sales prices, and product mix.

  Contract Revenue

        Contract revenue increased approximately $10.2 million to $13.4 million for the year ended December 31, 2011 from $3.2 million for the year ended December 31, 2010. The increase was primarily due to new technology development contracts.

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

  Engineering costs:

	Years Ended December 31,
				2010 to 2011 Change	2009 to 2010 Change
	2011	2010	2009
	(Dollars in millions)
Engineering costs
Cost of revenue	$4.9	$1.7	$4.7	174.2%	(61.7)%
Amortization of intangible assets	18.6	5.0	1.2	274.0%	312.8%
Stock-based compensation	0.6	0.2	1.0	232.4%	(82.7)%

Total cost of revenue	24.1	6.9	6.9	247.2%	0.9%

Research and development	105.2	82.5	57.5	27.4%	43.5%
Stock-based compensation	10.5	10.2	9.7	3.5%	4.6%

Total research and development	115.7	92.7	67.2	24.8%	37.8%

Total engineering costs	$139.8	$99.6	$74.1	40.3%	34.4%

        Engineering costs are allocated between cost of revenue and research and development expenses. Cost of revenue reflects the portion of the total engineering costs which are specifically devoted to individual licensee development and support services as well as amortization expense related to various acquired intellectual property for patent licensing. The balance of engineering costs, incurred for the development of applicable technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual licensee contracts.

        For the year ended December 31, 2011 as compared to the same period in 2010, total engineering costs increased 40.3% primarily due to increased headcount related costs of $6.9 million from additional employees (including employees from the CRI acquisition) to support our development efforts, increased amortization expense related to intangible assets acquired of $13.6 million as well as the accrual of the CRI retention bonuses of $15.7 million and higher prototyping costs of $3.1 million, offset by the $2.8 million decrease in funding for our 2011 corporate incentive plan ("CIP") which is lower than our 2010 CIP.

        For the year ended December 31, 2010 as compared to the same period in 2009, total engineering costs increased 34.4% primarily due to the increase in headcount from our LDT group and the funding for our 2010 CIP, which included the employee bonus related to the Samsung settlement, increase in patent research costs and additional amortization expense related to intangible assets acquired in a business combination in 2009.

        In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.

  Marketing, general and administrative costs:

	Years Ended December 31,
				2010 to 2011 Change	2009 to 2010 Change
	2011	2010	2009
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$86.2	$76.6	$51.8	12.6%	47.7%
Litigation expense	61.0	22.7	55.5	168.7%	(59.1)%
Stock-based compensation	16.9	20.2	20.9	(16.4)%	(3.2)%

Total marketing, general and administrative costs	$164.1	$119.5	$128.2	37.4%	(6.8)%

        Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other marketing and administrative efforts. Litigation expenses are a significant portion of our marketing, general and administrative expenses and can vary significantly from quarter to quarter. Consistent with our business model, our licensing and marketing activities aim to develop or strengthen relationships with potential and current licensees. In addition, we work with current licensees through marketing, sales and technical efforts to drive adoption of their products that use our innovations and solutions, by system companies. Due to the long business development cycles we face and the semi-fixed nature of marketing, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in recent or future periods.

        For the year ended December 31, 2011 as compared to 2010, total marketing, general and administrative costs increased 37.4% primarily due to the increased litigation expenses of $38.3 million related to ongoing major cases. Non-litigation related marketing, general and administrative costs increased for the year ended December 31, 2011 primarily due to the accrual of the CRI retention bonuses of $2.4 million and increased headcount related costs of $4.7 million from the increase in employees to support our business as well as higher consulting costs of $3.4 million and the acquisition costs related to CRI of $3.9 million, offset by the $5.0 million decrease in funding for our 2011 CIP, which is lower than our 2010 CIP, and lower stock-based compensation expense of $3.3 million.

        For the year ended December 31, 2010 as compared to 2009, total marketing, general and administrative costs decreased 6.8% primarily due to lower litigation expenses. Non-litigation related marketing, general and administrative costs increased for the year ended December 31, 2010 primarily due to funding for our 2010 CIP, which included the employee bonus related to the Samsung settlement, increased consulting fees, increased general legal expenses and increased headcount in corporate development commencing in 2009 as a result of our strategic initiatives to identify and acquire additional technology opportunities.

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

  Costs (recoveries) of restatement and related legal activities, net:

	Years Ended December 31,
				2010 to 2011 Change	2009 to 2010 Change
	2011	2010	2009
	(Dollars in millions)
Costs (recoveries) of restatement and related legal activities, net	$16.2	$4.2	$(13.5)	286.3%	NM	*

*
NM—percentage is not meaningful as the change is too large

        Costs (recoveries) of restatement and related legal activities, net, consist primarily of settlement payments, investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

        For the year ended December 31, 2011, costs of restatement and related legal activities were $16.2 million primarily due to a settlement payment and the litigation expense associated with a private shareholder lawsuit related to the 2006-2007 stock option investigation. In December 2011, we reached a settlement agreement that resolved the matter captioned Stuart J. Steele, et al. v. Rambus Inc., et al., where we have agreed to settle the claims against us and the individual defendants for approximately $10.9 million. Refer to Note 16, "Litigation and Asserted Claims," of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

        For the year ended December 31, 2010, costs of restatement and related legal activities, net, were $4.2 million primarily due to litigation expense associated with the private shareholder lawsuit referred to above. In 2009, we recorded reimbursements of $12.3 million from the insurance carriers and received $4.5 million from former Rambus executives as part of their settlement agreements with us in connection with the derivative and class action lawsuits in 2009. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

  Gain from settlement:

	Years Ended December 31,
				2010 to 2011 Change	2009 to 2010 Change
	2011	2010	2009
	(Dollars in millions)
Gain from settlement	$6.2	$126.8	$—	(95.1)%	N/A	*

*
N/A—not applicable

        The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes-Merton option pricing model and a residual approach (collectively the "Fair Value"). The total gain from settlement is $133.0 million, of which $6.2 million was recognized during the year ended December 31, 2011. The total gain from settlement related to the settlement with Samsung of $133.0 million has been recognized as of the end of the first quarter of 2011. The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.

Interest and other income (expense), net:

	Years Ended December 31,
				2010 to 2011 Change	2009 to 2010 Change
	2011	2010	2009
	(Dollars in millions)
Interest income and other income (expense), net	$(3.0)	$0.9	$4.1	NM *	(78.9)%
Interest expense on convertible notes	$(21.3)	$(19.7)	$(21.0)	7.9%	(6.0)%

Interest and other income (expense), net	$(24.3)	$(18.8)	$(16.9)	28.8%	11.7%

*
NM—percentage is not meaningful as the change is too large

        Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities offset by interest expense associated with our imputed facility lease obligations.

        Following the substantial completion of construction in the fourth quarter of 2010, we occupied our Sunnyvale and Brecksville facilities. In connection with the application of FASB authoritative guidance to our leases of the new facilities, we are deemed, in substance, to be the owner of the landlord's buildings, and therefore the estimated fair value of our portion of the buildings is required to be capitalized on our books as a non-cash transaction, offset by a corresponding imputed financing obligation on our balance sheet. The imputed financing obligations are amortized using the effective interest method with the imputed interest rate of approximately 10%. For the year ended December 31, 2011, we recognized $3.3 million of interest expense in connection with the imputed financing obligations in our statement of operations. For the year ended December 31, 2010, we recognized $0.4 million of interest expense in connection with the imputed financing obligations in our statement of operations. See Note 8, "Commitments and Contingencies," of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

        Interest expense on convertible notes consists of non-cash interest expense related to the amortization of the debt discount on the 5% convertible senior notes due 2014 (the "2014 Notes") and the zero coupon convertible senior notes due 2010 (the "2010 Notes"), which were repaid during the first quarter of 2010, as well as the coupon interest related to the 2014 Notes. We expect interest expense to increase steadily as the 2014 Notes reach maturity. See Note 15, "Convertible Notes," of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

  Provision for (benefit from) income taxes:

	Years Ended December 31,
				2010 to 2011 Change		2009 to 2010 Change
	2011	2010	2009
	(Dollars in millions)
Provision for (benefit from) income taxes	$17.3	$57.1	$(0.5)	NM	*	NM	*

Effective tax rate	66.9%	27.5%	0.6%

*
NM—percentage is not meaningful as the change is too large

        Our effective tax rate for the year ended December 31, 2011 is different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses not benefitted, partially offset by foreign tax credits. Our effective tax rate for the year ended December 31, 2010 was different from the U.S. statutory tax due to a full valuation allowance on our U.S. net deferred tax assets, partially offset by foreign withholding taxes and state alternative minimum taxes. Our effective tax rate for the year ended December 31, 2009 was different from the U.S. statutory tax rate applied to our pretax loss primarily due to a full valuation allowance on our U.S. net deferred tax assets, foreign income taxes and state income taxes, partially offset by refundable research and development tax credits and carryback of net operating loss.

        For the year ended December 31, 2011, we paid withholding taxes of $16.6 million. We recorded a provision for income taxes of $17.3 million which is primarily comprised of withholding taxes, other foreign taxes and current state taxes.

        As of December 31, 2011, we continued to maintain a full valuation allowance against our U.S. net deferred tax assets. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Based on all available evidence, we determined that it was not more likely than not that the deferred tax assets would be realized. Should we achieve sustained taxable income in the future, we would release the valuation allowance to recognize the deferred tax assets consisting of future tax deductions, net operating loss and credit carryforwards which provide a valuable benefit to us.

Liquidity and Capital Resources

	December 31, 2011	December 31, 2010
	(In millions)
Cash and cash equivalents	$162.2	$215.3
Marketable securities	127.2	296.7

Total cash, cash equivalents, and marketable securities	$289.4	$512.0

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$53.0	$235.2	$(40.6)
Net cash provided by (used in) investing activities	$(24.1)	$(181.5)	$24.5
Net cash provided by (used in) financing activities	$(81.9)	$(127.5)	$188.9

Liquidity

        Our management continues to believe that total cash, cash equivalents and marketable securities will continue at adequate levels to finance our operations, projected capital expenditures and commitments for at least the next twelve months. Additionally, substantially all of our cash and cash equivalents are in the U.S. Our cash needs for 2011 were funded primarily from our operating activities, maturities of marketable securities, proceeds from the landlord for tenant improvements related to the lease in Sunnyvale and the issuance of common stock under our equity incentive plans.

        We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and this Annual Report on Form 10-K, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

  Operating Activities

        Cash provided by operating activities of $53.0 million for the year ended December 31, 2011 was primarily attributable to changes in operating assets and liabilities and the net loss adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the year ended December 31, 2011 primarily included increases in accounts payable, accrued litigation and decreases in prepaid expenses and other assets.

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

  Investing Activities

        Cash used in investing activities of $24.1 million for the year ended December 31, 2011 primarily consisted of cash paid for the acquisition of CRI of $167.4 million, net of cash acquired, and purchases of available-for-sale marketable securities of $174.0 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $337.9 million. In addition, we paid $19.4 million to acquire property and equipment, primarily computer equipment, machinery and software.

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

  Financing Activities

        Cash used in financing activities was $81.9 million for the year ended December 31, 2011 as a result of the repurchase in August 2011 from Samsung of approximately 4.8 million shares of the Company's common stock for an aggregate amount of $100.0 million pursuant to a put option exercised by Samsung in accordance with the terms of a stock purchase agreement with Samsung dated January 19, 2010. This is partially offset by $8.8 million received from the landlord for the tenant improvements related to the lease in Sunnyvale and $12.3 million from issuance of common stock under equity incentive plans. We also made payments of $2.5 million under an installment payment plan to acquire intangible assets and computer software and $0.5 million related to the principal payments against the lease financing obligation.

        Cash used in financing activities was $127.5 million in the year ended December 31, 2010 was primarily due to the payment upon maturity of $137.0 million in face value of 2010 Notes and stock repurchased with an aggregate price of $195.1 million under our share repurchase program, which includes the shares purchased under Share Repurchase Agreement with J.P. Morgan, offset by proceeds received of $192.0 million from the issuance of common stock pursuant to the Stock Purchase Agreement with Samsung. Additionally, we received approximately $16.5 million from the issuance of common stock under equity incentive plans. We also made payments of $4.3 million under an installment payment plan to acquire intangible assets and computer software.

        Cash provided by financing activities was $188.9 million in the year ended December 31, 2009. We received proceeds of $168.2 million from the issuance of 2014 Notes. Additionally, we received approximately $20.7 million from the issuance of common stock under equity incentive plans.

Contractual Obligations

        On December 15, 2009, we entered into a definitive triple net space lease agreement with MT SPE, LLC (the "Landlord") whereby we leased approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California (the "Sunnyvale Lease"). The office space is used for our corporate headquarters, as well as engineering, marketing and administrative operations and activities. We moved to the premises in the fourth quarter of 2010 following substantial completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term, but with the rent for the seventh month paid in December 2009 in order to gain access to the building. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, we also pay operating expenses, insurance expenses, real estate taxes and a management fee. We have two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.

        Since certain improvements constructed by us are considered structural in nature and given our responsibility for any cost overruns, for accounting purposes, we are treated in substance as the owner of the construction project during the construction period. At completion, we concluded that we retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, we continue to account for the building as owned real estate and to record an imputed financing obligation for our obligation to the legal owner.

        Pursuant to the terms of the Sunnyvale Lease, the Landlord agreed to reimburse us approximately $9.1 million, of which $0.3 million was received in 2010 and $8.8 million was received in 2011. We recognized the reimbursement as an additional imputed financing obligation under the FASB authoritative guidance as such payment from the Landlord is deemed to be an imputed financing obligation.

        On November 4, 2011, to better plan for future expansion, we entered into an Amended Sunnyvale Lease (the "Amended Sunnyvale Lease") for approximately an additional 31,000 square feet of space. Similar to the original Sunnyvale Lease, we are required to construct the necessary tenant improvements for the premises to be capable of conducting business, which includes but is not limited to structural elements of the building. Additionally, the Landlord will provide a tenant improvement allowance estimated to be approximately $1.7 million. The Amended Sunnyvale Lease will have a commencement date of March 1, 2012 and will expire on June 30, 2020 (the same end date as the original Sunnyvale Lease). The base rent for the original Sunnyvale Lease will remain unchanged. The annual base rent for the Amended Sunnyvale Lease will initially be $1.1 million with rent abatement for the first five months of the lease term and increases annually over the course of the term as set forth in the Amended Sunnyvale Lease until it reaches $1.3 million.

        Since certain improvements to be constructed by us are considered structural in nature and we are responsible for any cost overruns, for accounting purposes, we are treated in substance as the owner of the construction project during the construction period. Accordingly, as of December 31, 2011, for the Amended Sunnyvale Lease, we capitalized an estimated $6.2 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished space along with a corresponding financing obligation for the same amount.

        Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2011 and 2010, we recognized in our statement of operations $3.2 million and $0.4 million, respectively, of interest expense in connection with the imputed financing obligation. At December 31, 2011 and 2010, the imputed financing obligation balance in connection with the facility was $41.8 million and $27.3 million, respectively, which was primarily classified under long-term imputed financing obligation. At the end of the initial lease term, should we decide not to renew the lease, we would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

        On March 8, 2010, we entered into a lease agreement with Fogg-Brecksville Development Co. (the "Ohio Landlord") for approximately 25,000 square feet of space consisting of approximately 7,000 square feet of office area and approximately 18,000 square feet of warehouse area, located in Brecksville, Ohio (the "Ohio Lease"). The office space is used for the LDT group's engineering activities while the manufacturing space is used for the manufacturer of prototypes for the LDT group. The Ohio Lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet (the "Amended Ohio Lease"), consisting of two extensions to be constructed by the Ohio Landlord ("Expansion A" and "Expansion B"). Expansion A will consist of approximately 11,000 square feet of space and Expansion B will consist of approximately 15,000 square feet of space. The Amended Ohio Lease has a term of 84 months from the First Extended Term Commencement Date as defined below. The First Extended Term Commencement Date is the first day of the month following substantial completion of Expansion B. Upon substantial completion of Expansion A, the annual base rent will be increased to $0.6 million. Upon substantial completion of Expansion B, the annual base rent will be increased to $0.8 million. The annual base rent increases each year on the anniversary date of the First Extended Term Commencement Date by 2% over the course of the term as set forth in the Amended Ohio Lease. We have an option to extend the Amended Ohio Lease for a period of 60 months.

        We undertook a series of structural improvements to ready the initial space for our use in 2010 and the Ohio Landlord began the construction of the building extensions during the fourth quarter of

2011. Since certain improvements we constructed are considered structural in nature and we are responsible for any cost overruns, for accounting purposes, we are treated in substance as the owner of the construction project during the construction period. At completion of the initial construction period in 2010, we concluded that we retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, we continue to account for the building as owned real estate and to record an imputed financing obligation for our obligation to the legal owner. Additionally, as of December 31, 2011, we capitalized $1.2 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished building extensions along with a corresponding financing obligation for the same amount.

        The lease payments are recorded as interest expense using the effective interest method over the term of the lease. For the years ended December 31, 2011 and 2010, we recognized in our statement of operations $0.1 million and $29 thousand, respectively, of interest expense in connection with the imputed financing obligation on the Ohio facility. At December 31, 2011 and 2010, the imputed financing obligation balance in connection with the Ohio facility was $2.0 million and $0.8 million, respectively, which was classified under long-term imputed financing obligation. At the end of the intended use term, we would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

        In November 2011, we entered into a lease agreement with Metropolitan Life Insurance (the "SF Landlord") for approximately 26,000 rentable square feet of office space in San Francisco, California (the "SF Lease") to be used for the CRI group's office space and which will be accounted as an operating lease. The SF Lease will have a commencement date of February 1, 2012 and a lease term of 75 months from the commencement date. The annual base rent for the SF Lease will be $0.9 million with a rent abatement for the first three months of the lease term and increases annually over the course of the term as set forth in the SF Lease until it reaches $1.0 million.

        In connection with the June 3, 2011 acquisition of CRI, we are obligated to pay retention bonuses to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in cash for the first retention milestone and cash or stock at the Company's election, for the following two payments. The three payments are to be equal amounts of approximately $16.7 million, on June 3, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by us to a designated charity. See Note 18, "Acquisition," of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding the acquisition of CRI.

        On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2011 was $172.5 million, offset by unamortized debt discount of $39.0 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 30 months until maturity of the 2014 Notes on June 15, 2014. See Note 15, "Convertible Notes," of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

        As of December 31, 2011, our material contractual obligations are (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Contractual obligations(1)
Imputed financing obligation(2)	$60,360	$5,999	$6,828	$6,997	$7,168	$7,348	$26,020
Leases	9,192	2,933	1,307	1,316	1,286	992	1,358
Software licenses(3)	2,787	2,348	359	80	—	—	—
CRI retention bonus(4)	50,000	16,667	16,667	16,666	—	—	—
Convertible notes	172,500	—	—	172,500	—	—	—
Interest payments related to convertible notes	21,563	8,625	8,625	4,313	—	—	—

Total	$316,402	$36,572	$33,786	$201,872	$8,454	$8,340	$27,378

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.6 million including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.6 million in long-term income taxes payable, as of December 30, 2011. As noted in Note 12, "Income Taxes" of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)
With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the Consolidated Balance Sheet are the interest on the imputed financing obligation and the estimated common area expenses over the future periods. Additionally, the amount includes the Amended Ohio Lease and the Amended Sunnyvale Lease.

(3)
We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2011 which are also presented on our Consolidated Balance Sheet under current and other long-term liabilities.

(4)
The CRI retention bonus payable on June 3, 2013 and 2014 will be paid in cash or stock at our election.

Contingently Redeemable Common Stock

        On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from us 9.6 million shares of our common stock (the "Shares") with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provided Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to put back to us up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares were recorded as contingently redeemable common stock on the consolidated balance sheet as of December 31, 2010.

        The Stock Purchase Agreement prohibited the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period on July 18, 2011, the Stock Purchase Agreement provided that Samsung could transfer a limited number of shares on a daily basis, provide us with a right of first offer for proposed transfers above certain daily limits, and, if no sale occurs to us under the right of first offer, allowed Samsung to transfer the Shares. Under the Stock Purchase Agreement, we also agreed that after the transfer restriction period, Samsung would have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

        On July 20, 2011, we received notice from Samsung exercising their option to put back to us approximately 4.8 million of the Shares for cash of $100.0 million. In August 2011, we paid $100.0 million to Samsung in exchange for the 4.8 million shares, which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded as additional paid-in capital in our consolidated balance sheet.

        See Note 4, "Settlement Agreement with Samsung," of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Share Repurchase Program

        In October 2001, our Board of Directors (the "Board") approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. Under this program, the Board approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. On February 25, 2010, the Board approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the program may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the program. The new share repurchase program replaces the program authorized in October 2001.

        On August 19, 2010, we entered into a share repurchase agreement (the "Share Repurchase Agreement") with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch ("JP Morgan") to repurchase approximately $90.0 million of our Common Stock, as part of our share repurchase program. Under the Share Repurchase Agreement, we pre-paid to JP Morgan the $90.0 million purchase price in the third quarter of 2010 for the Common Stock and JP Morgan delivered to us approximately 4.8 million shares of Common Stock at an average price of $18.88 at the completion of the Share Repurchase Agreement in December 2010.

        For the year ended December 31, 2011, we did not repurchase any shares of our Common Stock under our share repurchase program. For the year ended December 31, 2010, we repurchased approximately 9.5 million shares of our Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. For the year ended December 31, 2009, we did not repurchase any shares of our Common Stock under our share repurchase program. As of December 31, 2011, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.

        We record stock repurchases as a reduction to stockholders' equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2011, we did not repurchase any Common Stock. During the year ended December 31, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $163.6 million was recorded as an increase to accumulated deficit for the year ended December 31, 2010. During the year ended December 31, 2009, we did not repurchase any Common Stock.

Shareholder Litigation Related to Historical Stock Option Practices

        See Note 16, "Litigation and Asserted Claims," of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

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

        Our revenue consists of royalty revenue and contract revenue. Royalty revenue consists of patent license and solutions license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of our technology solutions into our customers' products. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller's customer for use of our patent and solutions licenses. We do not recognize revenue for these arrangements until we have received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. We do not pay commissions to the reseller for these arrangements.

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

  Royalty Revenue

        We recognize royalty revenue upon notification by our licensees and when deemed collectible. The terms of the royalty agreements generally either require licensees to give us notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. We have two types of royalty revenue: (1) patent license royalties and (2) solutions license royalties.

        Patent licenses.    We license our broad portfolio of patented inventions to companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, we generally recognize revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, we earn royalties at the time that the licensees' sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As we are unable to estimate the licensees' sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

        Solutions licenses.    We develop proprietary and industry-standard products that we provide to our customers under solutions license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We earn royalties on such licensed products sold worldwide by our licensees at the time that the licensees' sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As we are unable to estimate the licensees' sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

  Contract Revenue

        We generally recognize revenue using percentage of completion for development contracts related to licenses of our solutions that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress to completion using input measures based upon contract costs incurred. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

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

  Litigation

        We are involved in certain legal proceedings, as discussed in Note 16, "Litigation and Asserted Claims," of Notes to Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, if we believe that a loss arising from such matters is probable and can be reasonably estimated, we record the estimated liability in its consolidated financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.

  Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of net assets received. Identifiable intangible assets are comprised of patents, customer contracts and contractual relationships, existing technology, intellectual property and other intangible assets. Identifiable intangible assets are being amortized over the period of estimated benefit using principally the straight-line method and estimated useful lives ranging from one to ten years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

        We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill is allocation to various reporting units, which are generally an operating segment. The fair values of the reporting units are estimated using an income or discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

        Under the income approach, we measure fair value of the reporting unit based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections are based on our annual financial forecasts developed internally by management for use in managing our business.

        We amortize other intangible assets over their estimated useful lives. We record an impairment charge on these assets if we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

  •
  significant negative industry or economic trends;

  •
  significant loss of clients; and

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

        When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. An impairment loss is recognized only if the carrying amount of the intangible asset or other long-lived asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets and other long-lived assets.

        As of December 31, 2011, the fair value of our SBG reporting unit, with $4.5 million of goodwill, exceeded the carrying value of its net assets by approximately 328%; the fair value of our LDT reporting unit, with $13.7 million of goodwill, exceeded the carrying value of its net assets by approximately 29%; and the fair value of our CRI reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 32%. To arrive at our cash flow projections utilized in the income approach, we used the reporting unit's forecast of estimated operating results based on key assumptions such as long-term revenue growth rates, costs and estimates of future anticipated changes in operating margins based on economic and market information. Key assumptions used to determine the fair value of our reporting units at December 31, 2011, were the expected after-tax cash flows for the forecast period and terminal year, terminal growth rates and weighted average cost of capital. Certain estimates used in the income approach involve information from businesses with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. One of the key assumptions used in applying the income approach include discount rates which ranged from 13% to 34% depending on the reporting units' overall risk profile relative to other guideline companies, the reporting units' respective industry as well as the visibility of future expected cash flows. It is reasonably possible that business performance significantly below our expectations or a deterioration of market and economic conditions could occur. This would adversely impact our ability to meet our projected results, which could cause the goodwill in any of our reporting units to become impaired. Significant differences between these estimates and actual cash flows could materially affect our future financial results. If our LDT reporting unit is not successful in commercializing new business arrangements, or if we are unsuccessful in renewing our license agreements for the SBG and CRI reporting units, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill to become impaired. If we determine that our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our results of operations and financial position.

  Income Taxes

        As part of preparing our consolidated financial statements, we are required to calculate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.

        As of December 31, 2011, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $149.3 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. For the year ended December 31, 2011, a valuation allowance of $141.0 million reduced net deferred tax assets to $8.3 million. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the semiconductor industry.

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

        The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although FASB Accounting Standards Codification ("ASC") 740 Income Taxes, provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

  Stock-Based Compensation

        We maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, we sponsor an Employee Stock Purchase Plan ("ESPP"), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

        The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees' expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 9, "Equity Incentive Plans and Stock-Based Compensation," of Notes to Consolidated Financial Statements of this Form 10-K for more information regarding the valuation of stock-based compensation.

  Marketable Securities

        Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders' equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. We review our investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be other than temporary, a charge will be recognized in operations. In evaluating whether a loss on a debt security is other than temporary, we consider the following factors: 1) our intent to sell the security, 2) if we intend to hold the security, whether or not it is more likely than not that we will be required to sell the security before recovery of the security's amortized cost basis and 3) even if we intend to hold the security, whether or not we expect the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of our investments, there have been no other than temporary impairments recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.

  Convertible Notes

        See Note 15, "Convertible Notes," of Notes to Consolidated Financial Statements of this Form 10-K regarding the accounting policy in regards to the adoption of the FASB accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.

  Recent Accounting Pronouncements

        See Note 3, "Recent Accounting Pronouncement," of Notes to Consolidated Financial Statements of this Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market's view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor's, P1 by Moody's and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor's, Aa3 by Moody's and/or AA-

by Fitch. By corporate investment policy, we limit the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any single non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in U.S. Treasuries, U.S. Agencies, corporate bonds and municipal bonds and notes with maturities up to 36 months. However, the bias of our investment portfolio is shorter maturities. All investments must be U.S. dollar denominated. Additionally, we have no significant exposure to European sovereign debt.

        We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2011, we had an investment portfolio of fixed income marketable securities of $264.7 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2011, the fair value of the portfolio would decline by approximately $0.3 million. Actual results may differ materially from this sensitivity analysis.

        The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%

Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—

Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)

	As of December 31, 2010
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$132,364	$132,364	$—	$—	0.04%
U.S. government sponsored obligations	266,817	266,840	29	(52)	0.26%
Corporate notes, bonds and commercial paper	95,724	95,773	8	(57)	0.39%

Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—

Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

        The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of December 31, 2011:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$170,289	$187,318	$153,260

        We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2011, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

Item 8.    Financial Statements and Supplementary Data

        See Item 15 "Exhibits and Financial Statement Schedules" of this Form 10-K for required financial statements and supplementary data.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

        The internal control over financial reporting related to the assets acquired under a business combination from CRI was excluded from the evaluation of the effectiveness of the Company's disclosure control and procedures as of the end of the year because the business was acquired in a business combination during 2011. Total assets, revenues and operating expenses of this business combination represent approximately 37%, 6% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Management's Report on Internal Control over Financial Reporting

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

        Our management has excluded the business acquired from CRI from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a business combination during the year ended December 31, 2011. Total assets, revenues and operating expenses from this business combination represent 37%, 6% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading "Our Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

        We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our website at http://investor.rambus.com/documentdisplay.cfm?DocumentID=8379. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any amendments or waivers, if and when granted, of our Code of Business Conduct and Ethics on our website.

Item 11.    Executive Compensation

        The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accountant Fees and Services

        The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) Financial Statements

        The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:

(a)
(2) Financial Statement Schedule

        The following financial statement schedule of the Registrant is included herewith and should be read in conjunction with the Financial Statements included in this Item 15:

Page
Schedule II—Valuation and Qualifying Accounts	141

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded the business acquired from Cryptography Research Inc., from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a business combination during the year ended December 31, 2011. Total assets, revenues and operating expenses of this business combination represent approximately 37%, 6% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
San Jose, California February 23, 2012

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$162,244	$215,262
Marketable securities	127,212	296,747
Accounts receivable	1,026	2,600
Prepaids and other current assets	8,096	10,898
Deferred taxes	2,798	2,420

Total current assets	301,376	527,927
Intangible assets, net	181,955	40,986
Goodwill	115,148	18,154
Property, plant and equipment, net	81,105	67,770
Deferred taxes, long term	7,531	2,974
Other assets	6,539	5,361

Total assets	$693,654	$663,172

LIABILITIES, CONTINGENTLY REDEEMABLE COMMON STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,567	$5,952
Accrued salaries and benefits	31,763	31,634
Accrued litigation expenses	10,502	4,060
Other accrued liabilities	6,479	14,165

Total current liabilities	65,311	55,811
Convertible notes, long-term	133,493	121,500
Long-term imputed financing obligation	43,793	27,899
Long-term income taxes payable	9,946	4,577
Other long-term liabilities	11,317	5,102

Total liabilities	263,860	214,889

Commitments and contingencies (Notes 8 and 16)
Contingently redeemable common stock:
Issued and outstanding: no shares at December 31, 2011 and 4,788,125 shares at December 31, 2010	—	113,500

Stockholders' equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2011 and December 31, 2010	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 110,267,145 shares at December 31, 2011 and 102,676,544 shares at December 31, 2010	110	103
Additional paid in capital	1,049,716	911,632
Accumulated deficit	(619,643)	(576,590)
Accumulated other comprehensive loss	(389)	(362)

Total stockholders' equity	429,794	334,783

Total liabilities, contingently redeemable common stock and stockholders' equity	$693,654	$663,172

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenue:
Royalties	$299,004	$320,155	$108,001
Contract revenue	13,359	3,235	5,006

Total revenue	312,363	323,390	113,007

Operating costs and expenses:
Cost of revenue*	24,085	6,937	6,876
Research and development*	115,696	92,706	67,252
Marketing, general and administrative*	164,131	119,475	128,199
Costs (recoveries) of restatement and related legal activities, net	16,187	4,190	(13,458)
Gain from settlement	(6,200)	(126,800)	—

Total operating costs and expenses	313,899	96,508	188,869

Operating income (loss)	(1,536)	226,882	(75,862)
Interest income and other income (expense), net	(3,018)	861	4,085
Interest expense	(21,247)	(19,699)	(20,950)

Interest and other income (expense), net	(24,265)	(18,838)	(16,865)

Income (loss) before income taxes	(25,801)	208,044	(92,727)
Provision for (benefit from) income taxes	17,252	57,127	(541)

Net income (loss)	$(43,053)	$150,917	$(92,186)

Net income (loss) per share:
Basic	$(0.39)	$1.34	$(0.88)

Diluted	$(0.39)	$1.30	$(0.88)

Weighted average shares used in per share calculations:
Basic	110,041	112,456	105,011

Diluted	110,041	115,884	105,011

* Includes stock-based compensation:
Cost of revenue	$575	$173	$1,002
Research and development	$10,519	$10,165	$9,715
Marketing, general and administrative	$16,902	$20,210	$20,868

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$(43,053)	$150,917	$(92,186)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(27)	(449)	(782)

Total comprehensive income (loss)	$(43,080)	$150,468	$(92,968)

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Gain (Loss)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2008	103,803	$104	$703,640	$(471,672)	$869	$232,941
Net loss	—	—	—	(92,186)	—	(92,186)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(782)	(782)
Issuance of common stock upon exercise of options, equity stock and stock units, and employee stock purchase plan	2,131	2	19,747	—	—	19,749
Equity component of 5% convertible senior notes due 2014	—	—	63,867	—	—	63,867
Stock-based compensation	—	—	31,738	—	—	31,738

Balances at December 31, 2009	105,934	$106	$818,992	$(563,858)	$87	$255,327
Net income	—	—	—	150,917	—	150,917
Unrealized loss on marketable securities, net of tax	—	—	—	—	(449)	(449)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,481	1	15,066	—	—	15,067
Issuance of common stock due to the settlement with Samsung	4,788	5	78,495	—	—	78,500
Repurchase and retirement of common stock under repurchase plan	(9,527)	(9)	(31,449)	(163,649)	—	(195,107)
Stock-based compensation	—	—	30,528	—	—	30,528

Balances at December 31, 2010	102,676	$103	$911,632	$(576,590)	$(362)	$334,783
Net loss	—	—	—	(43,053)	—	(43,053)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(27)	(27)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,371	1	10,093	—	—	10,094
Net issuance of common stock due to CRI acquisition	6,220	6	86,137	—	—	86,143
Settlement of Samsung's option related to the contingently redeemable common stock	—	—	13,500	—	—	13,500
Stock-based compensation	—	—	28,354	—	—	28,354

Balances at December 31, 2011	110,267	$110	$1,049,716	$(619,643)	$(389)	$429,794

See Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(43,053)	$150,917	$(92,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	27,996	30,548	31,585
Depreciation	11,894	10,101	10,661
Amortization of intangible assets	20,191	5,066	2,984
Non-cash interest expense and amortization of convertible debt issuance costs	12,622	11,075	16,624
Deferred tax benefit	(246)	(73)	(354)
Non-cash acquisition of patents	(3,000)	—	—
Loss (gain) on disposal of property, plant and equipment	—	(153)	15
Loss on sale of marketable security	—	87	—
Impairment of investments	—	—	164
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable	2,714	(1,651)	554
Prepaids and other assets	8,810	4,643	997
Accounts payable	10,452	(3,811)	2,520
Accrued salaries and benefits and other accrued liabilities	(783)	28,050	(5,063)
Accrued litigation expenses	6,442	(1,087)	(9,118)
Income taxes payable	(1,047)	1,506	25

Net cash provided by (used in) operating activities	52,992	235,218	(40,592)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(167,381)	(17,000)	(26,000)
Purchases of property, plant and equipment	(19,431)	(26,700)	(2,665)
Acquisition of intangible assets	(1,210)	(7,760)	(2,500)
Purchases of marketable securities	(173,996)	(428,768)	(183,217)
Maturities of marketable securities	337,880	296,639	240,927
Proceeds from sale of marketable securities	33	1,829	—
Proceeds from sale of property, plant and equipment	—	257	—
Investment in non-marketable security	—	—	(2,000)

Net cash provided by (used in) investing activities	(24,105)	(181,503)	24,545

Cash flows from financing activities:
Payment to redeem contingently redeemable common stock pursuant to the settlement agreement with Samsung	(100,000)	—	—
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	—	192,000	—
Proceeds from landlord for tenant improvements	8,800	292	—
Proceeds received from issuance of common stock under employee stock plans	12,282	16,514	20,692
Payments under installment payment arrangement	(2,531)	(4,274)	—
Principal payments against financing lease obligation	(456)	—	—
Repurchase and retirement of common stock, including prepayment under share purchase contract	—	(195,108)	—
Repayment of convertible senior notes	—	(136,950)	—
Issuance costs related to the issuance of convertible senior notes	—	—	(4,313)
Proceeds from issuance of convertible senior notes	—	—	172,500

Net cash provided by (used in) financing activities	(81,905)	(127,526)	188,879

Net increase (decrease) in cash and cash equivalents	(53,018)	(73,811)	172,832
Cash and cash equivalents at beginning of year	215,262	289,073	116,241

Cash and cash equivalents at end of year	$162,244	$215,262	$289,073

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,625	$8,625	$3,943
Income taxes, net of refunds	$16,254	$56,689	$123
Non-cash investing and financing activities:
Common stock, net, issued pursuant to acquisition	$86,143	$—	$—
Non-cash obligation for property, plant and equipment	$7,409	$2,260	$25,100
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$3,093	$7,714	$200
Intangible assets acquired under installment payment arrangement	$—	$500	$—

See Notes to Consolidated Financial Statements

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

        Rambus Inc. (the "Company" or "Rambus") is a premier intellectual property and technology licensing company focusing on the creation, design, development and licensing of patented innovations, technologies and architectures that are foundational to nearly all digital electronics products and systems. The Company was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. The Company's mission is to continuously enrich the end-user experience of electronic systems through groundbreaking innovations and technologies designed to improve the performance, power efficiency, time-to-market and cost-effectiveness of the products, components and systems offered by market-leading companies in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high definition televisions ("HDTVs") and displays, general lighting, cryptography and data security. The Company's inventors and engineering teams focus on creating innovations designed to address the most challenging demands of each target market and industry. The Company generates revenue by licensing its patented innovations and technologies to market-leading companies that provide their products to the end-user customers or consumers. The Company believes it has established an unparalleled licensing platform and business model that will continue to foster the development of new foundational and leading innovations and technologies. By continuing to build upon this platform, the Company's goal is to create additional licensing opportunities, and thereby perpetuate strong company operating performance and long-term stockholder value.

        While the Company has historically focused its efforts in the development of technologies for electronics memory and chip interfaces, it is in the process of expanding its portfolio of inventions and solutions to address additional markets in lighting, displays, chip and system security, digital media, as well as new areas within the semiconductor industry, such as imaging and non-volatile memory. The Company intends to continue its growth into new technology fields, consistent with its mission to create great value through its innovations and to make those technologies available through its licensing business model. Key to its efforts, both in its current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute of its plans and strategies.

2. Summary of Significant Accounting Policies

  Financial Statement Presentation

        The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan, Cryptography Research, Inc., located in California, U.S.A., and Rambus Ltd., located in George Town, Grand Cayman Islands, British West Indies, which includes Rambus Chip Technologies (India) Private Limited, Rambus Deutschland GmbH, located in Pforzheim, Germany, and Rambus Korea, Inc., located in Seoul, Korea. In addition, Rambus International Ltd. and Rambus Delaware LLC are also subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

  Reclassifications

        Certain prior year balances were reclassified to conform to the current year's presentation. None of these reclassifications had an impact on reported net income (loss) for any of the periods presented.

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

        Rambus' revenue consists of royalty revenue and contract revenue. Royalty revenue consists of patent license and solutions license royalties. Contract revenue consist of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus' technology solutions into its customers' products. Reseller arrangements generally provide for the pass-through of a percentage of the fees paid to the reseller by the reseller's customer for use of the Rambus' patent and solutions licenses. Rambus does not recognize revenue for these arrangements until it has received notice of revenue earned by and paid to the reseller, accompanied by the pass-through payment from the reseller. Rambus does not pay commissions to the reseller for these arrangements.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Many of Rambus' licensees have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. Unbilled receivables represent enforceable claims and are deemed collectible in connection with its revenue recognition policy.

  Royalty Revenue

        Rambus recognizes royalty revenue upon notification by its licensees and when deemed collectible. The terms of the royalty agreements generally either require licensees to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. Rambus has two types of royalty revenue: (1) patent license royalties and (2) solutions license royalties.

        Patent licenses.    Rambus licenses its broad portfolio of patented inventions to companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of its patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, Rambus generally recognizes revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, Rambus earns royalties at the time that the licensees' sales occur. Rambus' licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the licensees' sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

        Solutions licenses.    Rambus develops proprietary and industry-standard products that it provides to its customers under solutions license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus earns royalties on such licensed products sold worldwide by its licensees at the time that the licensees' sales occur. Rambus' licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the licensees' sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

  Contract Revenue

        Rambus generally recognizes revenue using percentage of completion for development contracts related to licenses of its solutions that involve significant engineering and integration services. For agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon contract costs incurred. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the licensee. The remaining fees may be due on pre-determined dates and include significant up-front fees.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, Rambus will recognize the revenue and record an unbilled receivable. As of December 31, 2011 and 2010, the balances of unbilled receivable are not significant. Amounts invoiced to its customers in excess of recognizable revenue are recorded as deferred revenue. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or unbilled receivables in any given period.

  Litigation

        Rambus is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, if Rambus believes that a loss arising from such matters is probable and can be reasonably estimated, Rambus records the estimated liability in its consolidated financial statements. If only a range of estimated losses can be determined, Rambus records an amount within the range that, in its judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, Rambus records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Rambus recognizes litigation expenses in the period in which the litigation services were provided.

  Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of net assets received. Identifiable intangible assets are comprised of patents, customer contracts and contractual relationships, existing technology, intellectual property and other intangible assets. Identifiable intangible assets are being amortized over the period of estimated benefit using principally the straight-line method and estimated useful lives ranging from 1 to 10 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

        The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill is allocated to various reporting units, which are generally an operating segment. The fair values of the reporting units are estimated using an income or discounted cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of impairments loss, if any.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Under the income approach, the Company measures fair value of the reporting unit based on a projected cash flow method using a discount rate determined by its management which is commensurate with the risk inherent in its current business model. The Company's discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing its business. Given the current economic environment and the uncertainties regarding the impact on its business, there can be no assurance that the estimates and assumptions made for purposes of the Company's goodwill impairment testing in the fourth quarter of 2011 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted revenues or operating margin rates are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. The Company believes that the assumptions and rates used in its impairment test are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.

        Based on our valuation results, the Company determined that the fair value of its reporting units continued to exceed their carrying value. Therefore, management determined that no goodwill impairment charge was required as of December 31, 2011.

        The Company amortizes other intangible assets over their estimated useful lives. The Company records an impairment charge on these assets if it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. The Company's estimates of future cash flows attributable to its other intangible assets require significant judgment based on its historical and anticipated results and are subject to many factors. The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors that the Company considers important which could trigger an impairment review include the following:

  •
  significant negative industry or economic trends;

  •
  significant loss of clients; and

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

        When the Company determines that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company's current business model. An impairment loss is recognized only if the carrying amount of the intangible asset or other long-lived asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets and other long-lived assets. During 2011, 2010 and 2009, Rambus did not recognize any impairment of its long-lived and intangible assets.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in Rambus' consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on available evidence.

        In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Stock-Based Compensation and Equity Incentive Plans

        The Company maintained stock plans covering a broad range of equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an Employee Stock Purchase Plan ("ESPP"), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

        Rambus will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, Rambus has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the consolidated statement of operations as part of the tax effect of stock-based compensation.

  Cash and Cash Equivalents

        Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions. Cash equivalents are invested in highly-rated and highly-liquid money market securities and certain U.S. government sponsored obligations.

  Marketable Securities

        Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders' equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company's

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security's amortized cost basis and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of the Company's investments, there have been no credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.

  Non-Marketable Securities

        The Company has an investment in a non-marketable security of a private company which is carried at cost. The Company monitors the investment for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The non-marketable security is classified within other assets in the consolidated balance sheets.

  Fair Value of Financial Instruments

        The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of December 31, 2011 and 2010. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair market value of the Company's convertible notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet.

  Property, Plant and Equipment

        Property, plant and equipment includes computer equipment, computer software, leasehold improvements, furniture and fixtures and buildings. Computer equipment, computer software, machinery and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of 3, 3 to 5, 7 and 3 years, respectively. The Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the buildings during the construction period for accounting purposes. Following substantial completion of construction, the Company occupied both facilities. At completion, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the buildings under the FASB authoritative guidance applicable to sale leaseback for real estate. As such, the Company continues to account for the buildings as owned real estate and to record an imputed financing obligation for its obligation to the legal owners. The buildings will be depreciated on a straight-line basis over an estimated useful life of approximately 39 years. See Note 6, "Balance Sheet Details," and Note 8, "Commitments and Contingencies," for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Segment Reporting

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Rambus has one reportable segment: SBG which focuses on the design, development and licensing of technology that is semiconductor based. All other remaining operating segments did not meet the quantitative thresholds for disclosure as reportable segments. In addition, Rambus operates in three geographic regions: North America, Asia and Europe.

  Research and Development

        Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, stock-based compensation, depreciation, professional services and overhead expenses related to the general development of Rambus' products, are expensed as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Rambus has not capitalized any software development costs since the period between establishing technological feasibility and general customer release is relatively short and as such, these costs have not been significant.

  Computation of Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units, and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported. As discussed in Note 4, "Settlement Agreement with Samsung," the Company reported shares issued to Samsung as contingently redeemable common stock due to the contractual put rights associated with those shares. As such, the Company used the two-class method for reporting earnings per share for those periods where the contingently redeemable common stock were outstanding (during 2010 until August 2011).

  Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income (loss), net of tax, is presented in the consolidated statements of comprehensive income (loss).

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Credit Concentration

        As of December 31, 2011 and 2010, the Company's cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. government bonds and notes, and municipal bonds and notes. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company's investment policy, it will ensure the safety and preservation of the Company's invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.

        The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.

  Foreign Currency Translation

        The Company's foreign subsidiaries currently use the U.S. dollar as the functional currency. Remeasurement adjustments for non-functional currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. The remeasurement gains and losses of these foreign subsidiaries as well as gains and losses from foreign currency transactions are included in other expense, net in the consolidated statements of operations, and are not significant for any periods presented.

  Allowance for Doubtful Accounts

        Rambus' allowance for doubtful accounts is determined using a combination of factors to ensure that Rambus' trade and unbilled receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance for a doubtful account up to 100% of the invoice is provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible. For all periods presented, Rambus had no allowance for doubtful accounts.

3. Recent Accounting Pronouncement

        In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities". ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required are to be applied retrospectively for all

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncement (Continued)

comparative periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

        In September 2011, the FASB amended its guidance to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment becomes effective for the Company's interim period ending March 31, 2012 and early adoption is permitted. The Company anticipates adopting this guidance in its fourth quarter of fiscal 2012 at the time it performs its annual goodwill test and does not expect that this standard will materially impact its financial position or results of operations.

        In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective retrospectively for the Company's interim period ending March 31, 2012. Early adoption is permitted. The Company adopted this guidance and presented the statement of comprehensive income (loss) as a separate statement immediately after the statement of operations.

        In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. Generally Accepted Accounting Principles ("GAAP") with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company's interim period ending March 31, 2012. Early adoption is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

4. Settlement Agreement with Samsung

        On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the "Settlement Agreement") to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Under the Settlement Agreement, Samsung has paid the Company two installments of $200.0 million each in cash in the first quarter of 2010, and the parties released all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Settlement Agreement with Samsung (Continued)

January 19, 2010 (the "License Agreement"), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents and has agreed to pay the Company cash amounts equal to $25.0 million per quarter, commencing in the first quarter of 2010, subject to certain adjustments and conditions, over the next five years. In addition, as part of the Settlement Agreement, Samsung purchased approximately 9.6 million shares of common stock of Rambus for cash pursuant to the terms of a Stock Purchase Agreement dated January 19, 2010 (the "Stock Purchase Agreement"), as described in more details below. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to discussions around a new generation of memory technologies. On an aggregate basis, Samsung is expected to make payments to the Company totaling approximately $900.0 million (subject to adjustments per the terms of the License Agreement) from these agreements (collectively, "Samsung Settlement"), less the $100.0 million retirement of the contingently redeemable common stock described below.

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

        Under the Stock Purchase Agreement, on January 19, 2010, Samsung purchased for cash from the Company 9.6 million shares of common stock of the Company (the "Shares") with certain restrictions and put rights. The number of shares issued was based on a price per share equal to $20.885 (which was the average of the open and close trading price of Rambus common stock on The NASDAQ Global Select Market on January 15, 2010, the last trading day prior to the date of the Stock Purchase Agreement). The Shares represented approximately 8.3% of the total outstanding shares of Rambus common stock at that time after giving effect to the issuance thereof. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provided Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million).

        On July 20, 2011, the Company received notice from Samsung exercising their option to put back to the Company approximately 4.8 million of the Shares for cash of $100.0 million. In August 2011, the

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Settlement Agreement with Samsung (Continued)

Company paid $100.0 million to Samsung in exchange for the Shares which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded as additional paid-in capital in the Company's consolidated balance sheet.

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

        The Samsung Settlement is a multiple element arrangement for accounting purposes. For the multiple element arrangement, the Company identified each element of the arrangement and determined when those elements should be recognized. Using the accounting guidance from multiple element revenue arrangements, the Company allocated the consideration to each element using the estimated fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the Samsung Settlement which included a third party valuation using an income approach, the Black-Scholes option pricing model and a residual approach (collectively the "Fair Value"). The inputs and assumptions used in this valuation were from a market participant perspective and included projected revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions may have had a substantial impact on the Fair Value as assigned to each element. These inputs and assumptions represent management's best estimates at the time of the transaction.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Settlement Agreement with Samsung (Continued)

        Based on the estimated Fair Value, the consideration of $900.0 million was allocated to the following elements:

(in millions)	Estimated Fair Value
Settlement Agreement:
Antitrust litigation settlement	$85.0
Settlement of past infringement	190.0
License Agreement	385.0
Stock Purchase Agreement	192.0
Memorandum of understanding ("MOU")	—
Residual value	48.0

Total	$900.0

        The consideration of $900.0 million will be recognized in the Company's financial statements as follows:

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

        During 2010, the Company received cash consideration of $500.0 million from Samsung. The amount allocated to the common stock issued to Samsung was allocated to contingently redeemable common stock ($113.5 million) and stockholders' equity ($78.5 million). The remaining $308.0 million was allocated between revenue ($181.2 million) and gain from settlement ($126.8 million) based on the remaining elements' estimated Fair Value.

        During 2011, the Company received cash consideration of $99.4 million from Samsung, which was adjusted based on certain levels of Samsung revenue for DRAM products pursuant to the terms of the License Agreement. The amount was allocated between revenue ($93.2 million) and gain from settlement ($6.2 million) based on the estimated Fair Value for the remaining elements.

        The remaining $300.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Settlement Agreement with Samsung (Continued)

        The cumulative cash receipts through 2011 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

			Estimated to Be Received in
	Received in 2010	Received in 2011				Total Estimated Cash Receipts
(in millions)			2012	2013	2014
Revenue	$181.2	$93.2	$100.0	$100.0	$100.0	$574.4
Gain from settlement	126.8	6.2	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	192.0

Total	$500.0	$99.4	$100.0	$100.0	$100.0	$899.4

5. Marketable Securities

        Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of December 31, 2011, all of the Company's cash equivalents and marketable securities have a remaining maturity of less than one year.

        All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%

Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—

Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)

	As of December 31, 2010
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$132,364	$132,364	$—	$—	0.04%
U.S. government sponsored obligations	266,817	266,840	29	(52)	0.26%
Corporate notes, bonds and commercial paper	95,724	95,773	8	(57)	0.39%

Total cash equivalents and marketable securities	494,905	494,977	37	(109)
Cash	17,104	17,104	—	—

Total cash, cash equivalents and marketable securities	$512,009	$512,081	$37	$(109)

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Marketable Securities (Continued)

        Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Cash equivalents	$137,455	$198,158
Short term marketable securities	127,212	296,747

Total cash equivalents and marketable securities	264,667	494,905
Cash	24,789	17,104

Total cash, cash equivalents and marketable securities	$289,456	$512,009

        The Company continues to invest in high quality, highly liquid debt securities that mature within three years. As of December 31, 2011, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary. As of December 31, 2011, certain marketable debt securities with a fair value of $137.1 million, which mature within one year, had insignificant unrealized losses. The unrealized loss, net, at December 31, 2011 was insignificant in relation to the Company's total available-for-sale portfolio. The unrealized loss, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the Company's corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

        The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010 are as follows:

	As of		Unrealized Loss, net
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Less than one year	$264,667	$494,905	$(100)	$(72)

        See Note 17, "Fair Value of Financial Instruments," for discussion regarding the fair value of the Company's cash equivalents and marketable securities.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Balance Sheet Details

  Property, Plant and Equipment, net

        Property, plant and equipment, net is comprised of the following:

	December 31,
	2011	2010
	(In thousands)
Building	$42,958	$42,230
Computer software	34,403	29,985
Computer equipment	27,834	23,996
Furniture and fixtures	10,019	8,827
Leasehold improvements	3,810	3,325
Machinery	9,711	2,776
Construction in progress	8,263	838

	136,998	111,977
Less accumulated depreciation and amortization	(55,893)	(44,207)

	$81,105	$67,770

        On December 15, 2009, the Company entered into a lease for office space in Sunnyvale, California to be used for the Company's corporate headquarters functions, as well as engineering, marketing and administrative operations and activities. The Company undertook a series of structural improvements to ready the space for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the building during the construction period for accounting purposes. At completion, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to sale leasebacks of real estate. As such, the Company continues to account for the building as owned real estate and to record an imputed financing obligation for its obligation to the legal owner. The building is reflected as an asset on the Company's balance sheet throughout the initial term of the lease, the period of intended use. The value of the building is comprised of the fair value of the unfinished building of $25.1 million, $1.5 million of interest on the building and $13.1 million of construction costs related to the build-out of the facility. The fair value of the unfinished building was determined using level 3 fair value inputs (defined as prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

        At December 31, 2011 and December 31, 2010, net book values of the Sunnyvale facility of $39.1 million and $39.7 million were reflected as an asset on the Company's balance sheet, respectively. The building is depreciated on a straight-line basis over a period of approximately 39 years. See Note 8, "Commitments and Contingencies," for additional details.

        On November 4, 2011, to better plan for future expansion, the Company entered into an amended lease for additional office space in Sunnyvale, California. The Company will undertake a series of structural improvements to ready the space for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the building during the construction period for accounting purposes. Therefore, as of

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Balance Sheet Details (Continued)

December 31, 2011, for the additional Sunnyvale office space, the Company capitalized approximately $6.2 million as construction in progress, based on the estimated fair value of the existing portion of the same unfinished building, along with a corresponding financing obligation for the building.

        Additionally, during 2010, the Company entered into a lease for office space in Brecksville, Ohio that is used for the LDT group. Subsequently, in 2011, the Company amended the lease to expand the facility for additional warehouse and office spaces. The Company undertook a series of structural improvements to ready the initial space for its use in 2010 and the Ohio landlord began the construction of the building extensions during the fourth quarter of 2011. The Company concluded that its requirement to fund construction costs for the initial space and responsibility for cost overruns resulted in the Company being considered the owner of the building during the construction periods for accounting purposes. At completion of the initial construction period in 2010, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to sale leasebacks of real estate. As such, the Company continues to account for the building as owned real estate and to record an imputed financing obligation for its obligation to the legal owner. The value of the initial space is reflected in the Company's balance sheet as building and is comprised of the fair value of the initial unfinished building of $0.8 million and $1.7 million of construction costs related to the build-out of the facility. As of December 31, 2011, the value of the unfinished building extensions of $1.2 million is reflected as construction in progress in the Company's balance sheet and is based on the estimated total costs incurred by the Landlord through December 31, 2011. The fair value of the unfinished building was determined using level 3 fair value inputs (defined as prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)) and the cost approach which measures the value of an asset as the cost to reconstruct or replace it with another asset of like utility.

        At December 31, 2011 and December 31, 2010, net building costs related to the initial Brecksville space of $2.3 million and $2.5 million are reflected as an asset on the Company's balance sheet, respectively. The building is depreciated on a straight-line basis over a period of approximately 39 years. See Note 8, "Commitments and Contingencies," for additional details.

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $11.9 million, $10.1 million and $10.7 million, respectively.

  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) is comprised of the following:

	December 31,
	2011	2010
	(In thousands)
Foreign currency translation adjustments, net of tax	$86	$86
Unrealized loss on available-for-sale securities, net of tax	(475)	(448)

Total	$(389)	$(362)

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets and Goodwill

        The components of the Company's intangible assets as of December 31, 2011 and December 31, 2010 were as follows:

		As of December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Patents	3 to 10 years	$28,643	$(12,997)	$15,646
Customer contracts and contractual relationships	1 to 10 years	33,550	(7,148)	26,402
Existing technology	3 to 7 years	159,350	(19,685)	139,665
Intellectual property	4 years	10,384	(10,384)	—
Non-competition agreement	3 years	400	(158)	242

Total intangible assets		$232,327	$(50,372)	$181,955

		As of December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Patents	3 to 10 years	$24,433	$(9,361)	$15,072
Customer contracts and contractual relationships	1 to 10 years	4,050	(3,127)	923
Existing technology	3 to 7 years	29,950	(4,959)	24,991
Intellectual property	4 years	10,384	(10,384)	—
Non-competition agreement	3 years	100	(100)	—

Total intangible assets		$68,917	$(27,931)	$40,986

        Amortization expense for intangible assets for the years ended December 31, 2011, 2010, and 2009 was $20.2 million, $5.1 million and $3.0 million, respectively.

        During 2011, the Company acquired CRI. As part of the acquisition, the Company acquired the following intangible assets with fair values determined as of the acquisition date:

	Total	Estimated Useful Life
	(in thousands)	(in years)
Existing technology	$129,400	7
Customer relationships	17,300	7
Favorable contracts	12,200	2
Non-competition agreements	300	3

Total	$159,200

        The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts will reduce the favorable contract intangible asset. During 2011, the Company received $2.3 million related to the favorable contracts. The estimated useful life is based on

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets and Goodwill (Continued)

expected payment dates related to the favorable contracts. The group of purchased intangible assets has an estimated weighted average useful life of approximately 7 years from the date of acquisition. Refer to Note 18, "Acquisitions" for additional details.

        In addition, the Company acquired other patents in 2011 aggregating $4.2 million, of which $1.2 million was paid in cash. During 2010, the Company purchased patents of approximately $24.4 million through business and asset acquisitions.

        The estimated future amortization expense of intangible assets as of December 31, 2011 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2012	35,309
2013	32,244
2014	28,103
2015	27,452
2016	26,497
Thereafter	32,350

$181,955

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets and Goodwill (Continued)

  Goodwill

        The changes in carrying amount of goodwill by reporting unit were as follows (in thousands):

Reporting Units:	December 31, 2010	Addition to Goodwill(1)	December 31, 2011
	(In thousands)
SBG	$4,454	$—	$4,454
CRI	—	96,994	96,994
LDT	13,700	—	13,700

Total	$18,154	$96,994	$115,148

(1)
The addition to goodwill resulted from a business combination which was completed in June 2011. See Note 18, "Acquisitions".

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company performs its impairment analysis of goodwill on an annual basis during fourth quarter of the fiscal year unless conditions arise that warrant a more frequent evaluation. Goodwill is allocated to various reporting units, which are generally an operating segment. Following the acquisition of CRI, the Company has four reporting units, and goodwill has been allocated to three of the reporting units: SBG, LDT and CRI.

        The Company completed the first step of its annual goodwill impairment analysis related to its SBG, LDT and CRI reporting units as of December 31, 2011 and found no instances of impairment of its recorded goodwill of $115.1 million. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. The Company's estimates result from an updated long-term financial forecast developed as part of its annual strategic planning cycle which it conducts every year. The Company's estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to its business model or changes in operating performance. Additionally, certain estimates used in the income approach involve information from businesses with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. If the Company's assumptions regarding forecasted cash flows are not achieved, the Company may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. The Company believes that the assumptions and rates used in its impairment test are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.

8. Commitments and Contingencies

        On December 15, 2009, the Company entered into a definitive triple net space lease agreement with MT SPE, LLC (the "Landlord") whereby it leased approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California (the "Sunnyvale Lease"). The office space is used for the Company's corporate headquarters, as well as engineering, marketing and administrative operations and activities. The Company moved to the premises in the fourth quarter of

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

2010 following substantial completion of leasehold improvements. The Sunnyvale Lease has a term of 120 months from the commencement date. The initial annual base rent is $3.7 million, subject to a full abatement of rent for the first six months of the Sunnyvale Lease term, but with the rent for the seventh month paid in December 2009 in order to gain access to the building. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Sunnyvale Lease and will be $4.8 million in the tenth year. In addition to the base rent, the Company also pays operating expenses, insurance expenses, real estate taxes and a management fee. The Company has two options to extend the Sunnyvale Lease for a period of 60 months each and a one-time option to terminate the Sunnyvale Lease after 84 months in exchange for an early termination fee.

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

        Pursuant to the terms of the Sunnyvale Lease, the Landlord has agreed to reimburse the Company approximately $9.1 million, of which $0.3 million was received in 2010 and $8.8 million was received in 2011. The Company recognized the reimbursement as an additional imputed financing obligation under the FASB authoritative guidance as such payment from the Landlord is deemed to be an imputed financing obligation.

        On November 4, 2011, to better plan for future expansion, the Company entered into an Amended Sunnyvale Lease (the "Amended Sunnyvale Lease") for approximately an additional 31,000 square feet of space. Similar to the original Sunnyvale Lease, the Company is required to construct the necessary tenant improvements for the premises to be capable of conducting business, which includes but is not limited to structural elements of the building. Additionally, the Landlord will provide a tenant improvement allowance estimated to be approximately $1.7 million. The Amended Sunnyvale Lease will have a commencement date of March 1, 2012 and will expire on June 30, 2020 (the same end date as the original Sunnyvale Lease). The base rent for the original Sunnyvale Lease will remain unchanged. The annual base rent for the Amended Sunnyvale Lease will initially be $1.1 million with rent abatement for the first five months of the lease term and increases annually over the course of the term as set forth in the Amended Sunnyvale Lease until it reaches $1.3 million.

        Since certain improvements to be constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes, the Company is treated in substance as the owner of the construction project during the construction period. Accordingly, as of December 31, 2011, for the Amended Sunnyvale Lease, the Company capitalized an estimated $6.2 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished space along with a corresponding financing obligation for the same amount.

        Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2011 and 2010, the Company recognized in its statement of operations $3.2 million and $0.4 million,

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

respectively, of interest expense in connection with the imputed financing obligation on the Sunnyvale facility. At December 31, 2011 and 2010, the imputed financing obligation balance in connection with the Sunnyvale facility was $41.8 million and $27.3 million, respectively, which was primarily classified under long-term imputed financing obligation. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.

        On March 8, 2010, the Company entered into a lease agreement with Fogg-Brecksville Development Co. (the "Ohio Landlord") for approximately 25,000 square feet of space consisting of approximately 7,000 square feet of office area and approximately 18,000 square feet of warehouse area, located in Brecksville, Ohio (the "Ohio Lease"). The office space is used for the LDT group's engineering activities while the manufacturing space is used for the manufacturer of prototypes for the LDT group. The Ohio Lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet (the "Amended Ohio Lease"), consisting of two extensions to be constructed by the Ohio Landlord ("Expansion A" and "Expansion B"). Expansion A will consist of approximately 11,000 square feet of space and Expansion B will consist of approximately 15,000 square feet of space. The Amended Ohio Lease has a term of 84 months from the First Extended Term Commencement Date as defined below. The First Extended Term Commencement Date is the first day of the month following substantial completion of Expansion B. Upon substantial completion of Expansion A, the annual base rent will be increased to $0.6 million. Upon substantial completion of Expansion B, the annual base rent will be increased to $0.8 million. The annual base rent increases each year on the anniversary date of the First Extended Term Commencement Date by 2% over the course of the term as set forth in the Amended Ohio Lease. The Company has an option to extend the Lease for a period of 60 months.

        The Company undertook a series of structural improvements to ready the initial space for its use in 2010 and the Ohio Landlord began the construction of the building extensions during the fourth quarter of 2011. Since certain improvements constructed by the Company are considered structural in nature and the Company is responsible for any cost overruns, for accounting purposes, the Company is treated in substance as the owner of the construction project during the construction period. At completion of the initial construction period in 2010, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, the Company continues to account for the building as owned real estate and to record an imputed financing obligation for its obligation to the legal owner. Additionally, as of December 31, 2011, the Company capitalized $1.2 million in property, plant and equipment based on the estimated fair value of the portion of the unfinished building extensions along with a corresponding financing obligation for the same amount.

        The lease payments are recorded as interest expense using the effective interest method over the term of the lease. For the years ended December 31, 2011 and 2010, the Company recognized in its statement of operations $0.1 million and $29 thousand, respectively, of interest expense in connection with the imputed financing obligation on the Ohio facility. At December 31, 2011 and 2010, the imputed financing obligation balance in connection with the Ohio facility was $2.0 million and $0.8 million, respectively, which was classified under long-term imputed financing obligation. At the end of the intended use term, the Company would reverse equal amounts of the net book value of the building and the corresponding imputed financing obligation.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

        In November 2011, the Company entered into a lease agreement with Metropolitan Life Insurance (the "SF Landlord") for approximately 26,000 rentable square feet of office space in San Francisco, California (the "SF Lease") to be used for the CRI group's office space and which will be treated as an operating lease. The SF Lease will have a commencement date of February 1, 2012 and a lease term of 75 months from the commencement date. The annual base rent for the SF Lease will be $0.9 million with a rent abatement for the first three months of the lease term and increases annually over the course of the term as set forth in the SF Lease until it reaches $1.0 million.

        In connection with the June 3, 2011 acquisition of CRI, the Company is obligated to pay a retention bonus to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in three equal amounts of approximately $16.7 million, with the first payment paid in cash and the remaining payments in cash or stock at the Company's election, on June 3, 2012, 2013 and 2014, respectively. The total retention bonus commitment is $50.0 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by the Company to a designated charity. See Note 18, "Acquisitions," for additional information regarding the acquisition of CRI.

        On June 29, 2009, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2011 was $172.5 million, offset by unamortized debt discount of $39.0 million in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 30 months until maturity of the 2014 Notes on June 15, 2014. See Note 15, "Convertible Notes," for additional details.

        As of December 31, 2011, the Company's material contractual obligations are (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Contractual obligations(1)
Imputed financing obligation(2)	$60,360	$5,999	$6,828	$6,997	$7,168	$7,348	$26,020
Leases	9,192	2,933	1,307	1,316	1,286	992	1,358
Software licenses(3)	2,787	2,348	359	80	—	—	—
CRI retention bonus(4)	50,000	16,667	16,667	16,666	—	—	—
Convertible notes	172,500	—	—	172,500	—	—	—
Interest payments related to convertible notes	21,563	8,625	8,625	4,313	—	—	—

Total	$316,402	$36,572	$33,786	$201,872	$8,454	$8,340	$27,378

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.6 million including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.6 million in long-term income taxes payable, as of December 31, 2011. As noted below in Note 12, "Income Taxes," although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)
With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the Consolidated Balance Sheets

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

  are the interest on the imputed financing obligation and the estimated common area expenses over the future periods. Additionally, the amount includes the Amended Ohio Lease and the Amended Sunnyvale Lease.

(3)
The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2011 which are also presented on the Company's Consolidated Balance Sheet under current and other long-term liabilities.

(4)
The CRI retention bonus payable on June 3, 2013 and 2014 will be paid in cash or stock at the Company's election.

        Rent expense was approximately $2.7 million, $6.8 million and $6.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Deferred rent of $0.5 million as of December 31, 2011 and 2010 was included primarily in other long-term liabilities.

  Indemnifications

        The Company enters into standard license agreements in the ordinary course of business. Although the Company does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company's products. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to fees received by the Company.

        Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company's current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company's exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of December 31, 2011 and 2010, the Company had made cumulative payments of approximately $31.9 million and $15.7 million, respectively, on their behalf. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations. Also, in December 2011, the Company reached a settlement agreement that resolved the matter captioned Stuart J. Steele, et al. v. Rambus Inc., et al., where the Company has agreed to settle the claims against it and the individual defendants for approximately $10.9 million which was recorded under costs (recoveries) of restatement and related legal activities in the consolidated statements of operations. Refer to Note 16, "Litigation and Asserted Claims," for additional details. The Company has received approximately $5.3 million from the former officers related to their settlement agreements with the Company in connection with the derivative and class action lawsuits which was comprised of approximately $4.5 million in cash received in the first quarter of 2009 as well as approximately 163,000 shares of the Company's stock with a value of approximately

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

$0.8 million in the fourth quarter of 2008. Additionally, as of December 31, 2011, the Company has received $12.3 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs (recoveries) of restatement and related legal activities in the consolidated statements of operations.

9. Equity Incentive Plans and Stock-Based Compensation

  Stock Option Plans

        The Company has three stock option plans under which grants are currently outstanding: the 1997 Stock Option Plan (the "1997 Plan"), the 1999 Non-statutory Stock Option Plan (the "1999 Plan") and the 2006 Equity Incentive Plan (the "2006 Plan"). Grants under all plans typically have a requisite service period of 60 months, have straight-line or graded vesting schedules (the 1997 and 1999 plans only) and expire not more than ten years from date of grant. Effective with stockholder approval of the 2006 Plan in May 2006, no further awards are being made under the 1997 Plan and the 1999 Plan but the plans will continue to govern awards previously granted under those plans.

        The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value of the common stock on the date of grant, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Plan was replaced and the 1999 Plan was terminated. On April 30, 2009, stockholders approved additional 6,500,000 shares for issuance under the 2006 Plan. Those who will be eligible for awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months, have straight-line vesting schedules, and expire ten years from date of grant. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares as needed.

        As of December 31, 2011, 2,812,876 shares of the 14,900,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company's only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity Incentive Plans and Stock-Based Compensation (Continued)

        A summary of shares available for grant under the Company's plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2008	2,556,984
Increase in shares approved for issuance	6,500,000
Stock options granted	(1,487,905)
Stock options forfeited	2,123,045
Stock options expired under former plans	(1,849,516)
Nonvested equity stock and stock units granted(1)	(419,214)
Nonvested equity stock and stock units forfeited(1)	39,000

Total shares available for grant as of December 31, 2009	7,462,394
Stock options granted	(1,921,743)
Stock options forfeited	1,411,524
Stock options expired under former plans	(1,231,899)
Nonvested equity stock and stock units granted(1)	(453,468)
Nonvested equity stock and stock units forfeited(1)	81,354

Total shares available for grant as of December 31, 2010	5,348,162
Stock options granted	(2,357,001)
Stock options forfeited	865,097
Stock options expired under former plans	(503,526)
Nonvested equity stock and stock units granted(1)	(562,257)
Nonvested equity stock and stock units forfeited(1)	22,401

Total shares available for grant as of December 31, 2011	2,812,876

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity Incentive Plans and Stock-Based Compensation (Continued)

  General Stock Option Information

        The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the years ended December 31, 2011 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2011.

	Options Outstanding
			Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price per Share		Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2008	16,573,739	$21.19
Options granted	1,487,905	9.21
Options exercised	(1,482,489)	11.29
Options forfeited	(2,123,045)	21.34

Outstanding as of December 31, 2009	14,456,110	$20.95
Options granted	1,921,743	22.47
Options exercised	(996,946)	12.95
Options forfeited	(1,411,524)	49.43

Outstanding as of December 31, 2010	13,969,383	$18.85
Options granted	2,357,001	18.83
Options exercised	(873,691)	8.46
Options forfeited	(865,097)	14.53

Outstanding as of December 31, 2011	14,587,596	$19.73	5.49	$806

Vested or expected to vest at December 31, 2011	14,103,419	$19.76	5.38	$806
Options exercisable at December 31, 2011	10,428,578	$20.26	4.36	$806

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2011, based on the $7.55 closing stock price of Rambus' Common Stock on December 30, 2011 on The NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2011 was 262,467 and 262,467, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity Incentive Plans and Stock-Based Compensation (Continued)

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.82 - $11.31	1,604,986	5.74	$8.03	964,767	$7.48
$11.39 - $14.89	1,577,402	5.46	$14.23	1,043,121	$14.11
$15.23 - $17.95	1,527,818	3.63	$16.94	1,406,188	$16.96
$18.04 - $18.69	1,697,627	4.76	$18.61	1,621,495	$18.61
$19.13 - $19.86	1,927,709	5.92	$19.63	1,521,929	$19.61
$20.16 - $20.86	196,622	8.42	$20.37	58,078	$20.40
$20.93 - $20.93	1,467,812	9.05	$20.93	245,500	$20.93
$21.14 - $22.72	1,550,770	7.13	$22.45	758,296	$22.24
$22.77 - $26.45	1,617,650	4.46	$23.75	1,390,004	$23.83
$27.32 - $46.80	1,419,200	2.82	$34.62	1,419,200	$34.62

$3.82 - $46.80	14,587,596	5.49	$19.73	10,428,578	$20.26

  Employee Stock Purchase Plans

        During the three year period ended December 31, 2011, the Company had one employee stock purchase plan, the 2006 Employee Stock Purchase Plan.

        In March 2006, the Company adopted the 2006 Employee Stock Purchase Plan, as amended (the "2006 Purchase Plan") and reserved 1,600,000 shares, subject to stockholder approval which was received on May 10, 2006. Employees generally will be eligible to participate in this plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.

        During the year ended December 31, 2011, the Company issued 271,804 shares under the 2006 Purchase Plan at a weighted average price of $15.62 per share. During the year ended December 31, 2010, the Company issued 261,088 shares under the 2006 Purchase Plan at a weighted average price of $14.78 per share. During the year ended December 31, 2009, the Company issued 418,215 shares under the 2006 Purchase Plan at a weighted average price of $8.95 per share. As of December 31, 2011, 313,964 shares remain available for issuance under the 2006 Purchase Plan.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity Incentive Plans and Stock-Based Compensation (Continued)

  Stock-Based Compensation

  Stock Options

        During the years ended December 31, 2011, 2010 and 2009, Rambus granted 2,357,001, 1,921,743 and 1,487,905 stock options, respectively, with an estimated total grant-date fair value of $24.2 million, $24.9 million and $10.2 million, respectively. During the years ended December 31, 2011, 2010 and 2009, Rambus recorded stock-based compensation related to stock options of $19.6 million, $22.6 million and $24.4 million, respectively.

        As of December 31, 2011, there was $35.8 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of options vested for the years ended December 31, 2011, 2010 and 2009 was $144.8 million, $137.9 million and $195.2 million, respectively.

        The total intrinsic value of options exercised was $6.2 million, $9.1 million and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company's Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.

        During the years ended December 31, 2011, 2010 and 2009, proceeds from employee stock option exercises totaled approximately $7.4 million, $12.9 million (of which $0.6 million was included in prepaid and other assets as of December 31, 2010 and was subsequently received in January 2011), and $16.7 million (of which $0.3 million was included in prepaid and other assets as of December 31, 2009 and was subsequently received in January 2010), respectively.

  Employee Stock Purchase Plans

        During the years ended December 31, 2011, 2010 and 2009, Rambus recorded stock-based compensation related to employee stock purchase plans of $1.7 million, $1.6 million and $1.8 million, respectively. As of December 31, 2011, there was $0.9 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 Purchase Plan. That cost is expected to be recognized over four months.

        There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2011, 2010 and 2009 calculated in accordance with accounting for share-based payments.

  Valuation Assumptions

        Rambus estimates the fair value of stock options using the Black-Scholes-Merton model ("BSM"). The BSM model determines the fair value of stock-based compensation and is affected by Rambus' stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. If actual results differ significantly from these estimates, stock-based compensation expense and Rambus' results of operations could be materially impacted.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity Incentive Plans and Stock-Based Compensation (Continued)

        The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans for Years Ended December 31,
	2011	2010	2009
Stock Option Plans
Expected stock price volatility	50% - 75%	49% - 69%	89% - 96%
Risk free interest rate	1.4% - 2.8%	2.0% - 3.2%	1.8% - 2.8%
Expected term (in years)	6.0 - 6.1	5.9 - 6.2	5.3 - 6.1
Weighted-average fair value of stock options granted	$10.27	$12.98	$6.85

	Employee Stock Purchase Plan for Years Ended December 31,
	2011	2010	2009
Employee Stock Purchase Plan
Expected stock price volatility	56% - 78%	50% - 54%	86% - 92%
Risk free interest rate	0.1%	0.2% - 0.3%	0.2% - 0.3%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$6.16	$6.45	$5.52

        Expected Stock Price Volatility:    Given the volume of market activity in its market traded options, Rambus determined that it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. If there is not sufficient volume in its market traded options, the Company will use an equally weighted blend of historical and implied volatility.

        Risk-free Interest Rate:    Rambus bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of Rambus' stock-based awards do not correspond with the terms for which interest rates are quoted, Rambus uses an approximation based on rates on the closest term currently available.

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

  Nonvested Equity Stock and Stock Units

        The Company grants nonvested equity stock units to certain officers, employees and directors. For the year ended December 31, 2011, the Company granted nonvested equity stock units totaling 374,838 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity Incentive Plans and Stock-Based Compensation (Continued)

equity stock units were valued at the date of grant giving them a fair value of approximately $6.7 million. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the years ended December 31, 2011 and 2010, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an insignificant amount of stock-based compensation expense related to these performance stock units for both years. During the year ended December 31, 2009, the Company did not recognize any compensation expense for any performance equity stock units since the performance conditions had not been met.

        For the years ended December 31, 2011, 2010, and 2009, the Company recorded stock-based compensation expense of approximately $6.7 million, $6.3 million and $5.4 million, respectively, related to all outstanding equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $8.4 million at December 31, 2011. This cost is expected to be recognized over a weighted average period of 1.8 years.

        The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2011:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2008	821,064	$18.46
Granted	279,476	11.12
Vested	(290,564)	17.43
Forfeited	(26,000)	18.05

Nonvested at December 31, 2009	783,976	16.24
Granted	302,312	21.87
Vested	(314,045)	17.18
Forfeited	(54,236)	15.76

Nonvested at December 31, 2010	718,007	18.23
Granted	374,838	17.86
Vested	(314,401)	18.15
Forfeited	(14,934)	21.76

Nonvested at December 31, 2011	763,510	18.02

10. Stockholders' Equity and Contingently Redeemable Common Stock

        During the second quarter of 2011, the Company acquired CRI. As part of the acquisition, the Company issued approximately 6.4 million shares of the Company's common stock, of which approximately 161 thousand shares were used to satisfy tax withholding obligations for certain former CRI employees and consultants. See Note 18, "Acquisition," for additional information regarding the acquisition of CRI.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity and Contingently Redeemable Common Stock (Continued)

  Contingently Redeemable Common Stock

        On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from the Company 9.6 million shares of the Company (the "Shares") with certain restrictions and put rights. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provided Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100.0 million). The 4.8 million shares were recorded as contingently redeemable common stock on the consolidated balance sheet as of December 31, 2010.

        The Stock Purchase Agreement prohibited the transfer of the Shares by Samsung for 18 months after the date of the Stock Purchase Agreement, subject to certain exceptions. After expiration of the transfer restriction period on July 18, 2011, the Stock Purchase Agreement provided that Samsung could transfer a limited number of shares on a daily basis, provided the Company with a right of first offer for proposed transfers above such daily limits, and, if no sale occurs to the Company under the right of first offer, allowed Samsung to transfer the Shares. Under the Stock Purchase Agreement, the Company also agreed that after the transfer restriction period, Samsung will have certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.

        On July 20, 2011, the Company received notice from Samsung exercising their option to put back to the Company approximately 4.8 million of the Shares for cash of $100.0 million. In August 2011, the Company paid $100.0 million to Samsung in exchange for the 4.8 million shares, which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded as additional paid-in capital in the Company's consolidated balance sheet.

        See Note 4, "Settlement Agreement with Samsung," for further discussion.

  Share Repurchase Program

        In October 2001, the Company's Board of Directors (the "Board") approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company's outstanding Common Stock over an undefined period of time. On February 25, 2010, the Board approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the program may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the program. The new share repurchase program replaces the program authorized in October 2001.

        On August 19, 2010, the Company entered into a share repurchase agreement (the "Share Repurchase Agreement") with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch ("JP Morgan") to repurchase approximately $90.0 million of its Common Stock, as part of its share repurchase program. Under the Share Repurchase Agreement, the Company pre-paid to J.P. Morgan the $90.0 million purchase price in the third quarter of 2010 for the Common Stock and J.P. Morgan delivered to the Company approximately 4.8 million shares of

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity and Contingently Redeemable Common Stock (Continued)

Common Stock at an average price of $18.88 at the completion of the Share Repurchase Agreement in December 2010.

        For the year ended December 31, 2011, the Company did not repurchase any shares of its Common Stock under its share repurchase program. For the year ended December 31, 2010, the Company repurchased approximately 9.5 million shares of its Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. For the year ended December 31, 2009, the Company did not repurchase any shares of its Common Stock under its share repurchase program. As of December 31, 2011, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2011, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company's outstanding Common Stock.

        The Company records stock repurchases as a reduction to stockholders' equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock. During the year ended December 31, 2011, the Company did not repurchase any Common Stock. During the year ended December 31, 2010, the cumulative price of the shares repurchased exceeded the proceeds received from the issuance of the same number of shares. The excess of $163.6 million was recorded as an increase to accumulated deficit for the year ended December 31, 2010. During the year ended December 31, 2009, the Company did not repurchase any Common Stock.

11. Benefit Plans

        Rambus has a 401(k) Profit Sharing Plan (the "401(k) Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee's annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee's contribution, up to the first 6% of an eligible employee's qualified earnings. For the years ended December 31, 2011, 2010 and 2009, Rambus made matching contributions totaling approximately $1.6 million, $1.2 million and $1.1 million, respectively.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

        The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Federal:
Current	$16,595	$55,332	$(957)
Deferred	(255)	255	—
State:
Current	17	1,467	9
Deferred	—	—	—
Foreign:
Current	886	401	761
Deferred	9	(328)	(354)

	$17,252	$57,127	$(541)

        The differences between Rambus' effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2011	2010	2009
Expense (benefit) at U.S. federal statutory rate	(35.0)%	35.0%	(35.0)%
Expense (benefit) at state statutory rate	(0.1)	0.5	(5.4)
Withholding tax	64.2	17.3	—
Foreign rate differential	33.0	2.4	—
Research and development ("R&D") credit	(1.0)	(0.3)	(0.9)
Executive compensation	2.0	0.7	—
Non-deductible stock-based compensation	2.8	0.3	0.8
Foreign tax credit	(197.7)	—	—
Capitalized merger and acquisition costs	5.9	—	—
Other	0.5	(1.4)	0.7
Valuation allowance	192.3	(27.0)	39.2

	66.9%	27.5%	(0.6)%

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The components of the net deferred tax assets are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$2,063	$3,465
Other liabilities and reserves	35,050	13,220
Deferred equity compensation	58,329	52,077
Net operating loss carryovers	8,432	8,432
Tax credits	58,314	18,121

Total gross deferred tax assets	$162,188	$95,315
Convertible debt	(12,932)	(16,961)

Total net deferred tax assets	$149,256	$78,354
Valuation allowance	(140,982)	(75,413)

Net deferred tax assets	$8,274	$2,941

	As of December 31,
	2011	2010
	(In thousands)
Reported as:
Current deferred tax assets	$2,798	$2,420
Non-current deferred tax assets	7,531	2,974
Non-current deferred tax liabilities	(2,055)	(2,453)

Net deferred tax assets	$8,274	$2,941

        As of December 31, 2011, the Company's consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $149.3 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with convertible debt instruments. For the year ended December 31, 2011, the Company's valuation allowance increased to $141.0 million as a result of an increase in deferred tax assets before valuation from taking a foreign tax credit instead of a deduction on withholding taxes as well as various timing items related to other liabilities and reserves. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.

        The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance due to projected future losses, which the Company considered significant negative evidence. Though considered positive evidence, potential income from currently unsigned favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to the Company's inability to reliably estimate the probability, timing and amounts of such settlements. Even though the Company is no longer in a

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

cumulative loss position, the projection of significant future losses is a negative factor that outweighs the positive factors leading to a conclusion that a release of the valuation allowance is not yet appropriate. If any settlement income is realized, the Company will reassess its position on maintaining the valuation allowance.

        As of December 31, 2011, Rambus has state net operating loss carryforwards for income tax purposes of $245.9 million which begin to expire in 2018. As of December 31, 2011, Rambus has federal research and development tax credit carryforwards for income tax purposes of $23.3 million and state research and development tax credit carryforwards of $4.8 million, net of federal benefit. The federal research and development tax credit carryforwards begin to expire in 2012 and the state tax credit can be carried forward indefinitely.

        In the event of a change in ownership, as defined under federal and state tax laws, Rambus' net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

        Tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. The Company's unrealized excess tax benefits from stock option deductions excluded from the federal and state tax attributes as of December 31, 2011 were $93.5 million and $99.2 million, respectively. The excess tax benefits will be recorded to additional paid-in capital when they reduce cash taxes payable.

        As of December 31, 2011, the Company had $16.6 million of unrecognized tax benefits including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.6 million recorded in long term income taxes payable. If recognized, $2.6 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2010, the Company had $11.8 million of unrecognized tax benefits including $7.2 million recorded as a reduction of long-term deferred tax assets and $4.6 million recorded in long term income taxes payable. If recognized, $2.8 million would be recorded as an income tax benefit in the consolidated statements of operations.

        At December 31, 2011, no deferred taxes have been provided on undistributed earnings of approximately $6.1 million from the Company's international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States. The Company's operations in India was under a tax holiday which expired in 2011.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at January 1	$11,816	$10,353	$9,613
Tax positions related to current year:
Additions	608	1,401	767
Tax positions related to prior years:
Additions	4,911	140	—
Reductions	(725)	(78)	(27)
Settlements	—	—	—

Balance at December 31	$16,610	$11,816	$10,353

        Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2011 and 2010, an insignificant amount of interest and penalties are included in long-term income taxes payable.

        Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is subject to examination by the IRS for tax years ended 2008 through 2010. The Company is also subject to examination by the State of California for tax years ended 2007 through 2010. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other foreign jurisdictions, including India, for various periods. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

13. Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported. As discussed in Note 4, "Settlement Agreement with Samsung," the Company reported approximately 4.8 million shares issued to Samsung as contingently redeemable common stock due to the contractual put rights associated with those shares. As such, the Company used the two-class method for reporting earnings per share for those periods where the contingently redeemable common stock were outstanding (during 2010 until August 2011).

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Earnings (Loss) Per Share (Continued)

        The following table sets forth the computation of basic and diluted income (loss) per share:

	Years Ended December 31,
	2011		2010		2009
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**	CRCS*	Other CS**
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$(1,180)	$(41,873)	$6,109	$144,808	$—	$(92,186)
Denominator:
Weighted-average common shares outstanding	4,788	107,024	4,552	107,904	—	105,011

Basic net income (loss) per share	$(0.25)	$(0.39)	$1.34	$1.34	$—	$(0.88)

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$(1,180)	$(41,873)	$6,109	$144,808	$—	$(92,186)
Reallocation of undistributed earnings	—	—	(181)	181	—	—

Allocation of undistributed earnings for diluted computation	$(1,180)	$(41,873)	$5,928	$144,989	$—	$(92,186)

Denominator:
Number of shares used in basic computation	4,788	107,024	4,552	107,904	—	105,011
Dilutive potential shares from stock options, ESPP, convertible notes, CRI retention bonuses and nonvested equity stock and stock units	—	—	—	3,428	—	—

Number of shares used in diluted computation	4,788	107,024	4,552	111,332	—	105,011

Diluted net income (loss) per share	$(0.25)	$(0.39)	$1.30	$1.30	$—	$(0.88)

*
CRCS—Contingently Redeemable Common Stock

**
Other CS—Common Stock other than CRCS

        For the years ended December 31, 2011, 2010 and 2009, options to purchase approximately 12.0 million, 6.4 million and 11.0 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the years ended December 31, 2011 and 2009, an additional 4.1 million and 1.4 million potentially dilutive shares, respectively, have been excluded from the weighted average dilutive shares because there was a net loss for the period.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Business Segments and Major Customers

        For the year ended December 31, 2011, only SBG was considered a reportable segment as it met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining immaterial operating segments were combined and shown under "All Other".

        The Company evaluates the performance of its segments based on segment direct operating income (loss). Segment direct operating income (loss) does not include the allocation of any corporate support functions (including human resources, facilities, legal, finance, information technology, corporate development, general administration, corporate licensing and marketing expenses, advanced technology development, and cost of restatement) to the segments. Additionally, certain expenses are not allocated to the operating segments as they are managed at the corporate level and they are not considered in evaluating the segments' operating performance. For the year ended December 31, 2011, such unallocated corporate level expenses include stock-based compensation expenses, depreciation and amortization expenses, and certain bonus and acquisition expenses. The "Reconciling Items" category includes these unallocated corporate support function expenses as well as corporate level expenses. The presentation of the 2010 segment data has been updated accordingly to conform with the 2011 segment direct operating income (loss) definition.

        The table below presents reported segment revenues and reported segment direct operating income (loss).

	For the Year Ended December 31, 2011
	SBG	All Other	Total
	(In thousands)
Revenues(1)	$292,074	$20,289	$312,363

Gain from settlement(1)	$6,200	$—	$6,200

Segment direct operating income (loss)(1)	$250,793	$(2,784)	$248,009

Reconciling items			(249,545)

Total operating loss			$(1,536)
Interest and other expense, net			(24,265)

Loss before income taxes			$(25,801)

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Business Segments and Major Customers (Continued)

	For the Year Ended December 31, 2010
	SBG	All Other	Total
	(In thousands)
Revenues(1)	$323,038	$352	$323,390

Gain from settlement(1)	$126,800	$—	$126,800

Segment direct operating income (loss)(1)	$402,669	$(9,527)	$393,142

Reconciling items			(166,260)

Total operating loss			$226,882
Interest and other expense, net			(18,838)

Loss before income taxes			$208,044

(1)
Disclosure of segment information for the year ended December 31, 2009 was not provided as the revenues and segment direct operating loss for "All Other" were not material.

        The Company's chief operating decision maker is the executive management team and it does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

        Customers A, B and C accounted for 30%, 11% and 10% respectively, of revenue in the year ended December 31, 2011. Customers A and C accounted for 56% and 15% respectively, of revenue in the year ended December 31, 2010. Customers D, E, F, G and H accounted for 24%, 15%, 13%, 13% and 11% respectively, of revenue in the year ended December 31, 2009.

        Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
USA	$103,367	$23,528	$19,064
Japan	97,726	117,101	91,959
Korea	94,197	181,865	1,262
Canada	14,750	592	329
Europe	1,992	157	237
Asia-Other	331	147	156

Total	$312,363	$323,390	$113,007

        At December 31, 2011, of the $81.1 million of total property, plant and equipment, approximately $79.8 million are located in the United States, $1.2 million are located in India and $0.1 million were located in other foreign locations. At December 31, 2010, of the $67.8 million of total property, plant and equipment, approximately $66.7 million are located in the United States, $1.0 million are located in India and $0.1 million were located in other foreign locations.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Convertible Notes

        The Company's convertible notes are shown in the following table.

(Dollars in thousands)	As of December 31, 2011	As of December 31, 2010
5% Convertible Senior Notes due 2014	$172,500	$172,500
Zero Coupon Convertible Senior Notes due 2010	—	—

Total principal amount of convertible notes	172,500	172,500
Unamortized discount	(39,007)	(51,000)

Total convertible notes	$133,493	$121,500
Less current portion	—	—

Total long-term convertible notes	$133,493	$121,500

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

        The Company will pay cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. During 2011, the Company paid approximately $8.6 million of interest related to the 2014 Notes. During 2010, the Company paid approximately $8.6 million of interest related to the 2014 Notes. In the fourth quarter of 2009, the Company paid approximately $4.0 million of interest related to the 2014 Notes. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes are the Company's general unsecured obligation, ranking equal in right of payment to all of the Company's existing and future senior indebtedness and are senior in right of payment to any of the Company's future indebtedness that is expressly subordinated to the 2014 Notes.

        The 2014 Notes are convertible into shares of the Company's Common Stock at an initial conversion rate of 51.8 shares of Common Stock per $1,000 principal amount of 2014 Notes. This is equivalent to an initial conversion price of approximately $19.31 per share of common stock. Holders may surrender their 2014 Notes for conversion prior to March 15, 2014 only under the following circumstances: (i) during any calendar quarter beginning after the calendar quarter ending September 30, 2009, and only during such calendar quarter, if the closing sale price of the Common Stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter, (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Convertible Notes (Continued)

principal amount of 2014 Notes for each trading day of such 10 consecutive trading day period was less than 98% of the product of the closing sale price of the Common Stock for such trading day and the applicable conversion rate, (iii) upon the occurrence of specified distributions to holders of the Common Stock, (iv) upon a fundamental change of the Company as specified in the Indenture governing the 2014 Notes, or (v) if the Company calls any or all of the 2014 Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date. On and after March 15, 2014, holders may convert their 2014 Notes at any time until the close of business on the third business day prior to the maturity date, regardless of the foregoing circumstances.

        Upon conversion of the 2014 Notes, the Company will pay (i) cash equal to the lesser of the aggregate principal amount and the conversion value of the 2014 Notes and (ii) shares of the Company's Common Stock for the remainder, if any, of the Company's conversion obligation, in each case based on a daily conversion value calculated on a proportionate basis for each trading day in the 20 trading day conversion reference period as further specified in the Indenture.

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

        The following events are considered "Events of Default" under the Indenture which may result in the acceleration of the maturity of the 2014 Notes:

  (1)
  default in the payment when due of any principal of any of the 2014 Notes at maturity, upon redemption or upon exercise of a repurchase right or otherwise;

  (2)
  default in the payment of any interest, including additional interest, if any, on any of the 2014 Notes, when the interest becomes due and payable, and continuance of such default for a period of 30 days;

  (3)
  the Company's failure to deliver cash or cash and shares of Common Stock (including any additional shares deliverable as a result of a conversion in connection with a make-whole fundamental change) when required to be delivered upon the conversion of any 2014 Note;

  (4)
  default in the Company's obligation to provide notice of the occurrence of a fundamental change when required by the Indenture;

  (5)
  the Company's failure to comply with any of its other agreements in the 2014 Notes or the Indenture (other than those referred to in clauses (1) through (4) above) for 60 days after the Company's receipt of written notice to the Company of such default from the trustee or to the

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Convertible Notes (Continued)

    Company and the trustee of such default from holders of not less than 25% in aggregate principal amount of the 2014 Notes then outstanding;

  (6)
  the Company's failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by the Company or any of its subsidiaries in excess of $30,000,000 principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, by the end of a period of ten days after written notice to the Company by the trustee or to the Company and the trustee by the holders of at least 25% in aggregate principal amount of the 2014 Notes then outstanding; and

  (7)
  certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its material subsidiaries (as defined in the Indenture).

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

        Zero Coupon Convertible Senior Notes due 2010.    On February 1, 2005, the Company issued $300.0 million aggregate principal amount of zero coupon convertible senior notes due February 1, 2010 (the "2010 Notes") to Credit Suisse First Boston LLC and Deutsche Bank Securities as initial purchasers who then sold the 2010 Notes to institutional investors.

        The 2010 Notes were unsecured senior obligations, ranking equally in right of payment with all of Rambus' existing and future unsecured senior indebtedness, and senior in right of payment to any future indebtedness that is expressly subordinated to the 2010 Notes.

        The 2010 Notes were convertible at any time prior to the close of business on the maturity date into, in respect of each $1,000 principal of the 2010 Notes:

  •
  cash in an amount equal to the lesser of

  (1)
  the principal amount of each note to be converted and

  (2)
  the "conversion value," which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price, as defined.

  •
  if the conversion value is greater than the principal amount of each note, a number of shares of Rambus Common Stock (the "net shares") equal to the sum of the daily share amounts, calculated as defined. However, in lieu of delivering net shares, Rambus, at its option, may deliver cash, or a combination of cash and shares of its Common Stock, with a value equal to the net shares amount.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Convertible Notes (Continued)

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

        Additional paid-in capital at December 31, 2011 and December 31, 2010 includes $63.9 million related to the equity component of the 2014 Notes.

        As of December 31, 2011, none of the conversion conditions were met related to the 2014 Notes. Therefore, the classification of the entire equity component for the 2014 Notes in permanent equity is appropriate as of December 31, 2011.

        Interest expense related to the notes for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
2014 Notes coupon interest at a rate of 5%	$8,625	$8,625	$4,326
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	12,622	10,116	5,626
2010 Notes amortization of discount at an effective interest rate of 8.4%	—	958	10,998

Total interest expense on convertible notes	$21,247	$19,699	$20,950

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

16. Litigation and Asserted Claims

  Hynix Litigation

  U.S District Court of the Northern District of California

        On August 29, 2000, Hynix (formerly Hyundai) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. The complaint, as amended and narrowed through motion practice, asserts claims for fraud, violations of federal antitrust laws and deceptive practices in connection with Rambus' participation in a standards setting organization called JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by Hynix, compensatory and punitive damages, and attorneys' fees. Rambus denied Hynix's claims and filed counterclaims for patent infringement against Hynix.

        The case was divided into three phases. In the first phase, Hynix tried its unclean hands defense beginning on October 17, 2005 and concluding on November 1, 2005. In its January 4, 2006 Findings of

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

Fact and Conclusions of Law, the court held that Hynix's unclean hands defense failed. Among other things, the court found that Rambus did not adopt its document retention policy in bad faith, did not engage in unlawful spoliation of evidence, and that while Rambus disposed of some relevant documents pursuant to its document retention policy, Hynix was not prejudiced by the destruction of Rambus documents. On January 19, 2009, Hynix filed a motion for reconsideration of the court's unclean hands order and for summary judgment on the ground that the decision by the Delaware court in the pending Micron-Rambus litigation (described below) should be given preclusive effect. In its motion Hynix requested alternatively that the court's unclean hands order be certified for appeal and that the remainder of the case be stayed. Rambus filed an opposition to Hynix's motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court denied Hynix's motions and restated its conclusions that Rambus had not anticipated litigation until late 1999 and that Hynix had not demonstrated any prejudice from any alleged destruction of evidence.

        The second phase of the Hynix-Rambus trial—on patent infringement, validity and damages—began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. Specifically, the jury found that each of the ten selected patent claims was supported by the written description, and was not anticipated or rendered obvious by prior art; therefore, none of the patent claims was invalid. The jury also found that Hynix infringed all eight of the patent claims for which the jury was asked to determine infringement; the court had previously determined on summary judgment that Hynix infringed the other two claims at issue in the trial. On July 14, 2006, the court granted Hynix's motion for a new trial on the issue of damages unless Rambus agreed to a reduction of the total jury award to approximately $134 million. The court found that the record supported a maximum royalty rate of 1% for SDR SDRAM and 4.25% for DDR SDRAM, which the court applied to the stipulated U.S. sales of infringing Hynix products through December 31, 2005. On July 27, 2006, Rambus elected remittitur of the jury's award to approximately $134 million. On August 30, 2006, the court awarded Rambus prejudgment interest for the period June 23, 2000 through December 31, 2005. Hynix filed a motion on July 7, 2008 to reduce the amount of remitted damages and any supplemental damages that the court may award, as well as to limit the products that could be affected by any injunction that the court may grant, on the grounds of patent exhaustion. Following a hearing on August 29, 2008, the court denied Hynix's motion. In separate orders issued December 2, 2008, January 16, 2009, and January 27, 2009, the court denied Hynix's post-trial motions for judgment as a matter of law and new trial on infringement and validity.

        On June 24, 2008, the court heard oral argument on Rambus' motion to supplement the damages award and for equitable relief related to Hynix's infringement of Rambus patents. On February 23, 2009, the court issued an order (1) granting Rambus' motion for supplemental damages and prejudgment interest for the period after December 31, 2005, at the same rates ordered for the prior period; (2) denying Rambus' motion for an injunction; and (3) ordering the parties to begin negotiations regarding the terms of a compulsory license regarding Hynix's continued manufacture, use, and sale of infringing devices.

        The third phase of the Hynix-Rambus trial involved Hynix's affirmative JEDEC-related antitrust and fraud allegations against Rambus. On April 24, 2007, the court ordered a coordinated trial of certain common JEDEC-related claims alleged by the manufacturer parties (i.e., Hynix, Micron, Nanya and Samsung) and defenses asserted by Rambus in Hynix v Rambus, Case No. C 00-20905 RMW, and

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

three other cases then pending before the same court (Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW, each described in further detail below). On December 14, 2007, the court excused Samsung from the coordinated trial based on Samsung's agreement to certain conditions, including trial of its claims against Rambus by the court within six months following the conclusion of the coordinated trial. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya's motions for new trial.

        On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya's equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury's finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; (6) Rambus's conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus's conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus's patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus's conduct.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

        On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows: approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest (with post-judgment interest to accrue at the statutory rate). The judgment ordered Hynix to pay Rambus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% for DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. On May 14, 2009, the court granted in part Hynix's motion under Rule 62 seeking relief from the requirement that it post a full supersedeas bond and ordered that execution of the judgment be stayed on the condition that, within 45 days, Hynix post a supersedeas bond in the amount of $250 million and provide Rambus with documentation establishing a lien in Rambus's favor on property owned by Hynix in Korea in the amount of the judgment not covered by the supersedeas bond. The court also ordered that Hynix pay the ongoing royalties set forth in the final judgment into an escrow account. Hynix posted the $250 million supersedeas bond on June 26, 2009. On September 17, 2010, the court granted Rambus's motion for reconsideration of the portion of its order allowing Hynix to establish a lien in lieu of posting a bond for a portion of the judgment. On October 18, 2010, Hynix posted a bond in the full amount of the judgment plus accrued post-judgment interest in the total amount of $401.2 million. Hynix has deposited amounts into the escrow account pursuant to the court's order regarding ongoing royalties. The escrowed funds will be released only upon agreement of the parties or further court order in accordance with the terms and conditions set forth in the escrow arrangement. On March 8, 2010, the court awarded costs to Rambus in the amount of approximately $0.76 million. That amount plus accrued interest has been deposited by Hynix into the same escrow account into which ongoing royalties have been deposited.

        On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. On August 31, 2009, Hynix filed its opening brief. On December 7, 2009, Rambus filed its answering and opening cross-appeal brief. Hynix's reply and answering brief was filed February 16, 2010, and Rambus's reply was filed February 23, 2010. Oral argument was coordinated with the appeal in the Micron Delaware case (discussed below) and held on April 5, 2010. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. On May 13, 2011, the Federal Circuit issued its opinion (1) concluding that the district court erred in applying too narrow a standard of reasonable foreseeability and vacating the district court's findings of fact and conclusions of law regarding spoliation; (2) affirming the district court's decisions on waiver and estoppel; (3) affirming the district court's claim construction order; (4) affirming the district court's order denying Hynix's motion for judgment as a matter of law or for a new trial on the basis of written description; (5) affirming the district court's order denying Hynix's motion for a new trial on the basis of obviousness; and (6) affirming the district court's grant of Hynix's motion for summary judgment for the claims at issue in Rambus's cross-appeal. The Federal Circuit vacated the district court's final judgment and remanded the case to the district court for further proceedings consistent with the Federal Circuit's opinions in the Micron and Hynix cases. On June 27, 2011, Rambus filed a petition requesting that the Federal Circuit rehear the Hynix appeal if the Federal Circuit accepts the petition for rehearing Rambus filed in the Micron case. On June 27, 2011, Hynix filed a petition for rehearing and rehearing en banc with respect to the issues of equitable estoppel, implied waiver, and claim construction. On July 29, 2011, the Federal Circuit denied the parties' petitions. On October 27, 2011, Hynix filed a petition seeking review of the Federal Circuit decision by the United States Supreme Court. On February 21, 2012, the United States Supreme Court denied Hynix's petition.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

        On remand, the parties filed briefs on issues related to unclean hands, costs awarded to Hynix by the Federal Circuit, the bond Hynix posted in the amount of the now-vacated judgment, and the escrowed funds. A hearing on these issues was held on December 16, 2011. In an order dated January 11, 2012, the court released Hynix's obligation to maintain a supersedeas bond, denied Hynix's request to lift Hynix's obligations with respect to escrowed funds, and taxed costs against Rambus for fees Hynix incurred with respect to filing, transcripts, and bond premiums (but not other security expenses related to acquiring the bond). The exact amount of the costs taxed against Rambus will not be known until Hynix files a supplement to its costs bill indicating the final amount of the bond premiums, but Rambus has taken an accrual of $8.3 million. No decision on unclean hands has issued to date.

  Micron Litigation

  U.S District Court in Delaware: Case No. 00-792-SLR

        On August 28, 2000, Micron filed suit against Rambus in the U.S. District Court for Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus' participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys' fees, a declaratory judgment that eight Rambus patents are invalid and not infringed, and the award to Micron of a royalty-free license to the Rambus patents. Rambus has filed an answer and counterclaims disputing Micron's claims and asserting infringement by Micron of 12 U.S. patents.

        This case has been divided into three phases in the same general order as in the Hynix 00-20905 action: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. A bench trial on Micron's unclean hands defense began on November 8, 2007 and concluded on November 15, 2007. The court ordered post-trial briefing on the issue of when Rambus became obligated to preserve documents because it anticipated litigation. A hearing on that issue was held on May 20, 2008. The court ordered further post-trial briefing on the remaining issues from the unclean hands trial, and a hearing on those issues was held on September 19, 2008.

        On January 9, 2009, the court issued an opinion in which it determined that Rambus had engaged in spoliation of evidence by failing to suspend general implementation of a document retention policy after the point at which the court determined that Rambus should have known litigation was reasonably foreseeable. The court issued an accompanying order declaring the 12 patents in suit unenforceable against Micron (the "Delaware Order"). On February 9, 2009, the court stayed all other proceedings pending appeal of the Delaware Order. On February 10, 2009, judgment was entered against Rambus and in favor of Micron on Rambus' patent infringement claims and Micron's corresponding claims for declaratory relief. On March 11, 2009, Rambus filed its notice of appeal. Rambus filed its opening brief on July 2, 2009. On August 28, 2009, Micron filed its answering brief. On October 14, 2009, Rambus filed its reply brief. Oral argument was coordinated with the appeal in the Hynix case (discussed above) and held on April 5, 2010. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. On May 13, 2011, the Federal Circuit issued its opinion affirming the district court's determination that Rambus spoliated documents, vacating the district court's dismissal sanction (including the district court's determination of bad faith and prejudice), and remanding the case to the district court for further consideration consistent with its opinion. On June 27, 2011, Rambus filed a

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

petition for rehearing and rehearing en banc with respect to the issues of spoliation, bad faith, and prejudice. On July 29, 2011, the Federal Circuit denied Rambus's petition.

        On remand, the parties filed simultaneous briefs on November 9 and December 21, 2011, on the unclean hands-related issues of bad faith, prejudice, and sanction. A hearing on these issues was held on January 26, 2012. No decision has issued to date.

  U.S. District Court of the Northern District of California

        On January 13, 2006, Rambus filed suit against Micron in the U.S. District Court for the Northern District of California. Rambus alleges that 14 Rambus patents are infringed by Micron's DDR2, DDR3, GDDR3, and other advanced memory products. Rambus seeks compensatory and punitive damages, attorneys' fees, and injunctive relief. Micron has denied Rambus' allegations and is alleging counterclaims for violations of federal antitrust laws, unfair trade practices, equitable estoppel, fraud and negligent misrepresentation in connection with Rambus' participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, injunctive relief, compensatory and punitive damages, attorneys' fees, and a declaratory judgment of invalidity, unenforceability, and noninfringement of the 14 patents in suit.

        As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half-truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya's motions for new trial.

        On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya's equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury's finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written JEDEC disclosure policies did not

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC; (6) Rambus's conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus's conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus's patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus's conduct.

        In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties' cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied Hynix, Micron, Nanya, and Samsung's (collectively, the "Manufacturers") motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers' motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court's direction, Rambus elected to proceed to trial on 12 patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under the Ware patents in suit (U.S. Patent Nos. 6,493,789 and 6,496,897), and each party's claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus' motion for summary judgment of direct infringement with respect to claim 16 of Rambus' U.S. Patent No. 6,266,285 by the Manufacturers' DDR2, DDR3, gDDR2, GDDR3, GDDR4 memory chip products (except for Nanya's DDR3 memory chip products). In the same order, the court denied the remainder of Rambus' motion for summary judgment of infringement.

        On January 19, 2009, Micron filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition to Micron's motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus' appeal of the Delaware Order.

  European Patent Infringement Cases

        In 2001, Rambus filed suit against Micron in Mannheim, Germany, for infringement of European patent, EP 1 022 642. That suit has not been active. Two proceedings in Italy remain ongoing relating to Rambus's claim that Micron is infringing European patent, EP 1 004 956, and Micron's purported claim resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

  DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation ("DDR2")

  U.S District Court in the Northern District of California

        On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court for the Northern District of California court against Hynix, Infineon, Nanya, and Inotera. Infineon and Inotera were subsequently dismissed from this litigation as was Samsung which had been added as a defendant. Rambus alleges that certain of its patents are infringed by certain of the defendants' SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 and other advanced memory products. Hynix and Nanya have denied Rambus' claims and asserted counterclaims against Rambus for, among other things, violations of federal antitrust laws, unfair trade practices, equitable estoppel, and fraud in connection with Rambus' participation in JEDEC.

        As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 00-20905 RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 05-02298 RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 05-00334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 06-00244 RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. Specifically, the jury found that Hynix, Micron, and Nanya failed to meet their burden of proving that: (1) Rambus engaged in anticompetitive conduct; (2) Rambus made important representations that it did not have any intellectual property pertaining to the work of JEDEC and intended or reasonably expected that the representations would be heard by or repeated to others including Hynix, Micron or Nanya; (3) Rambus uttered deceptive half- truths about its intellectual property coverage or potential coverage of products compliant with synchronous DRAM standards then being considered by JEDEC by disclosing some facts but failing to disclose other important facts; or (4) JEDEC members shared a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard. Hynix, Micron, and Nanya filed motions for a new trial and for judgment on certain of their equitable claims and defenses. A hearing on those motions was held on May 1, 2008. A further hearing on the equitable claims and defenses was held on May 27, 2008. On July 24, 2008, the court issued an order denying Hynix, Micron, and Nanya's motions for new trial.

        On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya's equitable claims and defenses that had been tried during the coordinated trial. The court concluded (among other things) that (1) Rambus did not have an obligation to disclose pending or anticipated patent applications and had sound reasons for not doing so; (2) the evidence supported the jury's finding that JEDEC members did not share a clearly defined expectation that members would disclose relevant knowledge they had about patent applications or the intent to file patent applications on technology being considered for adoption as a JEDEC standard; (3) the written JEDEC disclosure policies did not clearly require members to disclose information about patent applications and the intent to file patent applications in the future; (4) there was no clearly understood or legally enforceable agreement of JEDEC members to disclose information about patent applications or the intent to seek patents relevant to standards being discussed at JEDEC; (5) during the time Rambus attended JEDEC meetings, Rambus did not have any patent application pending that covered a JEDEC standard, and none of the patents in suit was applied for until well after Rambus resigned from JEDEC;

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

(6) Rambus's conduct at JEDEC did not constitute an estoppel or waiver of its rights to enforce its patents; (7) Hynix, Micron, and Nanya failed to carry their burden to prove their asserted waiver and estoppel defenses not directly based on Rambus's conduct at JEDEC; (8) the evidence did not support a finding of any material misrepresentation, half truths or fraudulent concealment by Rambus related to JEDEC upon which Nanya relied; (9) the manufacturers failed to establish that Rambus violated unfair competition law by its conduct before JEDEC; (10) the evidence related to Rambus's patent prosecution did not establish that Rambus unduly delayed in prosecuting the claims in suit; (11) Rambus did not unreasonably delay bringing its patent infringement claims; and (12) there is no basis for any unclean hands defense or unenforceability claim arising from Rambus's conduct.

        In these cases (except for the Hynix 00-20905 action), a hearing on claim construction and the parties' cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers' motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers' motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court's direction, Rambus elected to proceed to trial on 12 patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under U.S. Patent Nos. 6,493,789 and 6,496,897, and each party's claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus's motion for summary judgment of direct infringement with respect to claim 16 of Rambus's U.S. Patent No. 6,266,285 by the Manufacturers' DDR2, DDR3, gDDR2, GDDR3, GDDR4 memory chip products (except for Nanya's DDR3 memory chip products). In the same order, the court denied the remainder of Rambus's motion for summary judgment of infringement.

        On January 19, 2009, Nanya and Hynix filed motions for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed opposition briefs to these motions on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus' appeal of the Delaware Order.

  European Commission Competition Directorate-General

        On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the "European Commission") that it had received complaints from Infineon and Hynix. Rambus answered the ensuing requests for information prompted by those complaints on June 16, 2003. Rambus obtained a copy of Infineon's complaint to the European Commission in late July 2003, and on October 8, 2003, at the request of the European Commission, filed its response. The European Commission sent Rambus a further request for information on December 22, 2006, which Rambus answered on January 26, 2007. On August 1, 2007, Rambus received a statement of objections from the European Commission. The statement of objections alleges that through Rambus' participation in the JEDEC standards setting organization and subsequent conduct, Rambus violated European Union competition law. Rambus filed a response to the statement of objections on October 31, 2007, and a hearing was held on December 4 and 5, 2007.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

        On December 9, 2009, the European Commission announced that it has reached a final settlement with Rambus to resolve the pending case. Under the terms of the settlement, the Commission made no finding of liability, and no fine will be assessed against Rambus. Rambus commits to offer licenses with maximum royalty rates for certain memory types and memory controllers on a forward-going basis (the "Commitment"). The Commitment is expressly made without any admission by Rambus of the allegations asserted against it. The Commitment also does not resolve any existing claims of infringement prior to the signing of any license with a prospective licensee, nor does it release or excuse any of the prospective licensees from damages or royalty obligations through the date of signing a license. Rambus offers licenses with maximum royalty rates for five-year worldwide licenses of 1.5% for DDR2, DDR3, GDDR3 and GDDR4 SDRAM memory types. Qualified licensees will enjoy a royalty holiday for SDR and DDR DRAM devices, subject to compliance with the terms of the license. In addition, Rambus offers licenses with maximum royalty rates for five-year worldwide licenses of 1.5% per unit for SDR memory controllers through April 2010, dropping to 1.0% thereafter, and royalty rates of 2.65% per unit for DDR, DDR2, DDR3, GDDR3 and GDDR4 memory controllers through April 2010, then dropping to 2.0%. The Commitment to license at the above rates remains valid for a period of five years from December 9, 2009. All royalty rates are applicable to future shipments only and do not affect liability, if any, for damages or royalties that accrued up to the time of the license grant.

        On March 25, 2010, Hynix filed appeals with the General Court of the European Union purporting to challenge the settlement and the European Commission's rejection of Hynix's complaint. No decision has issued to date on Hynix's appeal.

  Superior Court of California for the County of San Francisco

        On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court (the "San Francisco court") seeking damages for conspiring to fix prices (California Bus. & Prof. Code §§ 16720 et seq.), conspiring to monopolize under the Cartwright Act (California Bus. & Prof. Code §§ 16720 et seq.), intentional interference with prospective economic advantage, and unfair competition (California Bus. & Prof. Code §§ 17200 et seq.). This lawsuit alleges that there were concerted efforts beginning in the 1990s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus' RDRAM product. Subsequently, Infineon and Siemens were dismissed from this action (as a result of a settlement with Infineon) and three Samsung-related entities were added as defendants and later dismissed (as a result of a settlement with Samsung).

        A jury trial against Micron and Hynix began on June 20, 2011. On September 21, 2011, the jury began deliberations. On November 16, 2011, the jury returned a verdict in favor of Hynix and Micron and against Rambus by a tally of 9-3. Judgment was entered by the Court on February 15, 2012. Rambus' notice of appeal is not due until April 16, 2012.

        On February 15, 2012, Micron and Hynix filed memoranda of costs seeking to recover approximately $1.6 million and $3.0 million, respectively, in alleged costs from Rambus. Rambus' opposition is due April 2, 2012.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

  Stock Option Investigation Related Claims

        On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues.

        On May 31, 2006, the first of three shareholder derivative actions was filed in the U.S. District Court for the Northern District of California against Rambus (as a nominal defendant) and certain current and former executives and board members. These actions were consolidated for all purposes under the caption, In re Rambus Inc. Derivative Litigation, Master File No. C-06-3513-JF (N.D. Cal.), and Howard Chu and Gaetano Ruggieri were appointed lead plaintiffs. The consolidated complaint, as amended, alleged violations of certain federal and state securities laws as well as other state law causes of action. The complaint sought disgorgement and damages in an unspecified amount, unspecified equitable relief, and attorneys' fees and costs.

        On August 30, 2007, another shareholder derivative action was filed in the U.S. District Court for the Southern District of New York against Rambus (as a nominal defendant) and PricewaterhouseCoopers LLP (Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD)). On November 21, 2007, the New York court granted PricewaterhouseCoopers LLP's motion to transfer the action to the Northern District of California.

        On October 18, 2006, the Board of Directors formed a Special Litigation Committee (the "SLC") to evaluate potential claims or other actions arising from the stock option granting activities. The Board of Directors appointed J. Thomas Bentley, Chairman of the Audit Committee, and Abraham Sofaer, a retired federal judge and Chairman of the Legal Affairs Committee, both of whom joined the Rambus Board of Directors in 2005, to comprise the SLC.

        On August 24, 2007, the final written report setting forth the findings of the SLC was filed with the court. As set forth in its report, the SLC determined that all claims should be terminated and dismissed against the named defendants in In re Rambus Inc. Derivative Litigation with the exception of claims against named defendant Ed Larsen, who served as Vice President, Human Resources from September 1996 until December 1999, and then Senior Vice President, Administration until July 2004. The SLC entered into settlement agreements with certain former officers of Rambus. The aggregate value of the settlements to Rambus exceeds $5.3 million in cash as well as substantial additional value to Rambus relating to the relinquishment of claims to over 2.7 million stock options. On October 5, 2007, Rambus filed a motion to terminate in accordance with the SLC's recommendations. Subsequently, the parties settled In re Rambus Inc. Derivative Litigation and Francl v. PricewaterhouseCoopers LLP et al., No. 07-Civ. 7650 (GBD). The settlement provided for a payment by Rambus of $2.0 million and dismissal with prejudice of all claims against all defendants, with the exception of claims against Ed Larsen (which have now also been settled), in these actions. The $2.0 million was accrued for during the quarter ended June 30, 2008 within accrued litigation expenses and paid in January 2009. A final approval hearing was held on January 16, 2009, and an order of final approval was entered on January 20, 2009.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

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

        On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-07-01238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. Following several rounds of motions to dismiss, on April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs' claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. Rambus' motion to dismiss the amended complaint was heard on September 12, 2008. On December 9, 2008, the court granted Rambus' motion and entered judgment in favor of Rambus. Plaintiffs filed a notice of appeal on December 15, 2008. Plaintiffs' filed their opening brief on April 13, 2009. Rambus opposed on May 29, 2009, and plaintiffs filed a reply brief on June 12, 2009. On June 16, 2010, the United States Court of Appeals for the Ninth Circuit issued a decision affirming the judgment in favor of Rambus.

        On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 31, 2010, the plaintiffs filed a second amended complaint. On December 2, 2010, Rambus filed a demurrer to plaintiffs' second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things. On May 12, 2011, the court sustained Rambus' demurrer without leave to amend. Judgment in favor of Rambus was entered on June 15, 2011. On August 10, 2011, plaintiffs filed a notice of appeal.

        On August 25, 2008, an amended complaint was filed by certain individuals and entities in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Steele et al. v. Rambus Inc. et al., Case No. 1-08-CV-113682). The amended complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation. On October 10, 2008, Rambus filed a demurrer to the amended complaint. A hearing was held on January 9, 2009. On January 12, 2009, the court sustained Rambus' demurrer without prejudice. Plaintiffs filed a second amended complaint on February 13, 2009, containing the same causes of action as the previous complaint. On March 17, 2009, Rambus filed a demurrer to the second amended complaint. A hearing was held on May 22, 2009. On

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

May 26, 2009, the court sustained in part and overruled in part Rambus's demurrer. On June 5, 2009, Rambus filed an answer denying plaintiffs' remaining allegations. On December 20, 2011, Rambus agreed to settle the claims against it and the individual defendants for $10.85 million.

  NVIDIA Litigation

  U.S District Court in the Northern District of California

        On July 10, 2008, Rambus filed suit against NVIDIA Corporation ("NVIDIA") in the U.S. District Court for the Northern District of California alleging that NVIDIA's products with memory controllers for SDR, DDR, DDRx, GDDR, and GDDRy (where DDRx and GDDRy includes at least DDR2, DDR3 and GDDR3) technologies infringe 17 patents. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against NVIDIA under two of the patents in suit—U.S. Patent Nos. 6,493,789 and 6,496,897. On August 1, 2011, NVIDIA filed an answer denying Rambus's claims and counterclaims alleging violations of federal antitrust laws, breach of contract, promissory estoppel, and deceptive practices in connection with Rambus' participation in JEDEC and alleged spoliation of evidence. NVIDIA seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by NVIDIA, compensatory and other damages, injunctive relief, and attorneys' fees. On December 1, 2010, Rambus filed suit against NVIDIA in the U.S. District Court for the Northern District of California alleging that NVIDIA's products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, infringe six patents from the Dally family of patents which are owned by Massachusetts Institute of Technology and exclusively licensed by Rambus. On January 20, 2011, NVIDIA filed a motion to stay the case pending resolution of the 2010 ITC investigation (described below). On January 25, 2011, the court granted NVIDIA's motion. On February 7, 2012, Rambus and NVIDIA entered into a settlement agreement pursuant to which the parties agreed to release all claims against each other with respect to all outstanding litigation between them, including these district court cases. On February 14, 2012, all pending claims and counterclaims in this action were dismissed.

  International Trade Commission 2008 Investigation

        On November 6, 2008, Rambus filed a complaint with the U. S. International Trade Commission (the "ITC") requesting the commencement of an investigation pertaining to NVIDIA products. The complaint seeks an exclusion order barring the importation, sale for importation, or sale after importation of products that infringe nine Rambus patents from the Ware and Barth families of patents. The accused products include NVIDIA products that incorporate DDR, DDR2, DDR3, LPDDR, GDDR, GDDR2, and GDDR3 memory controllers, including graphics processors, and media and communications processors. The complaint names NVIDIA as a proposed respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States. Additional respondents include: Asustek Computer Inc. and Asus Computer International, BFG Technologies, Biostar Microtech and Biostar Microtech International Corp., Diablotek Inc., EVGA Corp., G.B.T. Inc. and Giga-Byte Technology Co., Hewlett-Packard, MSI Computer Corp. and Micro-Star International Co., Palit Multimedia Inc. and Palit Microsystems Ltd., Pine Technology Holdings, and Sparkle Computer Co.

        On December 4, 2008, the ITC instituted the investigation. A hearing on claim construction was held on March 24, 2009, and a claim construction order issued on June 22, 2009. On June 5, 2009,

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

Rambus moved to withdraw from the investigation four of the asserted patents and certain claims of a fifth asserted patent in order to simplify the investigation, streamline the final hearing, and conserve Commission resources. A final hearing before the administrative law judge was held October 13-20, 2009, and the parties submitted two rounds of post-hearing briefs.

        On January 22, 2010, the administrative law judge issued a final initial determination holding that the importation of the accused NVIDIA products violates section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337 because they infringe seventeen claims of three asserted Barth patents. The administrative law judge held that the accused NVIDIA products literally infringe all asserted claims of each asserted Barth and Ware patent, that they infringe three asserted claims under the doctrine of equivalents, that respondents contribute to and induce infringement of all asserted claims, and that the asserted patents are not unenforceable due to unclean hands or equitable estoppel. The administrative law judge held that the asserted Barth patents are not invalid for anticipation or obviousness and are not obvious for double patenting. The administrative law judge further held that, while the accused products infringed eight claims of the two asserted Ware patents and that those patents are not unenforceable due to inequitable conduct, no violation has occurred because the asserted Ware patents are invalid due to anticipation and obviousness. The administrative law judge recommended that the ITC issue (1) a limited exclusion order prohibiting the unlicensed importation of accused products by any respondent; and (2) a cease and desist order prohibiting domestic respondents from engaging in certain activities in the United States with respect to the accused products. On February 12, 2010, the parties' filed petitions asking the full Commission to review certain aspects of the final initial determination.

        On March 25, 2010, the ITC determined to review certain obviousness findings regarding the Barth patents and certain obviousness and anticipation findings regarding the Ware patents. The parties have submitted briefing on these issues and on the issue of remedy and bonding. On May 24, 2010, the ITC extended the target date for completion of the investigation by two days to May 26, 2010. On May 26, 2010, the ITC requested further briefing on the impact of the license between Rambus and Samsung on the administrative law judge's findings and conclusions, particularly on the issue of patent exhaustion. On June 7, 2010 and June 15, 2010, the parties filed briefs as requested by the ITC. On June 22, 2010, the ITC requested additional briefing to discuss the relevance and effect with respect to the issue of patent exhaustion of a decision issued on May 27, 2010, by the United States Court of Appeals for the Federal Circuit in a case captioned Fujifilm Corp. v. Benun. On June 25, 2010, the parties filed briefs as requested by the ITC.

        On July 26, 2010, the ITC issued its final determination affirming the administrative law judge's initial determination with certain modifications to provide further analysis of issues related to obviousness. The ITC found that respondents failed to demonstrate that Rambus' patent rights are exhausted with respect to accused products that incorporate Samsung memory. The ITC issued (1) a limited exclusion order prohibiting the unlicensed importation by any respondent of memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents; and (2) a cease and desist order prohibiting respondents with commercially significant inventories of infringing products in the United States from importing, selling, marketing, advertising, distributing, offering for sale, transferring (except for exportation), and soliciting U.S. agents or distributors for, memory controller products and products incorporating a memory controller that infringe one or more of the seventeen claims of three asserted Barth patents, in violation of 19 U.S.C. § 1337. The ITC determined that the amount of the bond to permit importation

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

during the sixty-day Presidential review period was 2.65 percent of the entered value of the subject imports. The ITC denied respondents' request for stay and terminated the investigation. The parties have each filed opening, responsive, and reply appellate briefs with the Federal Circuit. Oral argument was held on October 6, 2011.

        On February 7, 2012, Rambus and NVIDIA entered into a settlement agreement pursuant to which the parties agreed to release all claims against each other with respect to all outstanding litigation between them, including this ITC investigation. On February 10, 2012, the appeals filed by NVIDIA and Rambus were dismissed by the Federal Circuit. On February 13, 2012, Rambus filed a motion to dismiss the Federal Circuit appeal filed by the additional named respondents as moot due to the settlement with NVIDIA. The only party that indicated it would oppose this motion was Hewlett Packard. On February 17, 2012, the ITC filed a response stating that it agreed with Rambus to the extent that Hewlett Packard was seeking an advisory opinion and asked the Federal Circuit to remand the case if Hewlett Packard was disputing the coverage of the license. Hewlett Packard has not yet filed a responsive brief and no decision has issued to date.

  International Trade Commission 2010 Investigation

        On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of, among other things, NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, that Rambus alleges infringe three patents from the Dally family. The complaint names, among others, NVIDIA as a respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Biostar Microtech (U.S.A.) Corp., Biostar Microtech International Corp., Elitegroup Computer Systems, EVGA Corp., Galaxy Microsystems Ltd., G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Jaton Corp., Jaton Technology TPE, Micro-Star International Co., MSI Computer Corp., Palit Microsystems Ltd., Pine Technology Holdings, Ltd., Sparkle Computer Co., Ltd., Zotac International (MCO) Ltd. and Zotac USA Inc. On December 29, 2010, the ITC instituted the investigation. A final hearing before the administrative law judge was held October 12-20, 2011. On February 7, 2012, Rambus and NVIDIA entered into a settlement agreement pursuant to which the parties agreed to release all claims against each other with respect to all outstanding litigation between them, including this ITC investigation. On February 10, 2012 Rambus and NVIDIA filed a joint motion to terminate the investigation as to NVIDIA pursuant to the parties' settlement agreement. To date, the administrative law judge has not ruled on the motion.

  Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation

  International Trade Commission 2010 Investigation

        On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

certain Serial AT Attachment ("SATA") and Serial Attached SCSI ("SAS") interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents. The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those companies' accused products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. As described more fully above, the complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation. On December 29, 2010, the ITC instituted the investigation. On June 20, 2011, the administrative law judge granted a joint motion by Rambus and Freescale to terminate the investigation as to Freescale pursuant to the parties' settlement agreement. A final hearing before the administrative law judge was held October 12-20, 2011. On January 17, 2012, the administrative law judge granted a joint motion by Rambus and Broadcom to terminate the investigation as to Broadcom pursuant to the parties' settlement agreement. The final initial determination is due on or before March 2, 2012, and the target date for the decision of the full Commission is July 2, 2012.

  U.S District Court in the Northern District of California

        On December 1, 2010, Rambus filed complaints against Broadcom, Freescale, LSI, MediaTek and STMicroelectronics in the U.S. District Court for the Northern District of California alleging that 1) products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics infringe patents from the Barth family of patents; 2) those same products and products from those companies that incorporate SDR memory controllers infringe patents from the Farmwald-Horowitz family; and 3) products having certain peripheral interfaces, including PCI Express, DisplayPort, and certain SATA and SAS interfaces, from Broadcom, Freescale, LSI and STMicroelectronics infringe patents from the Dally family of patents. On June 7, 2011, Rambus's complaint against Freescale was dismissed pursuant to the parties' settlement agreement. On January 24, January 26, and March 1, 2011, LSI, Broadcom, and STMicroelectronics filed their respective answers denying Rambus's allegations and asserting counterclaims seeking declarations of non-infringement and invalidity, and unenforceability with respect to at least certain of the patents in suit. Rambus filed answers denying the allegations in LSI's, Broadcom's, and STMicroelectronics' counterclaims on February 14, February 16, and March 22, 2011, respectively. On March 7, 2011, MediaTek filed an answer denying Rambus's allegations. On January 28, 2011, Broadcom, Mediatek, and LSI filed motions to stay their respective actions. On February 4, 2011, STMicroelectronics filed a motion to stay its action. Rambus has opposed entry of any stay as to certain patents not overlapping with patents asserted in the ITC 2010 investigation. On June 13, 2011, the Court granted in part the motions to stay and denied them as to certain patents not overlapping with patents asserted in the ITC 2010 investigation. On December 29, 2011, Rambus's complaint against Broadcom was dismissed pursuant to the parties' settlement agreement. Discovery is ongoing.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation and Asserted Claims (Continued)

  Potential Future Litigation

        In addition to the litigation described above, companies continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters.

        There can be no assurance that any ongoing or future litigation will be successful. Rambus spends substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations—as well as any delay in their resolution—could affect Rambus' ability to license its intellectual property in the future.

        The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. A reasonably possible loss in excess of amounts accrued is not significant to the financial statements.

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

        The Company's financial instruments are measured and recorded at fair value, except for cost method investments and convertible notes. The Company's non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Fair Value of Financial Instruments (Continued)

          Level 3:    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

        The financial assets in Level 3 include a cost investment whose value is determined using inputs that are both unobservable and significant to the fair value measurements.

        The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$127,559	$127,559	$—	$—
Corporate notes, bonds and commercial paper	137,108	—	137,108	—

Total available-for-sale securities	$264,667	$127,559	$137,108	$—

	As of December 31, 2010
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$132,364	$132,364	$—	$—
U.S. government sponsored obligations	266,817	48,604	218,213	—
Corporate notes, bonds and commercial paper	95,724	—	95,724	—

Total available-for-sale securities	$494,905	$180,968	$313,937	$—

        The Company monitors the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company evaluated the fair value of the investment in the non-marketable security as of December 31, 2011 and determined that there were no events that caused a decrease in its fair value below the carrying cost.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Fair Value of Financial Instruments (Continued)

        The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2011
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

	As of December 31, 2010
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2010
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

        In 2011 and 2010, there were no transfers of financial instruments between different categories of fair value.

        The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011			As of December 31, 2010
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$133,493	$170,289	$172,500	$121,500	$224,504

        The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. As discussed in Note 15, "Convertible Notes," as of December 31, 2011, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

        The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance, specific factors relating to the business underlying the investment, reductions in carrying values when applicable and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under "Interest and other income (expense), net" in the consolidated statement of operations. For the year ended December 31, 2011, the Company has not incurred any impairment loss on its investments.

18. Acquisitions

        On May 12, 2011, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Padlock Acquisition Corp., a California corporation and wholly-owned subsidiary of

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Acquisitions (Continued)

the Company ("Merger Sub"), CRI, a California corporation, and the shareholder representative party thereto. On June 3, 2011, the Company completed its acquisition of CRI by acquiring all issued and outstanding common shares of CRI. Pursuant to the terms of the Merger Agreement, on June 3, 2011, Merger Sub merged with and into CRI, with CRI as the surviving corporation and a wholly owned subsidiary. Under the terms of the Merger Agreement, the Company paid approximately $257.2 million which consisted of cash of $168.8 million and approximately 6.4 million shares of the Company's common stock. Of the consideration, $15.0 million in cash and approximately 1.3 million of the Company's common stock were deposited into an escrow account until December 2012, subject to any claims, to fund any indemnification obligations to the Company following the consummation of the merger. In addition, as part of the requirements of the Merger Agreement, on June 7, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 which registers the resale of the shares of common stock received by the former shareholders of CRI. The acquisition of CRI expands the Company's technologies available for licensing with complementary technologies from CRI that include patented innovations and solutions for content protection, network security and anti-counterfeiting. Additionally, CRI is part of the NBG reportable segment.

        As part of the acquisition, the Company agreed to pay $50.0 million to certain CRI employees and contractors in cash or the Company's common stock, at the Company's option, over three years following June 3, 2011 (the "Retention Bonus"). The Retention Bonus will be paid in three installments of approximately $16.7 million on June 3, 2012, June 3, 2013, and June 3, 2014. The Retention Bonus payouts are subject to the condition of employment, and therefore, treated as compensation and expensed as incurred on a graded attribution basis. The portion of the Retention Bonus that is forfeited by employees that have left the Company prior to payout will be accelerated and the forfeited amount will be paid out to a designated charitable organization. The first payment will be made in cash and the following two payments will be made in either cash or shares of the Company's common stock, at the Company's option.

        The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisitions was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price allocation has been finalized. The Company expensed the related transaction costs amounting to approximately $3.9 million. The related transaction costs were recorded in the marketing, general and administrative expenses in the consolidated statements of operations.

        The following table summarizes the consideration paid by the Company (in thousands):

Cash	$168,805
Common Stock (6,380,806 shares at $13.86 per share)	88,438

Total	$257,243

        The 6.4 million shares of common stock issued were valued based on the closing stock price at the date of the acquisition which amounted to $88.4 million. Approximately 161 thousand shares were used to satisfy tax withholding obligations, resulting in the net issuance of $86.1 million of common stock.

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Acquisitions (Continued)

        The purchase price allocation for the business acquired is based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of June 3, 2011 (the acquisition closing date). The purchase price from the business combination was allocated as follows:

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

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Acquisitions (Continued)

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

        The CRI business combination is included in the Company's "All Other" segment. Additionally, the consolidated financial statements include approximately $17.4 million of revenue and approximately $20.2 million of operating losses of CRI from the date of acquisition through December 31, 2011.

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

	Years Ended December 31,
	2011	2010
Revenue	$316,957	$331,923
Net income (loss)	$(70,937)	$109,286
Net income (loss) per share—diluted	$(0.63)	$0.88

        Pro forma earnings for both periods in 2011 and 2010 were adjusted for certain acquisition-related costs.

        2010 Acquisition Activity:    During the year ended December 31, 2010, the Company entered into various business combinations and technology asset acquisitions. These transactions had a total purchase price of $27.7 million. These transactions were completed to acquire patents and technology for general lighting, LCD backlighting, microelectromechanical systems displays, other technology and key employees. Direct acquisition costs of $0.3 million related to the business combinations were expensed as incurred. The allocation of the purchase price for these transactions was acquired intangible assets of $24.4 million, property, plant and equipment of $0.7 million and goodwill of $2.6 million.

        2009 Acquisition Activity:    During the year ended December 31, 2009, the Company entered into a business combination with GLT to acquire technology and a portfolio of advanced lighting and optoelectronics patents, which have applications, among other things, for the consumer electronic systems, automotive lighting systems and general lighting illumination for a total purchase price of $26.0 million in cash. The Company incurred approximately $1.1 million in direct acquisition costs

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Acquisitions (Continued)

which were expensed as incurred. The allocation of the purchase price for these transactions was acquired developed technology of $14.9 million and goodwill of $11.1 million. In addition, the Company purchased patents related to other technologies of approximately $2.5 million.

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

19. Subsequent Event

        On February 3, 2012, the Company completed its acquisition of a privately-held company, Unity Semiconductor Corporation ("Unity"), by acquiring all issued and outstanding common shares of Unity. Pursuant to the merger agreement on February 3, 2012, a merger sub merged with and into Unity as the surviving corporation and a wholly owned subsidiary. Under the terms of the merger agreement, the Company paid approximately $35.0 million in cash, subject to certain adjustments. Of the consideration, approximately $5.3 million in cash was deposited into an escrow account until August 3, 2013, subject to any claims, to fund any indemnification obligations to the Company following the consummation of the merger. The Company acquired Unity's technology and a portfolio of memory semiconductor patents, which have applications, among other things. The Company incurred approximately $0.6 million in direct acquisition costs which were expensed as incurred.

        As part of the acquisition, the Company agreed to pay $5.0 million in retention bonuses to certain Unity employees and contractors. The retention bonus payouts are subject to the condition of employment, and therefore, will be treated as compensation and will be recorded as compensation expenses as incurred.

        The acquisition will be accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities will be recorded as goodwill. Due to the timing of the acquisition, the allocation of the purchase price has not been finalized.

Supplementary Financial Data

RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
	(In thousands, except for per share amounts)
Revenue:
Royalties	$82,583	$96,216	$60,970	$59,235	$90,242	$31,179	$38,192	$160,542
Contract revenue	776	4,047	5,244	3,292	679	564	670	1,322

Total revenue	83,359	100,263	66,214	62,527	90,921	31,743	38,862	161,864

Operating costs and expenses:
Cost of revenue	7,453	7,425	6,058	3,149	1,911	1,368	1,804	1,854
Research and development	35,841	32,318	24,220	23,317	25,028	23,002	22,985	21,691
Marketing, general and administrative	44,715	48,952	37,732	32,732	30,602	27,938	29,408	31,527
Costs of restatement and related legal activities, net	13,484	832	712	1,159	797	1,229	1,638	526
Gain from settlement	—	—	—	(6,200)	(10,300)	(10,300)	(10,300)	(95,900)

Total operating costs and expenses (recoveries)(1)	101,493	89,527	68,722	54,157	48,038	43,237	45,535	(40,302)

Operating income (loss)	(18,134)	10,736	(2,508)	8,370	42,883	(11,494)	(6,673)	202,166
Interest income (expense) and other income, net	(821)	(768)	(777)	(652)	(192)	312	316	425
Interest expense on convertible notes	(5,453)	(5,410)	(5,212)	(5,172)	(4,990)	(4,953)	(3,740)	(6,016)

Interest and other income (expense), net	(6,274)	(6,178)	(5,989)	(5,824)	(5,182)	(4,641)	(3,424)	(5,591)

Income (loss) before income taxes	(24,408)	4,558	(8,497)	2,546	37,701	(16,135)	(10,097)	196,575
Provision for income taxes	4,308	4,080	2,088	6,776	4,617	4,441	2,393	45,676

Net income (loss)	$(28,716)	$478	$(10,585)	$(4,230)	$33,084	$(20,576)	$(12,490)	$150,899

Net income (loss) per share—basic	$(0.26)	$0.00	$(0.10)	$(0.04)	$0.30	$(0.18)	$(0.11)	$1.33

Net income (loss)per share—diluted	$(0.26)	$0.00	$(0.10)	$(0.04)	$0.29	$(0.18)	$(0.11)	$1.28

Shares used in per share calculations—basic	110,171	112,334	109,992	107,613	111,530	111,866	113,321	113,132

Shares used in per share calculations—diluted	110,171	115,552	109,992	107,613	114,461	111,866	113,321	117,463

(1)
Stock-based compensation included in—

Cost of revenue	$76	$90	$286	$123	$27	$17	$29	$100
Research and development	$2,742	$2,775	$2,490	$2,512	$2,423	$2,470	$2,703	$2,569
Marketing, general and administrative	$3,640	$4,354	$4,253	$4,655	$4,870	$4,976	$5,199	$5,165

(a)(2)    Financial Statement Schedule

RAMBUS INC.

FINANCIAL STATEMENT SCHEDULE

        The Financial Statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Utilized	Balance at End of Period
	(in thousands)
Tax Valuation Allowance
Year ended December 31, 2009	$149,195	1,421	316	—	$150,932
Year ended December 31, 2010	$150,932	—	177	(75,696)	$75,413
Year ended December 31, 2011	$75,413	—	65,569	—	$140,982

*
Amounts not charged (credited) to operations are charged (credited) to other comprehensive income or deferred tax assets (liabilities).

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

Date: February 23, 2012

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

Signature	Title	Date

/s/ HAROLD HUGHES Harold Hughes	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2012
/s/ SATISH RISHI Satish Rishi	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012
/s/ J. THOMAS BENTLEY J. Thomas Bentley	Chairman of the Board of Directors	February 23, 2012
/s/ SUNLIN CHOU Sunlin Chou	Director	February 23, 2012

Signature	Title	Date

/s/ P. MICHAEL FARMWALD P. Michael Farmwald	Director	February 23, 2012
/s/ PENELOPE HERSCHER Penelope Herscher	Director	February 23, 2012
/s/ DAVID SHRIGLEY David Shrigley	Director	February 23, 2012
/s/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	February 23, 2012
/s/ ERIC STANG Eric Stang	Director	February 23, 2012

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.2	(2)	Merger Agreement dated as of May 12, 2011, by and among Rambus Inc., Padlock Acquisition Corp., Cryptography Research, Inc. and the shareholder representative.

3.1	(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2	(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3	(5)	Amended and Restated Bylaws of Registrant dated April 29, 2010.

4.1	(6)	Form of Registrant's Common Stock Certificate.

4.5	(7)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of June 29, 2009 (including the form of 5% Convertible Senior Note due 2014 therein).

10.1	(8)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2	(9)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.

10.4	(9)*	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 4, 2007) and related form of agreement.

10.5	(10)*	2006 Equity Incentive Plan (as amended and restated as of April 30, 2009).

10.6	(11)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.

10.7	(12)*	2006 Employee Stock Purchase Plan (as amended and restated as of February 21, 2007).

10.8	(13)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.

10.9	(13)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.

10.11	(14)†	Settlement and License Agreement, dated as of March 21, 2005, by and between Registrant and Infineon Technologies AG.

10.12	(15)†	Amendment No. 1 to Settlement and License Agreement, dated as of July 8, 2008, by and between Registrant and Qimonda AG.

10.13	(1)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.

10.14	(16)†	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.

10.15	(16)†	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.

10.16	(16)†	Stock Purchase Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.

Exhibit Number		Description of Document
10.17		First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.

12.1	(17)	Computation of ratio of earnings to fixed charges.
21.1		Subsidiaries of Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included in signature page).

31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	±	XBRL Instance Document

101.SCH	±	XBRL Taxonomy Extension Schema Document

101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document

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

(2)
Incorporated by reference to the Form 10-Q filed on August 5, 2011.

(3)
Incorporated by reference to the Form 10-K filed on December 15, 1997.

(4)
Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(5)
Incorporated by reference to the Form 10-Q filed on July 30, 2010.

(6)
Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(7)
Incorporated by reference to the Form 8-K filed on June 29, 2009.

(8)
Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(9)
Incorporated by reference to the Form 10-K filed on September 14, 2007.

(10)
Incorporated by reference to the Form 8-K filed on May 4, 2009.

(11)
Incorporated by reference to the Form 8-K filed on May 16, 2006.

(12)
Incorporated by reference to the Form 10-Q for the period ended June 30, 2006 filed on September 14, 2007.

(13)
Incorporated by reference to the Form 10-Q filed on April 30, 2003.

(14)
Incorporated by reference to the Form 10-Q filed on April 29, 2005. Assigned to Qimonda in October 2006 in connection with Infineon's spin-off of Qimonda.

(15)
Incorporated by reference to the Form 10-Q filed on October 31, 2008.

(16)
Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(17)
Incorporated by reference to the Form S-3 filed on June 22, 2009.