Form 10-Q
period 2012-03-31
RAMBUS INC
filed 2012-04-30
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 110,409,906 as of March 31, 2012.

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

•             Litigation expenses;

•             Protection of intellectual property;

•             Terms of our licenses and amounts owed under licensing agreements;

•             Indemnification and technical support obligations;

•             Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders; and

•             Likelihood of paying dividends or repurchasing securities.

You can identify these and other forward-looking statements by the use of words such as “may,” “future,” “shall,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “projecting” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors.” All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$188,548	$162,244
Marketable securities	43,970	127,212
Accounts receivable	728	1,026
Prepaids and other current assets	7,010	8,096
Deferred taxes	2,798	2,798
Total current assets	243,054	301,376
Intangible assets, net	194,895	181,955
Goodwill	138,669	115,148
Property, plant and equipment, net	81,928	81,105
Deferred taxes, long term	7,531	7,531
Other assets	7,609	6,539
Total assets	$673,686	$693,654
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,615	$16,567
Accrued salaries and benefits	26,830	31,763
Accrued litigation expenses	10,808	10,502
Other accrued liabilities	15,173	6,479
Total current liabilities	59,426	65,311
Convertible notes, long-term	136,845	133,493
Long-term imputed financing obligation	44,285	43,793
Long-term income taxes payable	9,343	9,946
Other long-term liabilities	15,374	11,317
Total liabilities	265,273	263,860

Commitments and contingencies (Notes 7 and 13)

Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at March 31, 2012 and December 31, 2011	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 110,409,906 shares at March 31, 2012 and 110,267,145 shares at December 31, 2011	110	110
Additional paid in capital	1,056,131	1,049,716
Accumulated deficit	(647,533)	(619,643)
Accumulated other comprehensive loss	(295)	(389)
Total stockholders’ equity	408,413	429,794
Total liabilities and stockholders’ equity	$673,686	$693,654

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per
	share amounts)
Revenue:
Royalties	$62,043	$59,235
Contract revenue	820	3,292
Total revenue	62,863	62,527
Operating costs and expenses:
Cost of revenue*	7,163	3,149
Research and development*	38,394	23,317
Marketing, general and administrative*	34,834	32,732
Costs of restatement and related legal activities	30	1,159
Gain from settlement	—	(6,200)
Total operating costs and expenses	80,421	54,157
Operating income (loss)	(17,558)	8,370
Interest income and other income (expense), net	98	164
Interest expense	(6,580)	(5,988)
Interest and other income (expense), net	(6,482)	(5,824)
Income (loss) before income taxes	(24,040)	2,546
Provision for income taxes	3,850	6,776
Net loss	$(27,890)	$(4,230)
Net loss per share:
Basic	$(0.25)	$(0.04)
Diluted	$(0.25)	$(0.04)
Weighted average shares used in per share calculation:
Basic	110,358	107,613
Diluted	110,358	107,613

* Includes stock-based compensation:
Cost of revenue	$10	$123
Research and development	$2,720	$2,512
Marketing, general and administrative	$3,996	$4,655

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net loss	$(27,890)	$(4,230)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	94	(1)
Total comprehensive loss	$(27,796)	$(4,231)

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,890)	$(4,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,726	7,290
Depreciation	3,099	2,803
Amortization of intangible assets	7,616	1,979
Non-cash interest expense and amortization of convertible debt issuance costs	3,510	3,016
Deferred tax benefit	—	(46)
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable	298	2,211
Prepaids and other assets	4,200	(343)
Accounts payable	(9,565)	4,091
Accrued salaries and benefits and other accrued liabilities	1,502	(24,502)
Accrued litigation expenses	306	684
Income taxes payable	(794)	2,502
Net cash used in operating activities	(10,992)	(4,545)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(42,397)	—
Purchases of property, plant and equipment	(3,043)	(6,478)
Acquisition of intangible assets	(250)	—
Purchases of marketable securities	—	(94,160)
Maturities of marketable securities	82,926	62,820
Net cash provided by (used in) investing activities	37,236	(37,818)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	63	3,263
Principal payments against lease financing obligation	(3)	(417)
Proceeds from landlord for tenant improvements	—	6,739
Payments under installment payment arrangement	—	(250)
Net cash provided by financing activities	60	9,335
Net (decrease) increase in cash and cash equivalents	26,304	(33,028)
Cash and cash equivalents at beginning of period	162,244	215,262
Cash and cash equivalents at end of period	$188,548	$182,234

Non-cash investing activities and financing activities:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$3,893	$2,362
Non-cash obligation for property, plant and equipment	$495	$—
Intangible assets acquired under installment payment arrangement	$1,050	$—
Remaining purchase consideration for acquisition of business	$3,881	$—

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain prior year balances were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income (loss) for any of the periods presented.

2. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures are to be applied retrospectively for all comparative periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In September 2011, the FASB amended its guidance to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment became effective for the Company’s interim period ended March 31, 2012. The Company will apply this guidance in its fourth quarter of fiscal 2012 at the time it performs its annual goodwill test and does not expect that this guidance will materially impact the Company’s financial position or results of operations.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. Generally Accepted Accounting Principles (“GAAP”) with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for the Company’s interim period ended March 31, 2012. The Company adopted this guidance and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Settlement Agreement with Samsung

On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents and has agreed to pay the Company cash amounts equal to approximately $25.0 million per quarter, subject to certain adjustments and conditions related to their DRAM revenue. These payments commenced in the first quarter of 2010 and will conclude in the last quarter of 2014.

The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, the Company is required to determine the fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes-Merton option pricing model and a residual approach (collectively the “Fair Value”). The total gain from settlement related to the settlement with Samsung of $133.0 million was recognized as of the end of the first quarter of 2011, of which $6.2 million was recognized in the first quarter of 2011. The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.

4. Acquisitions

Unity Semiconductor Corporation

On February 3, 2012, the Company completed its acquisition of a privately-held company, Unity Semiconductor Corporation (“Unity”), by acquiring all issued and outstanding shares of capital stock of Unity. Pursuant to the merger agreement on February 3, 2012, a wholly-owned subsidiary of the Company merged with and into Unity, with Unity as the surviving corporation. Under the terms of the merger agreement, the purchase price is $35.0 million subject to certain adjustments, of which the Company has paid approximately $31.3 million in cash and will pay the balance in the second quarter of 2012. Of the purchase price, approximately $5.5 million in cash was deposited into an escrow account until August 3, 2013, subject to any claims, to fund any indemnification obligations to the Company following the consummation of the merger. The Company acquired Unity’s technology and a portfolio of non-volatile solid state memory patents. The solid state memory technology is intended to replace NAND in the growing non-volatile memory market. This memory technology has been designed to accelerate the commercialization of the Terabit generation of non-volatile memories. Devices using this technology are expected to achieve higher density, faster performance, lower manufacturing costs and greater data reliability than NAND Flash.  Unity is part of the Semiconductor Business Group (“SBG”) reportable segment. The Company incurred approximately $0.6 million in direct acquisition costs in connection with the acquisition which were expensed as incurred.

In addition to the purchase consideration, the Company agreed to pay an aggregate of $5.0 million in retention bonuses to certain Unity employees over the next three years. The retention bonus payouts are subject to the condition of employment, and therefore, will be treated as compensation and expensed as incurred on a graded attribution basis.

The purchase price allocation for the business acquired is based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management, which is a level three fair value measurement. The Company performed a valuation of the net assets acquired as of the February 3, 2012 closing date. The purchase price from the business combination was allocated as follows:

Total
(in thousands)
Cash	$182
Property and equipment	51
Other tangible assets	36
Identified intangible assets	19,280
Goodwill	15,451
Total	$35,000

The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of Unity. This goodwill is not expected to be deductible for tax purposes.

The identified intangible assets assumed in the acquisition of Unity were recognized as existing technology based upon their fair values as of the acquisition date. The purchased intangible assets have an estimated average useful life of 10 years from the date of acquisition.

Other Acquisition Activities

In the first quarter of 2012, the Company entered into one additional business combination and a patent acquisition for $12.8 million, which resulted in approximately $8.1 million of goodwill, $3.7 million of intangible assets (weighted average useful life of 6 years) and $1.0 million of other assets and has an additional payment of $1.0 million due in the second quarter of 2012. These acquisitions are part of the “All Other” reportable segment.

The condensed consolidated financial statements include the operating results of these businesses from the date of acquisition. The acquired assets did not generate any revenue during the reported periods. Pro forma results of operations for these business combinations have not been presented because their effects were not significant to the Company’s financial results.

5. Equity Incentive Plans and Stock-Based Compensation

Stock Option Plans

As of March 31, 2012, 359,315 shares of the 14,900,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) and the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) will continue to govern awards previously granted under those plans.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2011	2,812,876
Stock options granted	(1,937,002)
Stock options forfeited	136,993
Stock options expired under former plans	(21,837)
Nonvested equity stock and stock units granted (1)	(635,057)
Nonvested equity stock and stock units forfeited (1)	3,342
Total available for grant as of March 31, 2012	359,315

(1)       For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information

The following table summarizes stock option activity under the 1997 Plan, 1999 Plan and 2006 Plan for the three months ended March 31, 2012 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2012.

	Options Outstanding		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2011	14,587,596	$19.73
Options granted	1,937,002	7.30
Options exercised	(11,467)	4.67
Options forfeited	(136,993)	17.86
Outstanding as of March 31, 2012	16,376,138	18.28	5.77	$497
Vested or expected to vest at March 31, 2012	15,699,805	18.46	5.63	497
Options exercisable at March 31, 2012	10,806,897	20.18	4.23	497

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2012, based on the $6.45 closing stock price of Rambus’ Common Stock on March 30, 2012 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2012 was 250,967 and 250,967, respectively.

Employee Stock Purchase Plan

No purchases were made under the 2006 Employee Stock Purchase Plans (“ESPP”) during the three months ended March 31, 2012 and 2011 respectively. As of March 31, 2012, 313,964 shares under the ESPP remain available for issuance.

Stock-Based Compensation

For the three months ended March 31, 2012 and 2011, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

Stock Options

During the three months ended March 31, 2012 and 2011, Rambus granted 1,937,002 and 1,633,701 stock options, respectively, with an estimated total grant-date fair value of $7.5 million and $17.7 million, respectively. During the three months ended March 31, 2012 and 2011, Rambus recorded stock-based compensation related to stock options of $4.3 million and $5.2 million, respectively.

As of March 31, 2012, there was $38.1 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested as of March 31, 2012 was $148.8 million.

The total intrinsic value of options exercised was $39 thousand and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

During the three months ended March 31, 2012, net proceeds from employee stock option exercises totaled approximately $54 thousand.

Employee Stock Purchase Plan

For the three months ended March 31, 2012 and 2011, the Company recorded compensation expense related to the ESPP of $0.7 million and $0.4 million, respectively. As of March 31, 2012 there was $0.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP. This cost is expected to be recognized over one month.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2012 and 2011 calculated in accordance with accounting for share-based payments.

Valuation Assumptions

The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Three Months Ended March 31,
	2012	2011
Stock Option Plans
Expected stock price volatility	60%	52%
Risk free interest rate	0.7%	2.8%
Expected term (in years)	5.6	6.0
Weighted-average fair value of stock options granted	$3.88	$10.81

No grants were made under the ESPP during the three months ended March 31, 2012 and 2011.

Nonvested Equity Stock and Stock Units

The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2012, the Company granted nonvested equity stock units totaling 423,371 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $3.1 million. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three months ended March 31, 2012 and 2011, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized stock-based compensation expense related to these performance stock units for both periods; the aggregate amounts were not significant.

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense of approximately $1.8 million and $1.7 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $9.5 million at March 31, 2012. This is expected to be recognized over a weighted average of 2.5 years.

The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2012:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	763,510	$18.02
Granted	423,371	7.28
Vested	(181,099)	18.75
Forfeited	(2,228)	7.31
Nonvested at March 31, 2012	1,003,554	13.38

6. Marketable Securities

Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of March 31, 2012, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	March 31, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$172,588	$172,588	$—	$—	0.01%
Corporate notes, bonds and commercial paper	43,970	43,976	1	(7)	0.13%
Total cash equivalents and marketable securities	216,558	216,564	1	(7)
Cash	15,960	15,960	—	—
Total cash, cash equivalents and marketable securities	$232,518	$232,524	$1	$(7)

	As of December 31, 2011
			Gross	Gross	Weighted
		Amortized	Unrealized	Unrealized	Rate of
(Dollars in thousands)	Fair Value	Cost	Gains	Losses	Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%
Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—
Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Cash equivalents	$172,588	$137,455
Short term marketable securities	43,970	127,212
Total cash equivalents and marketable securities	216,558	264,667
Cash	15,960	24,789
Total cash, cash equivalents and marketable securities	$232,518	$289,456

The Company continues to invest in highly rated, highly liquid debt securities. As of March 31, 2012, these securities had a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation and unrealized losses that may be other than temporary. As of March 31, 2012, certain marketable debt securities with a fair value of $39.6 million, which mature within one year, had insignificant unrealized losses. The unrealized loss, net, at March 31, 2012 was insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized loss, net, can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The estimated fair value of cash equivalents and marketable securities classified by date of contractual maturity and the length of time that the securities have been in a continuous unrealized loss, net, position at March 31, 2012 and December 31, 2011 are as follows:

	As of		Unrealized Loss, net
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
	(In thousands)
Less than one year	$216,558	$264,667	$(6)	$(100)

See Note 14, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Commitments and Contingencies

As of March 31, 2012, the Company’s material contractual obligations are (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$59,071	$4,711	$6,827	$6,997	$7,168	$7,348	$26,020
Leases	9,529	2,800	1,562	1,472	1,345	992	1,358
Software licenses (3)	2,747	2,308	359	80	—	—	—
Acquisition retention bonuses (4)	57,390	16,667	19,114	19,113	2,496	—	—
Convertible notes	172,500	—	—	172,500	—	—	—
Interest payments related to convertible notes	21,563	8,625	8,625	4,313	—	—	—
Total	$322,800	$35,111	$36,487	$204,475	$11,009	$8,340	$27,378

(1)

The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.0 million including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.0 million in long-term income taxes payable, as of March 31, 2012. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)

The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2012 which are also presented on the Company’s Condensed Consolidated Balance Sheet under current and other long-term liabilities.

(4)

In connection with recent acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The Cryptography Research, Inc. (“CRI”) retention bonuses payable on June 3, 2013 and 2014 will be paid in cash or stock at the Company’s election.

Rent expense was approximately $0.8 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

Deferred rent of $0.5 million as of March 31, 2012 was included primarily in other long-term liabilities. Deferred rent of $0.5 million as of December 31, 2011 was included primarily in other long-term liabilities.

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

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of March 31, 2012, the Company had made cumulative payments of approximately $31.9 million on their behalf, including $30.0 thousand in the quarter ended March 31, 2012. As of March 31, 2011, the Company had made cumulative payments of approximately $16.9 million on their behalf, including $1.2 million in the quarter ended March 31, 2011. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

8. Stockholders’ Equity

Share Repurchase Program

During the three months ended March 31, 2012, the Company did not repurchase any shares of its Common Stock under its share repurchase program. As of March 31, 2012, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of March 31, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

9. Income Taxes

During the quarter ended March 31, 2012, the Company calculated its interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because the Company is projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification 740, Income Taxes. The Company recorded a provision for income taxes of $3.9 million and $6.8 million for the three months ended March 31, 2012 and 2011, respectively. The provision for income taxes of $3.9 million for the three months ended March 31, 2012 is primarily comprised of withholding taxes and other foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

During the three months ended March 31, 2012, the Company paid withholding taxes of $4.4 million. As the Company continues to maintain a valuation allowance against its U.S. deferred tax assets, the Company’s tax provision is based primarily on the withholding taxes, other foreign taxes and current state taxes.

As of March 31, 2012, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $149.3 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of March 31, 2012, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the three months ended March 31, 2012, the Company did not significantly change its deferred tax assets. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.

The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

As of March 31, 2012, the Company had approximately $16.0 million of unrecognized tax benefits, including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.0 million in long-term income taxes payable. If recognized, approximately $2.2 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2011, the Company had $16.6 million of unrecognized tax benefits, including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.6 million in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision.  At March 31, 2012 and December 31, 2011, an insignificant amount of interest and penalties are included in long-term income taxes payable.

Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is subject to examination by the Internal Revenue Service (“IRS”) for tax years ended 2009 through 2011. The Company is also subject to examination by the State of California for tax years ended 2008 through 2011. In addition, any research and development credit carry forward or net operating loss carry forward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other foreign jurisdictions, including India, for various periods.

The Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported. For the first eight months of 2011, the Company reported approximately 4.8 million shares issued to Samsung as contingently redeemable common stock (“CRCS”) due to the contractual put rights associated with those shares. As such, the Company used the two-class method for reporting earnings per share for 2011.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2012		2011
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic net loss per share:
Numerator:
Allocation of undistributed earnings	$—	$(27,890)	$(188)	$(4,042)
Denominator:
Weighted-average common shares outstanding	—	110,358	4,788	102,825
Basic net loss per share	$—	$(0.25)	$(0.04)	$(0.04)

Diluted net loss per share:
Numerator:
Allocation of undistributed earnings for diluted computation	$—	$(27,890)	$(188)	$(4,042)
Denominator:
Number of shares used in diluted computation	—	110,358	4,788	102,825
Diluted net loss per share	$—	$(0.25)	$(0.04)	$(0.04)

*              CRCS — Contingently Redeemable Common Stock

**           Other CS — Common Stock other than CRCS

For the three months ended March 31, 2012 and 2011, options to purchase approximately 16.1 million and 7.8 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended March 31, 2012 and 2011, an additional 5.4 million and 3.0 million, respectively, potentially dilutive shares have been excluded from the weighted average dilutive shares because there was a net loss for the period.

11.     Business Segments and Major Customers

For the three months ended March 31, 2012, only SBG was considered a reportable segment as it met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining immaterial operating segments were combined and shown under “All Other.”

The Company evaluates the performance of its segments based on segment direct operating income (loss). Segment direct operating income (loss) does not include the allocation of any corporate support functions (including human resources, facilities, legal, finance, information technology, corporate development, general administration, corporate licensing and marketing expenses, advanced technology development, and cost of restatement) to the segments. Additionally, certain expenses are not allocated to the operating segments because they are managed at the corporate level and they are not considered in evaluating the segments’ operating performance. Such unallocated corporate level expenses include stock-based compensation expenses, depreciation and amortization expenses, and certain bonus and acquisition expenses. The “Reconciling Items” category includes these unallocated corporate support function expenses as well as corporate level expenses. The presentation of the three months ended March 31, 2011 segment data has been updated accordingly to conform with the 2012 segment direct operating income (loss) definition.

The table below presents reported segment revenues and reported segment direct operating income (loss).

	For the Three Months Ended March 31, 2012
	SBG	All Other	Total
	(In thousands)
Revenues	$57,088	$5,775	$62,863

Segment direct operating income (loss)	$43,604	$(3,307)	$40,297
Reconciling items			(57,855)
Total operating loss			$(17,558)
Interest and other expense, net			(6,482)
Loss before income taxes			$(24,040)

	For the Three Months Ended March 31, 2011
	SBG	All Other	Total
	(In thousands)
Revenues	$62,376	$151	$62,527

Gain from settlement	$6,200	$—	$6,200

Segment direct operating income (loss)	$56,442	$(3,594)	$52,848
Reconciling items			(44,478)
Total operating income			$8,370
Interest and other expense, net			(5,824)
Income before income taxes			$2,546

The Company’s chief operating decision authority resides with the senior executive management team, which does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

Customers A, C and E accounted for 37%, 13% and 10%, respectively, of revenue in the three months ended March 31, 2012. Customers A, B, C and D accounted for 31%, 14%, 11% and 11%, respectively, of revenue in the three months ended March 31, 2011.

Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
South Korea	$23,247	$19,144
Japan	17,569	29,601
USA	16,189	13,499
Canada	1,979	128
Asia-Other	2,750	148
Europe	1,129	7
Total	$62,863	$62,527

12. Amortizable Intangible Assets and Goodwill

Amortizable Intangible Assets

The components of the Company’s intangible assets as of March 31, 2012 and December 31, 2011 were as follows:

		As of March 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Patents	3 to 10 years	$29,943	$(13,965)	$15,978
Customer contracts and contractual relationships	1 to 10 years	32,650	(9,357)	23,293
Existing technology	3 to 10 years	178,320	(22,913)	155,407
Non-compete agreements	3 years	300	(83)	217
Intellectual property	4 years	10,384	(10,384)	—
Total intangible assets		$251,597	$(56,702)	$194,895

		As of December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Patents	3 to 10 years	$28,643	$(12,997)	$15,646
Customer contracts and contractual relationships	1 to 10 years	33,550	(7,148)	26,402
Existing technology	3 to 7 years	159,350	(19,685)	139,665
Non-compete agreements	3 years	400	(158)	242
Intellectual property	4 years	10,384	(10,384)	—
Total intangible assets		$232,327	$(50,372)	$181,955

Amortization expense for intangible assets for the three months ended March 31, 2012 and 2011 was $7.6 million and $2.0 million, respectively.

During the first quarter of 2012, the Company acquired Unity. As part of the acquisition, the Company acquired existing technology with a fair value of $19.3 million determined as of the acquisition date. Also during the first quarter of 2012, the Company acquired intangible assets which resulted in existing technology with a fair value of $3.7 million, of which $1.0 million will be due in the second quarter of 2012.

The estimated future amortization expense of intangible assets as of March 31, 2012 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2012 (remaining 9 months)	$27,545
2013	34,835
2014	30,694
2015	30,044
2016	29,089
Thereafter	42,688
$194,895

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of the reportable segments for the three months ended March 31, 2012 (in thousands):

	December 31,	Addition to	March 31,
Reportable Segment:	2011	Goodwill (1)	2012
	(In thousands)
SBG	$4,454	$15,451	$19,905
All Other	110,694	8,070	118,764
Total	$115,148	$23,521	$138,669

(1)          The addition to goodwill resulted from two business combinations in the first quarter of 2012. See Note 4, “Acquisitions” for further details.

No goodwill was impaired as of March 31, 2012 and December 31, 2011.

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

The second phase of the Hynix-Rambus trial — on patent infringement, validity and damages — began on March 15, 2006, and was submitted to the jury on April 13, 2006. On April 24, 2006, the jury returned a verdict in favor of Rambus on all issues and awarded Rambus a total of approximately $307 million in damages, excluding prejudgment interest. The damages award was later remitted to approximately $134 million.

The third phase of the Hynix-Rambus case, involving Hynix’s affirmative JEDEC-related antitrust and fraud allegations, was part of a coordinated trial involving Rambus, Hynix, Micron and Nanya.  It began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims submitted to the jury. On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial.

On March 10, 2009, the court entered final judgment against Hynix in the amount of approximately $397 million as follows: approximately $134 million for infringement through December 31, 2005; approximately $215 million for infringement from January 1, 2006 through January 31, 2009; and approximately $48 million in pre-judgment interest (with post-judgment interest to accrue at the statutory rate). The court denied Rambus’s request for an injunction against Hynix but awarded costs to Rambus in the amount of approximately $0.76 million. Pursuant to the judgment, Hynix paid into an escrow account the awarded costs plus royalties on net sales for U.S. infringement after January 31, 2009 and before April 18, 2010 of 1% for SDR SDRAM and 4.25% for DDR DDR2, DDR3, GDDR, GDDR2 and GDDR3 SDRAM memory devices. Hynix posted a bond in the full amount of the judgment plus accrued post-judgment interest.

On April 6, 2009, Hynix filed its notice of appeal. On April 17, 2009, Rambus filed its notice of cross appeal. Oral argument was coordinated with the appeal in the Micron Delaware case (discussed below) and held on April 5, 2010. Oral argument was reheard by an expanded panel of five judges on October 6, 2010. On May 13, 2011, the Federal Circuit issued its opinion (1) concluding that the district court erred in applying too narrow a standard of reasonable foreseeability and vacating the district court’s findings of fact and conclusions of law regarding spoliation; (2) affirming the district court’s decisions on Hynix’s JEDEC-related waiver and estoppel defenses; (3) affirming the district court’s claim construction order; (4) affirming the district court’s order denying Hynix’s motion for judgment as a matter of law or for a new trial on the basis of written description; (5) affirming the district court’s order denying Hynix’s motion for a new trial on the basis of obviousness; and (6) affirming the district court’s grant of Hynix’s motion for summary judgment for the claims at issue in Rambus’s cross-appeal. The Federal Circuit vacated the district court’s final judgment and remanded the case to the district court for further proceedings consistent with the Federal Circuit’s opinions in the Micron and Hynix cases. On July 29, 2011, the Federal Circuit denied the parties’ petitions for rehearing. On February 21, 2012, the United States Supreme Court denied Hynix’s petition seeking review of the Federal Circuit decision.

On remand, the parties filed briefs on issues related to unclean hands, costs awarded to Hynix by the Federal Circuit, the bond Hynix posted in the amount of the now-vacated judgment, and the escrowed funds. A hearing on these issues was held on December

16, 2011. In an order dated January 11, 2012, the court released Hynix’s obligation to maintain a supersedeas bond and denied Hynix’s request to lift Hynix’s obligations with respect to escrowed funds. On March 21, 2012, the court issued an order taxing Rambus approximately $8.1 million for Hynix’s bond premiums, filing fees, and transcript costs. On April 25, 2012, the court issued an order releasing the funds Hynix had paid into the aforementioned escrow account. No decision on unclean hands has issued to date.

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

European Patent Infringement Cases

In 2001, Rambus filed suit against Micron in Mannheim, Germany, for infringement of European patent, EP 1 022 642. That suit has not been active. Two proceedings in Italy remain active.  One relates to Rambus’s claim that Micron is infringing European patent, EP 1 004 956.  The court in this proceeding has found the ‘956 patent valid but not infringed.  The court also dismissed Micron’s claims for unfair competition based on JEDEC as well as abuse of process.  Any appeals are due by December 27, 2012. The second case in Italy involves Micron’s purported claim resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order.  The court in this proceeding dismissed Micron’s claim.  Micron has appealed this decision to the Italian Supreme Court.

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

On December 9, 2009, the European Commission announced that it had reached a final settlement with Rambus to resolve the pending case. Under the terms of the settlement, the Commission made no finding of liability, and no fine will be assessed against Rambus. Rambus commits to offer licenses with maximum royalty rates for certain memory types and memory controllers on a forward-going basis (the “Commitment”). The Commitment is expressly made without any admission by Rambus of the allegations asserted against it. The Commitment also does not resolve any existing claims of infringement prior to the signing of any license with a prospective licensee, nor does it release or excuse any of the prospective licensees from damages or royalty obligations through the date of signing a license. Rambus offers licenses with maximum royalty rates for five-year worldwide licenses of 1.5% for DDR2, DDR3, GDDR3 and GDDR4 SDRAM memory types. Qualified licensees will enjoy a royalty holiday for SDR and DDR DRAM devices, subject to compliance with the terms of the license. In addition, Rambus offers licenses with maximum royalty rates for five-year worldwide licenses of 1.5% per unit for SDR memory controllers through April 2010, dropping to 1.0% thereafter, and royalty rates of 2.65% per unit for DDR, DDR2, DDR3, GDDR3 and GDDR4 memory controllers through April 2010, then dropping to 2.0%. The Commitment to license at the above rates remains valid for a period of five years from December 9, 2009. All royalty rates are applicable to future shipments only and do not affect liability, if any, for damages or royalties that accrued up to the time of the license grant.

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

A jury trial against Micron and Hynix began on June 20, 2011. On September 21, 2011, the jury began deliberations. On November 16, 2011, the jury returned a verdict in favor of Hynix and Micron and against Rambus by a tally of 9-3. Judgment was entered by the Court on February 15, 2012. Rambus filed a notice of appeal on April 3, 2012.

On February 15, 2012, Micron and Hynix filed memoranda of costs seeking to recover approximately $1.6 million and $3.0 million, respectively, in alleged costs from Rambus.  On April 2, 2012, Rambus filed motions to tax approximately $4.1 million of these costs.  Hynix’s and Micron’s oppositions are due on May 2, 2012.  Rambus’s reply is due on May 17, 2012.  A hearing is scheduled for June 8, 2012.

Stock Option Investigation Related Claims

On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues. Several class action, derivative, and private shareholder suits were subsequently filed, all of which (with one exception described below) have been dismissed or settled.

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

On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 31, 2010, the plaintiffs filed a second amended complaint. On December 2, 2010, Rambus filed a demurrer to plaintiffs’ second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things. On May 12, 2011, the court sustained Rambus’ demurrer without leave to amend. Judgment in favor of Rambus was entered on June 15, 2011. On August 10, 2011, plaintiffs filed a notice of appeal.  Briefing is ongoing and no date has been set for oral argument.

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

On February 7, 2012, Rambus and NVIDIA entered into a settlement agreement pursuant to which the parties agreed to release all claims against each other with respect to all outstanding litigation between them, including this ITC investigation. On February 10, 2012, the appeals filed by NVIDIA and Rambus were dismissed by the Federal Circuit. On February 13, 2012, Rambus filed a motion to dismiss the Federal Circuit appeal filed by the additional named respondents as moot due to the settlement with NVIDIA. The only party that indicated it would oppose this motion was Hewlett Packard. On February 17, 2012, the ITC filed a response stating that it agreed with Rambus to the extent that Hewlett Packard was seeking an advisory opinion and asked the Federal Circuit to remand the case if Hewlett Packard was disputing the coverage of the license. Hewlett Packard filed a responsive brief on February 27, 2012.  Rambus filed its reply on March 5, 2012.  On April 3, 2012, the Federal Circuit granted Rambus’s motion to dismiss the appeal as moot and remanded the case to the ITC with instructions to vacate the exclusion orders at issue in the appeal.

International Trade Commission 2010 Investigation

On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of, among other things, NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, that Rambus alleges infringe three patents from the Dally family. The complaint names, among others, NVIDIA as a respondent, as well as companies whose products incorporate accused NVIDIA products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Biostar Microtech (U.S.A.) Corp., Biostar Microtech International Corp., Elitegroup Computer Systems, EVGA Corp., Galaxy Microsystems Ltd., G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Jaton Corp., Jaton Technology TPE, Micro-Star International Co., MSI Computer Corp., Palit Microsystems Ltd., Pine Technology Holdings, Ltd., Sparkle Computer Co., Ltd., Zotac International (MCO) Ltd. and Zotac USA Inc. On December 29, 2010,

the ITC instituted the investigation. A final hearing before the administrative law judge was held October 12-20, 2011. On February 22, 2012, Rambus’s complaint against NVIDIA was dismissed pursuant to the parties’ settlement agreement.

Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation

International Trade Commission 2010 Investigation

On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and certain Serial AT Attachment (“SATA”) and Serial Attached SCSI (“SAS”) interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents.  The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those companies’ accused products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. As described more fully above, the complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation.  On December 29, 2010, the ITC instituted the investigation. On June 20, 2011, the administrative law judge granted a joint motion by Rambus and Freescale to terminate the investigation as to Freescale pursuant to the parties’ settlement agreement. A final hearing before the administrative law judge was held October 12-20, 2011.  On January 17, 2012, the administrative law judge granted a joint motion by Rambus and Broadcom to terminate the investigation as to Broadcom pursuant to the parties’ settlement agreement.  On March 16, 2012, Rambus and MediaTek filed a joint motion to terminate the investigation as to MediaTek pursuant to the parties’ settlement agreement.  On March 29, 2012, the Office of Unfair Import Investigations responded supporting the joint motion.  To date, the Commission has not ruled on the motion.

On March 2, 2012, the administrative law judge issued an initial determination that there was no violation of section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337.  As a threshold matter, the administrative law judge determined that: a licensing-based domestic industry existed for the asserted Dally and Barth patents; that the accused LSI, STMicro, MediaTek products literally infringe all asserted claims of each asserted Barth patent, and that LSI, STMicro, and MediaTek induce infringement and contribute to the infringement of the asserted Barth claims; that the accused LSI and STMicro patents products literally infringe all asserted claims of both asserted Dally patents that are still in suit, and that LSI and STMicro induce infringement and contribute to the infringement of the asserted Dally claims; the Barth patents and the Dally patents are not invalid for failure to satisfy the written description or definiteness requirement under 35 U.S.C. § 112, nor are they unenforceable due to prosecution laches or patent misuse; Rambus had standing to assert the Dally patents; Rambus was not equitably estopped from asserting the Dally patents and the Barth patents; the asserted Barth patents are not unenforceable due to inequitable conduct, and not invalid for failure to satisfy the utility requirement under 35 U.S.C. § 101; the asserted patents are invalid due to anticipation and obviousness; and the Barth patents are unenforceable due to unclean hands.  On March 19, 2012, the parties filed petitions asking the full Commission to review certain aspects of the initial determination.  The full Commission is expected to determine whether to review any issues raised in these petitions sometime around May 2, 2012.

U.S District Court in the Northern District of California

On December 1, 2010, Rambus filed complaints against Broadcom, Freescale, LSI, MediaTek and STMicroelectronics in the U.S. District Court for the Northern District of California alleging that 1) products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics infringe patents from the Barth family of patents; 2) those same products and products from those companies that incorporate SDR memory controllers infringe patents from the Farmwald-Horowitz family; and 3) products having certain peripheral interfaces, including PCI Express, DisplayPort, and certain SATA and SAS interfaces, from Broadcom, Freescale, LSI and STMicroelectronics infringe patents from the Dally family of patents. On June 7, 2011, Rambus’s complaint against Freescale was dismissed pursuant to the parties’ settlement agreement. On January 24, January 26, and March 1, 2011, LSI, Broadcom, and STMicroelectronics filed their respective answers denying Rambus’s allegations and asserting counterclaims seeking declarations of non-infringement and invalidity, and unenforceability with respect to at least certain of the patents in suit. Rambus filed answers denying the allegations in LSI’s, Broadcom’s, and STMicroelectronics’s counterclaims on February 14, February 16, and March 22,

2011, respectively. On March 7, 2011, MediaTek filed an answer denying Rambus’s allegations. Broadcom, MediaTek, STMicroelectornics, and LSI filed motions to stay their respective actions. On June 13, 2011, the Court granted in part the motions to stay and denied them as to certain patents not overlapping with patents asserted in the ITC 2010 investigation. On December 29, 2011, Rambus’s complaint against Broadcom was dismissed pursuant to the parties’ settlement agreement. On March 20, 2011, Rambus’s complaint against MediaTek was dismissed pursuant to the parties’ settlement agreement.  Discovery is ongoing and a claim construction hearing is currently scheduled for August 29, 2012.

Potential Future Litigation

In addition to the litigation described above, companies continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters.

There can be no assurance that any ongoing or future litigation will be successful. Rambus spends substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations, as well as any delay in their resolution, could affect Rambus’ ability to license its intellectual property in the future.

The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. A reasonably possible loss in excess of amounts accrued is not significant to the financial statements.

14. Fair Value of Financial Instruments

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$172,588	$172,588	$—	$—
Corporate notes, bonds and commercial paper	43,970	—	43,970	—
Total available-for-sale securities	$216,558	$172,588	$43,970	$—

	As of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$127,559	$127,559	$—	$—
Corporate notes, bonds and commercial paper	137,108	—	137,108	—
Total available-for-sale securities	$264,667	$127,559	$137,108	$—

The Company monitors the investment for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company evaluated the fair value of the investment in the non-marketable security as of March 31, 2012 and determined that there were no events that caused a decrease in its fair value below the carrying cost.

The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the three months ended March 31, 2012
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—

	As of December 31, 2011
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2011
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—

For the three months ended March 31, 2012 and 2011, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012			As of December 31, 2011
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$136,845	$172,716	$172,500	$133,493	$170,289

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As of March 31, 2012, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the three months ended March 31, 2012, the Company has not incurred any impairment loss on its investments.

15. Convertible Notes

The Company’s convertible notes are shown in the following table:

(Dollars in thousands)	As of March 31, 2012	As of December 31, 2011
5% Convertible Senior Notes due 2014 (the “2014 Notes”)	$172,500	$172,500
Unamortized discount	(35,655)	(39,007)
Total convertible notes	$136,845	$133,493
Less current portion	—	—
Total long-term convertible notes	$136,845	$133,493

Interest expense related to the notes for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
2014 Notes coupon interest at a rate of 5%	$2,157	$2,156
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	3,510	3,016
Total interest expense on convertible notes	$5,667	$5,172

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “projecting” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

We have two business groups: SBG which focuses on the design, development and licensing of technology that is semiconductor based, and NBG which focuses on the design, development and licensing of technologies for lighting, displays, chip and system security, anti-counterfeiting, digital media and other markets. As of March 31, 2012, only SBG was considered a reportable segment because it was the only business group that met the quantitative thresholds for disclosure as a reportable segment. As such, segment information is not separately discussed below. For additional information concerning segment reporting, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

The key elements of our strategy are as follows:

Innovate:  Develop and patent our innovative technology to provide fundamental competitive advantage when incorporated into semiconductors and digital electronics products and systems.

Drive Adoption:  Communicate the advantages of our patented innovations and technologies to the industry and encourage its adoption through demonstrations and incorporation in the products of select customers.

Monetize:  License our patented inventions and technology solutions to customers for use in their semiconductor and system products.

As of March 31, 2012, our semiconductor, lighting, display, security and other technologies are covered by 1,597 U.S. and foreign patents. Additionally, we have 1,202 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

Our patented inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Our revenues are primarily derived from patent licenses, through which we provide our customers a license to use some specified portion of our broad portfolio of patented inventions. The patent license provides our customers with a defined right to use our patented innovations in the customer’s own digital electronics products, systems or services, as applicable. The patent licenses may also define the specific field of use where our customers may use or employ our inventions in their products. Patent license agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods.

We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our solutions license offerings include a range of solutions developed by Rambus, which include “leadership” solutions (which are Rambus-proprietary solutions widely licensed to our customers) and industry-standard solutions that we provide to our customers under license for incorporation into our customers’ digital electronics products and systems. We offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, supply chain consulting and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

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

Executive Summary

During the first quarter of 2012, we signed patent license agreements with NVIDIA and MediaTek. As a result of the patent license agreements with both NVIDIA and MediaTek, we settled all outstanding claims with them, including resolution of past use of our patented innovations. Additionally, during the quarter, we acquired Unity Semiconductor Corporation (“Unity”), an innovative memory technology company, for $35.0 million in cash, of which $31.3 million has been paid as of March 31, 2012. We expect that this acquisition will expand the breadth of our breakthrough memory technologies and will open up new markets for licensing. See Note 4, “Acquisitions,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended March 31, 2012 increased $19.1 million as compared to the same period in 2011 primarily due to increased headcount related costs of $3.4 million from additional employees to support our development efforts, increased amortization expense related to intangible assets acquired during 2011 of $5.0 million and the accrual of retention bonuses related to acquisitions from the past twelve months of $6.9 million. Marketing, general and administrative expenses in aggregate increased $2.1 million for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to higher consulting costs of $1.8 million, accrual of the retention bonuses related to acquisitions from the past twelve months of $1.6 million and increased headcount related costs of $1.2 million from the increase in employees to support our business, offset by the decrease in litigation expenses related to ongoing major cases of $5.1 million.

Trends

There are a number of trends that may or will have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, and global economic conditions with the resulting impact on sales of consumer electronic systems.

We have a high degree of revenue concentration, with our top five licensees for each reporting period representing approximately 74% of our revenue for the three months ended March 31, 2012 and 2011. As a result of our license agreement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the three months ended March 31, 2012, revenue from NVIDIA, Renesas and Samsung each accounted for 10% or more of our total revenue. For the three months ended March 31, 2011, revenue from Elpida, NVIDIA, Samsung and Toshiba accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

The semiconductor industry is intensely competitive and highly cyclical, limiting our visibility with respect to future sales. To the extent that macroeconomic fluctuations negatively affect our principal licensees, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. In February 2012, Elpida, one of our top 10% licensees by revenue for the past two years, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips, among other reasons.

The royalties we receive from our semiconductor business are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our licensees and do not have a direct contractual relationship with us. Our licensees generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences.

The display industry is intensely competitive and highly cyclical. Since LED backlighting solutions are increasingly pervasive in LCDs for computers, smartphones, tablets, game systems, high definition televisions and any user interface incorporating an active display, the trend towards higher resolution displays across these products requires more LEDs per system. The increased usage of LEDs is thereby creating a need for increased power efficiency since the LED backlight is the primary source of power consumption in many consumer electronics products, including smartphones. Our LDT group has numerous patents in edge lit LED lightguide technology, and we plan to license our technology to key companies that use LED edge lit display products.

The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to cold cathode fluorescent lights and LED driven technology by the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves energy costs as compared to existing installed lighting. Our LDT group’s patents in LED edge lit lightguide technology also can be applied in the design of next generation LED lighting products. Our goal is to be a major player in the general lighting industry with our technology, and we have established a technology center in Brecksville, Ohio.

Our revenue from companies headquartered outside of the United States accounted for approximately 74% and 78% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

For additional information concerning international revenue, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Engineering costs in the aggregate and as a percentage of revenue increased for the three months ended March 31, 2012 as compared to the same period in the prior year. In the near term, we expect engineering costs to be higher than in 2011 as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations in semiconductor, lighting, security and other technologies.

Marketing, general and administrative expenses in the aggregate and as a percentage of revenue increased for the three months ended March 31, 2012 as compared to the same period in the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future; if we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We expect to continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will cause litigation expenses to remain significant until such litigation is resolved.

Our continued pursuit of litigation and investment in research and development projects, combined with any lower revenue from our licensees in the future, will negatively affect our cash from operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Revenue:
Royalties	98.7%	94.7%
Contract revenue	1.3%	5.3%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	11.4%	5.0%
Research and development*	61.1%	37.3%
Marketing, general and administrative*	55.4%	52.3%
Costs of restatement and related legal activities	0.0%	1.9%
Gain from settlement	—%	(9.9)%
Total operating costs and expenses	127.9%	86.6%
Operating income (loss)	(27.9)%	13.4%
Interest income and other income (expense), net	0.2%	0.3%
Interest expense	(10.5)%	(9.6)%
Interest and other income (expense), net	(10.3)%	(9.3)%
Income (loss) before income taxes	(38.2)%	4.1%
Provision for income taxes	6.1%	10.8%
Net loss	(44.3)%	(6.7)%

* Includes stock-based compensation:
Cost of revenue	0.0%	0.2%
Research and development	4.3%	4.0%
Marketing, general and administrative	6.4%	7.4%

	Three Months Ended March 31,		Change in
	2012	2011	Percentage
	(Dollars in millions)
Total Revenue
Royalties	$62.1	$59.2	4.7%
Contract revenue	0.8	3.3	(75.1)%
Total revenue	$62.9	$62.5	0.5%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $6.7 million to $57.7 million for the three months ended March 31, 2012 from $51.0 million for the same period in 2011. The increase was primarily due to complete allocation of Samsung’s quarterly license payment to revenue since the second quarter of 2011 and revenue recognized from various new patent license agreements signed in the past year as well as patent license agreements acquired from the CRI acquisition, offset by lower royalties reported by certain licensees and expiration of a patent license agreement in the second quarter of 2011.

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

Solutions Licenses

Royalties from solutions licenses decreased approximately $3.8 million to $4.4 million for the three months ended March 31, 2012 from $8.2 million for the same period in 2011. The decrease was primarily due to lower royalties from XDRTM DRAM associated with decreased shipments of the Sony PLAYSTATION®3 product.

In the future, we expect solutions royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

Contract Revenue

Contract revenue decreased $2.5 million to $0.8 million for the three months ended March 31, 2012 from $3.3 million for the same period in 2011. The decrease was primarily due to the absence of new technology development contracts in the first quarter of 2012.

We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.

Engineering costs:

	Three Months Ended March 31,		Change in
	2012	2011	Percentage
	(Dollars in millions)
Engineering costs
Cost of revenue	$0.2	$1.1	(81.2)%
Amortization of intangible assets	7.0	2.0	255.2%
Stock-based compensation	0.0	0.1	(91.9)%
Total cost of revenue	7.2	3.2	127.5%
Research and development	35.7	20.8	71.5%
Stock-based compensation	2.7	2.5	8.3%
Total research and development	38.4	23.3	64.7%
Total engineering costs	$45.6	$26.5	72.1%

Total engineering costs increased during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to increased headcount related costs of $3.4 million from additional employees to support our development efforts, increased amortization expense related to intangible assets acquired during the past twelve months of $5.0 million, the accrual of the retention bonuses related to acquisitions from the past twelve months of $6.9 million, higher consulting costs of $1.7 million and higher prototyping costs of $0.6 million.

In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.

Marketing, general and administrative costs:

	Three Months Ended March 31,		Change in
	2012	2011	Percentage
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$26.7	$18.8	41.6%
Litigation expense	4.1	9.2	(55.3)%
Stock-based compensation	4.0	4.7	(14.2)%
Total marketing, general and administrative costs	$34.8	$32.7	6.4%

Total marketing, general and administrative costs increased during the three months ended March 31, 2012 as compared to the same period in 2011, which included a decrease in litigation expenses related to ongoing major cases of $5.1 million. Non-litigation related marketing, general and administrative costs increased in the first quarter of 2012 primarily due to the accrual of the retention bonuses related to acquisitions from the past twelve months of $1.6 million and increased headcount related costs of $1.2 million from the increase in employees to support our business as well as higher consulting costs of $1.8 million.

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

Costs of restatement and related legal activities:

	Three Months Ended
	March 31,		Change in
	2012	2011	Percentage
	(Dollars in millions)
Cost of restatement and related legal activities	$0.0	$1.2	(97.4)%

Costs of restatement and related legal activities consist primarily of settlement payments, investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

Costs of restatement and related legal activities were $30 thousand for the three months ended March 31, 2012 primarily due to a relative lack of litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

Gain from settlement:

	Three Months Ended March 31,		Change in
	2012	2011	Percentage
	(Dollars in millions)
Gain from settlement	$—	$6.2	(100.0)%

The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes-Merton option pricing model and a residual approach (collectively the “Fair Value”). The total gain from settlement related to the settlement with Samsung of $133.0 million was recognized as of the end of the first quarter of 2011. The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.

Interest and other income (expense), net:

	Three Months Ended March 31,		Change in
	2012	2011	Percentage
	(Dollars in millions)
Interest income and other income (expense), net	$0.1	$0.2	(40.2)%
Interest expense	(6.6)	(6.0)	9.9%
Interest and other income (expense), net	$(6.5)	$(5.8)	11.3%

Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities.

Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount on the 5% convertible senior notes due 2014 (the “2014 Notes”) as well as the coupon interest related to the 2014 Notes. We expect our non-cash interest expense to increase steadily as the 2014 Notes reach maturity.

Provision for income taxes:

	Three Months Ended March 31,		Change in
	2012	2011	Percentage
	(Dollars in millions)
Provision for income taxes	$3.9	$6.8	(43.2)%
Effective tax rate	(16.0)%	266.1%

Our effective tax rate for the three months ended March 31, 2012 was different from the U.S. statutory tax due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded, partially offset by foreign tax credits. During the quarter ended March 31, 2012, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we are projecting losses in which a tax benefit cannot be recognized.

During the three months ended March 31, 2012, we paid withholding taxes of $4.4 million. We recorded a provision for income taxes of $3.9 million for the three months ended March 31, 2012, which is primarily comprised of withholding taxes and other foreign taxes. As we continue to maintain a valuation allowance against our U.S. deferred tax assets, our tax provision is based primarily on the withholding taxes, other foreign taxes and current state taxes.

Our effective tax rate for the three months ended March 31, 2011 was different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded, partially offset by foreign tax credits.

Liquidity and Capital Resources

	March 31, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$188.5	$162.2
Marketable securities	44.0	127.2
Total cash, cash equivalents, and marketable securities	$232.5	$289.4

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net cash used in operating activities	$(11.0)	$(4.5)
Net cash provided by (used in) investing activities	$37.2	$(37.8)
Net cash provided by financing activities	$0.1	$9.3

Liquidity

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for three months ended March 31, 2012 were funded primarily from maturities of marketable securities.

We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Operating Activities

Cash used in operating activities of $11.0 million for the three months ended March 31, 2012 was primarily attributable to the net loss adjusted for certain non-cash items including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Additionally, cash used in operating activities included a decrease in accounts payable due to the timing of vendor payments offset by a decrease in prepaid expenses and other assets.

Cash used in operating activities of $4.5 million for the three months ended March 31, 2011 was primarily attributable to the net loss adjusted for certain non-cash items including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Additionally, cash used in operating activities included a decrease in accrued salaries and benefits related to the payout of the 2010 Corporate Incentive Plan offset by an increase in accounts payable due to the timing of vendor payments.

Investing Activities

Cash provided by investing activities of approximately $37.2 million for the three months ended March 31, 2012 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $82.9 million, offset by cash paid for the acquisition of Unity and other business of $42.4 million, net of cash acquired.  In addition, we paid $3.0 million to acquire property, plant and equipment, primarily computer equipment and software, and $0.3 million for intangible assets.

Cash used in investing activities of approximately $37.8 million for the three months ended March 31, 2011 primarily consisted of purchases of available-for-sale marketable securities of $94.2 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $62.8 million. In addition, we paid $6.5 million to acquire property, plant and equipment, primarily computer software.

Financing Activities

Cash provided by financing activities was $0.1 million for the three months ended March 31, 2012 primarily due to proceeds of $0.1 million from issuance of common stock under equity incentive plans.

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

Contractual Obligations

As of March 31, 2012, our material contractual obligations are (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$59,071	$4,711	$6,827	$6,997	$7,168	$7,348	$26,020
Leases	9,529	2,800	1,562	1,472	1,345	992	1,358
Software licenses (3)	2,747	2,308	359	80	—	—	—
Acquisition retention bonuses (4)	57,390	16,667	19,114	19,113	2,496	—	—
Convertible notes	172,500	—	—	172,500	—	—	—
Interest payments related to convertible notes	21,563	8,625	8,625	4,313	—	—	—
Total	$322,800	$35,111	$36,487	$204,475	$11,009	$8,340	$27,378

(1)

The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.0 million including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.0 million in long-term income taxes payable, as of March 31, 2012. As noted in Note 9, “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)

We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2012 which are also presented on our Condensed Consolidated Balance Sheet under current and other long-term liabilities.

(4)

In connection with recent acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The CRI retention bonuses payable on June 3, 2013 and 2014 will be paid in cash or stock at our election.

Share Repurchase Program

During the three months ended March 31, 2012, we did not repurchase any shares of our Common Stock. As of March 31, 2012, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of March 31, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, expense accrual, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) litigation, (3) goodwill and intangible assets, (4) income taxes, (5) stock-based compensation, (6) marketable securities and (7) convertible notes. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of March 31, 2012, we had an investment portfolio of fixed income marketable securities of $216.6 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2012, the fair value of the portfolio would decline by approximately $48 thousand. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$172,588	$172,588	$—	$—	0.01%
Corporate notes, bonds and commercial paper	43,970	43,976	1	(7)	0.13%
Total cash equivalents and marketable securities	216,558	216,564	1	(7)
Cash	15,960	15,960	—	—
Total cash, cash equivalents and marketable securities	$232,518	$232,524	$1	$(7)

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%
Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—
Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of March 31, 2012:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$172,716	$189,988	$155,444

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of one design center in India and small business development offices in Germany, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2012, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Many of our customers operate in industries that experience significant declines as a result of the recent economic downturns. In particular, DRAM manufacturers, which make up many of our existing and potential licensees, have suffered material losses and other adverse effects to their businesses.  For example, in February 2012, Elpida, one of our top 10% licensees by revenue, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips, among other reasons. Pressures on the DRAM businesses may result in industry consolidation as companies seek to reduce costs and improve profitability through business combinations. Consolidation among our existing DRAM and other customers may result in loss of revenues under existing license agreements. Consolidation among companies in the DRAM and other industries within which we license our technology may reduce the number of future licensees for our products and services. In either case, consolidation in the DRAM and other industries in which we operate may negatively impact our short-term and long-term business prospects, licensing revenues and results of operations.

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

The future success of NBG, which includes our LDT, CRI and MTD groups, depends on our ability to develop new or emerging licensing opportunities, diversify our business into lighting and displays, data security, mobile communications and additional semiconductor technologies. Our diversification efforts may include business models that are not within the scope of intellectual property or technology licensing, such as product and service offerings, for which we have limited operating experience. These potential areas of expansion may require significant investment without any certainty on our ability to generate significant revenues.

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

For CRI, we will be required to continue to develop and provide robust data security technologies that are effective for licensees. Licensing of data security technologies also presents challenges in the face of intense competition. CRI will be required to continue to license differential power analysis countermeasures and other security technologies, and develop new security technologies in order to grow market acceptance and revenue.

Our MTD is another emerging business within NBG.  To date, our MTD group has not generated any revenue, but our intent is to grow MTD in order to provide innovative software and technological solutions to satisfy the anticipated requirements of developers, chip suppliers and manufacturers in the market for mobile electronic products. If the development of our MTD business does not occur, our ability to achieve success in this market may be limited, and this may in turn adversely affect our potential for long term revenue growth.

The development, application and licensing of new technologies in lighting display, security and mobile technology is a complex process subject to a number of uncertainties, including the integration of our new businesses into the rest of our company. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our NBG technologies more difficult. If others develop innovative technologies that are superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, our entry into new markets and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the three months ended March 31, 2012 and 2011, research and development expenses were $38.4 million and $23.3 million, respectively, including stock-based compensation of approximately $2.7 million and $2.5 million, respectively. For the years ended December 31, 2011 and 2010, research and development expenses were $115.7 million and $92.7 million, respectively, including stock-based compensation of approximately $10.5 million and $10.2 million, respectively. For the year ended December 31, 2011, research and development expenses also included $15.7 million for retention bonuses for employees hired as a result of acquisitions, which will also be incurred in greater amounts in 2012. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of acquisitions and our investment in new technologies. In order to grow, including entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future as our technology development efforts continue.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration. Our top five licensees for each reporting period represented approximately 74% of our revenues for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012, revenues from NVIDIA, Renesas and Samsung each accounted for 10% or more of our total revenue. For the three months ended March 31, 2011, revenue from Elpida, NVIDIA, Samsung and Toshiba accounted for 10% or more of our total revenue. Our top five licensees for each reporting period represented approximately 66% and 85% of our revenues for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, revenues from Elpida, NVIDIA and Samsung, each accounted for 10% or more of our revenue. For the year ended December 31, 2010, revenue from Elpida and Samsung, each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

Any downturn in economic conditions or other business factors could threaten the financial health of our counterparties, including companies with whom we have entered into licensing arrangements, settlement agreements or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us under licenses, settlement agreements or litigation judgments. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of a bankruptcy proceedings. For example, in February 2012, Elpida, one of our top 10% licensees by revenue, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips, among other reasons.  In addition, in 2009, two of our counterparties, Qimonda and Spansion, were subject to insolvency proceedings in their applicable jurisdictions as a result of a downturn in business which led to lower than anticipated or no payment to us. If we are unable to collect royalties or any other payments owed to us or if counterparties such as Elpida are unable to exit bankruptcy proceedings or otherwise suffer a loss of business as a result of such proceedings, or if other of our counterparties enter into bankruptcy or otherwise seek to renegotiate their financial obligations to us as a result of the deterioration of their financial health, our business and results of operations may be affected adversely.

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

As part of our strategic initiatives, we currently are evaluating, and expect to continue to engage in, investments in or acquisitions of companies, products, patents or technologies, and the entry into strategic transactions or other arrangements. We completed a number of acquisitions in 2009 to date, including the acquisition of CRI in 2011, our largest transaction to date. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing our acquisitions, we may experience difficulty integrating personnel and operations, which could negatively affect our operating results. In addition:

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

•             our increasing international presence resulting from acquisitions may lead to additional risks associated with operating outside the United States, including with respect to legal, employment and other areas of focus, and may increase our exposure to international currency, tax and political risks; and

•             our lack of experience with new products or technologies in new markets may cause us to fail to achieve expected financial and strategic benefits of the acquisition.

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

The process of persuading customers to adopt and license our chip interface, lighting and display, data security, mobile and other semiconductor technologies can be lengthy.  Even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, our ongoing intellectual property litigation and regulatory actions have and will likely continue to have an impact on our ability to enter into new licenses and renewals of licenses. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure or delay to obtain royalties.

Future revenue is difficult to predict for several reasons, and our failure to predict revenue accurately may result in our stock price declining.

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

For the three months ended March 31, 2012 and 2011, revenue received from our international customers constituted approximately 74% and 78% of our total revenue, respectively. For the years ended December 31, 2011 and 2010, revenue received from our international customers constituted approximately 67% and 93%, respectively, of our total revenue. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

•             foreign government laws and regulations and changes in these laws and regulations;

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

We and our licensees are subject to many of the risks described above with respect to companies which are located in different countries, particularly electronics manufacturers located in Asia. There can be no assurance that one or more of the risks associated with our international operations will not result in a material adverse effect on our business, financial condition or results of operations.

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

During the first quarter of 2012, our chief executive officer, Harold Hughes, announced his plans to retire, and the Company’s commencement of a search to identify a successor.  While the board of directors is actively conducting a comprehensive search, the prospective change in the office of the chief executive officer, and any protracted delay in identifying a successor, may cause disruption to our business and adversely affect our operating results.

We are subject to various government restrictions and regulation, including on the sale of products and services that use encryption technology and those related to privacy and other consumer protection matters.

Regulatory initiatives throughout the world can also create new and unforeseen regulatory obligations on us and the technology we develop, particularly for NBG. The impact of these potential obligations varies based on the jurisdiction, but any such changes could impact whether we enter, maintain or expand our presence in a particular market or with particular potential licensees.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve, for example, user privacy, data protection, content and consumer protection. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations, including the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities, as described elsewhere in this report. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, expense accrual, investments, income taxes, litigation, goodwill and intangibles, and other contingencies. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In addition, actual results may differ from these estimates under different assumptions or conditions.

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

•             any progress, or lack of progress, real or perceived, in the development of products that incorporate our innovations and technology companies’ acceptance of our products, including the results of our efforts to expand into new target markets;

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market on the Internet or in the press. If one or more of the analysts who cover us change their recommendation regarding our stock adversely or otherwise publishes a negative analysis, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. In addition, we did not prevail at jury trial in our antitrust suit against certain memory manufacturers in November 2011, which caused the market price of our stock to drop significantly, and we face appeals and further proceedings related to such actions. See Note 13, “Litigation and Asserted Claims,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

There can be no assurance that any or all of the opposing parties will not succeed, either at the trial or appellate level, with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results or otherwise avoid, delay paying royalties for the use of our patented technology, or obtain orders to require us to pay or reimburse their costs or attorneys’ fees in material amounts or post bonds to cover such amounts. Moreover, there is a risk that if one party prevails against us, other parties could use the adverse result to defeat or limit our claims against them; conversely, there can be no assurance that if we prevail against one party, we will succeed against other parties on similar claims, defenses, or counterclaims. In addition, there is the risk that the pending litigations and other circumstances may cause us to accept less than what we now believe to be fair consideration in settlement.

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

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Currently, we are subject to numerous re-examination proceedings, including proceedings initiated by Hynix and Micron as a defensive action in connection with our litigation against those companies. A number of these re-examination proceedings are being reviewed by the PTO’s Board of Patent Appeals and Interferences (“BPAI”). The BPAI has issued decisions in a few cases, finding the challenged claims of Rambus’s patents to be invalid. Decisions of the BPAI are subject to further PTO proceedings and appeal to the Court of Appeals for the Federal Circuit. A final adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.

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

•             changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other intellectual property, including as a result of the passage of the America Invents Act of 2011 (which codifies several significant changes to the U.S. patent laws and will remain subject to certain rule-making and interpretation, including changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued);

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

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Refer to the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: April 30, 2012	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated February 23, 2012.

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

(3)      Incorporated by reference to the Form 8-K filed on February 28, 2012.