Form 10-Q
period 2012-06-30
RAMBUS INC
filed 2012-07-30
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 110,696,401 as of June 30, 2012.

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

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except shares
	and par value)
ASSETS
Current assets:
Cash and cash equivalents	$152,584	$162,244
Marketable securities	50,658	127,212
Accounts receivable	113	1,026
Prepaids and other current assets	7,309	8,096
Deferred taxes	2,798	2,798
Total current assets	213,462	301,376
Intangible assets, net	186,150	181,955
Goodwill	138,669	115,148
Property, plant and equipment, net	87,071	81,105
Deferred taxes, long-term	7,531	7,531
Other assets	7,791	6,539
Total assets	$640,674	$693,654

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,604	$16,567
Accrued salaries and benefits	23,107	31,763
Accrued litigation expenses	9,861	10,502
Other accrued liabilities	9,764	6,479
Total current liabilities	51,336	65,311
Convertible notes, long-term	140,244	133,493
Long-term imputed financing obligation	45,785	43,793
Long-term income taxes payable	9,343	9,946
Other long-term liabilities	10,426	11,317
Total liabilities	257,134	263,860

Commitments and contingencies (Notes 7 and 13)

Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 110,696,401 shares at June 30, 2012 and 110,267,145 shares at December 31, 2011	111	110
Additional paid-in capital	1,063,495	1,049,716
Accumulated deficit	(679,749)	(619,643)
Accumulated other comprehensive loss	(317)	(389)
Total stockholders’ equity	383,540	429,794
Total liabilities and stockholders’ equity	$640,674	$693,654

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue:
Royalties	$55,723	$60,970	$117,766	$120,205
Contract revenue	492	5,244	1,312	8,536
Total revenue	56,215	66,214	119,078	128,741
Operating costs and expenses:
Cost of revenue*	7,340	6,058	14,503	9,207
Research and development*	38,347	24,220	76,741	47,537
Marketing, general and administrative*	32,194	37,732	67,028	70,464
Costs of restatement and related legal activities	83	712	113	1,871
Gain from settlement	—	—	—	(6,200)
Total operating costs and expenses	77,964	68,722	158,385	122,879
Operating income (loss)	(21,749)	(2,508)	(39,307)	5,862
Interest income and other income (expense), net	89	135	187	299
Interest expense	(6,719)	(6,124)	(13,299)	(12,112)
Interest and other income (expense), net	(6,630)	(5,989)	(13,112)	(11,813)
Loss before income taxes	(28,379)	(8,497)	(52,419)	(5,951)
Provision for income taxes	3,837	2,088	7,687	8,864
Net loss	$(32,216)	$(10,585)	$(60,106)	$(14,815)
Net loss per share:
Basic	$(0.29)	$(0.10)	$(0.54)	$(0.14)
Diluted	$(0.29)	$(0.10)	$(0.54)	$(0.14)
Weighted average shares used in per share calculation:
Basic	110,553	109,992	110,456	108,809
Diluted	110,553	109,992	110,456	108,809

* Includes stock-based compensation:

Cost of revenue	$5	$286	$15	$409
Research and development	$2,631	$2,490	$5,351	$5,002
Marketing, general and administrative	$3,579	$4,253	$7,575	$8,908

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net loss	$(32,216)	$(10,585)	$(60,106)	$(14,815)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(22)	34	72	33
Total comprehensive loss	$(32,238)	$(10,551)	$(60,034)	$(14,782)

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(60,106)	$(14,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	12,941	14,319
Depreciation	6,368	5,471
Amortization of intangible assets	15,559	5,981
Non-cash interest expense and amortization of convertible debt issuance costs	7,067	6,072
Deferred tax benefit	—	(49)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	913	2,386
Prepaid expenses and other assets	5,108	2,485
Accounts payable	(8,490)	6,185
Accrued salaries and benefits and other accrued liabilities	(8,666)	(15,143)
Accrued litigation expenses	(641)	3,575
Income taxes payable	(689)	(1,020)
Net cash provided by (used in) operating activities	(30,636)	15,447
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(46,278)	(167,381)
Purchases of marketable securities	(49,642)	(94,172)
Maturities of marketable securities	125,836	208,003
Purchases of property, plant and equipment	(8,348)	(11,015)
Acquisition of intangible assets	(1,625)	—
Proceeds from sale of marketable security	—	11
Net cash provided by (used in) investing activities	19,943	(64,554)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	1,170	7,953
Payments under installment payment arrangement	(121)	(861)
Principal payments against lease financing obligation	(16)	(440)
Proceeds from landlord for tenant improvements	—	6,997
Net cash provided by financing activities	1,033	13,649
Net decrease in cash and cash equivalents	(9,660)	(35,458)
Cash and cash equivalents at beginning of period	162,244	215,262
Cash and cash equivalents at end of period	$152,584	$179,804

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$3,762	$540
Non-cash obligation for property, plant and equipment	$2,008	$—
Common stock issued pursuant to acquisition	$—	$88,438

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

The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, the Company is required to determine the fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes-Merton option pricing model and a residual approach (collectively the “Fair Value”). The total gain from settlement related to the settlement with Samsung of $133.0 million was recognized through the end of the first quarter of 2011, of which $6.2 million was recognized in the first quarter of 2011. The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement and the residual value of other elements.

4. Acquisitions

Unity Semiconductor Corporation

On February 3, 2012, the Company completed its acquisition of a privately-held company, Unity Semiconductor Corporation (“Unity”), by acquiring all issued and outstanding shares of capital stock of Unity. Pursuant to the merger agreement on February 3, 2012, a wholly-owned subsidiary of the Company merged with and into Unity, with Unity as the surviving corporation. Under the terms of the merger agreement, the purchase price was $35.0 million subject to certain adjustments which has been paid as of the end of the second quarter of 2012. In addition to the purchase consideration, the Company agreed to pay an aggregate of $5.0 million in retention bonuses to certain Unity employees over the next three years. The retention bonus payouts are subject to the condition of employment, and therefore, will be treated as compensation and expensed as incurred on a graded attribution basis. Of the purchase price, approximately $5.5 million in cash was deposited into an escrow account until August 3, 2013, subject to any claims, to fund any indemnification obligations to the Company following the consummation of the merger. The Company acquired Unity’s technology and a portfolio of non-volatile solid state memory patents. The solid state memory technology is a potential successor to the current NAND flash technology, or could be otherwise deployed in the growing non-volatile memory market. This memory technology has been designed to accelerate the commercialization of the Terabit generation of non-volatile memories. Devices using this technology are expected to achieve higher density, faster performance, lower manufacturing costs and greater data reliability than NAND Flash.  Unity is part of the Semiconductor Business Group (“SBG”) reportable segment. The Company incurred approximately $0.6 million in direct acquisition costs in connection with the acquisition which were expensed as incurred.

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

Other Acquisition Activities

For the six months ended June 30, 2012, the Company entered into one additional business combination and two patent and existing technology acquisitions for $13.2 million, which resulted in approximately $8.1 million of goodwill, $4.1 million of intangible assets (weighted average useful life of 6 years) and $1.0 million of other assets. These acquisitions are part of the “All Other” reportable segment.

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

5. Equity Incentive Plans and Stock-Based Compensation

As of June 30, 2012, 4,000,832 shares of the 21,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant which included an increase of 6,500,000 shares approved by stockholders on April 26, 2012. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) and the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) will continue to govern awards previously granted under those plans.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2011	2,812,876
Increase in shares approved for issuance	6,500,000
Stock options granted (2)	(5,002,200)
Stock options forfeited (3)	375,468
Stock options expired under former plans	(23,462)
Nonvested equity stock and stock units granted (1)	(689,846)
Nonvested equity stock and stock units forfeited (1)	27,996
Total available for grant as of June 30, 2012	4,000,832

(1)  For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)  Amount includes shares granted from the stock option exchange program (discussed below).

(3)  Amount excludes shares surrendered from the stock option exchange program (discussed below) as the shares are no longer available for grant.

Stock Option Exchange Program

On April 26, 2012, at the 2012 Annual Meeting of Stockholders, the Company’s stockholders approved a one-time stock option exchange program (“option exchange”) for the employees other than the Company’s named executive officers, senior vice presidents and members of its Board of Directors, which allowed employees to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of the Company’s common stock on the replacement grant date. On June 22, 2012, the Company completed this offer. A total of 333 eligible employees participated in the option exchange. Pursuant to the terms and conditions of the option exchange, the Company accepted for exchange options totaling 6,449,255, representing approximately 87% of the total number of options eligible for exchange. All surrendered options were canceled effective as of the expiration of the option exchange, and immediately thereafter, in exchange therefore, the Company granted new options with an exercise price of $5.63 per share (representing the closing price of its common stock on June 22, 2012, as reported on the NASDAQ Global Select Market) to purchase an aggregate of 2,840,986 shares of common stock under the 2006 Plan. New options have a new contractual term of the longer of the original remaining contractual term of the surrendered options or five years, and generally will vest over a three-year period from the date of grant, with one-third of the shares vesting on the first year anniversary of the grant date and the remaining shares vesting monthly for the 24 months thereafter.  The fair value of the new options granted was measured as the total of the unrecognized compensation cost of the original options surrendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the original options immediately before cancellation. As a result of the option exchange, the total incremental compensation cost of the new options was approximately $1.0 million. The total remaining unrecognized compensation cost related to the original options of $19.9 million and the incremental compensation cost of the new options granted of $1.0 million will be combined with it and recognized over the three years requisite service period. Of the $20.9 million compensation cost related to the new options, $0.1 million was recognized for the three and six months ended June 30, 2012.

General Stock Option Information

The following table summarizes stock option activity under the 1997 Plan, 1999 Plan and 2006 Plan for the six months ended June 30, 2012 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2012.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2011	14,587,596	$19.73
Options granted	5,002,200	6.28
Options exercised	(116,959)	4.24
Options forfeited	(375,468)	15.92
Options surrendered in stock option exchange program	(6,449,255)	21.11
Outstanding as of June 30, 2012	12,648,114	13.96	5.91	$546
Vested or expected to vest at June 30, 2012	11,923,566	14.30	5.78	499
Options exercisable at June 30, 2012	6,261,967	19.48	3.85	156

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2012, based on the $5.74 closing stock price of Rambus’ Common Stock on June 29, 2012 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2012 was 3,047,748 and 145,475, respectively.

Employee Stock Purchase Plan

Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 163,398 shares at a price of $4.21 per share during the six months ended June 30, 2012. The Company issued 146,034 shares at a price of $16.50 per share during the six months ended June 30, 2011. As of June 30, 2012, 1,644,566 shares under the ESPP remain available for issuance which includes an increase of 1,500,000 shares approved by stockholders on April 26, 2012.

Stock-Based Compensation

For the six months ended June 30, 2012 and 2011, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.

Stock Options

During the three and six months ended June 30, 2012, Rambus granted 3,065,198 and 5,002,200 stock options (including options granted in the stock option exchange program), respectively, with an estimated total grant-date fair value of $21.6 million and $29.1 million, respectively. During the three and six months ended June 30, 2012, Rambus recorded stock-based compensation expense related to stock options of $4.0 million and $8.3 million, respectively.

During the three and six months ended June 30, 2011, Rambus granted 78,510 and 1,712,211 stock options, respectively, with an estimated total grant-date fair value of $0.6 million and $18.3 million, respectively. During the three and six months ended June 30, 2011, Rambus recorded stock-based compensation expense related to stock options of $5.0 million and $10.2 million, respectively.

As of June 30, 2012, there was $38.2 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested as of June 30, 2012 was $84.3 million.

The total intrinsic value of options exercised was $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively. The total intrinsic value of options exercised was $1.9 million and $4.0 million for the three and six months ended June 30, 2011, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

During the six months ended June 30, 2012, net proceeds from employee stock option exercises totaled approximately $0.5 million.

Employee Stock Purchase Plan

For the three and six months ended June 30, 2012, the Company recorded compensation expense related to the ESPP of $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2011, the Company recorded compensation expense related to the ESPP of $0.4 million and $0.8 million, respectively. As of June 30, 2012, there was $0.8 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.

There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2012 and 2011 calculated in accordance with accounting for share-based payments.

Valuation Assumptions

The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Option Plans
Expected stock price volatility	68%	50%	60-68%	50-52%
Risk free interest rate	0.9%	2.6%	0.7-0.9%	2.6-2.8%
Expected term (in years)	5.7	6.1	5.6 –5.7	6.0 - 6.1
Weighted-average fair value of stock options granted to employees	$3.41	$8.58	$3.83	$10.71

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee Stock Purchase Plan
Expected stock price volatility	63%	56%	63%	56%
Risk free interest rate	0.2%	0.1%	0.2%	0.1%
Expected term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$1.61	$5.96	$1.61	$5.96

Nonvested Equity Stock and Stock Units

The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2012, the Company granted nonvested equity stock units totaling 36,526 and 459,897 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2012, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.2 million and $3.3 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and six months ended June 30, 2012 and 2011, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized stock-based compensation expense related to these performance stock units for all periods; the aggregate amounts were not significant.

For the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense of approximately $1.5 million and $3.3 million, respectively, related to all outstanding unvested equity stock grants. For the three and six months ended June 30, 2011, the Company recorded stock-based compensation expense of approximately $1.6 million and $3.3 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $8.0 million at June 30, 2012. This is expected to be recognized over a weighted average period of 2.3 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2012:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	763,510	$18.02
Granted	459,897	7.13
Vested	(193,599)	18.91
Forfeited	(18,664)	15.14
Nonvested at June 30, 2012	1,011,144	12.95

6. Marketable Securities

Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of June 30, 2012 and December 31, 2011, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$136,846	$136,846	$—	$—	0.01%
Corporate notes, bonds and commercial paper	55,657	55,685	—	(28)	0.18%
Total cash equivalents and marketable securities	192,503	192,531	—	(28)
Cash	10,739	10,739	—	—
Total cash, cash equivalents and marketable securities	$203,242	$203,270	$—	$(28)

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%
Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—
Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Cash equivalents	$141,845	$137,455
Short term marketable securities	50,658	127,212
Total cash equivalents and marketable securities	192,503	264,667
Cash	10,739	24,789
Total cash, cash equivalents and marketable securities	$203,242	$289,456

The Company continues to invest in highly rated, highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 are as follows:

	As of		Gross Unrealized Loss
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$52,808	$137,107	$(28)	$(100)

The unrealized loss at June 30, 2012 was insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

See Note 14, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Commitments and Contingencies

As of June 30, 2012, the Company’s material contractual obligations are (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$57,725	$3,365	$6,827	$6,997	$7,168	$7,348	$26,020
Leases	9,985	2,868	1,663	1,576	1,471	1,049	1,358
Software licenses (3)	3,521	3,082	359	80	—	—	—
Acquisition retention bonuses (4)	40,723	—	19,114	19,113	2,496	—	—
Convertible notes	172,500	—	—	172,500	—	—	—
Interest payments related to convertible notes	17,250	4,313	8,625	4,312	—	—	—
Total	$301,704	$13,628	$36,588	$204,578	$11,135	$8,397	$27,378

(1)       The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.0 million including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.0 million in long-term income taxes payable, as of June 30, 2012. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)       The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2012 which are also presented on the Company’s Condensed Consolidated Balance Sheet under current and other long-term liabilities.

(4)       In connection with recent acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $33.3 million of CRI retention bonuses payable on June 3, 2013 and 2014 will be paid in cash or stock at the Company’s election.

Rent expense was approximately $1.2 million and $1.9 million for the three and six months ended June 30, 2012, respectively. Rent expense was approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2011, respectively.

Deferred rent of $0.7 million as of June 30, 2012 was included primarily in other long-term liabilities. Deferred rent of $0.5 million as of December 31, 2011 was included primarily in other long-term liabilities.

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

Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of current and former officers. As of June 30, 2012, the Company had made cumulative payments of approximately $32.0 million on their behalf, including $0.1 million in the quarter ended June 30, 2012. As of June 30, 2011, the Company had made cumulative payments of approximately $17.6 million on their behalf, including $0.7 million in the quarter ended June 30, 2011. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

8.  Stockholders’ Equity and Contingently Redeemable Common Stock

Share Repurchase Program

During the six months ended June 30, 2012, the Company did not repurchase any shares of its Common Stock under its share repurchase program. As of June 30, 2012, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of June 30, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

9. Income Taxes

During the three and six months ended June 30, 2012, the Company calculated its interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because the Company is projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company recorded a provision for income taxes of $3.8 million and $2.1 million for the three months ended June 30, 2012 and 2011, and $7.7 million and $8.9 million for the six months ended June 30, 2012 and 2011, respectively. The provision for income taxes for the three and six months ended June 30, 2012 and 2011, is primarily comprised of withholding taxes and other foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

During the three and six months ended June 30, 2012, the Company paid withholding taxes of $3.7 million and $8.1 million, respectively. During the three and six months ended June 30, 2011, the Company paid withholding taxes of $4.1 million and $8.2 million, respectively.  As the Company continues to maintain a valuation allowance against its U.S. deferred assets, the Company’s tax provision is based primarily on the withholding taxes, other foreign taxes and current state taxes.

As of June 30, 2012, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $149.3 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of June 30, 2012, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the six months ended June 30, 2012, the Company did not significantly change its deferred tax assets. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.

The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.

As of June 30, 2012, the Company had approximately $16.0 million of unrecognized tax benefits, including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.0 million in long-term income taxes payable. If recognized, approximately $2.2 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2011, the Company had $16.6 million of unrecognized tax benefits, including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.6 million in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2012 and December 31, 2011, an insignificant amount of interest and penalties are included in long-term income taxes payable.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,
	2012		2011
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic and diluted net loss per share:
Numerator:
Allocation of undistributed earnings	$—	$(32,216)	$(461)	$(10,124)
Denominator:
Weighted-average common shares outstanding	—	110,553	4,788	105,204
Basic and diluted net loss per share	$—	$(0.29)	$(0.10)	$(0.10)

	Six Months Ended June 30,
	2012		2011
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic and diluted net loss per share:
Numerator:
Allocation of undistributed earnings	$—	$(60,106)	$(652)	$(14,163)
Denominator:
Weighted-average common shares outstanding	—	110,456	4,788	104,021
Basic and diluted net loss per share	$—	$(0.54)	$(0.14)	$(0.14)

*            CRCS — Contingently Redeemable Common Stock

**          Other CS — Common Stock other than CRCS

For the three months ended June 30, 2012 and 2011, options to purchase approximately 12.5 million and 11.5 million shares, respectively, and for the six months ended June 30, 2012 and 2011, options to purchase approximately 11.9 million and 10.0 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended June 30, 2012 and 2011, an additional 6.3 million and 2.1 million shares, respectively, and for the six months ended June 30, 2012 and 2011, an additional 6.5 million and 2.4 million shares, respectively, potentially dilutive shares have been excluded from the weighted average dilutive shares because there were net losses for the periods.

11.  Business Segments and Major Customers

SBG was considered a reportable segment as it met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining immaterial operating segments were combined and shown under “All Other.”

The Company evaluates the performance of its segments based on segment direct operating income (loss). Segment direct operating income (loss) does not include the allocation of any corporate support functions (including human resources, facilities, legal, finance, information technology, corporate development, general administration, corporate licensing and marketing expenses, advanced technology development, and costs of restatement and related legal activities) to the segments. Additionally, certain expenses are not allocated to the operating segments because they are managed at the corporate level and they are not considered in evaluating the segments’ operating performance. Such unallocated corporate level expenses include stock-based compensation expenses, depreciation and amortization expenses, and certain bonus and acquisition expenses. The “Reconciling Items” category includes these unallocated corporate support function expenses as well as corporate level expenses. The presentation of the three and six months ended June 30, 2011 segment data has been updated accordingly to conform with the current segment direct operating income (loss) definition.

The table below presents reported segment revenues and reported segment direct operating income (loss).

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
	SBG	All Other	Total	SBG	All Other	Total
	(In thousands)			(In thousands)
Revenues	$52,138	$4,077	$56,215	$109,226	$9,852	$119,078

Segment direct operating income (loss)	$39,063	$(5,585)	$33,478	$82,668	$(9,016)	$73,652
Reconciling items			(55,227)			(112,959)
Total operating loss			$(21,749)			$(39,307)
Interest and other expense, net			(6,630)			(13,112)
Loss before income taxes			$(28,379)			$(52,419)

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
	SBG	All Other	Total	SBG	All Other	Total
	(In thousands)			(In thousands)
Revenues	$65,775	$439	$66,214	$128,151	$590	$128,741

Gain from settlement	$—	$—	$—	$6,200	$—	$6,200

Segment direct operating income (loss)	$54,929	$(4,224)	$50,705	$111,371	$(7,818)	$103,553
Reconciling items			(53,213)			(97,691)
Total operating income (loss)			$(2,508)			$5,862
Interest and other expense, net			(5,989)			(11,813)
Loss before income taxes			$(8,497)			$(5,951)

The Company’s chief operating decision authority resides with the senior executive management team, which does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2012	2011	2012	2011
Customer A	38%	38%	38%	34%
Customer B	*	13%	*	13%
Customer C	*	12%	10%	12%

* Customer accounted for less than 10% of total revenue in the period

Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
South Korea	$21,468	$25,074	$44,715	$44,218
Japan	15,902	26,649	33,471	56,250
USA	15,280	14,303	31,469	27,802
Canada	1,872	166	3,851	294
Asia-Other	750	15	3,500	163
Europe	943	7	2,072	14
Total	$56,215	$66,214	$119,078	$128,741

12. Amortizable Intangible Assets and Goodwill

Amortizable Intangible Assets

The components of the Company’s intangible assets as of June 30, 2012 and December 31, 2011 were as follows:

		As of June 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Patents	3 to 10 years	$30,193	$(14,979)	$15,214
Customer contracts and contractual relationships	1 to 10 years	32,650	(11,254)	21,396
Existing technology	3 to 10 years	178,470	(29,122)	149,348
Non-compete agreements	3 years	300	(108)	192
Intellectual property	4 years	10,384	(10,384)	—
Total intangible assets		$251,997	$(65,847)	$186,150

		As of December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Patents	3 to 10 years	$28,643	$(12,997)	$15,646
Customer contracts and contractual relationships	1 to 10 years	33,550	(7,148)	26,402
Existing technology	3 to 7 years	159,350	(19,685)	139,665
Non-compete agreements	3 years	400	(158)	242
Intellectual property	4 years	10,384	(10,384)	—
Total intangible assets		$232,327	$(50,372)	$181,955

Amortization expense for intangible assets for the three and six months ended June 30, 2012 was $7.9 million and $15.6 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2011 was $4.0 million and $6.0 million, respectively.

The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts will reduce the favorable contract intangible asset. As of June 30, 2012 and December 31, 2011, the net balance of the favorable contract intangible assets is $6.3 million and $9.9 million, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2012 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2012 (remaining 6 months)	$18,453
2013	34,916
2014	30,774
2015	30,124
2016	29,169
Thereafter	42,714
$186,150

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of the reportable segments for the six months ended June 30, 2012:

	December 31,	Additions to	June 30,
Reportable Segment:	2011	Goodwill (1)	2012
	(In thousands)
SBG	$4,454	$15,451	$19,905
All Other	110,694	8,070	118,764
Total	$115,148	$23,521	$138,669

(1)   The additions to goodwill resulted from two business combinations in the first quarter of 2012. See Note 4, “Acquisitions” for further details.

No goodwill was impaired as of June 30, 2012 and December 31, 2011.

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

On February 15, 2012, Micron and Hynix filed memoranda of costs seeking to recover approximately $1.6 million and $3.0 million, respectively, in alleged costs from Rambus. A hearing on costs was held on June 29, 2012. At the hearing, the court indicated that costs recoverable from Rambus by Micron and Hynix would be reduced to $520,000 and $350,000, respectively. An order has not yet been entered. The Company has accrued $0.9 million related to these costs as of June 30, 2012.

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

On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-08-CV-122444). The complaint alleges violations of certain California state securities statues as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 31, 2010, the plaintiffs filed a second amended complaint. On December 2, 2010, Rambus filed a demurrer to plaintiffs’ second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things. On May 12, 2011, the court sustained Rambus’ demurrer without leave to amend. Judgment in favor of Rambus was entered on June 15, 2011. On August 10, 2011, plaintiffs filed a notice of appeal.  Briefing is complete and no date has been set for oral argument.

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

On March 19, 2012, the parties filed petitions asking the full Commission to review certain aspects of the initial determination. On May 3, 2012, the ITC granted a joint motion by Rambus and MediaTek to terminate the investigation as to MediaTek pursuant to the parties’ settlement agreement. On May 3, 2012, the ITC also determined that it would review the final initial determination issued by the administrative law judge in its entirety. On May 18, 2012, Rambus, the Office of Unfair Import Investigations, and the remaining respondents submitted briefs responding to the ITC’s questions contained in its notice to review the initial determination. On June 1, 2012, Rambus, the Office of Unfair Import Investigations, and the remaining respondents submitted reply briefs.

On July 25, 2012, the ITC issued the notice of its determination to terminate the investigation with a finding of no violation for the following reasons: all of the asserted patent claims are invalid due to anticipation or obviousness, except for certain Dally claims that include multiple-transmitters for which the ITC determined there was no infringement; Rambus did not demonstrate the existence of a domestic industry for both the Barth and Dally patents; the Barth patents are unenforceable under the doctrine of unclean hands; and the Barth patents are exhausted as to one respondent. The determinations, including non-dispositive findings not recited above, will be set forth more fully at a later date in the ITC’s opinion. No indication of when the opinion would issue was given. Rambus’s notice of appeal is not yet due.

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

14. Fair Value of Financial Instruments

The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$136,846	$136,846	$—	$—
Corporate notes, bonds and commercial paper	55,657	—	55,657	—
Total available-for-sale securities	$192,503	$136,846	$55,657	$—

	As of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$127,559	$127,559	$—	$—
Corporate notes, bonds and commercial paper	137,108	—	137,108	—
Total available-for-sale securities	$264,667	$127,559	$137,108	$—

The Company monitors the investment for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company evaluated the fair value of the investment in the non-marketable security as of June 30, 2012 and determined that there were no events that caused a decrease in its fair value below the carrying cost.

The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the six months ended June 30, 2012
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—

	As of December 31, 2011
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2011
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—

For the three and six months ended June 30, 2012 and 2011, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012			As of December 31, 2011
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$140,244	$171,960	$172,500	$133,493	$170,289

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As of June 30, 2012, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the three and six months ended June 30, 2012, the Company has not incurred any impairment loss on its investments.

15. Convertible Notes

The Company’s convertible notes are shown in the following table:

(Dollars in thousands)	As of June 30, 2012	As of December 31, 2011
5% Convertible Senior Notes due 2014 (the “2014 Notes”)	$172,500	$172,500
Unamortized discount	(32,256)	(39,007)
Total convertible notes	$140,244	$133,493
Less current portion	—	—
Total long-term convertible notes	$140,244	$133,493

Interest expense related to the notes for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,156	$4,313	$4,312
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	3,557	3,056	7,067	6,072
Total interest expense on convertible notes	$5,713	$5,212	$11,380	$10,384

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cooper Lighting, LLC	Cooper Lighting
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation	LSI
MediaTek Inc.	MediaTek

Micron Technologies, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
New Business Group	NBG
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
Semiconductor Business Group	SBG
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics N.V.	ST Microelectronics
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba

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

As of June 30, 2012, our semiconductor, lighting, display, security and other technologies are covered by 1,684 U.S. and foreign patents. Additionally, we have 1,264 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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

We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our solutions license offerings include a range of solutions developed by Rambus that we provide to our customers under license for incorporation into their digital electronics products and systems. We offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, supply chain consulting and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

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

We also derive additional revenue by licensing a range of technology solutions to customers for use in their digital electronics products and systems. Our customers include leading companies such as Elpida, GE, IBM, Panasonic, Samsung, Sony and Toshiba. Due to the often complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductor and system products. Licensees may also receive, in addition to their solutions license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.

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

Executive Summary

On June 20, 2012, our Board of Directors appointed Dr. Ronald D. Black as our new president and chief executive officer. The hiring of Dr. Black reflects the completion of our search announced in February 2012 for a new chief executive officer, and the retirement of Harold Hughes from the role of president and chief executive officer. Mr. Hughes will continue in his role as a member of our Board of Directors. Also during the second quarter of 2012, we signed a license agreement with Cooper Lighting and completed a stock option exchange program. See Note 5, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion regarding the stock option exchange program.

Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses in the aggregate for the three months ended June 30, 2012 increased $15.3 million as compared to the same periods in 2011 primarily due to increased headcount related costs of $4.4 million from additional employees to support our development efforts, increased amortization expense related to intangible assets acquired during the past twelve months of $3.8 million and the accrual of retention bonuses related to acquisitions from the past twelve months of $4.1 million. Our engineering expenses in the aggregate for the six months ended June 30, 2012 increased $34.5 million as compared to the same periods in 2011 primarily due to increased headcount related costs of $7.8 million from additional employees to support our development efforts, increased amortization expense related to intangible assets acquired during the past twelve months of $8.8 million and the accrual of retention bonuses related to acquisitions from the past twelve months of $11.0 million.

Marketing, general and administrative expenses in the aggregate decreased $5.5 million for the three months ended June 30, 2012 as compared to the same periods in 2011 primarily due to lower litigation expenses of $7.0 million and lower acquisition diligence costs of $1.7 million, offset by increased headcount related costs of $2.0 million from the increase in employees to support our business and the accrual of the retention bonuses related to acquisitions from the past twelve months of $0.9 million. Marketing, general and administrative expenses in the aggregate decreased $3.5 million for the six months ended June 30, 2012 as compared to the same periods in 2011 primarily due to lower litigation expenses of $12.1 million offset by increased headcount related costs of $3.2 million from the increase in employees to support our business, the accrual of the retention bonuses related to acquisitions from the past twelve months of $2.1 million and increased costs related to sales and marketing events of $1.8 million.

Trends

There are a number of trends that may or will have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, and global economic conditions with the resulting impact on sales of consumer electronic systems.

We have a high degree of revenue concentration, with our top five licensees representing approximately 71% and 72% of our revenue for the three and six months ended June 30, 2012, respectively, as compared to 77% and 75% for the three and six months ended June 30, 2011, respectively. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the three months ended June 30, 2012, revenue from Samsung accounted for 10% or more of our total revenue. For the six months ended June 30, 2012, revenue from NVIDIA and Samsung each accounted for 10% or more of our total revenue. For the three and six months ended June 30, 2011, revenue from Elpida, NVIDIA and Samsung each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

The semiconductor industry is intensely competitive and highly cyclical, limiting our visibility with respect to future sales. To the extent that macroeconomic fluctuations negatively affect our principal licensees, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. In February 2012, Elpida, one of our top 10 licensees by revenue for the past two years, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips, among other reasons which may impact our future revenue. Additionally, our royalty revenue from certain licensees in the DRAM market, such as Samsung and Elpida, are variable and are based on our licensees’ revenue two quarters in arrears. As the DRAM market declined in the second half of 2011, our revenue for the six months ended June 30, 2012 was negatively impacted. However, we have begun to see an uptick in DRAM industry in the beginning of 2012 which we expect will have a positive impact to our revenue in the second half of 2012.

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

Our revenue from companies headquartered outside of the United States accounted for approximately 73% and 74% of our total revenue for the three and six months ended June 30, 2012, respectively, as compared to 78% for both the three and six months ended June 30, 2011. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international licensees have been denominated in

U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed semiconductors sold by our foreign licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed semiconductors could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.

For additional information concerning international revenue, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Engineering costs in the aggregate and as a percentage of revenue increased for the three and six months ended June 30, 2012, as compared to the same periods in the prior year. In the near term, we expect engineering costs to be higher than in 2011 as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovations in semiconductor, lighting, security and other technologies.

Marketing, general and administrative expenses in the aggregate decreased and as a percentage of revenue increased for the three and six months ended June 30, 2012, as compared to the same periods in the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high and difficult to predict and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future. If we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We expect to continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will cause litigation expenses to remain significant until such litigation is resolved.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Royalties	99.1%	92.1%	98.9%	93.4%
Contract revenue	0.9%	7.9%	1.1%	6.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	13.1%	9.2%	12.2%	7.2%
Research and development*	68.2%	36.5%	64.4%	36.8%
Marketing, general and administrative*	57.3%	57.0%	56.3%	54.7%
Costs of restatement and related legal activities	0.1%	1.1%	0.1%	1.5%
Gain from settlement	—%	—%	—%	(4.8)%
Total operating costs and expenses	138.7%	103.8%	133.0%	95.4%
Operating income (loss)	(38.7)%	(3.8)%	(33.0)%	4.6%
Interest income and other income (expense), net	0.2%	0.2%	0.2%	0.2%
Interest expense	(12.0)%	(9.2)%	(11.2)%	(9.4)%
Interest and other income (expense), net	(11.8)%	(9.0)%	(11.0)%	(9.2)%
Loss before income taxes	(50.5)%	(12.8)%	(44.0)%	(4.6)%
Provision for income taxes	6.8%	3.2%	6.5%	6.9%
Net loss	(57.3)%	(16.0)%	(50.5)%	(11.5)%

* Includes stock-based compensation:

Cost of revenue	0.0%	0.4%	0.0%	0.3%
Research and development	4.7%	3.8%	4.5%	3.9%
Marketing, general and administrative	6.4%	6.4%	6.4%	6.9%

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Total Revenue
Royalties	$55.7	$61.0	(8.6)%	$117.8	$120.2	(2.0)%
Contract revenue	0.5	5.2	(90.6)%	1.3	8.5	(84.6)%
Total revenue	$56.2	$66.2	(15.1)%	$119.1	$128.7	(7.5)%

Royalty Revenue

Patent Licenses

Our patent royalties decreased approximately $4.1 million to $51.2 million for the three months ended June 30, 2012 from $55.3 million for the same period in 2011. The decrease was primarily due to the lower royalties reported by certain licensees in the semiconductor industry and expiration of a patent license agreement.  The decreased revenue is partially offset by revenue recognized from various new patent license agreements signed in the second half of 2011 as well as revenue from patent license agreements acquired from the CRI acquisition.

Our patent royalties increased approximately $2.5 million to $108.9 million for the six months ended June 30, 2012 from $106.4 million for the same period in 2011. The increase was primarily due to the complete allocation of Samsung’s quarterly license payment to revenue since the second quarter of 2011 and revenue recognized from agreements signed in the past year as well as patent license agreements acquired from the CRI acquisition, offset by lower royalties reported by certain licensees in the semiconductor industry and expiration of a patent license agreement in the second quarter of 2011.

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

Solutions Licenses

Royalties from solutions licenses decreased approximately $1.2 million to $4.5 million for the three months ended June 30, 2012 from $5.7 million for the same period in 2011. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies.

Royalties from solutions licenses decreased approximately $4.9 million to $8.9 million for the six months ended June 30, 2012 from $13.8 million for the same period in 2011. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDRTM DRAM associated with decreased shipments of the Sony PlayStation®3 product.

In the future, we expect solutions royalties will continue to vary from period to period based on our licensees’ shipment volumes, sales prices, and product mix.

Contract Revenue

Contract revenue decreased approximately $4.7 million to $0.5 million for the three months ended June 30, 2012 from $5.2 million for the same period in 2011. Contract revenue decreased approximately $7.2 million to $1.3 million for the six months ended June 30, 2012 from $8.5 million for the same period in 2011. The decrease in both periods was primarily due to absence of new technology development contracts in 2012.

We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.

Engineering costs:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Engineering costs
Cost of revenue	$0.1	$2.3	(97.5)%	$0.3	$3.3	(92.3)%
Amortization of intangible assets	7.2	3.5	108.4%	14.2	5.5	161.1%
Stock-based compensation	0.0	0.3	(98.3)%	0.0	0.4	(96.3)%
Total cost of revenue	7.3	6.1	21.2%	14.5	9.2	57.5%
Research and development	35.7	21.7	64.4%	71.4	42.5	67.8%
Stock-based compensation	2.6	2.5	5.7%	5.3	5.0	7.0%
Total research and development	38.3	24.2	58.3%	76.7	47.5	61.4%
Total engineering costs	$45.6	$30.3	50.9%	$91.2	$56.7	60.8%

Total engineering costs increased for the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to increased headcount related costs of $4.4 million from additional employees to support our development efforts, increased amortization expense related to intangible assets acquired during the past twelve months of $3.8 million, the accrual of the retention bonuses related to acquisitions from the past twelve months of $4.1 million and increased consulting costs of $1.4 million.

Total engineering costs increased for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to increased headcount related costs of $7.8 million from additional employees to support our development efforts, increased amortization expense related to intangible assets acquired during the past twelve months of $8.8 million, the accrual of the retention bonuses related to acquisitions from the past twelve months of $11.0 million and increased consulting costs of $3.1 million.

In the near term, we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.

Marketing, general and administrative costs:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$24.1	$22.0	9.7%	$50.8	$40.9	24.4%
Litigation expense	4.5	11.5	(60.9)%	8.6	20.7	(58.4)%
Stock-based compensation	3.6	4.2	(15.8)%	7.6	8.9	(15.0)%
Total marketing, general and administrative costs	$32.2	$37.7	(14.7)%	$67.0	$70.5	(4.9)%

Total marketing, general and administrative costs decreased for the three months ended June 30, 2012 as compared to the same period in 2011, which included a decrease in litigation expenses related to ongoing major cases of $7.0 million. Non-litigation related marketing, general and administrative costs increased in the second quarter of 2012 primarily due to increased headcount related costs of $2.0 million from the increase in employees to support our business, the accrual of the retention bonuses related to acquisitions from the past twelve months of $0.9 million offset by lower acquisition diligence costs of $1.7 million.

Total marketing, general and administrative costs decreased for the six months ended June 30, 2012 as compared to the same period in 2011, which included a decrease in litigation expenses related to ongoing major cases of $12.1 million. Non-litigation related marketing, general and administrative costs increased for the six months ended 2012 primarily due to increased headcount related costs of $3.2 million from the increase in employees to support our business, the accrual of the retention bonuses related to acquisitions from the past twelve months of $2.1 million, increased consulting costs of $1.4 million and increased costs related to sales and marketing events of $1.8 million.

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

Cost of restatement and related legal activities:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Cost of restatement and related legal activities	$0.1	$0.7	(88.3)%	$0.1	$1.9	(94.0)%

Cost of restatement and related legal activities consist primarily of settlement payments, investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.

Cost of restatement and related legal activities were $0.1 million for both the three and six months ended June 30, 2012 primarily due to a relative lack of litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.

Gain from settlement:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Gain from settlement	$—	$—	—%	$—	$6.2	(100.0)%

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

Interest and other income (expense), net:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Interest income and other income (expense), net	$0.1	$0.1	(34.1)%	$0.2	$0.3	(37.5)%
Interest expense	(6.7)	(6.1)	9.7%	(13.3)	(12.1)	9.8%
Interest and other income (expense), net	$(6.6)	$(6.0)	10.7%	$(13.1)	$(11.8)	11.0%

Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities.

Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) as well as the coupon interest related to the 2014 Notes. We expect our non-cash interest expense to increase steadily as the 2014 Notes reach maturity.

Provision for income taxes:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Provision for income taxes	$3.8	$2.1	83.8%	$7.7	$8.9	(13.3)%
Effective tax rate	(13.5)%	(24.6)%		(14.7)%	(148.9)%

Our effective tax rates for the three and six months ended June 30, 2012 were different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded, partially offset by foreign tax credits. During the quarter ended June 30, 2012, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we are projecting losses in which a tax benefit cannot be recognized.

During the three and six months ended June 30, 2012, we paid withholding taxes of $3.7 million and $8.1 million, respectively. We recorded a provision for income taxes of $3.8 million and $7.7 million, respectively, for the three and six months ended June 30, 2012, which is primarily comprised of withholding taxes and other foreign taxes. As we continue to maintain a valuation allowance against our U.S. deferred tax assets, our tax provision is based primarily on the withholding taxes, other foreign taxes and state taxes.

Our effective tax rates for the three and six months ended June 30, 2011 were different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded, partially offset by foreign tax credits.

Liquidity and Capital Resources

	As of
	June 30, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$152.6	$162.2
Marketable securities	50.6	127.2
Total cash, cash equivalents, and marketable securities	$203.2	$289.4

	Six Months Ended June 30,
	2012	2011
	(In millions)
Net cash provided by (used in) operating activities	$(30.6)	$15.4
Net cash provided by (used in) investing activities	$19.9	$(64.6)
Net cash provided by financing activities	$1.0	$13.6

Liquidity

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the six months ended June 30, 2012 were funded primarily from maturities of marketable securities.

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

Operating Activities

Cash used in operating activities of $30.6 million for the six months ended June 30, 2012 was primarily attributable to the net loss adjusted for certain non-cash items including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the six months ended June 30, 2012 primarily included decreases in prepaid expenses and other assets, offset by decreases in accounts payable due to the timing of vendor payments and accrued salaries due to the retention bonus payments.

Cash provided by operating activities of $15.4 million for the six months ended June 30, 2011 was attributable to the net loss adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the six months ended June 30, 2011 primarily included decreases in accrued salaries due to the payout of the 2010 corporate incentive plan and the bonus related to the Samsung settlement, offset by increases in deferred revenue and accounts payable.

Investing Activities

Cash provided by investing activities of $19.9 million for the six months ended June 30, 2012 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $125.8 million, offset by cash paid for purchases of available-for-sale marketable securities of $49.6 million and the acquisition of Unity and other business of $46.3 million, net of cash acquired.  In addition, we paid $8.3 million to acquire property, plant and equipment, primarily computer equipment and software, and $1.6 million for intangible assets.

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

Financing Activities

Cash provided by financing activities was $1.0 million for the six months ended June 30, 2012 primarily due to proceeds of $1.2 million from issuance of common stock under equity incentive plans, partially offset by $0.1 million in payments under installment payment arrangement for fixed assets.

Cash provided by financing activities was $13.6 million for the six months ended June 30, 2011 primarily due to the proceeds of $7.0 million received from the landlord for the tenant improvements related to the lease in Sunnyvale and $8.0 million from issuance of common stock under equity incentive plans. We also made payments of $0.9 million related to the principal payments against the lease financing obligation and $0.4 million under an installment payment plan to acquire intangible assets.

Contractual Obligations

As of June 30, 2012, our material contractual obligations are (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$57,725	$3,365	$6,827	$6,997	$7,168	$7,348	$26,020
Leases	9,985	2,868	1,663	1,576	1,471	1,049	1,358
Software licenses (3)	3,521	3,082	359	80	—	—	—
Acquisition retention bonuses (4)	40,723	—	19,114	19,113	2,496	—	—
Convertible notes	172,500	—	—	172,500	—	—	—
Interest payments related to convertible notes	17,250	4,313	8,625	4,312	—	—	—
Total	$301,704	$13,628	$36,588	$204,578	$11,135	$8,397	$27,378

(1)

The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.0 million including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.0 million in long-term income taxes payable, as of June 30, 2012. As noted in Note 9, “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)

We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2012 which are also presented on our Condensed Consolidated Balance Sheet under current and other long-term liabilities.

(4)

In connection with recent acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The remaining $33.3 million of CRI retention bonuses payable on June 3, 2013 and 2014 will be paid in cash or stock at our election.

Share Repurchase Program

During the six months ended June 30, 2012, we did not repurchase any shares of our Common Stock. As of June 30, 2012, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of June 30, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.

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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of June 30, 2012, we had an investment portfolio of fixed income marketable securities of $192.5 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2012, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$136,846	$136,846	$—	$—	0.01%
Corporate notes, bonds and commercial paper	55,657	55,685	—	(28)	0.18%
Total cash equivalents and marketable securities	192,503	192,531	—	(28)
Cash	10,739	10,739	—	—
Total cash, cash equivalents and marketable securities	$203,242	$203,270	$—	$(28)

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%
Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—
Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of June 30, 2012:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$171,960	$189,156	$154,764

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and Italy and small business development offices in Germany, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2012, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The semiconductor industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles and cyclical market patterns. Significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints can affect the highly cyclical semiconductor industry. The economic downturn of the past several years impacted the semiconductor industry, and the threats of further regional or worldwide downturn are evident today. As a result, we may achieve a reduced number of licenses, tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial period-to-period fluctuations in our operating results.

Many of our customers operate in industries that experience significant declines as a result of the recent economic downturns. In particular, DRAM manufacturers, which make up many of our existing and potential licensees, have suffered material losses and other adverse effects to their businesses.  Pressures on the DRAM businesses may result in industry consolidation as companies seek to reduce costs and improve profitability through business combinations. Consolidation among our existing DRAM and other customers may result in loss of revenues under existing license agreements. Consolidation among companies in the DRAM and other industries within which we license our technology may reduce the number of future licensees for our products and services. In either case, consolidation in the DRAM and other industries in which we operate may negatively impact our short-term and long-term business prospects, licensing revenues and results of operations.   For example, in February 2012, Elpida, one of our top 10 licensees by revenue for the past two years, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips, among other reasons, and on July 2, 2012, Micron Technology, Inc. announced that it entered into a definitive sponsor agreement for Micron to acquire and support Elpida, expected to close in the first half of 2013 subject to numerous closing conditions and approvals.  While we have, to date, received the licensing fees owed to us by Elpida, we cannot predict the impact of these transactions on the Elpida license or on any future renewal with Elpida.

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

If new competitors, technological advances by existing competitors, our entry into new markets and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the six months ended June 30, 2012 and 2011, research and development expenses were $76.7 million and $47.5 million, respectively, including stock-based compensation of approximately $5.4 million and $5.0 million, respectively. For the years ended December 31, 2011 and 2010, research and development expenses were $115.7 million and $92.7 million, respectively, including stock-based compensation of approximately $10.5 million and $10.2 million, respectively. Research and development expenses also include amounts for retention bonuses for employees hired as a result of acquisitions, which will be incurred in greater amounts in 2012 as compared to prior years. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of acquisitions and our investment in new technologies. In order to grow, including entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future as our technology development efforts continue.

Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.

We have a high degree of revenue concentration. Our top five licensees for each reporting period represented approximately 72% and 75% of our revenues for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, revenues from NVIDIA and Samsung each accounted for 10% or more of our total revenue. For the six months ended June 30, 2011, revenue from Elpida, NVIDIA and Samsung each accounted for 10% or more of our total revenue. Our top five licensees for each reporting period represented approximately 66% and 85% of our revenues for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, revenues from Elpida, NVIDIA and Samsung, each accounted for 10% or more of our revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

In addition, some of our commercial agreements require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price.

The particular licensees which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewal of existing contracts, industry consolidation, including the pending acquisition of Elpida by Micron and the combination in 2010 of NEC and Renesas, and the volumes and prices at which the licensees have recently sold licensed semiconductors to system companies. These variations are expected to continue in the foreseeable future.

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

Any downturn in economic conditions or other business factors could threaten the financial health of our counterparties, including companies with whom we have entered into licensing arrangements, settlement agreements or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us under licenses, settlement agreements or litigation judgments. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of a bankruptcy proceedings. For example, in February 2012, Elpida, one of our top 10 licensees by revenue for the past two years, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips, among other reasons, and on July 2, 2012, Micron Technology, Inc. announced that it entered into a definitive sponsor agreement for Micron to acquire and support Elpida, expected to close in the first half of 2013 subject to numerous closing conditions and approvals.  In addition, in 2009, two of our counterparties, Qimonda and Spansion, were subject to insolvency proceedings in their applicable jurisdictions as a result of a downturn in business which led to lower than anticipated or no payment to us. If we are unable to collect royalties or any other payments owed to us or if counterparties such as Elpida are unable to exit bankruptcy proceedings or we otherwise suffer a loss of business as a result of such proceedings, including due to any change in business after the acquisition of our counterparty out of such proceedings, or if other of our counterparties enter into bankruptcy or otherwise seek to renegotiate their financial obligations to us as a result of the deterioration of their financial health, our business and results of operations may be affected adversely.

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

As part of our strategic initiatives, we evaluate and engage in investments in or acquisitions of companies, products, patents or technologies, and the entry into strategic transactions or other arrangements. We have completed a number of acquisitions from 2009 to date, including the acquisition of CRI in 2011, our largest transaction to date. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing our acquisitions, we may experience difficulty integrating personnel and operations, which could negatively affect our operating results. In addition:

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

For the six months ended June 30, 2012 and 2011, revenue received from our international customers constituted approximately 74% and 78% of our total revenue, respectively. For the years ended December 31, 2011 and 2010, revenue received from our international customers constituted approximately 67% and 93%, respectively, of our total revenue. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We currently have international design operations in India and Italy and business development operations in Japan, Korea, Taiwan and Germany. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

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

Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, who can enhance our existing technologies and introduce new technologies. Competition for qualified personnel, particularly those with significant industry experience, is intense, in particular in the San Francisco Bay Area where we are headquartered and in the area of Bangalore, India where we have a design center. We are also dependent upon our senior management personnel.  In addition, in June 2012, we appointed Dr. Ronald Black as our new chief executive officer. The loss of the services of any of our senior management personnel, or key sales personnel in critical markets, or critical members of staff, or of a significant number of our engineers, and any changes in our strategic direction or business as a result of having new senior management, could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.

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

We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. Existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.

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

As a result of increased uncertainty regarding current and future market conditions and dynamics and the decline in our stock price, making a judgment on the value of our goodwill asset is becoming increasingly difficult, and may require management to perform an assessment on the value of goodwill more frequently.

To the extent that the market stock prices are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we experience significant decreases in revenues, profitability, our stock price may continue to be adversely affected. Our stock price has had a precipitous decline over the last 18 months, and may continue to decrease and be subject to extreme volatility. Although the stock price is just one factor in the calculation of fair value, if the stock price declines further, reaching the conclusion that fair value exceeds carrying value of goodwill, over time, the judgment of asset value will become increasingly more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce the recorded amount of goodwill with a corresponding charge to our earnings, which will adversely impact our results of operations.

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

RAMBUS INC.

Date: July 30, 2012	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated February 23, 2012.

10.1(4)*	2006 Equity Incentive Plan, as amended.

10.2(5)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.

10.3(4)*	2006 Employee Stock Purchase Plan, as amended.

10.4(6)*	Employment Agreement between the Company and Ronald Black, dated as of June 22, 2012.

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

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 8-K filed on February 28, 2012.

(4)	Incorporated by reference to the Form 8-K filed on May 1, 2012.

(5)	Incorporated by reference to the Form 8-K filed on May 16, 2006.

(6)	Incorporated by reference to the Form 8-K filed on June 25, 2012.