Form 10-Q
period 2012-09-30
RAMBUS INC
filed 2012-10-29
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-22339
_______________________________
RAMBUS INC.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	94-3112828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1050 Enterprise Way, Suite 700, Sunnyvale, CA 94089
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (408) 462-8000
_______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 110,879,633 as of September 30, 2012.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our or our licensees’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in renewing license agreements;

•	Technology product development;

•	Outcome and effect of current and potential future intellectual property litigation and other significant litigation;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Write-down of assets;

•	Pricing policies of our licensees;

•	Changes in our strategy and business model;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	The level and terms of our outstanding debt;

•	Resolution of the governmental agency matters involving us;

•	Litigation expenses;

•	Protection of intellectual property;

•	Terms of our licenses and amounts owed under license agreements;

•	Indemnification and technical support obligations;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders; and

•	Likelihood of paying dividends or repurchasing securities.
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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$152,206	$162,244
Marketable securities	54,880	127,212
Accounts receivable	452	1,026
Prepaids and other current assets	9,759	8,096
Deferred taxes	1,807	2,798
Total current assets	219,104	301,376
Intangible assets, net	160,408	181,955
Goodwill	124,969	115,148
Property, plant and equipment, net	84,255	81,105
Deferred taxes, long-term	7,575	7,531
Other assets	5,514	6,539
Total assets	$601,825	$693,654
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,841	$16,567
Accrued salaries and benefits	29,785	31,763
Accrued litigation expenses	10,035	10,502
Other accrued liabilities	13,448	6,479
Total current liabilities	61,109	65,311
Convertible notes, long-term	143,875	133,493
Long-term imputed financing obligation	45,878	43,793
Long-term income taxes payable	9,383	9,946
Other long-term liabilities	10,754	11,317
Total liabilities	270,999	263,860
Commitments and contingencies (Notes 7 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 110,879,633 shares at September 30, 2012 and 110,267,145 shares at December 31, 2011	111	110
Additional paid-in capital	1,068,871	1,049,716
Accumulated deficit	(737,847)	(619,643)
Accumulated other comprehensive loss	(309)	(389)
Total stockholders’ equity	330,826	429,794
Total liabilities and stockholders’ equity	$601,825	$693,654
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue:
Royalties	$57,361	$96,216	$175,127	$216,421
Contract revenue	169	4,047	1,481	12,583
Total revenue	57,530	100,263	176,608	229,004
Operating costs and expenses:
Cost of revenue*	7,529	7,425	22,032	16,632
Research and development*	30,674	32,318	107,415	79,855
Marketing, general and administrative*	24,255	48,952	91,283	119,416
Restructuring charges	6,622	—	6,622	—
Impairment of goodwill and long-lived assets	35,471	—	35,471	—
Costs of restatement and related legal activities	79	832	192	2,703
Gain from settlement	—	—	—	(6,200)
Total operating costs and expenses	104,630	89,527	263,015	212,406
Operating income (loss)	(47,100)	10,736	(86,407)	16,598
Interest income and other income (expense), net	(12)	172	175	471
Interest expense	(7,121)	(6,350)	(20,420)	(18,462)
Interest and other income (expense), net	(7,133)	(6,178)	(20,245)	(17,991)
Income (loss) before income taxes	(54,233)	4,558	(106,652)	(1,393)
Provision for income taxes	3,865	4,080	11,552	12,944
Net income (loss)	$(58,098)	$478	$(118,204)	$(14,337)
Net income (loss) per share:
Basic	$(0.52)	$0.00	$(1.07)	$(0.13)
Diluted	$(0.52)	$0.00	$(1.07)	$(0.13)
Weighted average shares used in per share calculation:
Basic	110,826	112,334	110,580	109,997
Diluted	110,826	115,552	110,580	109,997
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$5	$90	$20	$499
Research and development	$2,221	$2,775	$7,572	$7,777
Marketing, general and administrative	$2,863	$4,354	$10,438	$13,262
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net income (loss)	$(58,098)	$478	$(118,204)	$(14,337)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	8	(79)	80	(46)
Total comprehensive income (loss)	$(58,090)	$399	$(118,124)	$(14,383)
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(118,204)	$(14,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and long-lived assets	35,471	—
Stock-based compensation	18,030	21,538
Depreciation	9,583	8,588
Amortization of intangible assets	23,535	12,908
Non-cash interest expense and amortization of convertible debt issuance costs	10,856	9,326
Deferred tax benefit	(39)	(3,413)
Non-cash acquisition of patents	—	(3,000)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	574	2,823
Prepaid expenses and other assets	6,744	5,550
Accounts payable	(9,171)	12,559
Accrued salaries and benefits and other accrued liabilities	4,009	(9,475)
Accrued litigation expenses	(467)	5,770
Income taxes payable	(665)	2,174
Net cash provided by (used in) operating activities	(19,744)	51,011
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(46,278)	(167,381)
Purchases of marketable securities	(77,562)	(94,189)
Maturities of marketable securities	149,486	254,322
Purchases of property, plant and equipment	(15,802)	(14,950)
Acquisition of intangible assets	(1,700)	(210)
Proceeds from sale of marketable security	—	11
Net cash provided by (used in) investing activities	8,144	(22,397)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	1,728	9,482
Payments under installment payment arrangement	(149)	(861)
Principal payments against lease financing obligation	(17)	(453)
Proceeds from landlord for tenant improvements	—	8,800
Payment to redeem contingently redeemable common stock pursuant to the settlement agreement with Samsung	—	(100,000)
Net cash provided by financing activities	1,562	(83,032)
Net decrease in cash and cash equivalents	(10,038)	(54,418)
Cash and cash equivalents at beginning of period	162,244	215,262
Cash and cash equivalents at end of period	$152,206	$160,844

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$2,686	$1,194
Non-cash obligation for property, plant and equipment	$2,008	$—
Common stock issued pursuant to acquisition	$—	$88,438
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
In September 2011, the FASB amended its guidance to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment became effective for the Company’s interim period ended March 31, 2012. This guidance did not materially impact the Company’s financial position or results of operations.

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
The settlement with Samsung is a multiple element arrangement for accounting purposes. For a multiple element arrangement, the Company is required to determine the fair value of the elements. The Company considered several factors in determining the accounting fair value of the elements of the settlement with Samsung which included a third party valuation using an income approach, the Black-Scholes-Merton option pricing model and a residual approach (collectively the “Fair Value”). The total gain related to the settlement with Samsung of $133.0 million was recognized through the end of the first quarter of 2011, of which $6.2 million was recognized in the first quarter of 2011. The gain from settlement represents the Fair Value of the cash consideration allocated to the settlement of the antitrust litigation and the residual value of other elements.

4. Acquisitions
Unity Semiconductor Corporation
On February 3, 2012, the Company completed its acquisition of a privately-held company, Unity Semiconductor Corporation (“Unity”), by acquiring all issued and outstanding shares of capital stock of Unity. Pursuant to the merger agreement on February 3, 2012, a wholly-owned subsidiary of the Company merged with and into Unity, with Unity as the surviving corporation. Under the terms of the merger agreement, the purchase price was $35.0 million subject to certain post-closing adjustments to the purchase price which were applied as of the end of the second quarter of 2012. In addition to the purchase consideration, the Company agreed to pay an aggregate of $5.0 million in retention bonuses to certain Unity employees over the next three years. The retention bonus payouts are subject to the condition of employment, and therefore, will be treated as compensation and expensed as incurred on a graded attribution basis. Of the purchase price, approximately $5.5 million in cash was deposited into an escrow account until August 3, 2013 to fund any indemnification obligations to the Company following the consummation of the merger. The Company acquired Unity’s technology and a portfolio of non-volatile solid state memory patents. The solid state memory technology is a potential successor to the current NAND flash technology, or could be otherwise deployed in the growing non-volatile memory market. This memory technology has been designed to accelerate the commercialization of the Terabit generation of non-volatile memories. Devices using this technology are expected to achieve higher density, faster performance, lower manufacturing costs and greater data reliability than NAND Flash.  Unity is part of the Semiconductor Business Group (“SBG”) reportable segment. The Company incurred approximately $0.6 million in direct acquisition costs in connection with the acquisition which were expensed as incurred.
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
Other Acquisition Activities
For the nine months ended September 30, 2012, the Company entered into one additional business combination and two patent and technology acquisitions for $13.2 million to expand the Company's existing technology, which resulted in approximately $8.1 million of goodwill, $4.1 million of intangible assets (weighted average useful life of 6 years) and $1.0 million of other assets. The business combination is part of the Mobile Technology Division (“MTD”) reporting unit which is part of the "All Other" reportable segment.
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

5. Equity Incentive Plans and Stock-Based Compensation
As of September 30, 2012, 2,217,785 shares of the 21,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant which included an increase of 6,500,000 shares approved by stockholders on April 26, 2012. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) and the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) will continue to govern awards previously granted under those plans.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2011	2,812,876
Increase in shares approved for issuance	6,500,000
Stock options granted (1)	(7,592,911)
Stock options forfeited (2)	1,201,539
Stock options expired under former plans	(101,562)
Nonvested equity stock and stock units granted (3)	(760,130)
Nonvested equity stock and stock units forfeited (3)	157,973
Total available for grant as of September 30, 2012	2,217,785
_________________________________________

(1)	Amount includes 2,840,986 shares that were granted from the stock option exchange program (discussed below).

(2)	Amount excludes 6,449,255 shares that were surrendered from the stock option exchange program (discussed below) as the shares are no longer available for grant.

(3)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

Stock Option Exchange Program
On April 26, 2012, at the 2012 Annual Meeting of Stockholders, the Company’s stockholders approved a one-time stock option exchange program (“option exchange”) for the employees other than the Company’s named executive officers, senior vice presidents and members of its Board of Directors, which allowed employees to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of the Company’s common stock on the replacement grant date. On June 22, 2012, the Company completed this offer. A total of 333 eligible employees participated in the option exchange. Pursuant to the terms and conditions of the option exchange, the Company accepted for exchange options totaling 6,449,255, representing approximately 87% of the total number of options eligible for exchange. All surrendered options were canceled effective as of the expiration of the option exchange, and immediately thereafter, in exchange therefore, the Company granted new options with an exercise price of $5.63 per share (representing the closing price of its common stock on June 22, 2012, as reported on the NASDAQ Global Select Market) to purchase an aggregate of 2,840,986 shares of common stock under the 2006 Plan. New options have a new contractual term of the longer of the original remaining contractual term of the surrendered options or five years, and generally will vest over a three-year period from the date of grant, with one-third of the shares vesting on the first year anniversary of the grant date and the remaining shares vesting monthly for the twenty-four months thereafter.  The fair value of the new options granted was measured as the total of the unrecognized compensation cost of the original options surrendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the original options immediately before cancellation. As a result of the option exchange, the total incremental compensation cost of the new options was approximately $1.0 million. The total remaining unrecognized compensation cost related to the original options of $19.9 million and the incremental compensation cost of the new options granted of $1.0 million will be recognized over the three years requisite service period.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 1999 Plan and 2006 Plan for the nine months ended September 30, 2012 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2012.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2011	14,587,596	$19.73
Options granted	7,592,911	5.83
Options exercised	(221,934)	4.44
Options forfeited	(1,201,539)	11.74
Options surrendered in stock option exchange program	(6,449,255)	21.11
Outstanding as of September 30, 2012	14,307,779	12.64	6.22	$1,506
Vested or expected to vest at September 30, 2012	12,492,826	13.48	5.84	1,173
Options exercisable at September 30, 2012	6,386,017	19.29	3.66	—

Included in stock options granted during the nine months ended September 30, 2012 are 1,745,000 stock options that contain a market condition. These options vest in three years if specified stock prices are achieved. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. As of September 30, 2012, there were 1,485,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. No options containing market conditions were outstanding as of December 31, 2011.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2012, based on the $5.54 closing stock price of Rambus’ Common Stock on September 28, 2012 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2012 was 1,123,424 and 0, respectively.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 169,398 shares at a price of $4.21 per share during the nine months ended September 30, 2012. The Company issued 146,034 shares at a price of $16.50 per share during the nine months ended September 30, 2011. As of September 30, 2012, 1,644,566 shares under the ESPP remain available for issuance which includes an increase of 1,500,000 shares approved by stockholders on April 26, 2012.
Stock-Based Compensation
For the nine months ended September 30, 2012 and 2011, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
Stock Options
During the three and nine months ended September 30, 2012, the Company granted 2,590,711 and 7,592,911 stock options (including options granted in the stock option exchange program and options granted that contain a market condition), respectively, with an estimated total grant-date fair value of $3.2 million and $32.3 million, respectively. During the three and nine months ended September 30, 2012, Rambus recorded stock-based compensation expense related to stock options of $3.6 million and $11.9 million, respectively.
During the three and nine months ended September 30, 2011, the Company granted 487,550 and 2,199,761 stock options, respectively, with an estimated total grant-date fair value of $4.6 million and $22.9 million, respectively. During the three and nine months ended September 30, 2011, Rambus recorded stock-based compensation expense related to stock options of $5.0 million and $15.2 million, respectively.
As of September 30, 2012, there was $31.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested as of September 30, 2012 was $84.7 million.
The total intrinsic value of options exercised was $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively. The total intrinsic value of options exercised was $1.7 million and $5.7 million for the three and nine months ended September 30, 2011, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the nine months ended September 30, 2012, net proceeds from employee stock option exercises totaled approximately $1.0 million.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2012, the Company recorded compensation expense related to the ESPP of $0.6 million and $1.9 million, respectively. For the three and nine months ended September 30, 2011, the Company recorded compensation expense related to the ESPP of $0.5 million and $1.3 million, respectively. As of September 30, 2012, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over one month.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2012 and 2011 calculated in accordance with accounting for share-based payments.
Valuation Assumptions
The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented:

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock Option Plans
Expected stock price volatility	65%	75%	60-68%	50-75%
Risk free interest rate	0.6%	2.3%	0.6-0.9%	2.3-2.8%
Expected term (in years)	5.5	6.1	5.5-5.7	6.0-6.1
Weighted-average fair value of stock options granted to employees	$3.06	$9.48	$3.61	$10.43
During the three months ended September 30, 2012, the Company granted 1,745,000 stock options that contain a market condition. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted-average fair value associated with these market condition options was immaterial.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2012	2011
Employee Stock Purchase Plan
Expected stock price volatility	63%	56%
Risk free interest rate	0.2%	0.1%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$1.61	$5.96
____________________________________
No shares were issued under the Employee Stock Purchase Plans during the three months ended September 30, 2012 and 2011.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2012, the Company granted nonvested equity stock units totaling 46,856 and 506,753 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2012, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.2 million and $3.5 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and nine months ended September 30, 2012 and 2011, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized stock-based compensation expense related to these performance stock units for all periods; the aggregate amounts were not significant.
For the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense of approximately $1.0 million and $4.3 million, respectively, related to all outstanding unvested equity stock grants. For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense of approximately $1.8 million and $5.1 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $5.7 million at September 30, 2012. This is expected to be recognized over a weighted average period of 2.4 years years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2012:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	763,510	$18.02
Granted	506,753	6.95
Vested	(312,099)	18.31
Forfeited	(105,315)	13.52
Nonvested at September 30, 2012	852,849	11.88

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of September 30, 2012 and December 31, 2011, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$118,508	$118,508	$—	$—	0.01%
Corporate notes, bonds and commercial paper	56,886	56,906	—	(20)	0.21%
Total cash equivalents and marketable securities	175,394	175,414	—	(20)
Cash	31,692	31,692	—	—
Total cash, cash equivalents and marketable securities	$207,086	$207,106	$—	$(20)

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%
Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—
Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Cash equivalents	$120,514	$137,455
Short term marketable securities	54,880	127,212
Total cash equivalents and marketable securities	175,394	264,667
Cash	31,692	24,789
Total cash, cash equivalents and marketable securities	$207,086	$289,456

The Company continues to invest in highly rated, highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 are as follows:

	Fair Value		Gross Unrealized Loss
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$46,384	$137,107	$(20)	$(100)

The unrealized loss at September 30, 2012 was insignificant in relation to the Company’s total available-for-sale portfolio. The unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 14, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Commitments and Contingencies
As of September 30, 2012, the Company’s material contractual obligations are as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$56,181	$1,682	$6,825	$6,994	$7,165	$7,345	$26,170
Leases and other contractual obligations (3)	12,561	5,132	1,818	1,660	1,544	1,049	1,358
Software licenses (4)	2,545	2,106	359	80	—	—	—
Acquisition retention bonuses (5)	40,723	2,770	18,207	18,206	1,540	—	—
Convertible notes	172,500	—	—	172,500	—	—	—
Interest payments related to convertible notes	17,250	4,313	8,625	4,312	—	—	—
Total	$301,760	$16,003	$35,834	$203,752	$10,249	$8,394	$27,528
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $17.2 million including $8.0 million recorded as a reduction of long-term deferred tax assets and $9.2 million in long-term income taxes payable as of September 30, 2012. As noted below in Note 9, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)	Leases and other contractual obligations include the Company's current commitment to purchase intellectual property from Elpida Memory, Inc.

(4)
The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2012 which are also presented on the Company’s Condensed Consolidated Balance Sheet under current and other long-term liabilities.

(5)
In connection with recent acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $33.3 million of Cryptography Research, Inc. ("CRI") retention bonuses payable on June 3, 2013 and 2014 will be paid in cash or stock at the Company’s election. The portion to be paid in 2012 in the table above includes payments to be made to employees who were affected by the restructuring during the third quarter of 2012. See Note 16, "Restructuring Charges" for further details.

Rent expense was approximately $1.3 million and $3.2 million for the three and nine months ended September 30, 2012, respectively. Rent expense was approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2011, respectively.
Deferred rent of $0.7 million as of September 30, 2012 was included primarily in other long-term liabilities. Deferred rent of $0.5 million as of December 31, 2011 was included primarily in other long-term liabilities.
Indemnification
The Company enters into standard license agreements in the ordinary course of business. Although the Company does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to fees received by the Company.
Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of primarily former officers and some current officers. As of September 30, 2012, the Company had made cumulative payments of approximately $32.1 million on their behalf, including $0.1 million in the quarter ended September 30, 2012. As of September 30, 2011, the Company had made cumulative payments of approximately $18.4 million on their behalf, including $0.8 million in the quarter ended September 30, 2011. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

8.  Stockholders’ Equity
Share Repurchase Program
During the nine months ended September 30, 2012, the Company did not repurchase any shares of its Common Stock under its share repurchase program. As of September 30, 2012, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of September 30, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

9. Income Taxes
During the three and nine months ended September 30, 2012, the Company calculated its interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because the Company is projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company recorded a provision for income taxes of $3.9 million and $4.1 million for the three months ended September 30, 2012 and 2011, and $11.6 million and $12.9 million for the nine months ended September 30, 2012 and 2011, respectively. The provision for income taxes for the three and nine months ended September 30, 2012 and 2011, is primarily comprised of withholding taxes and other foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.
During the three and nine months ended September 30, 2012, the Company paid withholding taxes of $3.7 million and $11.8 million, respectively. During the three and nine months ended September 30, 2011, the Company paid withholding taxes of $4.1 million and $12.3 million, respectively.  As the Company continues to maintain a valuation allowance against its U.S. deferred assets, the Company’s tax provision is based primarily on the withholding taxes, other foreign taxes and current state taxes.
As of September 30, 2012, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $195.9 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements. As of September 30, 2012, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the nine months ended September 30, 2012, the Company increased its deferred tax assets from $149.3 million to approximately $195.9 million with a corresponding increase to the valuation allowance related to its U.S. deferred tax assets. This increase of the deferred tax asset and corresponding valuation allowance is primarily related to the increase in temporary differences, net operating losses, and an increase in tax credits, including foreign tax and research and development credits. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
As of September 30, 2012, the Company had approximately $17.2 million of unrecognized tax benefits, including $8.0 million recorded as a reduction of long-term deferred tax assets and $9.2 million in long-term income taxes payable. If recognized, approximately $2.2 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2011, the Company had $16.6 million of unrecognized tax benefits, including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.6 million in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2012 and December 31, 2011, an insignificant amount of interest and penalties are included in long-term income taxes payable.
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
The Company's future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

10. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported. For the first eight months of 2011, the Company reported approximately 4.8 million shares issued to Samsung as contingently redeemable common stock (“CRCS”) due to the contractual put rights associated with those shares. As such, the Company used the two-class method for reporting earnings per share for the first eight months of 2011.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,
	2012		2011
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$—	$(58,098)	$11	$467
Denominator:
Weighted-average common shares outstanding	—	110,826	4,788	109,784
Basic net income (loss) per share	$—	$(0.52)	$0.00	$0.00

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$—	$(58,098)	$11	$467
Reallocation of undistributed earnings	—	—	—	—
Allocation of undistributed earnings for diluted computation	$—	$(58,098)	$11	$467
Denominator:
Number of shares used in basic computation	—	110,826	4,788	109,784
Dilutive potential shares from stock options, ESPP, convertible notes, CRI retention bonuses and nonvested equity stock and stock units	—	—	—	3,218
Number of shares used in diluted computation	—	110,826	4,788	113,002
Diluted net income (loss) per share	$—	$(0.52)	$0.00	$0.00

	Nine Months Ended September 30,
	2012		2011
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**
Basic and diluted net loss per share:
Numerator:
Allocation of undistributed earnings	$—	$(118,204)	$(526)	$(13,811)
Denominator:
Weighted-average common shares outstanding	—	110,580	4,788	105,963
Basic and diluted net loss per share	$—	$(1.07)	$(0.11)	$(0.13)
_________________________________________
*    CRCS — Contingently Redeemable Common Stock
**    Other CS — Common Stock other than CRCS
For the three months ended September 30, 2012 and 2011, options to purchase approximately 13.4 million and 13.1 million shares, respectively, and for the nine months ended September 30, 2012 and 2011, options to purchase approximately 13.3 million and 11.8 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended September 30, 2012, an additional 6.9 million shares, and for the nine months ended September 30, 2012 and 2011, an additional 7.0 million and 2.5 million shares, respectively, potentially dilutive shares have been excluded from the weighted average dilutive shares because there were net losses for the periods.

11.  Business Segments and Major Customers
In the third quarter of 2012, the Company announced the creation of a new internal organizational structure with three business units: (1) Memory and Interfaces Division; (2) Cryptography Research, Inc.; and (3) Lighting and Display Technologies ("LDT"). The engineering design teams and other strategic initiatives will be consolidated under Dr. Martin Scott, who will take the new role of chief technology officer. The Company is still in the process of evaluating if any changes will be required to its current chief operating decision maker ("CODM"), which is comprised of the executive management team, as well as the financial information that will be regularly reviewed for resource allocation and performance assessment. The Company expects to finalize these changes in the fourth quarter of 2012. For the third quarter of 2012, the Company's CODM reviewed segment information on the same basis as the previous quarter and only SBG is considered a reportable segment as it met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining immaterial operating segments were combined and shown under “All Other.”

The Company evaluates the performance of its segments based on segment direct operating income (loss). Segment direct operating income (loss) does not include the allocation of any corporate support functions (including human resources, facilities, legal, finance, information technology, corporate development, general administration, corporate licensing and marketing expenses, advanced technology development, and costs of restatement and related legal activities) to the segments. Additionally, certain expenses are not allocated to the operating segments because they are managed at the corporate level and they are not considered in evaluating the segments’ operating performance. Such unallocated corporate level expenses include stock-based compensation expenses, depreciation and amortization expenses, any impairment or restructuring charges and certain bonus and acquisition expenses. The “Reconciling Items” category includes these unallocated corporate support function expenses as well as corporate level expenses.
The table below presents reported segment revenues and reported segment direct operating income (loss).

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
	SBG	All Other	Total	SBG	All Other	Total
	(In thousands)			(In thousands)
Revenues	$54,043	$3,487	$57,530	$163,269	$13,339	$176,608

Segment direct operating income (loss)	$44,180	$(5,071)	$39,109	$126,848	$(14,087)	$112,761
Reconciling items			(86,209)			(199,168)
Total operating loss			$(47,100)			$(86,407)
Interest and other expense, net			(7,133)			(20,245)
Loss before income taxes			$(54,233)			$(106,652)

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	SBG	All Other	Total	SBG	All Other	Total
	(In thousands)			(In thousands)
Revenues	$84,628	$15,635	$100,263	$212,779	$16,225	$229,004

Gain from settlement	$—	$—	$—	$6,200	$—	$6,200
Segment direct operating income	$74,105	$8,491	$82,596	$185,476	$673	$186,149
Reconciling items			(71,860)			(169,551)
Total operating income			$10,736			$16,598
Interest and other expense, net			(6,178)			(17,991)
Income (loss) before income taxes			$4,558			$(1,393)

The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2012	2011	2012	2011
Customer A	38%	25%	38%	30%
Customer B	*	25%	*	11%
Customer C	*	12%	*	*
Customer D	*	*	*	11%
Customer E	*	*	10%	11%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Rambus licenses its technologies and patents to customers in multiple geographic regions. Revenue from customers in the following geographic regions was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
South Korea	$21,648	$24,641	$66,363	$68,859
Japan	17,347	19,899	50,818	76,149
USA	14,309	42,096	45,778	69,897
Canada	1,983	12,463	5,835	12,758
Asia-Other	750	167	4,250	330
Europe	1,493	997	3,564	1,011
Total	$57,530	$100,263	$176,608	$229,004

12. Goodwill and Long-lived Assets
Q3 2012 Impairment
In August 2012, as a result of the change in business strategy for the LDT reporting unit, the Company revised its projected cash flows for LDT, triggering an interim impairment analysis for goodwill and long-lived assets. The decline in the projected cash flows for LDT resulted from a change in business strategy with less focus on the higher margin display technology licensing and an increased focus on its general lighting technologies.
The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. As noted above, the Company tested for impairment its long-lived assets in LDT as of August 31, 2012. The Company determined its long-lived asset group to be its LDT reporting unit comprising primarily finite-lived intangible assets and property, plant and equipment.
The Company records an impairment charge on the long-lived assets if it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. When the Company determines that the carrying value of the long-lived assets may not be recoverable, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the long-lived assets as a group is not recoverable and the carrying amount exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the long-lived assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value.
As a result of the recoverability test, the Company concluded that its LDT asset group was not able to recover the carrying amount of its LDT assets. Determining the fair value of an asset group unit is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 fair value inputs, including current replacement costs, revenue growth rates and operating margins, and discount rates, among others. Accordingly, the Company was required to make various estimates in determining the fair values of the LDT asset group. Due to the highly customized nature of the LDT manufacturing equipment, the Company primarily utilized the cost approach to estimate the fair value of its property, plant and equipment. To determine the estimated fair value of its property, plant and equipment, adjustment factors, including cost trend factors, were applied to each individual asset's original cost in order to estimate current replacement cost. The current replacement cost was then adjusted for estimated deductions to recognize the effects of deterioration and obsolescence from all causes, as well as indirect costs such as installation. Where appropriate, the Company utilized a market approach to estimate the fair value of its property, plant and equipment. This approach included the identification of market prices in actual transactions for similar assets based on asking prices for assets currently available for sale, as well as obtaining and reviewing certain direct market values based quoted prices with manufacturers and secondary market participants for similar equipment. Upon completion of this analysis, the Company recorded an impairment charge of $5.8 million and $0.6 million for building improvements and software in its LDT asset group, respectively.
The estimated fair value of the purchased intangible assets was determined based on the income approach, using Level 3 fair value inputs, as it was deemed to be the most indicative of the Company's fair value in an orderly transaction between market participants. Under the income approach the Company determined fair value based on the estimated future cash flows resulting from the licensing of the technology underlying the intangible assets. The estimated cash flows in the income approach were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Upon completion of this analysis, the Company recorded an impairment charge of $15.4 million in the third quarter of 2012 related to purchased intangible assets.
Accordingly a long-lived asset impairment charge aggregating to $21.8 million was included in "Impairment of goodwill and long-lived assets" in the Unaudited Condensed Consolidated Statements of Operations.
The Company performs its impairment analysis of goodwill on an annual basis during fourth quarter of the year unless conditions arise that warrant a more frequent evaluation. As noted above, the Company performed an event-driven interim impairment analysis of goodwill as of August 31, 2012.
Goodwill is allocated to the various reporting units, namely SBG, CRI, LDT and MTD, which are also operating segments. The goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired by a market participant in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.
The Company estimated the fair value of all the reporting units using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. Certain estimates used in the income approach involve information from businesses with developing revenue models and limited financial history, which increase the risk of differences between the projected and actual performance. One of the key assumptions used in applying the income approach includes discount rates which ranged from 20% to 35% depending on the reporting units' overall risk profile relative to other guideline companies, the reporting units' respective industry as well as the visibility of future expected cash flows.
Upon the completion of the goodwill impairment analysis as of August 31, 2012, the Company recorded a non-cash goodwill impairment charge of $13.7 million. The goodwill impairment charge is included in “Impairment of goodwill and long-lived assets” in the accompanying Unaudited Condensed Consolidated Statements of Operations.
It is reasonably possible that the businesses could perform significantly below the Company's expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause the goodwill in any of its reporting units or long-lived assets in any of its asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect the Company's future financial results. If the MTD and LDT reporting units are not successful in commercializing new business arrangements, or if the Company is unsuccessful in signing new license agreements or renewing its existing license agreements for the SBG and CRI reporting units, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or long-lived assets to become impaired. If the Company determines that its goodwill or long-lived assets are impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.
Goodwill
The following table presents goodwill balances and adjustments to those balances for each of the reportable segments for the nine months ended September 30, 2012:

Reportable Segment:	December 31, 2011	Additions to Goodwill (1)	Impairment Charge of Goodwill(2)	September 30, 2012
	(In thousands)
SBG	$4,454	$15,451	$—	$19,905
All Other	110,694	8,070	(13,700)	105,064
Total	$115,148	$23,521	$(13,700)	$124,969
_________________________________________

(1)	The additions to goodwill resulted from two business combinations in the first quarter of 2012. See Note 4, “Acquisitions” for further details.

(2)	The Company recorded a non-cash goodwill impairment charge of $13.7 million related to the LDT reporting unit as discussed above.

Intangible Assets
The components of the Company’s intangible assets as of September 30, 2012 and December 31, 2011 were as follows:

		As of September 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology(1)	3 to 10 years	$181,431	$(40,766)	$140,665
Customer contracts and contractual relationships	1 to 10 years	32,650	(13,074)	19,576
Non-compete agreements	3 years	300	(133)	167
Intellectual property	4 years	10,384	(10,384)	—
Total intangible assets		$224,765	$(64,357)	$160,408

		As of December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$187,993	$(32,682)	$155,311
Customer contracts and contractual relationships	1 to 10 years	33,550	(7,148)	26,402
Non-compete agreements	3 years	400	(158)	242
Intellectual property	4 years	10,384	(10,384)	—
Total intangible assets		$232,327	$(50,372)	$181,955
_________________________________________

(1)
The Company recorded a non-cash intangible impairment charge of $15.4 million related to the LDT group as discussed above which has been netted from the gross carrying amount and accumulated amortization for existing technology.

Amortization expense for intangible assets for the three and nine months ended September 30, 2012 was $8.0 million and $23.5 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2011 was $6.9 million and $12.9 million, respectively.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts will reduce the favorable contract intangible asset. As of September 30, 2012 and December 31, 2011, the net balance of the favorable contract intangible assets is $5.2 million and $9.9 million, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2012 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2012 (remaining 3 months)	$8,202
2013	31,451
2014	27,310
2015	26,660
2016	25,766
Thereafter	41,019
$160,408

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
On September 21, 2012, the court issued its unclean hands decision, finding that Rambus destroyed documents at a time litigation was reasonably foreseeable and engaged in spoliation of evidence. Although the court found that Rambus did not deliberately destroy documents it knew to be damaging, the court concluded that Rambus nonetheless spoliated evidence in bad faith or at least willfully. The court further found that Hynix was not prejudiced in any of its invalidity defenses but that Hynix was arguably prejudiced by Rambus' possible destruction of JEDEC related documents. Because the asserted patents were otherwise valid and Rambus did not intentionally destroy particular damaging documents, the court declined to apply unclean hands as a complete defense to Rambus' patent infringement claims. Instead, the court concluded that the appropriate sanction was to strike from the record evidence supporting a royalty in excess of a reasonable, non-discriminatory royalty. Accordingly, the court ordered the parties to submit briefs on what a reasonable and non-discriminatory royalty would be for the patents in suit. Such briefing is currently pending.
On October 17, 2012, Hynix filed a motion seeking summary judgment of invalidity based on certain adverse rulings of invalidity by the Board of Patent Appeals and Interferences in reexamination proceedings involving two of the ten asserted patent claims and certain other claims in related Farmwald-Horowitz patents. In the alternative, Hynix seeks a new trial on invalidity and damages or a stay of the case pending resolution of the reexaminations. Rambus' response is not yet due.
Micron Litigation
U.S District Court in Delaware: Case No. 0-792-SLR
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
This case has been divided into three phases in the same general order as in the Hynix 0-20905 action: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. A bench trial on Micron’s unclean hands defense began on November 8, 2007 and concluded on November 15, 2007. The court ordered post-trial briefing on the issue of when Rambus became obligated to preserve documents because it anticipated litigation. A hearing on that issue was held on May 20, 2008. The court ordered further post-trial briefing on the remaining issues from the unclean hands trial, and a hearing on those issues was held on September 19, 2008.
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
As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 0-20905RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 5-2298RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 5-334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 6-244RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims. On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial.
On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied Hynix, Micron, Nanya, and Samsung’s (collectively, the “Manufacturers”) motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on 12 patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under the Ware patents in suit (U.S. Patent Nos. 6,493,789 and 6,496,897), and each party’s claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus’ motion for summary judgment of direct infringement with respect to claim 16 of Rambus’ U.S. Patent No. 6,266,285 by the Manufacturers’ DDR2, DDR3, gDDR2, GDDR3, GDDR4memory chip products (except for Nanya’s DDR3memory chip products). In the same order, the court denied the remainder of Rambus’ motion for summary judgment of infringement.
On January 19, 2009, Micron filed a motion for summary judgment on the ground that the Delaware Order should be given preclusive effect. Rambus filed an opposition to Micron’s motion on January 26, 2009, and a hearing was held on January 30, 2009. On February 3, 2009, the court entered a stay of this action pending resolution of Rambus’ appeal of the Delaware Order.
European Patent Infringement Cases
In 2001, Rambus filed suit against Micron in Mannheim, Germany, for infringement of European patent, EP 1 22 642. That suit has not been active. Two proceedings in Italy remain active.  One relates to Rambus’s claim that Micron is infringing European patent, EP 1 4 956.  The court in this proceeding has found the ‘956 patent valid but not infringed.  The court also dismissed Micron’s claims for unfair competition based on JEDEC as well as abuse of process.  Any appeals are due by December 27, 2012. The second case in Italy involves Micron’s purported claim resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order.  The court in this proceeding dismissed Micron’s claim.  Micron has appealed this decision to the Italian Supreme Court.
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
As explained above, the court ordered a coordinated trial (without Samsung) of certain common JEDEC-related claims and defenses asserted in Hynix v Rambus, Case No. C 0-20905RMW, Rambus Inc. v. Samsung Electronics Co. Ltd. et al., Case No. 5-2298RMW, Rambus Inc. v. Hynix Semiconductor Inc., et al., Case No. 5-334, and Rambus Inc. v. Micron Technology, Inc., et al., Case No. C 6-244RMW. The coordinated trial involving Rambus, Hynix, Micron and Nanya began on January 29, 2008, and was submitted to the jury on March 25, 2008. On March 26, 2008, the jury returned a verdict in favor of Rambus and against Hynix, Micron, and Nanya on each of their claims.
On March 3, 2009, the court issued an order rejecting Hynix, Micron, and Nanya’s equitable claims and defenses that had been tried during the coordinated trial.
In these cases (except for the Hynix 0-20905 action), a hearing on claim construction and the parties’ cross-motions for summary judgment on infringement and validity was held on June 4 and 5, 2008. On July 10, 2008, the court issued its claim construction order relating to the Farmwald/Horowitz patents in suit and denied the Manufacturers’ motions for summary judgment of noninfringement and invalidity based on their proposed claim construction. The court issued claim construction orders relating to the Ware patents in suit on July 25 and August 27, 2008, and denied the Manufacturers’ motion for summary judgment of noninfringement of certain claims. On September 4, 2008, at the court’s direction, Rambus elected to proceed to trial on 12 patent claims, each from the Farmwald/Horowitz family. On September 16, 2008, Rambus granted a covenant not to assert any claim of patent infringement against the Manufacturers under U.S. Patent Nos. 6,493,789 and 6,496,897, and each party’s claims relating to those patents were dismissed with prejudice. On November 21, 2008, the court entered an order clarifying certain aspects of its July 10, 2008, claim construction order. On November 24, 2008, the court granted Rambus’s motion for summary judgment of direct infringement with respect to claim 16 of Rambus’s U.S. Patent No. 6,266,285 by the Manufacturers’ DDR2, DDR3, gDDR2, GDDR3, GDDR4memory chip products (except for Nanya’s DDR3memory chip products). In the same order, the court denied the remainder of Rambus’s motion for summary judgment of infringement.
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
On February 15, 2012, Micron and Hynix filed memoranda of costs seeking to recover approximately $1.6 million and $3.0 million, respectively, in alleged costs from Rambus. A hearing on costs was held on June 29, 2012. At the hearing, the court indicated that costs recoverable from Rambus by Micron and Hynix would be reduced to $520,000 and $350,000, respectively. An order has not yet been entered. The Company has accrued $0.9 million related to these costs as of September 30, 2012.
Rambus filed a notice of appeal on April 3, 2012 and briefing is currently pending.
Stock Option Investigation Related Claims
On May 30, 2006, the Audit Committee commenced an internal investigation of the timing of past stock option grants and related accounting issues. Several class action, derivative, and private shareholder suits were subsequently filed, all of which (with one exception described below) have been dismissed or settled.
On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al. C-7-1238-JF (N.D. Cal.)). This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. On April 17, 2008, the court dismissed all claims with prejudice except for plaintiffs’ claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934 as to which leave to amend was granted. On June 2, 2008, plaintiffs filed an amended complaint containing substantially the same allegations as the prior complaint although limited to claims under sections 14(a) and 18(a) of the Securities and Exchange Act of 1934. On December 9, 2008, the court granted Rambus’ motion and entered judgment in favor of Rambus. Plaintiffs filed a notice of appeal on December 15, 2008. On June 16, 2010, the United States Court of Appeals for the Ninth Circuit issued a decision affirming the judgment in favor of Rambus.
On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP (Kelley et al. v. Rambus, Inc. et al., Case No. 1-8-CV-122444). The complaint alleges violations of certain California state securities statutes as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. On October 31, 2010, the plaintiffs filed a second amended complaint. On December 2, 2010, Rambus filed a demurrer to plaintiffs’ second amended complaint on the ground that it is barred by the doctrine of claim preclusion, among other things. On May 12, 2011, the court sustained Rambus’ demurrer without leave to amend. Judgment in favor of Rambus was entered on June 15, 2011. On August 10, 2011, plaintiffs filed a notice of appeal and oral argument occurred on September 20, 2012 No decision has issued to date.
Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation
International Trade Commission 2010 Investigation
On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and certain Serial AT Attachment (“SATA”) and Serial Attached SCSI (“SAS”) interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents.  The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those companies’ accused products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. As described more fully above, the complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation.  On December 29, 2010, the ITC instituted the investigation. On June 20, 2011, the administrative law judge granted a joint motion by Rambus and Freescale to terminate the investigation as to Freescale pursuant to the parties’ settlement agreement. A final hearing before the administrative law judge was held October 12-20, 2011.  On January 17, 2012, the administrative law judge granted a joint motion by Rambus and Broadcom to terminate the investigation as to Broadcom pursuant to the parties’ settlement agreement.
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
On July 25, 2012, the ITC issued the notice of its determination to terminate the investigation with a finding of no violation for the following reasons: all of the asserted patent claims are invalid due to anticipation or obviousness, except for certain Dally claims that include multiple-transmitters for which the ITC determined there was no infringement; Rambus did not demonstrate the existence of a domestic industry for both the Barth and Dally patents; the Barth patents are unenforceable under the doctrine of unclean hands; and the Barth patents are exhausted as to one respondent. The ITC's opinion setting forth its determinations issued on July 31, 2012. Rambus filed a notice of appeal on September 21, 2012.
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
On September 26, 2012, the court issued a claim construction order. Discovery is ongoing and a case management conference has been set for November 15, 2012.
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
The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. A reasonably possible loss in excess of amounts accrued is not material to the financial statements.

14. Fair Value of Financial Instruments
The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$118,508	$118,508	$—	$—
Corporate notes, bonds and commercial paper	56,886	—	56,886	—
Total available-for-sale securities	$175,394	$118,508	$56,886	$—

	As of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$127,559	$127,559	$—	$—
Corporate notes, bonds and commercial paper	137,108	—	137,108	—
Total available-for-sale securities	$264,667	$127,559	$137,108	$—

The Company monitors the investment for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during the third quarter of 2009. The Company evaluated the fair value of the investment in the non-marketable security as of September 30, 2012 and determined that there were no events that caused a decrease in its fair value below the carrying cost.
The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the nine months ended September 30, 2012
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—

	As of December 31, 2011
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2011
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—

For the three and nine months ended September 30, 2012 and 2011, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012			As of December 31, 2011
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$143,875	$172,500	$172,500	$133,493	$170,289

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As of September 30, 2012, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2012, the Company has not incurred any impairment loss on its investments.

15. Convertible Notes
The Company’s convertible notes are shown in the following table:

(Dollars in thousands)	As of September 30, 2012	As of December 31, 2011
5% Convertible Senior Notes due 2014 (the “2014 Notes”)	$172,500	$172,500
Unamortized discount	(28,625)	(39,007)
Total convertible notes	$143,875	$133,493
Less current portion	—	—
Total long-term convertible notes	$143,875	$133,493

Interest expense related to the notes for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,156	$6,469	$6,468
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	3,789	3,254	10,856	9,326
Total interest expense on convertible notes	$5,945	$5,410	$17,325	$15,794

16. Restructuring Charges

During the third quarter of 2012, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of the Company's research and development efforts. In connection with this restructuring program, the Company estimates that it will incur aggregate costs of approximately $6.0 million to $8.0 million. During the three and nine months ended September 30, 2012, the Company incurred restructuring charges of $6.6 million related primarily to the reduction in workforce, of which $4.0 million was related to the SBG reportable segment and $2.6 million was related to corporate support functions that impacted each of the Company's operating segments. The Company expects to substantially complete its restructuring activities by the first quarter of 2013.

The following table summarizes the restructuring activities during the nine months ended September 30, 2012:

	Employee Severance and Related Benefits	Other Expenses	Total
	(in thousands)
Balance at December 31, 2011	—	—	—
Charges	6,622	—	6,622
Payments	(1,788)	—	(1,788)
Balance at September 30, 2012	$4,834	—	$4,834

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cooper Lighting, LLC	Cooper Lighting
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Global Lighting Technologies, Inc.	GLT
Hewlett-Packard Company	Hewlett-Packard
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation	LSI
MediaTek Inc.	MediaTek
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
New Business Group	NBG
NEC Electronics Corporation	NEC
NVIDIA Corporation	NVIDIA
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
Semiconductor Business Group	SBG
Sony Computer Electronics	Sony
Spansion, Inc.	Spansion
ST Microelectronics N.V.	ST Microelectronics
Texas Instruments Inc.	Texas Instruments
Toshiba Corporation	Toshiba

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
On August 22, 2012, we announced a restructuring program to reduce overall corporate expenses which is expected to improve future profitability while refining some of our research and development efforts. As a result of the restructuring program, we recorded a pre-tax charge of $6.6 million during the third quarter of 2012 related primarily to the reduction in workforce, which included approximately $1.8 million in early termination payments to certain employees related to their previous retention bonus arrangements. The restructuring program is expected to provide overall net cash savings of $30 million to $35 million annually as compared to the run rate in the second quarter of 2012.
Additionally, in the third quarter of 2012, we announced the creation of a new internal organizational structure with three business units: (1) Memory and Interfaces Division which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc. which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; and (3) Lighting and Display Technologies which focuses on the design, development and licensing of technologies for lighting and displays. The engineering design teams and other strategic initiatives have been consolidated under Dr. Martin Scott, who has assumed the role of chief technology officer. We are still in the process of evaluating if any changes will be required to our current chief operating decision maker ("CODM"), which is comprised of the executive management team, as well as the financial information that will be regularly reviewed for resource allocation and performance assessment. We expect to finalize these changes in the fourth quarter of 2012. For the third quarter of 2012, our CODM reviewed segment information on the same basis as the previous quarter and only SBG is considered a reportable segment as it met the quantitative thresholds for disclosure as a reportable segment. As such, segment information is not separately discussed below. For additional information concerning segment reporting, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Additionally, we recorded a non-cash charge for the impairment of goodwill and long-lived assets, which includes intangible assets and property, plant and equipment, within our LDT group of approximately $35.5 million in the third quarter of 2012. We conducted this impairment review under the accounting rules as a result of the change in business strategy with less focus on the higher margin display technology licensing and an increased focus on our general lighting technologies. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists.
The key elements of our current strategy are as follows:
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
As of September 30, 2012, our semiconductor, lighting, display, security and other technologies are covered by 1,763 U.S. and foreign patents. Additionally, we have 1,265 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe that our patented innovations provide our customers means to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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
We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our solutions license offerings include a range of solutions developed by Rambus that we provide to our customers under license for incorporation into their products and systems. We offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
Royalties represent a substantial majority of our total revenue. We derive the majority of our royalty revenue by licensing our broad portfolio of patents to our customers. These licenses may cover part or all of our patent portfolio across our breadth of technologies. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Elpida, Freescale, Fujitsu, GE, Intel, Panasonic, Renesas, Samsung and Toshiba have licensed our patents for use in their own products.
We also derive additional revenue by licensing a range of technology solutions to customers for use in their products and systems. Our customers include leading companies such as Cooper Lighting, Elpida, GE, IBM, Panasonic, Samsung, Sony and Toshiba. Due to the often complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their products. Customers may also receive, in addition to their solutions license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts.
The remainder of our revenue is contract services revenue which includes license fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.
We intend to continue making significant expenditures associated with engineering, marketing, general and administration and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate at which our revenue or expenses change.

Executive Summary
On June 20, 2012, our Board of Directors appointed Dr. Ronald D. Black as our new president and chief executive officer.
During the third quarter of 2012, we signed a license agreement with Fujitsu. This agreement covers the use of Rambus patented innovations implemented in a broad range of integrated circuit ("IC") products offered by Fujitsu Semiconductor. Additionally, during the third quarter of 2012, the Secure Content Storage Association (“SCSA”) selected our CRI group to provide security leadership and expertise to the SCSA efforts. The goal of the SCSA is to provide consumers with new ways to build digital home libraries. The SCSA initiative will give consumers an easier and faster way to organize, store and move their high-definition digital movies and TV shows across multiple devices. Our security expertise will be deployed across this platform to provide the necessary security.
We also initiated a restructuring effort to reduce overall corporate expenses which is expected to improve future profitability while refining some of our research and development efforts. As a result of the restructuring program, we recorded a pre-tax charge of $6.6 million during the third quarter of 2012 related primarily to the reduction in workforce. See Note 16, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion. In addition, we recorded a non-cash charge for the impairment of goodwill and long-lived assets within our LDT group of $35.5 million as a result of the change in our business strategy with less focus on the higher margin display technology licensing and an increased focus on our general lighting technologies. See Note 12, “Goodwill and Long-lived Assets,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses in the aggregate for the three months ended September 30, 2012 decreased $1.5 million as compared to the same period in 2011 primarily due to a decrease of $2.9 million in the accrual of retention bonuses related to acquisitions as the first payment related to the CRI retention bonus was paid in the second quarter of 2012 and decreased bonus expense of $1.8 million attributable mainly to the reversal of accruals relating to our 2012 corporate incentive plan, partially offset by increased headcount related costs of $2.4 million from additional employees to support our research and development efforts. Our engineering expenses in the aggregate for the nine months ended September 30, 2012 increased $32.9 million as compared to the same period in 2011 primarily due to increased headcount related costs of $10.2 million from additional employees to support our research and development efforts, increased amortization expense related to intangible assets acquired since early 2011 of $9.6 million, increased accrual of retention bonuses related to acquisitions of $8.1 million and increased consulting expenses of $4.5 million.
Marketing, general and administrative expenses in the aggregate decreased $24.7 million for the three months ended September 30, 2012 as compared to the same periods in 2011 primarily due to decreased litigation expenses of $21.0 million and decreased bonus expense of $3.0 million attributable mainly to the reversal of accruals relating to our 2012 corporate incentive plan. Marketing, general and administrative expenses in the aggregate decreased $28.1 million for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to decreased litigation expenses of $33.1 million and decreased bonus expense of $3.9 million attributable mainly to the reversal of accruals relating to our 2012 corporate incentive plan, partially offset by increased headcount related costs of $4.0 million from the increase in employees to support our business and increased accrual of the retention bonuses related to acquisitions of $1.8 million.

Trends
There are a number of trends that may or will have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 68% and 69% of our revenue for the three and nine months ended September 30, 2012, respectively, as compared to 78% and 68% for the three and nine months ended September 30, 2011, respectively. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the three months ended September 30, 2012, revenue from Samsung accounted for 10% or more of our total revenue. For the nine months ended September 30, 2012, revenue from NVIDIA and Samsung each accounted for 10% or more of our total revenue. For the three months ended September 30, 2011, revenue from Freescale, Samsung and a major smartphone and tablet manufacturer each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2011, revenue from Elpida, Freescale, NVIDIA and Samsung each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
The particular customers which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
The semiconductor industry is intensely competitive and highly cyclical, limiting our visibility with respect to future sales. To the extent that macroeconomic fluctuations negatively affect our principal licensees, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. In February 2012, Elpida, one of our top 10 customers by revenue for the past two years, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips. Additionally, our royalty revenue from certain customers in the DRAM market, such as Samsung and Elpida, are variable and are based on our licensees' revenue two quarters in arrears. As the DRAM market declined in the second half of 2011, our revenue for the nine months ended September 30, 2012 was negatively impacted. However, we have begun to see an increase in demand in DRAM industry in the beginning of 2012 which we expect will have a positive impact to our revenue in the remainder of 2012.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences.
The display industry is intensely competitive and highly cyclical. Since LED backlighting solutions are increasingly pervasive in LCDs for computers, smartphones, tablets, game systems, high definition televisions and any user interface incorporating an active display, the trend towards higher resolution displays across these products requires more LEDs per system. The increased usage of LEDs is thereby creating a need for increased power efficiency since the LED backlight is the primary source of power consumption in many consumer electronics products including smartphones.
The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to cold cathode fluorescent lights and LED driven technology by the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves energy costs as compared to existing installed lighting. Our LDT group's patents in LED edge lit lightguide technology also can be applied in the design of next generation LED lighting products. Our goal is to be a major player in the general lighting industry with our technology, and we have established a technology center in Brecksville, Ohio.
Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones and tablets are increasingly used for applications requiring security such as mobile payments, content protection, corporate information and user data. Our CRI group is primarily focused on positioning its DPA countermeasures and CryptoFirewall technology solutions to capitalize on these trends and growing adoption among technology partners and customers.
Our revenue from companies headquartered outside of the United States accounted for approximately 75% and 74% of our total revenue for the three and nine months ended September 30, 2012, respectively, as compared to 58% and 69% of our total revenue for the three and nine months ended September 30, 2011, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers have been denominated in U.S. dollars. However, to the extent that such licensees' sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 11, “Business Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate decreased and as a percentage of revenue increased for the three months ended September 30, 2012 and in the aggregate and as a percentage of revenue increased for the nine months ended September 30, 2012, as compared to the same periods in the prior year. In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the three and nine months ended September 30, 2012, as compared to the same periods in the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high in the past and difficult to predict and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future. If we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We expect to continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will cause litigation expenses to remain significant until such litigation is resolved. Additionally, in the near term, we expect our non-litigation marketing, general and administrative costs to be lower due to our restructuring plan undertaken during the third quarter of 2012.
Our continued pursuit of litigation and investment in research and development projects, combined with any lower revenue from our customers in the future, will negatively affect our cash from operations.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Royalties	99.7%	96.0%	99.2%	94.5%
Contract revenue	0.3%	4.0%	0.8%	5.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	13.1%	7.4%	12.5%	7.3%
Research and development*	53.3%	32.3%	60.8%	34.9%
Marketing, general and administrative*	42.2%	48.8%	51.7%	52.1%
Restructuring charges	11.5%	—%	3.7%	—%
Impairment of goodwill and long-lived assets	61.7%	—%	20.1%	—%
Costs of restatement and related legal activities	0.1%	0.8%	0.1%	1.2%
Gain from settlement	—%	—%	—%	(2.7)%
Total operating costs and expenses	181.9%	89.3%	148.9%	92.8%
Operating income (loss)	(81.9)%	10.7%	(48.9)%	7.2%
Interest income and other income (expense), net	0.0%	0.2%	0.1%	0.2%
Interest expense	(12.4)%	(6.4)%	(11.6)%	(8.0)%
Interest and other income (expense), net	(12.4)%	(6.2)%	(11.5)%	(7.8)%
Income (loss) before income taxes	(94.3)%	4.5%	(60.4)%	(0.6)%
Provision for income taxes	6.7%	4.0%	6.5%	5.7%
Net income (loss)	(101.0)%	0.5%	(66.9)%	(6.3)%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.1%	0.0%	0.2%
Research and development	3.9%	2.8%	4.3%	3.4%
Marketing, general and administrative	5.0%	4.3%	5.9%	5.8%

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Total Revenue
Royalties	$57.3	$96.2	(40.4)%	$175.1	$216.4	(19.1)%
Contract revenue	0.2	4.1	(95.8)%	1.5	12.6	(88.2)%
Total revenue	$57.5	$100.3	(42.6)%	$176.6	$229.0	(22.9)%

Royalty Revenue
Patent Licenses
Our patent royalties decreased approximately $37.3 million to $51.3 million for the three months ended September 30, 2012 from $88.6 million for the same period in 2011. The decrease was primarily due to recognition of one-time royalty revenue during the third quarter of 2011 from patent license agreements signed in the second and third quarter of 2011 and lower royalties reported by certain customers in the semiconductor industry. The decreased revenue is partially offset by revenue recognized from various new patent license agreements signed in 2012.
Our patent royalties decreased approximately $34.8 million to $160.2 million for the nine months ended September 30, 2012 from $195.0 million for the same period in 2011 for the same reasons as discussed above.
We are in negotiations with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new licensees, as well as the level of variation in our licensees' reported shipment volumes, sales price and mix, offset in part by the proportion of licensee payments that are fixed or hybrid in nature.

Solutions Licenses
Royalties from solutions licenses decreased approximately $1.6 million to $6.0 million for the three months ended September 30, 2012 from $7.6 million for the same period in 2011. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies.
Royalties from solutions licenses decreased approximately $6.5 million to $14.9 million for the nine months ended September 30, 2012 from $21.4 million for the same period in 2011. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
In the future, we expect solutions royalties will continue to vary from period to period based on our licensees' shipment volumes, sales prices, and product mix.
Contract Revenue
Contract revenue decreased approximately $3.9 million to $0.2 million for the three months ended September 30, 2012 from $4.1 million for the same period in 2011. Contract revenue decreased approximately $11.1 million to $1.5 million for the nine months ended September 30, 2012 from $12.6 million for the same period in 2011. The decrease in both periods was primarily due to absence of new technology development contracts in 2012.
We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.

Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Engineering costs
Cost of revenue	$0.2	$0.8	(73.4)%	$0.5	$4.1	(88.7)%
Amortization of intangible assets	7.3	6.5	11.9%	21.5	12.0	79.7%
Stock-based compensation	0.0	0.1	(94.4)%	0.0	0.5	(96.0)%
Total cost of revenue	7.5	7.4	1.4%	22.0	16.6	32.5%
Research and development	28.5	29.5	(3.7)%	99.9	72.1	38.5%
Stock-based compensation	2.2	2.8	(20.0)%	7.5	7.8	(2.6)%
Total research and development	30.7	32.3	(5.1)%	107.4	79.9	34.5%
Total engineering costs	$38.2	$39.7	(3.9)%	$129.4	$96.5	34.2%

Total engineering costs decreased for the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to a decrease of $2.9 million in accrual of the retention bonuses related to acquisitions as the first payment related to the CRI retention bonus was paid in the second quarter of 2012, decreased bonus expense of $1.8 million attributable mainly to the reversal of accruals relating to our corporate incentive plan and the receipt of $0.9 million related to the sale of some patents, partially offset by increased headcount related costs of $2.4 million from additional employees to support our research and development efforts and increased consulting costs of $1.4 million.
Total engineering costs increased for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to increased headcount related costs of $10.2 million from additional employees to support our research and development efforts, increased amortization expense related to intangible assets acquired since early 2011 of $9.6 million, increased accrual of retention bonuses related to acquisitions of $8.1 million and increased consulting expenses of $4.5 million.
In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.

Marketing, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$18.8	$21.1	(10.6)%	$69.7	$61.9	12.5%
Litigation expense	2.6	23.5	(89.1)%	11.2	44.2	(74.8)%
Stock-based compensation	2.9	4.4	(34.2)%	10.4	13.3	(21.3)%
Total marketing, general and administrative costs	$24.3	$49.0	(50.5)%	$91.3	$119.4	(23.6)%

Total marketing, general and administrative costs decreased for the three months ended September 30, 2012 as compared to the same period in 2011, which included a decrease in litigation expenses related to ongoing major cases of $21.0 million. Non-litigation related marketing, general and administrative costs decreased in the third quarter of 2012 primarily due to decreased bonus expense of $3.0 million attributable mainly to the reversal of accruals relating to our corporate incentive plan and decreased stock-based compensation expense of $1.5 million.
Total marketing, general and administrative costs decreased for the nine months ended September 30, 2012 as compared to the same period in 2011, which included a decrease in litigation expenses related to ongoing major cases of $33.1 million. Non-litigation related marketing, general and administrative costs increased for the nine months ended September 30, 2012 primarily due to increased headcount related costs of $4.0 million from the increase in employees to support our business, increased accrual of the retention bonuses related to acquisitions of $1.8 million, increased consulting expenses of $1.4 million and increased costs related to sales and marketing events of $1.4 million offset by decreased bonus expense of $3.9 million attributable mainly to the reversal of accruals relating to our 2012 corporate incentive plan and decreased stock-based compensation expense of $2.9 million.
In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our non-litigation marketing, general and administrative costs to decrease due to our restructuring plan undertaken during the third quarter of 2012. Litigation expenses are expected to vary from period to period due to the variability of litigation activities.
Restructuring charges:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Restructuring charges	$6.6	$—	100.0%	$6.6	$—	100.0%

During the third quarter of 2012, we initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of our research and development efforts. As a result of the restructuring program, we recorded a pre-tax charge of $6.6 million during the third quarter of 2012 related primarily to the reduction in workforce, which included approximately $1.8 million in early termination payments to certain employees related to their previous retention bonus arrangements. We expect to substantially complete our restructuring activities by the first quarter of 2013. Refer to Note 16, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Impairment of goodwill and long-lived assets:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Impairment of goodwill and long-lived assets	$35.5	$—	100.0%	$35.5	$—	100.0%

During the third quarter of 2012, we recorded a non-cash charge for the impairment of goodwill and long-lived assets within our LDT group of approximately $35.5 million. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists. We conducted this impairment review as a result of the change in our business strategy with less focus on the higher margin display technology licensing and an increased focus on general lighting technologies. Refer to Note 12, “Goodwill and Long-lived Assets,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Cost of restatement and related legal activities:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Cost of restatement and related legal activities	$0.1	$0.8	(90.5)%	$0.2	$2.7	(92.9)%

Cost of restatement and related legal activities consist primarily of settlement payments, investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
Cost of restatement and related legal activities were $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, primarily due to a relative lack of litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation. Until all the litigation and related issues are resolved, we anticipate that there could be additional amounts relating to these matters in the future.
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
Interest and other income (expense), net:

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Interest income and other income (expense), net	$—	$0.2	(107.0)%	$0.2	$0.5	(62.8)%
Interest expense	(7.1)	(6.4)	12.1%	(20.4)	(18.5)	10.6%
Interest and other income (expense), net	$(7.1)	$(6.2)	15.5%	$(20.2)	$(18.0)	12.5%

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

Provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2012	2011	Percentage	2012	2011	Percentage
Provision for income taxes	$3.9	$4.1	(5.3)%	$11.6	$12.9	(10.8)%
Effective tax rate	(7.1)%	89.5%		(10.8)%	(929.2)%

Our effective tax rates for the three and nine months ended September 30, 2012 were different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded. During the quarter ended September 30, 2012, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we are projecting losses in which a tax benefit cannot be recognized.
During the three and nine months ended September 30, 2012, we paid withholding taxes of $3.7 million and $11.8 million, respectively. We recorded a provision for income taxes of $3.9 million and $11.6 million, respectively, for the three and nine months ended September 30, 2012, which is primarily comprised of withholding taxes and other foreign taxes. As we continue to maintain a valuation allowance against our U.S. deferred tax assets, our tax provision is based primarily on the withholding taxes, other foreign taxes and state taxes.
Our effective tax rates for the three and nine months ended September 30, 2011 were different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses not benefited.

Liquidity and Capital Resources

	As of
	September 30, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$152.2	$162.2
Marketable securities	54.9	127.2
Total cash, cash equivalents, and marketable securities	$207.1	$289.4

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Net cash provided by (used in) operating activities	$(19.7)	$51.0
Net cash provided by (used in) investing activities	$8.1	$(22.4)
Net cash provided by (used in) financing activities	$1.6	$(83.0)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the nine months ended September 30, 2012 were funded primarily from maturities of marketable securities.
We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management's

Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
Operating Activities
Cash used in operating activities of $19.7 million for the nine months ended September 30, 2012 was primarily attributable to the net loss adjusted for certain non-cash items including impairment of goodwill and long-lived assets of $35.5 million, stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the nine months ended September 30, 2012 primarily included decreases in accounts payable, offset by increases in accrued salaries and prepaid expenses and other assets.
Cash provided by operating activities of $51.0 million for the nine months ended September 30, 2011 was attributable to the net loss adjusted for non-cash items, including stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the nine months ended September 30, 2011 primarily included decreases in accrued salaries due to the payout of the 2010 corporate incentive plan and the bonus related to the Samsung settlement, offset by increases in accounts payable, accrued litigation and prepaid expenses and other assets.
Investing Activities
Cash provided by investing activities of $8.1 million for the nine months ended September 30, 2012 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $149.5 million, offset by cash paid for purchases of available-for-sale marketable securities of $77.6 million and the acquisition of Unity and other business of $46.3 million, net of cash acquired. In addition, we paid $15.8 million to acquire property, plant and equipment, primarily related to building improvements, and $1.7 million for intangible assets.
Cash used in investing activities of $22.4 million for the nine months ended September 30, 2011 primarily consisted of cash paid for the acquisition of CRI of $167.4 million, net of cash acquired, purchases of available-for-sale marketable securities of $94.2 million, partially offset by proceeds from the maturities of available-for-sale marketable securities of $254.3 million. In addition, we paid $15.0 million to acquire property and equipment, primarily computer and machinery equipment and software.
Financing Activities
Cash provided by financing activities was $1.6 million for the nine months ended September 30, 2012 primarily due to proceeds of $1.7 million from issuance of common stock under equity incentive plans, partially offset by $0.1 million in payments under installment payment arrangement for fixed assets.
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

Contractual Obligations
As of September 30, 2012, our material contractual obligations are (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$56,181	$1,682	$6,825	$6,994	$7,165	$7,345	$26,170
Leases and other contractual obligations (3)	12,561	5,132	1,818	1,660	1,544	1,049	1,358
Software licenses (4)	2,545	2,106	359	80	—	—	—
Acquisition retention bonuses (5)	40,723	2,770	18,207	18,206	1,540	—	—
Convertible notes	172,500	—	—	172,500	—	—	—
Interest payments related to convertible notes	17,250	4,313	8,625	4,312	—	—	—
Total	$301,760	$16,003	$35,834	$203,752	$10,249	$8,394	$27,528
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $17.2 million including $8.0 million recorded as a reduction of long-term deferred tax assets and $9.2 million in long-term income taxes payable, as of September 30, 2012. As noted in Note 9, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)	Leases and other contractual obligations include our current commitment to purchase intellectual property from Elpida.

(4)
We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2012 which are also presented on our Condensed Consolidated Balance Sheet under current and other long-term liabilities.

(5)
In connection with recent acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $33.3 million of CRI retention bonuses payable on June 3, 2013 and 2014 will be paid in cash or stock at our election. The portion to be paid in 2012 in the table above includes payments to be made to employees who were affected by the restructuring during the third quarter of 2012. See Note 16, "Restructuring Charges," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further details.

Share Repurchase Program
During the nine months ended September 30, 2012, we did not repurchase any shares of our Common Stock. As of September 30, 2012, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of September 30, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of September 30, 2012, we had an investment portfolio of fixed income marketable securities of $175.4 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2012, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.
The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$118,508	$118,508	$—	$—	0.01%
Corporate notes, bonds and commercial paper	56,886	56,906	—	(20)	0.21%
Total cash equivalents and marketable securities	175,394	175,414	—	(20)
Cash	31,692	31,692	—	—
Total cash, cash equivalents and marketable securities	$207,086	$207,106	$—	$(20)

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%
Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—
Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of September 30, 2012:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$172,500	$189,750	$155,250

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and Italy and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2012, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Associated With Our Business, Industry and Market Conditions
The success of our business depends on sustaining or growing our royalty and contract revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
Our revenue consists mainly of patent and technology license fees paid for access to our patents and developed technology and development and support services provided to our licensees. Our ability to secure the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. As compared to 2009, our revenue increased 186.2% to $323.4 million in 2010 due to the revenue recognized from the agreements signed with Samsung and Elpida during 2010. Our royalty revenue decreased 3.4% to $312.4 million in 2011 from $323.4 million in 2010. The decrease was primarily due to the one-time recognition of royalty revenue from the settlement agreement signed with Samsung in 2010 which was partially offset by the revenue recognized from one-time and/or ongoing licensing agreements with NVIDIA, Broadcom, Freescale and a major smartphone and tablet manufacturer in 2011. For the nine months ended September 30, 2012, compared to the same period in 2011, our revenue decreased 22.9% to $176.6 million, primarily due to recognition of one-time royalty revenue during the third quarter of 2011 from patent license agreements signed in the second and third quarter of 2011 and lower royalties reported by certain customers in the semiconductor industry. If we do not achieve our revenue goals, our results of operations could decline.
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
We have traditionally operated in the semiconductor industry that is highly cyclical and in which the number of our potential customers may be in decline as a result of industry consolidation.
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
We face competition from semiconductor and intellectual property companies who provide their own DDR memory chip interface technology and solutions. In addition, most DRAM manufacturers, including our XDR™ licensees, produce versions of DRAM such as SDR, DDRx, GDDRx SDRAM and LPDDRx which compete with XDR™ chips. We believe that our principal competition for memory chip interfaces may come from our licensees and prospective licensees, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. In addition, our competitors are also taking a system approach similar to ours in seeking to solve the application needs of system companies. Many of these companies are larger and may have better access to financial, technical and other resources than we possess. Wider applications of other developing memory technologies, including FLASH memory, may also pose competition to our licensed memory solutions.
JEDEC has standardized what it calls extensions of DDR, known as DDR2 and DDR3. Other efforts are underway to create other products including those sometimes referred to as GDDR4 and GDDR5, as well as new ways to integrate products such as system-in-package DRAM. To the extent that these alternatives might provide comparable system performance at lower or similar cost than XDR™ memory chips, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our licensees and prospective licensees may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.
We also face competitive threats in the cryptography and lighting and display markets. Our CRI group faces competition from large semiconductor manufacturers and other companies that offer various security solutions, including hardware with on-chip security features, software based offerings and other products and services. Potential competitors may either develop their own competing offerings or acquire assets, companies or businesses that provide products or services that compete with our security technologies. The lighting and display industry is intensely competitive and is impacted by rapid technological change, shifting government mandates, cyclical market patterns and increasing foreign and domestic competition. In particular, our LDT group faces competition from system and subsystem providers of backlighting and general lighting solutions, some of which have substantial resources and operations.
If for any of these reasons we cannot effectively compete in these primary markets, our results of operations could suffer.

If we do not succeed in developing our CRI and LDT businesses, our results of operations may be adversely affected.
The future success of our CRI and LDT groups, depends on our ability to develop new or emerging licensing opportunities in these markets.
For our CRI group, we will be required to continue to develop and provide robust data security technologies that are effective for licensees. Licensing of data security technologies also presents challenges in the face of intense competition. CRI will be required to continue to license differential power analysis countermeasures and other security technologies, and develop new security technologies in order to grow market acceptance and revenue.
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
In addition to our CRI and LDT groups, our MTD group is another emerging business. To date, our MTD group has not generated any revenue, but our intent is to grow MTD in order to provide innovative software and technological solutions to satisfy the anticipated requirements of developers, chip suppliers and manufacturers in the market for mobile electronic products. If the development of our MTD business does not occur, our ability to achieve success in this market may be limited, and this may in turn adversely affect our potential for long term revenue growth.
The development, application and licensing of new technologies in security and lighting and display technology is a complex process subject to a number of uncertainties, including the integration of these businesses into the rest of our company. Our competitors have significant marketing, workforce, financial and other resources and longer operating history which could make acceptance of our technologies more difficult. If others develop innovative technologies that are superior to ours or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own new enhancements and technology and achieve broad market acceptance of these enhancements and technology, our competitive position may be harmed and our operating results may be adversely affected.
In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.
If new competitors, technological advances by existing competitors, our entry into new markets and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. For the nine months ended September 30, 2012 and 2011, research and development expenses were $107.4 million and $79.9 million, respectively. For the years ended December 31, 2011 and 2010, research and development expenses were $115.7 million and $92.7 million, respectively. Research and development expenses also include amounts for retention bonuses for employees hired as a result of acquisitions, which will be incurred in greater amounts in 2012 as compared to prior years. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, including as a result of acquisitions and our investment in new technologies. In order to grow, including entering new markets and/or developing new technologies, we anticipate that we will continue to devote substantial resources to research and development. We expect these expenses to increase in absolute dollars in the foreseeable future as our technology development efforts continue.
Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.
We have a high degree of revenue concentration. Our top five licensees for each reporting period represented approximately 69% and 68% of our revenues for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, revenues from NVIDIA and Samsung each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2011, revenue from Elpida, Freescale, NVIDIA and Samsung each accounted for 10% or more of our total revenue. Our top five licensees for each reporting period represented approximately 66% and 85% of our revenues for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, revenues from Elpida, NVIDIA and Samsung, each accounted for 10% or more of our revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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
We evaluate and engage in investments in or acquisitions of companies, products, patents or technologies, and may enter into strategic transactions or other arrangements from time to time. We have completed a number of acquisitions from 2009 to date, including the acquisition of CRI in 2011, our largest transaction to date. These acquisitions, investments, transactions or arrangements are likely to range in size, some of which may be significant. After completing our acquisitions, we may experience difficulty integrating personnel and operations, which could negatively affect our operating results. In addition:

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
In connection with any future acquisitions or mergers, strategic transactions or other arrangements, we may incur substantial expenses regardless of whether any transactions occur. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions simultaneously.
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
From time to time, we may divest assets, where we may provide certain representations, warranties and covenants. While we would ensure the accuracy of such representations and warranties and fulfillment of any ongoing obligations, we may be subject to claims by a purchaser of such assets.
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
The process of persuading customers to adopt and license our chip interface, lighting, display and data security, other technologies can be lengthy.  Even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each licensee. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, our ongoing intellectual property litigation and regulatory actions have and will likely continue to have an impact on our ability to enter into new licenses and renewals of licenses. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure or delay to obtain royalties.
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
For the nine months ended September 30, 2012 and 2011, revenue received from our international customers constituted approximately 74% and 69% of our total revenue, respectively. For the years ended December 31, 2011 and 2010, revenue received from our international customers constituted approximately 67% and 93%, respectively, of our total revenue. As a result of our continued focus on international markets, we expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We currently have international design operations in India and Italy and business development operations in Japan and Korea. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

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
Regulatory initiatives throughout the world can also create new and unforeseen regulatory obligations on us and the technology we develop. The impact of these potential obligations varies based on the jurisdiction, but any such changes could impact whether we enter, maintain or expand our presence in a particular market or with particular potential licensees.
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
From time to time, we may undertake to restructure our business, such as the reduction in our workforce that we announced in August 2012. There are several factors that could cause a restructuring to have an adverse effect on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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

RAMBUS INC.

Date: October 29, 2012	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated February 23, 2012.

10.1*	Separation Agreement between Sharon Holt and the Registrant, dated as of August 30, 2012.

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
_________________________________________
*Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 8-K filed on February 28, 2012.