Form 10-K
period 2012-12-31
RAMBUS INC
filed 2013-02-22
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-22339
________________________________________
RAMBUS INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1050 Enterprise Way, Suite 700
Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(408) 462-8000
________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
(The NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
________________________________________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $531.1 million based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 111,525,021 as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 25, 2013 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our or our customers' products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in renewing license agreements;

•	Technology product development;

•	Outcome and effect of current and potential future intellectual property litigation and other significant litigation;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Write-down of assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	The level and terms of our outstanding debt;

•	Resolution of the governmental agency matters involving us;

•	Litigation expenses;

•	Protection of intellectual property;

•	Terms of our licenses and amounts owed under license agreements;

•	Indemnification and technical support obligations;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders; and

•	Likelihood of paying dividends or repurchasing securities.
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

PART I
Rambus, RDRAMTM, XDRTM, FlexIOTM, FlexPhaseTM, R+TM, CryptoFirewallTM, ImerzTM, and MicroLens® are trademarks, registered trademarks or copyrights of Rambus Inc. Other trademarks or copyrights that may be mentioned in this annual report on Form 10-K are the property of their respective owners.
Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Differential Power Analysis	DPA
Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Field Programmable Gate Arrays	FPGA
Graphics Double Data Rate	GDDR
High Definition Television	HDTV
Input/Output	I/O
Light Emitting Diodes	LED
Liquid Crystal Display	LCD
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAMTM
Simple Power Analysis	SPA
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDRTM

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
Rambus Inc., referred to as we, us or Rambus, was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 1050 Enterprise Way, Suite 700, Sunnyvale, California. Our website is www.rambus.com. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.
We are an innovative technology solutions company that brings invention to market. Unleashing the intellectual power of our world-class engineers and scientists in a collaborative and synergistic way, we invent, develop, offer and license solutions that challenge and enable our customers to create the future. While we are best known for creating superior semiconductor memory architectures, we are also developing world-changing products and services in security, advanced LED lighting and displays, and immersive mobile media. We believe we have established an unparalleled business platform and licensing platform that will continue to foster the development of new foundational technologies. In addition to licensing, we are creating new business opportunities through offering products and services where our goal is to perpetuate strong company operating performance and long-term stockholder value. We generate revenue by licensing our inventions and solutions and providing services to market-leading companies.
While we have historically focused our efforts on the development of technologies for electronics memory and chip interfaces, we have been expanding our portfolio of inventions and solutions to address additional markets in lighting, displays, chip and system security, digital media, as well as new areas within the semiconductor industry, such as imaging and non-volatile memory. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through both our licensing and non-licensing business models. Key to our efforts, both in our current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute our plans and strategies.
Rambus has four business units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting and displays; and (4) Mobile Technologies Division, or MTD, which focuses on the design, development and licensing of multi-media solutions.
As of December 31, 2012, our semiconductor, lighting, display, security and other technologies are covered by 1,735 U.S. and foreign patents. Additionally, we have 1,121 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Today, our revenues are primarily derived from patent licenses, through which we provide our customers a license to use a portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods.
We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our solutions license offerings include a range of technologies for incorporation into our customers' products and systems. We also offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
Background

The demand for increased performance in computers, tablets, smartphones, consumer electronics and other electronic systems rises dramatically with each passing year. Semiconductor and system designers face key challenges in sustaining this pace of innovation. We strive to offer compelling technologies that provide value to our customers. A key component of our current business model is intellectual property licensing. Our intellectual property broadly includes (but is not limited to) our technologies, solutions, and patents that incorporate our innovations. We focus on intellectual property that has the potential to enable future high-volume, mass-market platforms.
Memory and Interfaces
There are three main areas of focus in our Memory and Interface Division: mobile memory, server memory and links, and custom solutions. The main markets for these memory types include memory (DRAM today, NAND in the future), System-on-a-Chip (SoCs) that connect to memory (DRAM controllers), and SoCs that use high-speed serial link interfaces. Since battery technology improves modestly over time, mobile device designers face adding increased functionality and higher performance with only small increases in power budget. For plug-in systems, there is a strong desire to reduce power consumption for both economic and environmental reasons while still providing increased computing capability and more visually compelling displays. At the chip level, it becomes increasingly difficult to maintain signal integrity and power efficiency as data transfer speeds rise to support more powerful, multi-core processors.
To address these challenges and enable the continued improvement of electronics systems, ongoing innovation is required. The many contributions and patented innovations developed by Rambus scientists and engineers have been, and continue to be, critical in addressing some of the most difficult chip and system challenges. To maximize the value of our intellectual property, we have adopted a licensing strategy that takes advantage of the adoption life cycle of new technologies. During early adoption, we enable our customers to utilize our innovations through technology solutions that offer value in large and/or emerging markets. As our innovations reach broad adoption, we also pursue patent licensing to monetize products not covered by our solutions licenses.
We have developed technologies, advanced designs, and development tools for building high-performance and low-power memory and serial-link interface cores for semiconductor chips.  We develop both proprietary and industry-standard interfaces that we provide to our customers under solutions license agreements.  We also offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, and other services.  In January 2013, we introduced a set of solutions under the name R+TM enhanced standard solutions.  Fully compatible with industry standards, R+ solutions offer compelling benefits that enable our customers to differentiate their products.  Also in January 2013, we announced the first R+ solution, the R+ LPDDR3 memory architecture.  The R+ LPDDR3 architecture includes improvements to power efficiency and performance that enable longer battery life and enhanced mobile device functionality for streaming HD video, gaming and data-intensive applications.  We continue to focus significant resources and effort to help bring products to market under solutions license agreements with leading companies in the industry.
Chip and System Security Technology
Security challenges are increasingly prevalent in a multitude of industries, including high-growth sectors such as mobile and content distribution, providing a variety of opportunities for our hardware-based security technologies and services. This market trend provides us with the opportunity to provide critical technologies, and we are deploying and developing products to enable us to achieve this objective. Through our acquisition of CRI in 2011, we own a portfolio of patented inventions and technology solutions that are needed for creating secure tamper-resistant electronic devices and systems. CRI's patented DPA countermeasures are critical in protecting devices against side channel attacks such as differential power analysis, which involve monitoring the variations in power consumption or electromagnetic emissions of a device. In addition, CRI's CryptoFirewall™ cores provide a robust hardware-based solution to protect electronics systems from counterfeiting, piracy, and other attacks. We believe the hardware based security that can be achieved with our technologies is vastly superior to many software-based security solutions.
For DPA countermeasures, our business model is to provide a combination of patent licenses, technology, consulting services (training, evaluation, and design), and test equipment. We are recognized worldwide for our expertise in this area, and our strategy is to strengthen our offering beyond stand-alone patent licensing. We discovered the existence of SPA and DPA vulnerabilities in the 1990s, and patented the fundamental techniques for preventing against this method of attack. DPA protections are a critical security ingredient in tamper-resistant products, and are important or required for a broad range of applications and devices (including smart cards, mobile devices, FPGAs, government/defense applications, consumer set-top boxes, FPGAs, postage meters and security tokens).
In addition to the DPA countermeasures portfolio, we have developed technologies, expertise, advanced designs, and development tools for building highly secure cryptographic semiconductor cores. We provide semiconductor cores under our CryptoFirewall™ brand. We have successfully deployed these cores in two primary application areas where effective security is valued and paid for by customers: content protection and anti-counterfeiting. For CryptoFirewall™ cores, our most common business model is to partner with chip manufacturers to integrate our technology, and then license it to downstream customers. We have completed integrations with content-protection SoC partners which compromise more than 75% of set-top box chipsets.
Mobile Technology Division
The Mobile Technology Division (MTD) is a new business unit that was previously an initiative developed by our corporate R&D organization. MTD is developing solutions for a major new market trend: the creation of a compelling and interactive media experience which naturally connects people to information. The two core opportunities are in the areas of content interactivity and access. In addition, the mobile device is emerging as the hub of content access, discovery and interactivity, and will co-exist with television to provide a common canvas for video consumption. Our strategic positioning is to create the first integrated video platform with the mobile device being the hub for content discovery, access and interactivity while seamlessly integrating premium video and commerce and delivering an immersive and uncompromised viewing experience across platforms. This multi-media solution, called the Imerz™ media platform, consists of the following key components: single point of integration for Content Rights Owners; unique searching interface to discover and select video content; seamless connection between TV and mobile, including mobile-based media remote control; deep social integration so consumers can be connected through their social networks to share, post, and discuss what they're viewing from their mobile device and TV; on-screen interactivity with video and broadcast content, including frame-by-frame synchronization of temporal/spatial tags for story-telling, product information and e-commerce; unparalleled communication opportunities for consumers to use in-app instant messaging, voice chat, video chat and on-TV social viewing; and content tagging service, including curated or live metadata logging.
Lighting and Display Technology
The continued evolution of the light-emitting diodes (LED) as a bright, reliable and energy-efficient light source creates significant market opportunities in consumer electronics and in general lighting. Harnessing the benefits of LEDs, however, presents a new set of challenges for companies that offer and provide electronics and lighting products and solutions. Our technology allows customers to efficiently and uniformly spread the point source of light emitted from an LED over a large area in a very cost effective way.  Moreover, we can control and direct the emitted light to improve the overall product performance or application efficiency.  This technology enables class-leading price/performance and freedom of design in both the lighting and display fields.  This value proposition is equally valuable across all segments of our business - lighting fixtures, bulbs and display backlights.  We believe our patented technology, software and know-how, which enables precise placement of MicroLens® on light guides, provides our customers with a fundamental competitive advantage over alternative products in the market.  We continue to focus resources and effort to help bring these new products to market under solutions license agreements with leading companies in the industry.  Our business model is a blend of patent and technology licensing, product sales and services to help bring innovative products to market.
Corporate Research & Development
We have a centralized R&D and business incubation organization which is focused on consolidation of early-stage investments, longer-term research activities, and worldwide engineering. This organization has been structured to ensure support from the business units for the majority of its spending. However, certain risk-reducing technology approaches in the business units will be considered. The current investment profiles reflect best development practices as well as affordability. This function reflects a start-up funding model for new businesses being incubated and a reduction in total engineering capacity to better align with current internal and external demand.
Design and Manufacturing
Our technology solutions are developed with high-volume commercial manufacturing processes in mind. Our solutions can be delivered in a number of ways, from reference designs to full turnkey custom development deliverables. A reference design engagement might include an architectural specification, data sheet, theory of operation and implementation guides. A custom development project would entail a specific design implementation optimized for the customer's manufacturing process. In some cases, we may provide supply chain enablement services where we assist our customers in designing and establishing certain manufacturing processes to implement our technologies in their product offerings.
Our Strategy
Our strategy is to evolve from providing primarily patent licenses to providing additional technology, products and services while creating and leveraging strategic synergies to increase revenue. We believe that the successful execution of this strategy requires an exceptional business model that relies on the skills and talent of our employees. Accordingly, we seek to hire and retain world-class scientific and engineering expertise in all of our fields of technological focus, as well as the executive management and operating personnel required to successfully execute our business strategy. In order to attract the quality of employees required for this business model, we have created an environment and culture that encourages, fosters and supports research, development and innovation in breakthrough technologies with significant opportunities for broad industry adoption. We believe we have created a compelling company for inventors and innovators who are able to work within a business model and platform that focuses on technology development to drive strong future growth.
Research and Development and Employees
Our ability to compete in the future will be substantially dependent on our ability to develop key innovations that meet the future needs of a dynamic market. To this end, we have assembled a team of highly skilled inventors, engineers and scientists whose activities are focused on continually developing new innovations within our chosen technology fields. Using this foundation of innovations, our technical teams develop new solutions that enable increased performance, greater power efficiency, increased levels of security, as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in multiple fields across all of our business units.
As of December 31, 2012, we had approximately 300 employees in our engineering departments, representing approximately 70% of our total number of 455 employees. None of our employees are covered by collective bargaining agreements. As noted, we believe that our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is good.
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2012, 2011 and 2010, research and development expenses were $140.5 million, $115.7 million and $92.7 million, respectively, including stock-based compensation of approximately $9.5 million, $10.5 million and $10.2 million, respectively. For the years ended December 31, 2012 and 2011, research and development expenses also included $20.5 million and $15.7 million, respectively, for the accrual of retention bonuses for engineers. There was no accrual for retention bonuses in 2010. Since innovation is critical to our future success, we expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue.
Competition
Our selected industries are intensely competitive and have been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We face competition from semiconductor and digital electronics products and systems companies, other semiconductor intellectual property companies that provide security cores, and non-edge lit LED display and general lighting options that are available to the market.
We believe that our principal competition for our technologies may come from our prospective customers, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Some of our competitors use a system-level design approach similar to ours, including activities such as board and package design, power and signal integrity analysis, and thermal management. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.
To the extent that alternatives might provide comparable system performance at lower than or similar cost to our technologies, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. Litigation has been, and may continue to be required to enforce and protect our intellectual property rights, as well as the substantial investments undertaken to research and develop our innovations and technologies.
Patents and Intellectual Property Protection
We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2012, we have 1,735 U.S. and foreign patents on various aspects of our technology, with expiration dates ranging from 2013 to 2037, and we have 1,121 pending patent applications. These patents and patent applications cover important inventions in semiconductor, lighting, display, security and other technologies. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective customers, and confidentiality agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.
Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K, all of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”
Our Executive Officers
Information regarding our executive officers and their ages and positions as of February 25, 2013, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience
Ronald D. Black, Ph.D.	49
Chief Executive Officer and President. Dr. Black has served as our chief executive officer and president since June 2012 and as a director since July 2012. Dr. Black was previously the Managing Director of R.D. Black & Company, a consulting firm, since August 2011. From September 2010 to August 2011, Dr. Black was the Chief Executive Officer of MobiWire, formerly Sagem Wireless, a privately-held mobile handset company headquartered near Paris, France that offers products and services to original equipment manufacturers and mobile network operators in the mobile phone marketplace. From June 2009 to October 2010, Dr. Black served as Chairman and CEO of UPEK, Inc. Dr. Black currently serves as a board member of AuthenTec, Inc., which he joined following the AuthenTec-UPEK merger in September 2010, Inside Contactless, a France-based company engaged in the semiconductors and information technology industry, and EnOcean GmbH, a German-based company that manufactures and markets energy harvesting technology, sensors, and radio frequency communication. From September 2004 to June 2009, he was chief executive officer of Wavecom S.A., a publicly traded French wireless solutions company. Dr. Black holds a Bachelor of Science, a Masters of Science, and a Ph.D. in materials science and engineering from Cornell University in Ithaca, N.Y.

Kevin Donnelly	51
Senior Vice President and General Manager, Memory and Interfaces. Mr. Donnelly leads the development of our DRAM and high-speed link technology. Prior to this position, Mr. Donnelly served as the senior vice president of both IP Strategy and Engineering, where he led business strategy and future technology development for us. Earlier, Mr. Donnelly served as vice-president, Logic Interface Division, where he led the development and deployment of logic interface products. Before joining us, Mr. Donnelly held engineering positions at National Semiconductor, Sipex and Memorex. He holds a bachelor's degree in electrical engineering and computer sciences from the University of California, Berkeley and a master's degree in electrical engineering from San Jose State University. Mr. Donnelly holds numerous patents in the area of high-speed clocking and I/O circuits.

Name	Age	Position and Business Experience
Jae Kim	42
Senior Vice President and General Counsel. Mr. Kim has served as the senior vice president and general counsel since February 2013 and as our vice president, corporate legal since joining us in July 2010. Prior to his tenure with us, Mr. Kim held senior legal positions with both private and public companies, where his scope of responsibilities included compliance, intellectual property, commercial transactions, and litigation. Mr. Kim has also had significant experience in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, where he advised high technology and emerging growth companies on mergers and acquisitions, private financings, public offerings, securities compliance, public company reporting and corporate governance. Mr. Kim began his legal career as an attorney with the United States Securities and Exchange Commission, Division of Corporation Finance, in Washington, D.C. Mr. Kim is a member of both the California State Bar and New York State Bar, and received a JD from the American University, Washington College of Law, and his bachelor's degree from Boston University.

Satish Rishi	53
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

Martin Scott, Ph.D.	57
Senior Vice President and Chief Technology Officer. Dr. Scott leads our platform development efforts, responsible for long-range research and development. Dr. Scott joined us from PMC-Sierra where he was most recently vice president and general manager of its Microprocessor Division. Previously, Dr. Scott was vice president and general manager for I/O Solutions at Agilent Technologies. Dr. Scott started his professional career at HP Labs before holding various management positions at HP including ASIC Business Unit manager. He earned his bachelor's degree at Rice University and both a master's degree and Ph.D. from Stanford University.

Laura Stark	44
Senior Vice President, Corporate Strategy, Mergers and Acquisitions. Ms. Stark leads our efforts of diversification. Originally joining us in 1996 as strategic accounts manager, Ms. Stark has held positions of vice president, Alliances and Infrastructure, vice president, Memory Interface Division, and senior vice president, Platform Solutions Group. Prior to joining us, she held various positions in the Semiconductor Products Division of Motorola during a six-year tenure, including technical sales engineer for the Apple sales team, and field applications engineer for the Sun and SGI sales teams. Ms. Stark earned a bachelor of science degree in electrical engineering from the Massachusetts Institute of Technology.

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
Our revenue consists mainly of patent and technology license fees paid for access to our patents and developed technology and development and support services provided to our customers. Our ability to secure the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. If we do not achieve our revenue goals, our results of operations could decline.
We have traditionally operated in industries that are highly cyclical and competitive.
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high definition televisions and displays, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, DRAM manufacturers, which make up many of our traditional customers, have suffered material losses and other adverse effects to their businesses, leading to industry consolidation that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries we operate in and the economic downturn of the past several years, we may achieve a reduced number of licenses, tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.
If new competitors, technological advances by existing competitors, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses could increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results could decline. We expect these expenses to increase in the foreseeable future as our technology development efforts continue.
Our revenue is concentrated in a few customers, and if we lose any of these customers, our revenue may decrease substantially.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 68%, 66% and 85% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, revenues from Samsung accounted for 10% or more of our revenue. For the year ended December 31, 2011, revenues from Elpida, NVIDIA and Samsung, each accounted for 10% or more of our revenue. For the year ended December 31, 2010, revenue from Elpida and Samsung, each accounted for 10% or more of our total revenue. As a result of our settlement with Samsung in January 2010, Samsung accounted for a significant portion of our ongoing licensing revenue since 2010 as reflected above. We expect to continue to experience significant revenue concentration for the foreseeable future as a result of the addition of new contracts, expiration of existing contracts, renewal of existing contracts, industry consolidation.

In addition, our license agreements are complex and some of our license agreements contain terms that require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may be subject to interpretation and may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price.

We continue to be in negotiations with customers and prospective customers to reach license agreements. We expect royalties will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. A number of our material license agreements are scheduled to expire in 2015. If we are unsuccessful in renewing any of these license agreements on favorable terms or at all, our results of operations may decline significantly.
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
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers' confidential information, we may incur liability. We expect to devote additional resources to the security of our information technology systems.
Failures in our products and services or in the products of our customers, including those resulting from security vulnerabilities, defects or errors, could harm our business.
Because the techniques used by hackers to access or sabotage secure chip and other technologies change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and may not address them in our data security technologies. Furthermore, our data security technologies may also fail to detect or prevent security breaches due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats. An actual or perceived security breach of our customers or their end-customers, regardless of whether the breach is attributable to the failure of our data security technologies, could adversely affect the market's perception of our security technologies. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Any breaches, defects, errors or vulnerabilities in our data security technologies could result in:

•
expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate or work-around breaches, errors or defects or to address and eliminate vulnerabilities;

•	financial liability to customers for breach of certain contract provisions;

•	loss of existing or potential customers;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity, which will harm our reputation; and

•	litigation, regulatory inquiries or investigations that may be costly and harm our reputation.

Some of our revenue is subject to the pricing policies of our customers over whom we have no control.

We have no control over our customers' pricing of their products and there can be no assurance that licensed products will be competitively priced or will sell in significant volumes. One important requirement for our memory chip interfaces is for any premium charged by our customers in the price of memory and controller chips over alternatives to be reasonable in comparison to the perceived benefits of the chip interfaces. If the benefits of our technology do not match the price premium charged by our customers, the resulting decline in sales of products incorporating our technology could harm our operating results.

Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.
The process of persuading customers to adopt and license our chip interface, lighting, display and data security, and other technologies can be lengthy.  Even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each customer. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, our ongoing intellectual property litigation and regulatory actions have and will likely continue to have an impact on our ability to enter into new licenses and renewals of licenses. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure or delay to obtain royalties.
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
While some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers' products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.
In addition, a portion of our revenue comes from development and support services provided to our customers. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract accounting. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may be recognized over the period in which services are performed on a percentage-of-completion basis. There can be no assurance that the product development schedule for these projects will not be changed or delayed.
All of these factors make it difficult to predict future revenue and may result in our missing previously announced earnings guidance or analysts' estimates which would likely cause our stock price to decline.
We have in the past and may in the future make acquisitions or enter into mergers, strategic transactions or other arrangements that may not produce expected operating and financial results.
From time to time, we engage in acquisitions, strategic transactions and strategic investments. We have completed a number of acquisitions from 2009 to 2012, including the acquisition of CRI in 2011, our largest transaction to date. Many of our acquisitions or strategic investments entail a high degree of risk, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate the financial returns we expect, and we may be subject to liabilities that are not covered by indemnification protection we may obtain or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. In addition, we may record impairment charges related to our acquisitions or strategic investments. Any losses or impairment charges that we incur related to acquisitions or strategic investments will have a negative impact on our financial results, and we may continue to incur new or additional losses related to acquisitions or strategic investments that we have not fully impaired or exited.
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
For the years ended December 31, 2012, 2011 and 2010, revenue received from our international customers constituted approximately 73%, 67% and 93%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers' sales are not denominated in U.S. dollars, any royalties which are based as a percentage of the customer's sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
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

•	foreign government laws and regulations and changes in these laws and regulations;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems;

•	natural disasters, acts of war, terrorism, widespread illness or securities breaches;

•	social, political and economic instability;

•	geo-political issues, including changes in diplomatic and trade relationships; and

•	cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.

We and our customers are subject to many of the risks described above with respect to companies which are located in different countries. There can be no assurance that one or more of the risks associated with our international operations will not result in a material adverse effect on our business, financial condition or results of operations.

Weak global economic conditions may adversely affect demand for the products and services of our customers.

Our operations and performance depend significantly on worldwide economic conditions, and the U.S. and world economies have experienced a prolonged period of weak economic conditions, and the threats of further regional or worldwide downturn are evident today. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our customers in the foreseeable future. If our customers experience reduced demand for their products as a result of economic conditions or otherwise, our business and results of operations could be harmed.

If we are unable to attract and retain qualified personnel, our business and operations could suffer.

Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. Employee turnover has accelerated for us in the past year as a result of our reduction in our workforce in August 2012 and voluntary separations. The loss of the services of any of these employees could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.
We are subject to various government restrictions and regulation, including on the sale of products and services that use encryption technology and those related to privacy and other consumer protection matters.
Regulatory initiatives throughout the world can also create new and unforeseen regulatory obligations on us and the technology we develop. The impact of these potential obligations varies based on the jurisdiction, but any such changes could impact whether we enter, maintain or expand our presence in a particular market or with particular potential customers.
Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact the ability of CRI to license its data security technologies to the manufacturers and providers of such products and services in certain markets or may require CRI or its customers to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of CRI's customers to comply with such restrictions, could delay or prevent the acceptance and use of such customers' products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology of CRI could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges.
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
We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations as well as other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.
We do not have extensive experience in manufacturing and marketing products, and as a result, will rely on sales and distribution channels for the light bulb.  If we are unable to secure sales and distribution channels or do not manage them successfully, our operating results could be adversely affected.
In order to grow our business, we will need to work with various partners to enable them to sell and deploy our solutions. We may be unable to successfully establish and expand the effectiveness of our distribution channels.  If our channel partners do not effectively market and sell our solutions, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and our operating results may be adversely affected.
Our business and operating results will be harmed if we undertake any restructuring activities.
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
Risks Related to Capitalization Matters and Corporate Governance
The price of our common stock may continue to fluctuate significantly.
Our common stock is listed on The NASDAQ Global Select Market under the symbol “RMBS.” The trading price of our common stock has at times experienced price volatility and may continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

•
any progress, or lack of progress, real or perceived, in the development of products that incorporate our innovations and technology companies' acceptance of our products, including the results of our efforts to expand into new target markets;

•	our signing or not signing new licenses and the loss of strategic relationships with any customer;

•	new litigation or developments in current litigation and the unpredictability of litigation results or settlements;

•	announcements of our technological innovations or new products by us, our customers or our competitors;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own;

•	positive or negative reports by securities analysts as to our expected financial results and business developments;

•	developments with respect to patents or proprietary rights and other events or factors;

•	trading activity related to our share repurchase plans; and

•	issuance of additional securities by us, including in acquisitions.

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
We and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally alleged that the defendants violated the federal and state securities laws and state law claims for fraud and breach of fiduciary duty. For more information about this litigation, see Note 18, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements contained in this Form 10-K. The amount of time to resolve any lawsuits is uncertain, and these matters could require significant management and financial resources. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to our past and any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
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

•
if upon any conversion of our 2014 Notes we are required to satisfy our conversion obligation with shares of our common stock or we are required to pay a “make-whole” premium with shares of our common stock, our existing stockholders' interest in us would be diluted; and

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
Changing laws, regulations and standards relating to corporate governance and public disclosure have historically created uncertainty for companies such as ours. Any new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Our restated certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Pursuant to such provisions:

•
our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock, which means that a stockholder rights plan could be implemented by our board;

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
We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. In addition, we did not prevail at jury trial in our antitrust suit against certain memory manufacturers in November 2011, which caused the market price of our stock to drop significantly, and we face appeals and further proceedings related to such actions. See Note 18, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K.
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
Any of these matters or any future intellectual property litigation, whether or not determined in our favor or settled by us, is costly, may cause delays (including delays in negotiating licenses with other actual or potential customers), will tend to discourage future design partners, will tend to impair adoption of our existing technologies and divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in our litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current customers on a temporary or permanent basis.
Even if we are successful in our litigation, or any settlement of such litigation, there is no guarantee that the applicable opposing parties will be able to pay any damages awards timely or at all as a result of financial difficulties or otherwise. Delay or any or all of these adverse results could cause substantial expenses or declines in our revenue and stock price.
From time to time, we are subject to proceedings by government agencies that may result in adverse determinations against us and could cause our revenue to decline substantially.
An adverse resolution by or with a governmental agency could result in severe limitations on our ability to protect and license our intellectual property, and would cause our revenue to decline substantially. Third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigations, to challenge or otherwise act against us with respect to such government agency proceedings.
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Currently, we are subject to numerous re-examination proceedings, including proceedings initiated by Hynix and Micron as a defensive action in connection with our litigation against those companies. A number of these re-examination proceedings are being reviewed by the PTO's Board of Patent Appeals and Interferences (“BPAI”). The BPAI has issued decisions in a few cases, finding the challenged claims of Rambus's patents to be invalid. Decisions of the BPAI are subject to further PTO proceedings and appeal to the Court of Appeals for the Federal Circuit. A final adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.
The pendency of any governmental agency acting as described above may impair our ability to enforce or license our patents or collect royalties from existing or potential customers, as our litigation opponents may attempt to use such proceedings to delay or otherwise impair any pending cases and our existing or potential customers may await the final outcome of any proceedings before agreeing to new licenses or pay royalties.
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
In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2013 to 2037. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
Our inability to protect and own the intellectual property we create would cause our business to suffer.
We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our non-patentable intellectual property rights. If we fail to protect these intellectual property rights, our customers and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in large part on the use of our intellectual property in the products of third party manufacturers, and our ability to enforce intellectual property rights against them to obtain appropriate compensation. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so, our business will suffer.

We rely upon the accuracy of our customers' recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations.
Many of our license agreements require our customers to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our customers to verify this information, audits rarely are undertaken because they can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our customers. Therefore, we typically rely on the accuracy of the reports from customers without independently verifying the information in them. Our failure to audit our customers' books and records may result in our receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. If we conduct royalty audits in the future, such audits may trigger disagreements over contract terms with our customers and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.
Any dispute regarding our intellectual property may require us to indemnify certain customers, the cost of which could severely hamper our business operations and financial condition.
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our license agreements provide limited indemnities, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, lighting and display, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2012, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
6	United States
	Sunnyvale, CA (2) (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	Brecksville, OH (2)	Research and development and prototyping facility
	San Francisco, CA	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Taipei, Taiwan	Business development
1	Seoul, Korea	Business development
1	Burago Di Molgora, Italy	Research and development

Item 3.	Legal Proceedings
For the information required by this item regarding legal proceedings, see Note 18 “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K.

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

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	High	Low	High	Low
First Quarter	$9.29	$6.28	$22.20	$18.12
Second Quarter	$6.48	$4.16	$21.69	$13.09
Third Quarter	$6.10	$3.78	$15.75	$9.78
Fourth Quarter	$5.65	$4.01	$18.55	$4.00
The graph below compares the cumulative 5-year total return of holders of Rambus Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rambus Inc., the NASDAQ Composite Index,
and the RDG Semiconductor Composite Index

Fiscal years ending:

	12/07	12/08	12/09	12/10	12/11	12/12
Rambus Inc.	100.00	76.03	116.52	97.80	36.06	23.26
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
RDG Semiconductor Composite	100.00	50.95	85.67	99.01	92.48	91.00
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2013, there were 661 holders of record of our Common Stock. Since many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our Common Stock or other securities.
Private Issuance of Common Stock
On January 19, 2010, pursuant to the terms of the Stock Purchase Agreement, Samsung purchased for cash from us 9.6 million shares of our common stock (the “Shares”) with certain restrictions and put rights. The issuance of the Shares by us to Samsung was made through a private transaction. The Stock Purchase Agreement provided Samsung a one-time put right, which Samsung exercised for 4.8 million of the Shares. Samsung currently continues to hold the remaining 4.8 million of the Shares.
The Stock Purchase Agreement currently provides that Samsung can transfer a limited number of shares on a daily basis, provides us with a right of first offer for proposed transfers above certain daily limits, and, if no sale occurs to us under the right of first offer, allows Samsung to transfer the Shares. Under the Stock Purchase Agreement, Samsung has certain rights to register the Shares for sale under the securities laws of the United States, subject to customary terms and conditions.
See Note 19, “Settlement Agreement with Samsung,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Share Repurchase Program
In October 2001, our Board of Directors (the “Board”) approved a share repurchase program of our Common Stock, principally to reduce the dilutive effect of employee stock options. Under this program, the Board approved the authorization to repurchase up to 19.0 million shares of our outstanding Common Stock over an undefined period of time. On February 25, 2010, the Board approved a new share repurchase program authorizing the repurchase of up to an additional 12.5 million shares. Share repurchases under the program may be made through open market, established plan or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the program. The new share repurchase program replaces the program authorized in October 2001. In addition, on August 19, 2010, we entered into a share repurchase agreement (the “Share Repurchase Agreement”) with J.P. Morgan Securities Inc. JP Morgan delivered to us approximately 4.8 million shares of Common Stock at an average price of $18.88 at the completion of the Share Repurchase Agreement in December 2010.
For the years ended December 31, 2012 and 2011, we did not repurchase any shares of our Common Stock under our share repurchase program. For the year ended December 31, 2010, we repurchased approximately 9.5 million shares of our Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. As of December 31, 2012, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.
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
The following selected consolidated financial data for and as of the years ended December 31, 2012, 2011, 2010, 2009 and 2008 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2012	2011	2010	2009	2008 (1)
	(In thousands, except per share amounts)
Total revenue	$234,051	$312,363	$323,390	$113,007	$142,494
Net income (loss)	$(134,336)	$(43,053)	$150,917	$(92,186)	$(199,110)
Net income (loss) per share:
Basic	$(1.21)	$(0.39)	$1.34	$(0.88)	$(1.90)
Diluted	$(1.21)	$(0.39)	$1.30	$(0.88)	$(1.90)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$203,330	$289,456	$512,009	$460,193	$345,853
Total assets	$587,812	$693,654	$663,172	$555,869	$397,370
Convertible notes	$147,556	$133,493	$121,500	$248,044	$125,474
Stockholders’ equity	$321,594	$429,794	$334,783	$255,327	$232,941
______________________________________

(1)
The summary consolidated selected financial data as of the year ended December 31, 2008 has been adjusted as a result of the retrospective adoption on January 1, 2009 of Financial Accounting Standards Board (“FASB”) accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement (“FASB convertible debt accounting guidance”). The following amounts are in thousands. The year ended December 31, 2008 includes adjustments for the FASB convertible debt accounting guidance to increase total assets by $480, decrease convertible notes by $11,476 and increase stockholders’ equity by $11,956.

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
Business Overview
We are an innovative technology solutions company that brings invention to market. Unleashing the intellectual power of our world-class engineers and scientists in a collaborative and synergistic way, we invent, develop, offer and license solutions that challenge and enable our customers to create the future. While we are best known for creating superior semiconductor memory architectures, we are also developing world-changing products and services in security, advanced LED lighting and displays, and immersive mobile media. We believe we have established an unparalleled business platform and licensing platform that will continue to foster the development of new foundational technologies. In addition to licensing, we are creating new business opportunities through offering products and services where our goal is to perpetuate strong company operating performance and long-term stockholder value. We generate revenue by licensing our inventions and solutions and providing services to market-leading companies.
While we have historically focused our efforts on the development of technologies for electronics memory and chip interfaces, we have been expanding our portfolio of inventions and solutions to address additional markets in lighting, displays, chip and system security, digital media, as well as new areas within the semiconductor industry, such as imaging and non-volatile memory. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through both our licensing and non-licensing business models. Key to our efforts, both in our current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute our plans and strategies.
We have four business units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting and displays; and (4) Mobile Technologies Division, or MTD, which focuses on the design, development and licensing of multi-media solutions. Additionally, a centralized research and development and business incubation organization ("CTO") has been formed to consolidate early-stage investments, longer-term research activities and worldwide engineering, which also includes MTD. As of December 31, 2012, only MID and CTO were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining immaterial operating segments were combined and shown under “All Other”. For additional information concerning segment reporting, see Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
Our strategy is to evolve from providing primarily patent licenses to providing additional technology, products and services while creating and leveraging strategic synergies to increase revenue. We believe that the successful execution of this strategy requires an exceptional business model that relies on the skills and talent of our employees. Accordingly, we seek to hire and retain world-class scientific and engineering expertise in all of our fields of technological focus, as well as the executive management and operating personnel required to successfully execute our business strategy. In order to attract the quality of employees required for this business model, we have created an environment and culture that encourages, fosters and supports research, development and innovation in breakthrough technologies with significant opportunities for broad industry adoption. We believe we have created a compelling company for inventors and innovators who are able to work within a business model and platform that focuses on technology development to drive strong future growth.
As of December 31, 2012, our semiconductor, lighting, display, security and other technologies are covered by 1,735 U.S. and foreign patents. Additionally, we have 1,121 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Today, our revenues are primarily derived from patent licenses, through which we provide our customers a license to use a portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Elpida, Freescale, Fujitsu, GE, Intel, Panasonic, Renesas, Samsung and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property in MID was developed in-house and we intend to expand our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.
We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Cooper Lighting, Elpida, GE, IBM, Panasonic, Samsung, Sony and Toshiba. Our solutions license offerings include a range of technologies for incorporation into our customers' products and systems. We also offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
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
During 2012, we signed license agreements with NVIDIA, MediaTek, Cooper Lighting and Fujitsu. As a result of the patent license agreements with NVIDIA and MediaTek, we settled all outstanding claims with them, including resolution of past use of our patented innovations. The license agreement with Fujitsu covers the use of our patented innovations implemented in a broad range of integrated circuit ("IC") products offered by Fujitsu Semiconductor.
In 2012, we also acquired Unity Semiconductor Corporation (“Unity”), an innovative memory technology company for $35.0 million in cash. We expect that this acquisition will expand the breadth of our breakthrough memory technologies. See Note 5, “Acquisitions,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
In addition, during the second quarter of 2012, we completed a stock option exchange program. See Note 13, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion regarding the stock option exchange program.
Also during 2012, the Secure Content Storage Association (“SCSA”) selected our CRI group to provide security leadership and expertise to the SCSA efforts. The goal of the SCSA is to provide consumers with new ways to build digital home libraries. The SCSA initiative will give consumers an easier and faster way to organize, store and move their high-definition digital movies and TV shows across multiple devices. Our security expertise will be deployed across this platform to provide the necessary security.
During the third quarter of 2012, we initiated a restructuring effort to reduce overall corporate expenses which is expected to improve future profitability while refining some of our research and development efforts. As a result of the restructuring program, we recorded a pre-tax charge of $7.3 million during 2012 related primarily to the reduction in workforce. See Note 16, “Restructuring Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion. In addition, we recorded a non-cash charge for the impairment of goodwill and long-lived assets within our LDT group of $35.5 million as a result of the change in our business strategy with less focus on the higher margin display technology licensing and an increased focus on our general lighting technologies. See Note 6, “Intangible Assets and Goodwill,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses in the aggregate for the year ended December 31, 2012 increased $29.1 million as compared to 2011 primarily due to increased headcount related costs of $11.4 million from additional employees to support our research and development efforts, increased amortization expense of $9.1 million related to increased acquisitions, increased consulting expenses of $6.3 million and increased accrual of retention bonuses related to acquisitions of $4.9 million, partially offset by the $4.2 million decrease in funding for our 2012 corporate incentive plan (“CIP”) which is lower than our 2011 CIP.
Marketing, general and administrative expenses in the aggregate for the year ended December 31, 2012 decreased $51.5 million as compared to 2011 primarily due to a decreased litigation expenses of $47.8 million, $8.1 million decrease in funding for our 2012 CIP, and decreased stock-based compensation expense of $3.9 million, partially offset by increased headcount related costs of $3.2 million from the average increase in employees to support our business.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 68%, 66% and 85% of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the year ended December 31, 2012, revenue from Samsung accounted for 10% or more of our total revenue. For the year ended December 31, 2011, revenue from Elpida, NVIDIA and Samsung each accounted for 10% or more of our total revenue. For the year ended December 31, 2010, revenue from Elpida and Samsung each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

The particular customers which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
The semiconductor industry is intensely competitive and highly cyclical, limiting our visibility with respect to future sales. To the extent that macroeconomic fluctuations negatively affect our principal customers, the demand for our technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. In February 2012, Elpida, one of our top 10 customers by revenue for the past two years, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips. Additionally, our royalty revenue from certain customers in the DRAM market, such as Samsung and Elpida, are variable and are based on our customers' revenue two quarters in arrears.
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
The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to cold cathode fluorescent lights and LED driven technology by the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves energy costs as compared to existing installed lighting. Our LDT group's patents in LED edge lit lightguide technology also can be applied in the design of next generation LED lighting products. In January 2013, we announced the launch of a Rambus LED bulb as an additional product offering incorporating our LED technology. This is our first step in marching towards our goal of being a major player in the general lighting industry.
Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones and tablets are increasingly used for applications requiring security such as mobile payments, content protection, corporate information and user data. Our CRI group is primarily focused on positioning its DPA countermeasures and CryptoFirewall™ technology solutions to capitalize on these trends and growing adoption among technology partners and customers.
Our revenue from companies headquartered outside of the United States accounted for approximately 73%, 67% and 93% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers have been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
Engineering costs in the aggregate and as a percentage of revenue increased in the year ended December 31, 2012 as compared to the prior year. In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased in the year ended December 31, 2012 as compared to the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high in the past and difficult to predict, and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future. If we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We expect to continue to pursue litigation against those companies that have infringed our patented technologies, which in turn will cause litigation expenses to remain significant until such litigation is resolved. Additionally, in the near term, we expect our non-litigation marketing, general and administrative costs to be lower due to our restructuring plan undertaken during the third quarter of 2012.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2012	2011	2010
Revenue:
Royalties	99.3%	95.7%	99.0%
Contract revenue	0.7%	4.3%	1.0%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	12.1%	7.7%	2.1%
Research and development*	60.0%	37.0%	28.7%
Marketing, general and administrative*	48.1%	52.6%	36.9%
Restructuring charges	3.1%	—%	—%
Impairment of goodwill and long-lived assets	15.2%	—%	—%
Costs of restatement and related legal activities, net	0.1%	5.2%	1.3%
Gain from settlement	—%	(2.0)%	(39.2)%
Total operating costs and expenses	138.6%	100.5%	29.8%
Operating income (loss)	(38.6)%	(0.5)%	70.2%
Interest income and other income, net	0.0%	0.2%	0.4%
Interest expense	(11.8)%	(8.0)%	(6.2)%
Interest and other income (expense), net	(11.8)%	(7.8)%	(5.8)%
Income (loss) before income taxes	(50.4)%	(8.3)%	64.4%
Provision for income taxes	7.0%	5.5%	17.7%
Net income (loss)	(57.4)%	(13.8)%	46.7%
______________________________________

* Includes stock-based compensation:
Cost of revenue	—%	0.2%	0.1%
Research and development	4.1%	3.4%	3.1%
Marketing, general and administrative	5.5%	5.4%	6.2%

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Total Revenue
Royalties	$232.4	$299.0	$320.2	(22.3)%	(6.6)%
Contract revenue	1.7	13.4	3.2	NM*	NM*
Total revenue	$234.1	$312.4	$323.4	(25.1)%	(3.4)%
______________________________________

*	NM — percentage is not meaningful

Royalty Revenue
Patent Licenses

Our patent royalties decreased approximately $58.9 million to $208.7 million for the year ended December 31, 2012 from $267.6 million for the same period in 2011. The decrease was primarily due to recognition of one-time royalty revenue during 2011 from new patent license agreements signed in 2011 and lower royalties reported by certain customers in the semiconductor industry during 2012. The decreased revenue is partially offset by revenue recognized from various new patent license agreements signed in 2012.
Our patent royalties decreased approximately $20.8 million to $267.6 million for the year ended December 31, 2011 from $288.4 million for the same period in 2010. The decrease was primarily due to the one-time recognition of royalty revenue from the settlement agreement signed with Samsung in 2010 which was partially offset by the revenue recognized from one-time and/or ongoing licensing agreements with NVIDIA, Broadcom, Freescale and a major smartphone manufacturer in 2011.
We are in negotiations with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Solutions Licenses
Royalties from solutions licenses decreased approximately $7.7 million to $23.7 million for the year ended December 31, 2012 from $31.4 million for the same period in 2011. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
Royalties from solutions licenses decreased approximately $0.4 million to $31.4 million for the year ended December 31, 2011 from $31.8 million for the same period in 2010. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies.
In the future, we expect solutions royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.
Royalty Revenue by Reportable Segment
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, decreased approximately $67.6 million to $214.0 million for the year ended December 31, 2012 from $281.6 million for the year ended December 31, 2011. The decrease was primarily due to recognition of one-time royalty revenue during 2011 from patent license agreements signed in 2011 and lower royalties reported by certain customers in the semiconductor industry and lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product. The decreased revenue is partially offset by revenue recognized from various new patent license agreements signed in 2012.
Royalty revenue from the All Other reportable segment increased approximately $1.0 million to $18.4 million for the year ended December 31, 2012 from $17.4 million for the year ended December 31, 2011. The increase was primarily due to a new license agreement signed in 2012.
Royalty revenue from the MID reportable segment decreased approximately $38.2 million to $281.6 million for the year ended December 31, 2011 from $319.8 million for the year ended December 31, 2010. The decrease was primarily due to the one-time recognition of royalty revenue from the settlement agreement signed with Samsung in 2010 and lower royalties reported from decreased shipments related to DDR2 technologies. The decreased revenue was partially offset by the revenue recognized from one-time and/or ongoing licensing agreements with NVIDIA, Broadcom and Freescale in 2011.
Royalty revenue from the All Other reportable segment increased approximately $17.0 million to $17.4 million for the year ended December 31, 2011 from $0.4 million for the year ended December 31, 2010. The increase was primarily due to a new patent license agreement signed in 2011 and various patent license agreements acquired through the CRI acquisition in 2011.
Contract Revenue
Contract revenue decreased approximately $11.7 million to $1.7 million for the year ended December 31, 2012 from $13.4 million for the year ended December 31, 2011. The decrease was primarily due to absence of new technology development contracts in 2012.
Contract revenue from the MID reportable segment decreased approximately $9.4 million to $1.0 million for the year ended December 31, 2012 from $10.4 million for the year ended December 31, 2011. Contract revenue from the All Other reportable segment decreased approximately $2.3 million to $0.7 million for the year ended December 31, 2012 from $3.0 million for the year ended December 31, 2011. Both decreases were primarily due to absence of new technology development contracts in 2012.
Contract revenue increased approximately $10.2 million to $13.4 million for the year ended December 31, 2011 from $3.2 million for the year ended December 31, 2010. The increase was primarily due to new technology development contracts.
Contract revenue from the MID reportable segment increased approximately $7.2 million to $10.4 million for the year ended December 31, 2011 from $3.2 million for the year ended December 31, 2010. Contract revenue from the All Other reportable segment increased approximately $3.0 million to $3.0 million for the year ended December 31, 2011 from $0 for the year ended December 31, 2010. Both increases were primarily due to new technology development contracts in 2011.
We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and by changes to work required, as well as new technology development contracts booked in the future.
Engineering costs:

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Engineering costs
Cost of revenue	$0.7	$4.9	$1.7	(86.9)%	NM*
Amortization of intangible assets	27.7	18.6	5.0	48.9%	NM*
Stock-based compensation	0.0	0.6	0.2	(96.5)%	NM*
Total cost of revenue	28.4	24.1	6.9	17.8%	NM*
Research and development	131.0	105.2	82.5	24.5%	27.4%
Stock-based compensation	9.5	10.5	10.2	(9.2)%	3.5%
Total research and development	140.5	115.7	92.7	21.4%	24.8%
Total engineering costs	$168.9	$139.8	$99.6	20.8%	40.3%
______________________________________

*	NM — percentage is not meaningful
Engineering costs are allocated between cost of revenue and research and development expenses. Cost of revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services as well as amortization expense related to various acquired intellectual property for patent licensing. The balance of engineering costs, incurred for the development of applicable technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual customer contracts.
For the year ended December 31, 2012 as compared to the same period in 2011, total engineering costs increased 20.8% primarily due to increased headcount related costs of $11.4 million from additional employees to support our research and development efforts, increased amortization expense of $9.1 million related to intangible assets acquired since the second quarter of 2011, increased consulting expenses of $6.3 million and increased accrual of retention bonuses related to acquisitions of $4.9 million, offset by $4.2 million decrease in funding for our 2012 CIP which is lower than our 2011 CIP.
For the year ended December 31, 2011 as compared to the same period in 2010, total engineering costs increased 40.3% primarily due to increased headcount related costs of $6.9 million from additional employees (including employees from the CRI acquisition) to support our development efforts, increased amortization expense related to acquired intangible assets of $13.6 million as well as the accrual of the CRI acquisition retention bonuses of $15.7 million and higher prototyping costs of $3.1 million, offset by the $2.8 million decrease in funding for our 2011 CIP which is lower than our 2010 CIP.
In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative costs:

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$86.4	$86.2	$76.6	0.2%	12.6%
Litigation expense	13.2	61.0	22.7	(78.3)%	168.7%
Stock-based compensation	13.0	16.9	20.2	(23.2)%	(16.4)%
Total marketing, general and administrative costs	$112.6	$164.1	$119.5	(31.4)%	37.4%
Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other marketing and administrative efforts. Litigation expenses have been a significant portion of our marketing, general and administrative expenses and can vary significantly from quarter to quarter. Consistent with our business model, our licensing and marketing activities aim to develop or strengthen relationships with potential and current customers. In addition, we work with current customers through marketing, sales and technical efforts to drive adoption of their products that use our innovations and solutions, by system companies. Due to the long business development cycles we face and the semi-fixed nature of marketing, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in recent or future periods.
For the year ended December 31, 2012 as compared to 2011, total marketing, general and administrative costs decreased 31.4% which included a decrease in litigation expenses related to ongoing major cases of $47.8 million. Non-litigation related marketing, general and administrative costs remained relatively flat for the year ended December 31, 2012 as compared to 2011, primarily due to increased headcount related costs of $3.2 million from the average increase in employees to support our business during 2012, increased accrual of retention bonuses of $1.8 million related to acquisitions, increased amortization expense of $1.1 million related to intangible assets acquired since the second quarter of 2011 and increased costs related to sales and marketing events of $1.0 million, offset by $8.1 million decrease in funding for our 2012 CIP, which is lower than our 2011 CIP.
For the year ended December 31, 2011 as compared to 2010, total marketing, general and administrative costs increased 37.4% primarily due to the increased litigation expenses of $38.3 million related to ongoing major cases. Non-litigation related marketing, general and administrative costs increased for the year ended December 31, 2011 primarily due to the accrual of the CRI acquisition retention bonuses of $2.4 million and increased headcount related costs of $4.7 million from the increase in employees to support our business as well as higher consulting costs of $3.4 million and the acquisition costs related to CRI of $3.9 million, offset by the $5.0 million decrease in funding for our 2011 CIP, which is lower than our 2010 CIP, and lower stock-based compensation expense of $3.3 million.
In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our non-litigation marketing, general and administrative costs to decrease due to our restructuring plan undertaken in 2012. Litigation expenses are expected to vary from period to period due to the variability of litigation activities.
Restructuring charges:

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Restructuring charges	$7.3	$—	$—	NM*	N/A*
______________________________________

*	N/A — not applicable

*	NM — percentage is not meaningful
During 2012, we initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of our research and development efforts. As a result of the restructuring program, we recorded a pre-tax charge of $7.3 million during 2012 related primarily to the reduction in workforce, which included approximately $1.8 million in early termination payments to certain employees related to their previous retention bonus arrangements. We expect to substantially complete our restructuring activities by the first quarter of 2013. Refer to Note 16, “Restructuring Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Impairment of goodwill and long-lived assets:

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Impairment of goodwill and long-lived assets	$35.5	$—	$—	NM*	N/A*
______________________________________

*	N/A — not applicable

*	NM — percentage is not meaningful as the change is too large
During 2012, we recorded a non-cash charge for the impairment of goodwill and long-lived assets within our LDT group of approximately $35.5 million. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and long-lived assets to determine if impairment exists. We conducted this impairment review as a result of the change in our business strategy with less focus on the higher margin display technology licensing and an increased focus on general lighting technologies. Refer to Note 6, “Intangible Assets and Goodwill,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Costs of restatement and related legal activities:

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Costs of restatement and related legal activities, net	$0.2	$16.2	$4.2	(98.5)%	NM*
______________________________________

*	NM — percentage is not meaningful
Costs of restatement and related legal activities consist primarily of settlement payments, investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
For the year ended December 31, 2012, cost of restatement and related legal activities were $0.2 million primarily due to litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation.
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
Gain from settlement:

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Gain from settlement	$—	$6.2	$126.8	N/A*	(95.1)%
______________________________________

*	N/A — not applicable
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

Interest and other income (expense), net:

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Interest income and other income (expense), net	$0.0	$0.5	$1.4	(89.5)%	(59.5)%
Interest expense	(27.5)	(24.8)	(20.2)	10.8%	22.7%
Interest and other income (expense), net	$(27.5)	$(24.3)	$(18.8)	13.1%	28.8%
______________________________________
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) as well as the coupon interest related to the 2014 Notes. For the years ended December 31, 2012, 2011 and 2010, we recognized $4.1 million, $3.3 million and $0.5 million, respectively, of interest expense in connection with the imputed financing obligations in our statement of operations. See Note 12, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details. We expect our non-cash interest expense to increase steadily as the 2014 Notes reach maturity. See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Provision for income taxes:

	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	Change	Change
	(Dollars in millions)
Provision for income taxes	$16.5	$17.3	$57.1	(4.6)%	NM*
Effective tax rate	(14.0)%	(66.9)%	27.5%
______________________________________

*	NM — percentage is not meaningful
Our effective tax rates for the year ended December 31, 2012 and 2011 are different from the U.S. statutory tax rate applied to our pretax loss because of the valuation allowance on our U.S. deferred tax assets, foreign losses with no current tax benefit recorded, and foreign withholding and income taxes. Our effective tax rate for the year ended December 31, 2010 was different from the U.S. statutory tax rate applied to our pretax income because of the valuation allowance on our U.S. deferred tax assets, partially offset by foreign withholding taxes and state alternative minimum taxes.
For the year ended December 31, 2012, we paid withholding taxes of $15.7 million. We recorded a provision for income taxes of $16.5 million which is primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2011, we paid withholding taxes of $16.6 million. We recorded a provision for income taxes of $17.3 million which is primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2010, we paid withholding taxes of $55.0 million. We recorded a provision for income taxes of $57.1 million which is primarily comprised of withholding taxes, other foreign taxes and current state taxes.
As of December 31, 2012, we continued to maintain a valuation allowance against our U.S. deferred tax assets. Management periodically evaluates the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Based on all available evidence, we determined that it was not more likely than not that the deferred tax assets would be realized. Should we achieve sustained taxable income in the future, we would release the valuation allowance to recognize the deferred tax assets which would provide a valuable benefit to us.
Liquidity and Capital Resources

	December 31, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$149.0	$162.2
Marketable securities	54.3	127.2
Total cash, cash equivalents, and marketable securities	$203.3	$289.4

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net cash provided by (used in) operating activities	$(17.5)	$53.0	$235.2
Net cash provided by (used in) investing activities	$2.6	$(24.1)	$(181.5)
Net cash provided by (used in) financing activities	$1.7	$(81.9)	$(127.5)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the year ended December 31, 2012 were funded primarily from cash collected from our customers and maturities of marketable securities.
We do not anticipate any liquidity constraints as a result of either the current credit environment, investment fair value fluctuations or the repayment of the 2014 Notes. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and this Annual Report on Form 10-K, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
Operating Activities
Cash used in operating activities of $17.5 million for the year ended December 31, 2012 was primarily attributable to the cash net loss of $14.4 million, which included the payment of $8.6 million for the interest related to the 2014 Notes, and changes in operating assets and liabilities. Changes in operating assets and liabilities for the year ended December 31, 2012 primarily included decreases in accounts payable and accrued litigation due to payments of invoices and decreases in accrued salaries and benefits and other accrued liabilities due to lower accruals for the 2012 CIP, offset by increases in prepaid expenses and other assets, and deferred revenue due primarily to our current commitment to purchase intellectual property from Elpida.
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
Cash provided by operating activities of $235.2 million in the year ended December 31, 2010 was primarily attributable to the signing of Samsung and Elpida license agreements. In total, Samsung and Elpida provided approximately $300.2 million of net operating cash flow after applicable foreign tax withholdings. Additionally cash provided by operating activities included increases in accrued salaries due to the 2010 CIP and bonus related to the Samsung Settlement which was offset by decreases in accrued litigation and accounts payable.
Investing Activities
Cash provided by investing activities of $2.6 million for the year ended December 31, 2012 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $183.1 million, partially offset by cash paid for purchases of available-for-sale marketable securities of $110.7 million and the acquisition of Unity and other businesses of $46.3 million, net of cash acquired. In addition, we paid $21.8 million to acquire property, plant and equipment, primarily related to building improvements and computer equipment, and $1.7 million for intangible assets.

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
Financing Activities
Cash provided by financing activities was $1.7 million for the year ended December 31, 2012 primarily due to proceeds of $4.1 million from issuance of common stock under equity incentive plans, partially offset by $1.9 million for payments under installment payment arrangements to acquire fixed assets and $0.5 million related to the principal payments against the lease financing obligation.
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
Contractual Obligations
On December 15, 2009, we entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California commencing on July 1, 2010 and expiring on June 30, 2020. The office space is used for our corporate headquarters, as well as engineering, marketing and administrative operations and activities. We have two options to extend the lease for a period of 60 months each and a one-time option to terminate the lease after 84 months in exchange for an early termination fee. Pursuant to the terms of the lease, the landlord agreed to reimburse us approximately $9.1 million, which was received by the year ended December 31, 2011. We recognized the reimbursement as an additional imputed financing obligation as such payment from the landlord is deemed to be an imputed financing obligation. On November 4, 2011, to better plan for future expansion, we entered into an amended lease for our Sunnyvale facility for approximately an additional 31,000 square feet of space commencing on March 1, 2012 and expiring on June 30, 2020. Additionally, a tenant improvement allowance to be provided by the landlord was approximately $1.7 million. On September 29, 2012, we entered into a second amended Sunnyvale lease to reduce the tenant improvement allowance to approximately $1.5 million. We have not started the tenant improvements construction as of December 31, 2012. The annual base rent for these leases includes certain rent abatement and increases annually over the lease term.
On March 8, 2010, we entered into a lease agreement for approximately 25,000 square feet of office and manufacturing areas, located in Brecksville, Ohio. The office space is used for LDT’s engineering activities while the manufacturing space is used for the manufacturer of prototypes. This lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet and the amended lease will expire on July 31, 2019. We have an option to extend the Lease for a period of 60 months.
We undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for our use. Since certain improvements to be constructed by us were considered structural in nature and we were responsible for any cost overruns, for accounting purposes, we were treated in substance as the owner of the construction project during the construction period. At the completion of each construction, we concluded that we retained sufficient continuing involvement to preclude de-

recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, we continue to account for the building as owned real estate and to record an imputed financing obligation for our obligation to the legal owners.
Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2012, 2011 and 2010, we recognized in our Consolidated Statements of Operations $4.1 million, $3.3 million and $0.5 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2012 and 2011, the imputed financing obligation balance in connection with these facilities was $45.9 million and $43.8 million, respectively, which was primarily classified under long-term imputed financing obligation.
In November 2011, we entered into a lease agreement for approximately 26,000 square feet of office space in San Francisco, California to be used for CRI’s office space and is treated as an operating lease. This lease has a commencement date of February 1, 2012 and a lease term of 75 months from the commencement date. The annual base rent includes certain rent abatement and increases annually over the lease term.
In connection with the June 3, 2011 acquisition of CRI, we are obligated to pay a retention bonus to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in three equal amounts of approximately $16.7 million. The first payment was paid in cash during the second quarter of 2012, and the remaining payments payable on June 3, 2013 and 2014 will be paid in cash or stock at our election. As of December 31, 2012, the remaining retention bonus commitment is $33.3 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by us to a designated charity. See Note 5, “Acquisitions,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding the acquisition of CRI.
On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2012 and 2011 was $172.5 million, offset by unamortized debt discount of $24.9 million and $39.0 million, respectively, in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 18 months until maturity of the 2014 Notes on June 15, 2014. See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
As of December 31, 2012, our material contractual obligations are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$54,499	$6,825	$6,994	$7,165	$7,345	$7,526	$18,644
Leases and other contractual obligations (3)	16,350	10,745	1,657	1,541	1,049	1,018	340
Software licenses (4)	439	359	80	—	—	—	—
Acquisition retention bonuses (5)	37,953	18,207	18,206	1,540	—	—	—
Convertible notes	172,500	—	172,500	—	—	—	—
Interest payments related to convertible notes	12,937	8,625	4,312	—	—	—	—
Total	$294,678	$44,761	$203,749	$10,246	$8,394	$8,544	$18,984
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.8 million including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable, as of December 31, 2012. As noted in Note 17, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)
With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the Consolidated Balance Sheets are the interest on the imputed financing obligation and the estimated common area expenses over the future periods.

(3)	Leases and other contractual obligations include our current operating lease commitments and commitment to purchase intellectual property from Elpida.

(4)
We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2012 which are also presented on our Consolidated Balance Sheet under current and other long-term liabilities.

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
See Note 19, “Settlement Agreement with Samsung,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
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
For the years ended December 31, 2012 and 2011, we did not repurchase any shares of our Common Stock under our share repurchase program. For the year ended December 31, 2010, we repurchased approximately 9.5 million shares of our Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. As of December 31, 2012, we had repurchased a cumulative total of approximately 26.3 million shares of our

Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.
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
Shareholder Litigation Related to Historical Stock Option Practices
See Note 18, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
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
Certain revenue contract consists of service fees associated with integration of our solutions into our customers’ products and fees associated with providing training, evaluation and test equipment to our customers. Under the accounting guidance, if the deliverables have standalone value upon delivery, we account for each deliverable separately. When multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on our best estimate of selling price (“BESP”). We have determined that vendor-specific objective evidence of selling price for each deliverable is not available as there is a lack of consistent number of standalone sales and third-party evidence is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where our services are sold, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices. In most cases, the relative values of the undelivered components are not significant to the overall arrangement and are typically delivered within twelve months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate BESP and total contract consideration (i.e. discount) is allocated pro-rata across each of the components in the arrangement.
Our revenue consists of royalty revenue and contract revenue derived from MID, CRI and LDT operating segments. Royalty revenue consists of patent license and solutions license royalties. Contract revenue consists of fixed license fees, fixed engineering fees and service fees associated with integration of our technology solutions into our customers’ products.
Royalty Revenue

We recognize royalty revenue upon notification by our customers and when deemed collectible. The terms of the royalty agreements generally either require customers to give us notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. Many of our customers have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. We have two types of royalty revenue: (1) patent license royalties and (2) solutions license royalties.
Patent licenses - We license our broad portfolio of patented inventions to companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of our patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, we generally recognize revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, we earn royalties at the time that the customers’ sales occur. Our customers, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As we are unable to estimate the customers’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by customers during the quarter and when other revenue recognition criteria are met.
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
Solutions licenses - We develop proprietary and industry-standard products that we provide to our customers under solutions license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We earn royalties on such licensed products sold worldwide by our customers at the time that the customers’ sales occur. Our customers, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As we are unable to estimate the customers’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by customers during the quarter and when other revenue recognition criteria are met.
Contract Revenue
We generally recognize revenue using percentage of completion for development contracts related to licenses of our solutions that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress to completion using input measures based upon contract costs incurred. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by us or production of chips by the customer. The remaining fees may be due on pre-determined dates and include significant up-front fees.
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
If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, we will recognize the revenue and record an unbilled receivable. Amounts invoiced to our customers in excess of recognizable revenue are recorded as deferred revenue. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a material impact on deferred revenue or unbilled receivables in any given period.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of net assets received. Identifiable intangible assets are comprised of patents, customer contracts and contractual relationships, existing technology, intellectual property and other intangible assets. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to ten years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
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
We amortize long-lived assets over their estimated useful lives. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of our use of the acquired assets or the strategy for our overall business.
When we determine that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. An impairment loss is recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of our long-lived assets.
In August 2012, as a result of the change in business strategy for the LDT reporting unit, we revised our projected cash flows for LDT, triggering an interim impairment analysis for goodwill and long-lived assets. The decline in the projected cash flows for LDT resulted from a change in business strategy with less focus on the higher margin display technology licensing and an increased focus on our general lighting technologies.
As a result of the interim impairment analysis, we concluded that our LDT asset group was not able to recover the carrying amount of our LDT assets. Determining the fair value of an asset group unit is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 fair value inputs, including current replacement costs, revenue growth rates and operating margins, and discount rates, among others. Accordingly, we were required to make various estimates in determining the fair values of the LDT asset group. Due to the highly customized nature of the LDT manufacturing equipment, we primarily utilized the cost approach to estimate the fair value of its property, plant and equipment. To determine the estimated fair value of its property, plant and equipment, adjustment factors, including cost trend factors, were applied to each individual asset's original cost in order to estimate current replacement cost. The current replacement cost was then adjusted for estimated deductions to recognize the effects of deterioration and obsolescence from all causes, as well as indirect costs such as installation. Where appropriate, we utilized a market approach to estimate the fair value of our property, plant and equipment. This approach included the identification of market prices in actual transactions for similar assets based on asking prices for assets currently available for sale, as well as obtaining and reviewing certain direct market values based quoted prices with manufacturers and secondary market participants for similar equipment. Upon completion of this analysis, we recorded an impairment charge of $5.8 million and $0.6 million for building improvements and software in our LDT asset group, respectively.
The estimated fair value of the acquired intangible assets was determined based on the income approach, using Level 3 fair value inputs, as it was deemed to be the most indicative of our fair value in an orderly transaction between market participants.

Under the income approach, we determined fair value based on the estimated future cash flows resulting from the licensing of the technology underlying the intangible assets. The estimated cash flows in the income approach were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Upon completion of this analysis, we recorded an impairment charge of $15.4 million in the third quarter of 2012 related to acquired intangible assets.
Accordingly a long-lived asset impairment charge aggregating to $21.8 million was included in "Impairment of goodwill and long-lived assets" in the Consolidated Statements of Operations.
As noted above, the Company performed an event-driven interim impairment analysis of goodwill as of August 31, 2012.
We estimated the fair value of all the reporting units using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. Certain estimates used in the income approach involve information from businesses with developing revenue models and limited financial history, which increase the risk of differences between the projected and actual performance. One of the key assumptions used in applying the income approach includes discount rates which ranged from 20% to 35% depending on the reporting units' overall risk profile relative to other guideline companies, the reporting units' respective industry as well as the visibility of future expected cash flows.
Upon the completion of the goodwill impairment analysis as of August 31, 2012, we recorded a non-cash goodwill impairment charge of $13.7 million relating to all of the goodwill of the LDT reporting unit. The fair value of each of the other reporting units exceeded the goodwill carrying value. The goodwill impairment charge is included in “Impairment of goodwill and long-lived assets” in the accompanying Consolidated Statements of Operations.
In the fourth quarter of 2012, we performed our annual goodwill impairment analysis and we also finalized the financial information that will be regularly reviewed for resource allocation and performance assessment under the new internal reorganization which was announced in the third quarter of 2012. The new internal organization structure resulted in four reporting units: MID, CRI, LDT and MTD. As of December 31, 2012, the fair value of our MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 260%; the fair value of our CRI reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 60%; and the fair value of our MTD reporting unit, with $8.1 million of goodwill, exceeded the carrying value of its net assets by approximately 50%. To arrive at our cash flow projections utilized in the income approach, we used the reporting unit’s forecast of estimated operating results based on key assumptions such as long-term revenue growth rates, costs and estimates of future anticipated changes in operating margins based on economic and market information. Key assumptions used to determine the fair value of our reporting units at December 31, 2012, were the expected after-tax cash flows for the forecast period and terminal year, terminal growth rates and weighted average cost of capital. Certain estimates used in the income approach involve information from businesses with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. One of the key assumptions used in applying the income approach include discount rates which ranged from 21% to 36% depending on the reporting units’ overall risk profile relative to other guideline companies, the reporting units' respective industry as well as the visibility of future expected cash flows.
It is reasonably possible that the businesses could perform significantly below our expectations or a deterioration of market and economic conditions could occur. This would adversely impact our ability to meet our projected results, which could cause the goodwill in any of our reporting units or long-lived assets in any of our asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect our future financial results. If the MTD and LDT reporting units are not successful in commercializing new business arrangements, or if we are unsuccessful in signing new license agreements or renewing our existing license agreements for the MID and CRI reporting units, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or long-lived assets to become impaired. If we determine that our goodwill or long-lived assets are impaired, we would be required to record a non-cash charge that could have a material adverse effect on our results of operations and financial position.
Litigation
We are involved in certain legal proceedings, as discussed in Note 18, “Litigation and Asserted Claims,” of Notes to Consolidated Financial Statements of this Form 10-K. Based upon consultation with outside counsel handling our defense in these matters and an analysis of potential results, if we believe that a loss arising from such matters is probable and can be reasonably estimated, we record the estimated liability in our consolidated financial statements. If only a range of estimated losses can be estimated, we record an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the liability at the low end of the range of estimates. Any such accrual would be charged to expense in the appropriate period. We recognize litigation expenses in the period in which the litigation services were provided.
Income Taxes
As part of preparing our consolidated financial statements, we are required to calculate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.

As of December 31, 2012, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $211.0 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of December 31, 2012, a valuation allowance of $206.5 million reduced net deferred tax assets to $4.5 million. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the industries in which we operate.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.  We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance due to the uncertainty of generating sufficient taxable income to utilize deferred tax assets based on forecasted revenues, which we considered significant negative evidence. Though considered positive evidence, potential income from currently unsigned favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to our inability to reliably estimate the probability, timing and amounts of such settlements. Even though we are no longer in a cumulative loss position, the uncertainty of generating sufficient taxable income to utilize deferred tax assets based on forecasted revenues is a negative factor that outweighs the positive factors leading to a conclusion that a release of the valuation allowance is not yet appropriate.

Tax attributes related to stock option windfall deductions are not to be recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded to equity when they reduce cash taxes payable.

We will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the consolidated statement of operations as part of the tax effect of stock-based compensation.

The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although FASB Accounting Standards Codification (“ASC”) 740 Income Taxes, provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, it could materially affect income tax expense.
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
The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 13, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements of this Form 10-K for more information regarding the valuation of stock-based compensation.
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
Convertible Notes
See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K regarding the accounting policy in regards to the adoption of the FASB accounting guidance which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.
Recent Accounting Pronouncements
See Note 3, “Recent Accounting Pronouncement,” of Notes to Consolidated Financial Statements of this Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2012, we had an investment portfolio of fixed income marketable securities of $183.9 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2012, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.
The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%
Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—
Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)
The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of December 31, 2012:

(Dollars in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$172,716	$189,988	$155,444
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and Italy and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2012, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
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
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Page
Schedule II - Valuation and Qualifying Accounts	96
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 22, 2013

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$148,984	$162,244
Marketable securities	54,346	127,212
Accounts receivable	529	1,026
Prepaids and other current assets	10,529	8,096
Deferred taxes	788	2,798
Total current assets	215,176	301,376
Intangible assets, net	153,173	181,955
Goodwill	124,969	115,148
Property, plant and equipment, net	86,905	81,105
Deferred taxes, long term	4,458	7,531
Other assets	3,131	6,539
Total assets	$587,812	$693,654
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,918	$16,567
Accrued salaries and benefits	23,992	31,763
Accrued litigation expenses	9,822	10,502
Other accrued liabilities	12,402	6,479
Total current liabilities	54,134	65,311
Convertible notes, long-term	147,556	133,493
Long-term imputed financing obligation	45,919	43,793
Long-term income taxes payable	6,533	9,946
Other long-term liabilities	12,076	11,317
Total liabilities	266,218	263,860
Commitments and contingencies (Notes 12 and 18)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2012 and December 31, 2011	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 111,525,021 shares at December 31, 2012 and 110,267,145 shares at December 31, 2011	112	110
Additional paid in capital	1,075,761	1,049,716
Accumulated deficit	(753,979)	(619,643)
Accumulated other comprehensive loss	(300)	(389)
Total stockholders’ equity	321,594	429,794
Total liabilities and stockholders’ equity	$587,812	$693,654
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue:
Royalties	$232,385	$299,004	$320,155
Contract revenue	1,666	13,359	3,235
Total revenue	234,051	312,363	323,390
Operating costs and expenses:
Cost of revenue*	28,372	24,085	6,937
Research and development*	140,503	115,696	92,706
Marketing, general and administrative*	112,594	164,131	119,475
Restructuring charges	7,301	—	—
Impairment of goodwill and long-lived assets	35,471	—	—
Costs of restatement and related legal activities, net	244	16,187	4,190
Gain from settlement	—	(6,200)	(126,800)
Total operating costs and expenses	324,485	313,899	96,508
Operating income (loss)	(90,434)	(1,536)	226,882
Interest income and other income (expense), net	59	563	1,390
Interest expense	(27,510)	(24,828)	(20,228)
Interest and other income (expense), net	(27,451)	(24,265)	(18,838)
Income (loss) before income taxes	(117,885)	(25,801)	208,044
Provision for income taxes	16,451	17,252	57,127
Net income (loss)	$(134,336)	$(43,053)	$150,917
Net income (loss) per share:
Basic	$(1.21)	$(0.39)	$1.34
Diluted	$(1.21)	$(0.39)	$1.30
Weighted average shares used in per share calculations:
Basic	110,769	110,041	112,456
Diluted	110,769	110,041	115,884
______________________________________

* Includes stock-based compensation:
Cost of revenue	$20	$575	$173
Research and development	$9,546	$10,519	$10,165
Marketing, general and administrative	$12,980	$16,902	$20,210
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(134,336)	$(43,053)	$150,917
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	89	(27)	(449)
Total comprehensive income (loss)	$(134,247)	$(43,080)	$150,468
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2009	105,934	$106	$818,992	$(563,858)	$87	$255,327
Net income	—	—	—	150,917	—	150,917
Unrealized loss on marketable securities, net of tax	—	—	—	—	(449)	(449)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,481	1	15,066	—	—	15,067
Issuance of common stock due to the settlement with Samsung	4,788	5	78,495	—	—	78,500
Repurchase and retirement of common stock under repurchase plan	(9,527)	(9)	(31,449)	(163,649)	—	(195,107)
Stock-based compensation	—	—	30,528	—	—	30,528
Balances at December 31, 2010	102,676	103	911,632	(576,590)	(362)	334,783
Net loss	—	—	—	(43,053)	—	(43,053)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(27)	(27)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,371	1	10,093	—	—	10,094
Net issuance of common stock due to CRI acquisition	6,220	6	86,137	—	—	86,143
Settlement of Samsung’s option related to the contingently redeemable common stock	—	—	13,500	—	—	13,500
Stock-based compensation	—	—	28,354	—	—	28,354
Balances at December 31, 2011	110,267	110	1,049,716	(619,643)	(389)	429,794
Net loss	—	—	—	(134,336)	—	(134,336)
Unrealized gain on marketable securities, net of tax	—	—	—	—	89	89
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,258	2	3,499	—	—	3,501
Stock-based compensation	—	—	22,546	—	—	22,546
Balances at December 31, 2012	111,525	$112	$1,075,761	$(753,979)	$(300)	$321,594
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(134,336)	$(43,053)	$150,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and long-lived assets	35,471	—	—
Stock-based compensation	22,546	27,996	30,548
Depreciation	13,190	11,894	10,101
Amortization of intangible assets	30,345	20,191	5,066
Non-cash interest expense and amortization of convertible debt issuance costs	14,695	12,622	11,075
Deferred tax (benefit) provision	3,728	(246)	(73)
Loss (gain) on disposal of property, plant and equipment	8	—	(153)
Non-cash acquisition of patents	—	(3,000)	—
Loss on sale of marketable security	—	—	87
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	497	2,714	(1,651)
Prepaids and other assets	8,379	8,810	4,643
Accounts payable	(9,664)	10,452	(3,811)
Accrued salaries and benefits and other accrued liabilities	1,842	(783)	28,050
Accrued litigation expenses	(680)	6,442	(1,087)
Income taxes payable	(3,522)	(1,047)	1,506
Net cash provided by (used in) operating activities	(17,501)	52,992	235,218
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(46,278)	(167,381)	(17,000)
Purchases of property, plant and equipment	(21,809)	(19,431)	(26,700)
Acquisition of intangible assets	(1,700)	(1,210)	(7,760)
Purchases of marketable securities	(110,716)	(173,996)	(428,768)
Maturities of marketable securities	183,086	337,880	296,639
Proceeds from sale of marketable securities	—	33	1,829
Proceeds from sale of property, plant and equipment	—	—	257
Net cash provided by (used in) investing activities	2,583	(24,105)	(181,503)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	4,103	12,282	16,514
Payments under installment payment arrangement	(1,923)	(2,531)	(4,274)
Principal payments against financing lease obligation	(522)	(456)	—
Payment to redeem contingently redeemable common stock pursuant to the settlement agreement with Samsung	—	(100,000)	—
Proceeds received from issuance of contingently redeemable common stock and common stock pursuant to the settlement agreement with Samsung	—	—	192,000
Proceeds from landlord for tenant improvements	—	8,800	292
Repurchase and retirement of common stock, including prepayment under share purchase contract	—	—	(195,108)
Repayment of convertible senior notes	—	—	(136,950)
Net cash provided by (used in) financing activities	1,658	(81,905)	(127,526)
Net decrease in cash and cash equivalents	(13,260)	(53,018)	(73,811)
Cash and cash equivalents at beginning of year	162,244	215,262	289,073
Cash and cash equivalents at end of year	$148,984	$162,244	$215,262

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,625	$8,625	$8,625
Income taxes, net of refunds	$16,384	$16,254	$56,689
Non-cash investing and financing activities:
Non-cash obligation for property, plant and equipment	$2,512	$7,409	$2,260
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$1,709	$3,093	$7,714
Intangible assets acquired under installment payment arrangement	$—	$—	$500
Common stock, net, issued pursuant to acquisition	$—	$86,143	$—
See Notes to Consolidated Financial Statements

RAMBUS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company
Rambus Inc. (the “Company” or “Rambus”), the innovative technology solutions company that brings invention to market, was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. Unleashing the intellectual power of its engineers and scientists in a collaborative and synergistic way, the Company invents, develops, offers and licenses solutions that challenge and enable its customers to create the future. In addition to licensing, the Company is creating new business opportunities through offering products and services where its goal is to perpetuate strong company operating performance and long-term stockholder value. The Company generates revenue by licensing its inventions and solutions, whether in the form of patent licensing, solutions licensing, or services, to market-leading companies.
While the Company has historically focused its efforts on the development of technologies for electronics memory and chip interfaces, it has been expanding its portfolio of inventions and solutions to address additional markets in lighting, displays, chip and system security, digital media, as well as new areas within the semiconductor industry, such as imaging and non-volatile memory. The Company intends to continue its growth into new technology fields, consistent with our mission to create great value through its innovations and to make those technologies available through its licensing business model. Key to the Company's efforts, both in its current businesses and in any new area of diversification, will be hiring and retaining inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute its plans and strategies.
2. Summary of Significant Accounting Policies
Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan, Cryptography Research, Inc., located in California, U.S.A., Unity Semiconductor Corporation, located in California, U.S.A., Mozaik Multimedia, Inc., located in California, U.S.A., and Rambus Ltd., located in George Town, Grand Cayman Islands, British West Indies, which includes Rambus Chip Technologies (India) Private Limited, Rambus Deutschland GmbH, located in Pforzheim, Germany, Kamiyacho IP Holdings and Rambus Korea, Inc., located in Seoul, Korea. In addition, Rambus International Ltd. and Rambus Delaware LLC are also subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.
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
Reclassifications
Certain prior year balances were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income (loss) or cash flows for any of the periods presented.
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
Certain revenue contract consists of service fees associated with integration of its solutions into its customers’ products and fees associated with providing training, evaluation and test equipment to its customers. Under the accounting guidance, if the deliverables have standalone value upon delivery, Rambus accounts for each deliverable separately. When multiple-deliverables

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. Rambus determines the relative selling price for a deliverable based on its best estimate of selling price (“BESP”). Rambus has determined that vendor-specific objective evidence of selling price for each deliverable is not available as there is a lack of consistent number of standalone sales and third-party evidence is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. Rambus determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include discounting practices, the size and volume of transactions, the customer demographic, the geographic area where services are sold, price lists, go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As the go-to-market strategies evolve, Rambus may modify its pricing practices in the future, which could result in changes in relative selling prices. In most cases, the relative values of the undelivered components are not material to the overall arrangement and are typically delivered within twelve months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate BESP and total contract consideration (i.e. discount) is allocated pro-rata across each of the components in the arrangement.
Rambus’ revenue consists of royalty revenue and contract revenue derived from Memory and Interface Division ("MID"), Cryptography Research Inc. ("CRI") and Lighting and Display Technologies ("LDT") operating segments. Royalty revenue consists of patent license and solutions license royalties. Contract revenue consists of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ technology solutions into its customers’ products.
Royalty Revenue
Rambus recognizes royalty revenue upon notification by its customers and when deemed collectible. The terms of the royalty agreements generally either require customers to give Rambus notification and to pay the royalties within 60 days of the end of the quarter during which the sales occur or are based on a fixed royalty that is due within 45 days of the end of the quarter. Many of Rambus’ customers have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. Rambus has two types of royalty revenue: (1) patent license royalties and (2) solutions license royalties.
Patent licenses - Rambus licenses its broad portfolio of patented inventions to companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of its patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, Rambus generally recognizes revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, Rambus earns royalties at the time that the customers’ sales occur. Rambus’ customers, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the customers’ sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by customers during the quarter and when other revenue recognition criteria are met.
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
Solutions licenses - Rambus develops proprietary and industry-standard products that it provides to its customers under solutions license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus earns royalties on such licensed products sold worldwide by its customers at the time that the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customers’ sales occur. Rambus’ customers, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the customers’ sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by customers during the quarter and when other revenue recognition criteria are met.
Contract Revenue
Rambus generally recognizes revenue using percentage of completion for development contracts related to licenses of its solutions that involve significant engineering and integration services. For agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon contract costs incurred. Part of these contract fees may be due upon the achievement of certain milestones, such as provision of certain deliverables by Rambus or production of chips by the customer. The remaining fees may be due on pre-determined dates and include significant up-front fees.
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
If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, Rambus will recognize the revenue and record an unbilled receivable. As of December 31, 2012 and 2011, the balances of unbilled receivable were not material. Amounts invoiced to its customers in excess of recognizable revenue are recorded as deferred revenue. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a material impact on deferred revenue or unbilled receivables in any given period.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of net assets received. Identifiable intangible assets are comprised of patents, customer contracts and contractual relationships, existing technology, intellectual property and other intangible assets. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 10 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
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
Under the income approach, the Company measures fair value of the reporting unit based on a projected cash flow method using a discount rate determined by its management which is commensurate with the risk inherent in its current business model. The Company’s discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing its business. In the third quarter of 2012, the Company performed an interim goodwill impairment analysis due to a change in business strategy for its LDT reporting unit which resulted in an impairment of all of the LDT reporting unit's goodwill. See Note 6, "Intangible Assets and Goodwill" for further details. The Company also performed its annual goodwill impairment analysis as of December 31, 2012 and determined that the fair value of each of its reporting units exceed their carrying value.
Given the current economic environment and the uncertainties regarding the impact on its business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in the fourth quarter of 2012 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenues or operating margin rates are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any such future impairment charge would result or, if it does, whether such charge would be material. The Company believes that the assumptions and rates used in its impairment test are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.
Long-lived Asset Impairment
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. The Company’s estimates of future cash flows attributable to its long-lived assets require significant judgment based on its historical and anticipated results and are subject to many factors. Factors that the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of our use of the acquired assets or the strategy for our overall business.
When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the long-lived assets. During 2012, the Company recognized an impairment of its long-lived and intangible assets related to its LDT asset group. See Note 6, "Intangible Assets and Goodwill" for further details. During 2011 and 2010, Rambus did not recognize any impairment of its long-lived assets.
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
The Company determines compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes Merton valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2012, 2011 and 2010 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actual option forfeitures. The Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the consolidated statement of operations as part of the tax effect of stock-based compensation.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities as of December 31, 2012 and 2011. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair market value of the Company's convertible notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet.
Property, Plant and Equipment
Property, plant and equipment includes computer equipment, computer software, machinery, leasehold improvements, furniture and fixtures and buildings. Computer equipment, computer software, machinery and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of 3, 3 to 5, 7 and 3 years, respectively. The Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the buildings during the construction period for accounting purposes. Upon completion of construction, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the buildings under the FASB authoritative guidance applicable to sale leaseback for real estate. As such, the Company continues to account for the buildings as owned real estate and to record an imputed financing obligation for its obligation to the legal owners. The buildings will be depreciated on a straight-line basis over an estimated useful life of approximately 39 years. See Note 10, “Balance Sheet Details,” and Note 12, “Commitments and Contingencies,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
Research and Development

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, stock-based compensation, depreciation, professional services and overhead expenses related to the general development of Rambus’ products, are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Rambus has not capitalized any software development costs since the period between establishing technological feasibility and general customer release is relatively short and as such, these costs have not been material.
Computation of Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units, and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported. As discussed in Note 19, “Settlement Agreement with Samsung,” the Company reported shares issued to Samsung as contingently redeemable common stock due to the contractual put rights associated with those shares. As such, the Company used the two-class method for reporting earnings per share for those periods where the contingently redeemable common stock was outstanding (during 2010 until August 2011).
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
Credit Concentration
As of December 31, 2012 and 2011, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. government bonds and notes, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.
Foreign Currency Translation
The Company’s foreign subsidiaries currently use the U.S. dollar as the functional currency. Remeasurement adjustments for non-functional currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. The remeasurement gains and losses of these foreign subsidiaries as well as gains and losses from foreign currency transactions are included in other expense, net in the consolidated statements of operations, and are not material for any periods presented.
3. Recent Accounting Pronouncement
In December 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for the Company's interim period ending March 31, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.
In July 2012, the FASB amended its guidance to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. An entity no longer will be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment becomes effective for the Company’s interim period ending March 31, 2013 and early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position or results of operations as it does not have any indefinite-lived intangible assets.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported. As discussed in Note 19, “Settlement Agreement with Samsung,” the Company reported approximately 4.8 million shares issued to Samsung as contingently redeemable common stock ("CRCS") due to the contractual put rights associated with those shares. As such, the Company used the two-class method for reporting earnings per share for those periods where the contingently redeemable common stock was outstanding (during 2010 until August 2011).
The following table sets forth the computation of basic and diluted income (loss) per share:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2012		2011		2010
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**	CRCS*	Other CS**
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$—	$(134,336)	$(1,180)	$(41,873)	$6,109	$144,808
Denominator:
Weighted-average common shares outstanding	—	110,769	4,788	107,024	4,552	107,904
Basic net income (loss) per share	$—	$(1.21)	$(0.25)	$(0.39)	$1.34	$1.34
Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$—	$(134,336)	$(1,180)	$(41,873)	$6,109	$144,808
Reallocation of undistributed earnings	—	—	—	—	(181)	181
Allocation of undistributed earnings for diluted computation	$—	$(134,336)	$(1,180)	$(41,873)	$5,928	$144,989
Denominator:
Number of shares used in basic computation	—	110,769	4,788	107,024	4,552	107,904
Dilutive potential shares from stock options, ESPP, convertible notes, CRI retention bonuses and nonvested equity stock and stock units	—	—	—	—	—	3,428
Number of shares used in diluted computation	—	110,769	4,788	107,024	4,552	111,332
Diluted net income (loss) per share	$—	$(1.21)	$(0.25)	$(0.39)	$1.30	$1.30
______________________________________
*    CRCS — Contingently Redeemable Common Stock
**    Other CS — Common Stock other than CRCS
For the years ended December 31, 2012, 2011 and 2010, options to purchase approximately 12.2 million, 12.0 million and 6.4 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the years ended December 31, 2012 and 2011, an additional 6.8 million and 4.1 million potentially dilutive shares, respectively, have been excluded from the weighted average dilutive shares because there was a net loss for the periods.
5. Acquisitions
Unity Semiconductor Corporation
On February 3, 2012, the Company completed its acquisition of a privately-held company, Unity Semiconductor Corporation (“Unity”), by acquiring all issued and outstanding shares of capital stock of Unity. Pursuant to the merger agreement on February 3, 2012, a wholly-owned subsidiary of the Company merged with and into Unity, with Unity as the surviving corporation. Under the terms of the merger agreement, the purchase price was $35.0 million subject to certain post-closing adjustments to the purchase price which were applied as of the end of the second quarter of 2012. In addition to the purchase consideration, the Company agreed to pay an aggregate of $5.0 million in retention bonuses to certain Unity employees over the next three years. The retention bonus payouts are subject to the condition of employment, and therefore, will be treated as compensation and expensed as incurred on a graded attribution basis. Of the purchase price, approximately $5.5 million in cash was deposited into an escrow account until August 3, 2013 to fund any indemnification obligations to the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company following the consummation of the merger. The Company acquired Unity’s technology and a portfolio of non-volatile solid state memory patents. The solid state memory technology is a potential successor to the current NAND flash technology, or could be otherwise deployed in the growing non-volatile memory market. This memory technology has been designed to accelerate the commercialization of the Terabit generation of non-volatile memories. Devices using this technology are expected to achieve higher density, faster performance, lower manufacturing costs and greater data reliability than NAND Flash.  Unity is part of the MID reporting unit. The Company incurred approximately $0.6 million in direct acquisition costs in connection with the acquisition which were expensed as incurred.
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
The identified intangible assets assumed in the acquisition of Unity were recognized as existing technology based upon their fair values as of the acquisition date. The acquired intangible assets have an estimated average useful life of 10 years from the date of acquisition.
Other Acquisition Activities
For the year ended December 31, 2012, the Company entered into one additional business combination and two patent and technology acquisitions for $13.2 million to expand the Company's existing technology, which resulted in approximately $8.1 million of goodwill, $4.1 million of intangible assets (weighted average useful life of 6 years) and $1.0 million of other assets. The business combination is part of the Mobile Technologies Division ("MTD") reporting unit which is part of the CTO reportable segment.
The consolidated financial statements include the operating results of these businesses from the date of acquisition. The acquired assets did not generate any revenue during the reported periods. Pro forma results of operations for the 2012 business combinations have not been presented because their effects were not material to the Company’s consolidated financial statements.
2011 Acquisition Activity: During the year ended December 31, 2011, the Company acquired CRI for a total purchase price of $257.2 million which consisted of cash of $168.8 million and approximately 6.4 million of the Company's common stock. The Company expensed the related transaction costs amounting to approximately $3.9 million. The acquisition of CRI expands the Company's technologies available for licensing with complementary technologies from CRI that include patented innovations and solutions for content protection, network security and anti-counterfeiting. As part of the acquisition, the Company agreed to pay $50.0 million to certain CRI employees and contractors in cash or the Company's common stock, at the Company's option, over three years following June 3, 2011 (the "Retention Bonus"). The purchase price from the business combination was allocated as follows:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total
(in thousands)
Cash	$1,424
Accounts receivable	1,140
Identified intangible assets	159,200
Property and equipment	965
Other assets	133
Goodwill	96,994
Liabilities	(2,613)
Total	$257,243
Of the identified intangible assets, $12.2 million was recognized as favorable contracts which are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts will reduce the favorable contract intangible asset over the estimated useful life which is based on the expected payment dates related to the favorable contracts.
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
6. Intangible Assets and Goodwill
2012 Impairment of Goodwill and Long-Lived Assets
In August 2012, as a result of the change in business strategy for the LDT reporting unit, the Company revised its projected cash flows for LDT, triggering an interim impairment analysis of goodwill and long-lived assets. The decline in the projected cash flows for LDT resulted from a change in business strategy with less focus on the higher margin display technology licensing and an increased focus on its general lighting technologies.
The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. As noted above, the Company tested for impairment its long-lived assets in LDT as of August 31, 2012. The Company determined its long-lived asset group to be its LDT reporting unit comprised primarily of finite-lived intangible assets and property, plant and equipment.
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
As a result of the interim impairment analysis, the Company concluded that its LDT asset group was not able to recover the carrying amount of its LDT assets. Determining the fair value of an asset group unit is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 fair value inputs, including current replacement costs, revenue growth rates and operating margins, and discount rates, among others. Accordingly, the Company was required to make various estimates in determining the fair values of the LDT asset group. Due to the highly customized nature of the LDT manufacturing equipment, the Company primarily utilized the cost approach to estimate the fair value of its property, plant and equipment. To determine the estimated fair value of its property, plant and equipment, adjustment factors, including cost trend factors, were applied to each individual asset's original cost in order to estimate current replacement cost. The current replacement cost was then adjusted for estimated deductions to recognize the effects of deterioration and obsolescence from all causes, as well as indirect costs such as installation. Where appropriate, the Company utilized a market approach to estimate the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of its property, plant and equipment. This approach included the identification of market prices in actual transactions for similar assets based on asking prices for assets currently available for sale, as well as obtaining and reviewing certain direct market values based quoted prices with manufacturers and secondary market participants for similar equipment. Upon completion of this analysis, the Company recorded an impairment charge of $5.8 million and $0.6 million for building improvements and software in its LDT asset group, respectively.
The estimated fair value of the LDT intangible assets was determined based on the income approach, using Level 3 fair value inputs, as it was deemed to be the most indicative of the Company's fair value in an orderly transaction between market participants. Under the income approach the Company determined fair value based on the estimated future cash flows resulting from the licensing of the technology underlying the intangible assets. The estimated cash flows in the income approach were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Upon completion of this analysis, the Company recorded an impairment charge of $15.4 million in the third quarter of 2012 related to the LDT intangible assets.
Accordingly a long-lived asset impairment charge aggregating to $21.8 million was included in "Impairment of goodwill and long-lived assets" in the accompanying Consolidated Statements of Operations.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company performs its impairment analysis of goodwill on an annual basis during fourth quarter of the year unless conditions arise that warrant a more frequent evaluation. In addition to the annual goodwill impairment analysis, the Company performed an event-driven interim impairment analysis of goodwill as of August 31, 2012 as noted above.
Goodwill is allocated to the various reporting units which are generally operating segments. The goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired by a market participant in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.
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
Upon the completion of the goodwill impairment analysis as of August 31, 2012, the Company recorded a non-cash goodwill impairment charge of $13.7 million relating to the LDT reporting unit. The goodwill impairment charge is included in “Impairment of goodwill and long-lived assets” in the accompanying Consolidated Statements of Operations.
In the fourth quarter of 2012, the Company finalized the financial information that will be regularly reviewed for resource allocation and performance assessment under the new internal reorganization which was announced in the third quarter of 2012. The new internal organization structure resulted in four reporting units: MID, CRI, LDT and MTD. The Company performed its annual goodwill impairment analysis as of December 31, 2012, and determined that the fair value of each of its reporting units exceeded their carrying value. The fair value of each of the reporting units was determined using the income approach as discussed above.
It is reasonably possible that the businesses could perform significantly below the Company's expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause the goodwill in any of its reporting units or long-lived assets in any of its asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect the Company's future

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial results. If the MTD and LDT reporting units are not successful in commercializing new business arrangements, or if the Company is unsuccessful in signing new license agreements or renewing its existing license agreements for the MID and CRI reporting units, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or long-lived assets to become impaired. If the Company determines that its goodwill or long-lived assets are impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.
Goodwill
The following tables present goodwill information for each of the reportable segments for the year ended December 31, 2012:

Reportable Segment:	December 31, 2011	Addition to Goodwill (1)	Impairment Charge of Goodwill (2)	December 31, 2012
	(In thousands)
MID	$4,454	$15,451	$—	$19,905
CTO	—	8,070	—	8,070
All Other	110,694	—	(13,700)	96,994
Total	$115,148	$23,521	$(13,700)	$124,969
(1) The addition to goodwill resulted from two business combinations in the first quarter of 2012. See Note 5, “Acquisitions” for further details.
(2) The Company recorded a non-cash goodwill impairment charge of $13.7 million related to the LDT reporting unit as discussed above.

	December 31, 2012
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CTO	8,070	—	8,070
All Other	110,694	(13,700)	96,994
Total	$138,669	$(13,700)	$124,969
Intangible Assets
The components of the Company’s intangible assets as of December 31, 2012 and December 31, 2011 were as follows:

		As of December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology (1)	3 to 10 years	$191,815	$(57,240)	$134,575
Customer contracts and contractual relationships	1 to 10 years	32,650	(14,194)	18,456
Non-compete agreements	3 years	300	(158)	142
Total intangible assets		$224,765	$(71,592)	$153,173

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		As of December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$198,377	$(43,066)	$155,311
Customer contracts and contractual relationships	1 to 10 years	33,550	(7,148)	26,402
Non-compete agreements	3 years	400	(158)	242
Total intangible assets		$232,327	$(50,372)	$181,955
(1) The Company recorded a non-cash intangible impairment charge of $15.4 million related to the LDT group as discussed above which has been netted from the gross carrying amount and accumulated amortization for existing technology.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduce the favorable contract intangible asset. During 2012 and 2011, the Company received $5.1 million and $2.3 million related to the favorable contracts, respectively. As of December 31, 2012 and 2011, the net balance of the favorable contract intangible assets was $4.8 million and $9.9 million, respectively. The estimated useful life is based on expected payment dates related to the favorable contracts. The group of acquired intangible assets has an estimated weighted average useful life of approximately 7 years from the date of acquisition. Refer to Note 5, “Acquisitions” for additional details.
In addition to the business acquisitions discussed in Note 5, "Acquisitions", the Company acquired other patents in 2012 aggregating $1.7 million, in 2011 aggregating $4.2 million, of which $1.2 million was paid in cash, and in 2010 aggregating $10.0 million.
Amortization expense for intangible assets for the years ended December 31, 2012, 2011, and 2010 was $30.3 million, $20.2 million and $5.1 million, respectively. The estimated future amortization expense of intangible assets as of December 31, 2012 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2013	$32,417
2014	27,310
2015	26,660
2016	25,766
2017	24,125
Thereafter	16,895
$153,173
7. Segments and Major Customers
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
Following the completion of the internal reorganization structure announced in the third quarter of 2012, in the fourth quarter of 2012, the Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) LDT, which focuses on the design, development and licensing of technologies for lighting and displays; and (4) CTO, which is a centralized research and development and business incubation organization that consolidates early-stage investments, longer-term research activities and worldwide engineering, including MTD. For the year ended December 31, 2012, only MID and CTO were considered reportable segments as they met the quantitative thresholds for disclosure as reportable segments. The results of the remaining other operating segments were not material and were therefore combined and shown under “All Other”.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as customer licensing income ("CLI") minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses and the allocation of certain engineering expenses.
CLI is defined as total cash royalties received from its customers under its licensing agreements with them. Prior to the second quarter of 2011, the Company bifurcated royalty payments that it received from Samsung between revenue and gain from settlement, which was reflected as reducing operating expenses. The Company has combined revenue from its customers, including Samsung, and the gain from the Samsung settlement as customer licensing income to reflect the total amounts received from all of its customers for the periods presented. In addition, customer licensing income includes other patent royalties received but not recognized as revenue. In both the third quarter of 2012 and the fourth quarter of 2012, a receipt of a patent royalty payment from a customer was not recognized as revenue as not all revenue recognition criteria were met during the period.  Additionally, since the third quarter of 2011, the Company has received patent royalty payments from certain patent license agreements assumed in the acquisition of CRI which were treated as favorable contracts. Cash received from these acquired favorable contracts reduced the favorable contract intangible asset on the Company's balance sheet. The Company has combined these cash royalty payments as CLI to reflect the total amounts received from its customers.
Segment operating expenses do not include gain from settlement discussed above, marketing, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated marketing, general and administrative expenses as well as corporate level expenses. The presentation of the 2011 and 2010 segment data has been updated accordingly to conform with the 2012 segment operating income (loss) definition.
The tables below present reported segment operating income (loss) for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31, 2012
	MID	CTO	All Other	Total
	(In thousands)
Revenue	$215,047	$—	$19,004	$234,051
Gain from settlement	—	—	—	—
Other patent royalties received	7,500	—	5,165	12,665
Customer licensing income	$222,547	$—	$24,169	$246,716
Segment operating expenses	37,353	28,106	32,941	98,400
Segment operating income (loss)	$185,194	$(28,106)	$(8,772)	$148,316
Reconciling items				(238,750)
Operating loss				$(90,434)
Interest and other expense, net				(27,451)
Loss before income taxes				$(117,885)

	For the Year Ended December 31, 2011
	MID	CTO	All Other	Total
	(In thousands)
Revenue	$292,074	$—	$20,289	$312,363
Gain from settlement	6,200	—	—	6,200
Other patent royalties received	(3,000)	—	2,250	(750)
Customer licensing income	$295,274	$—	$22,539	$317,813
Segment operating expenses	45,670	17,771	20,631	84,072
Segment operating income (loss)	$249,604	$(17,771)	$1,908	$233,741
Reconciling items				(235,277)
Operating loss				$(1,536)
Interest and other expense, net				(24,265)
Loss before income taxes				$(25,801)

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2010
	MID	CTO	All Other	Total
	(In thousands)
Revenue	$323,038	$—	$352	$323,390
Gain from settlement	126,800	—	—	126,800
Other patent royalties received	—	—	—	—
Customer licensing income	$449,838	$—	$352	$450,190
Segment operating expenses	45,174	15,392	7,999	68,565
Segment operating income (loss)	$404,664	$(15,392)	$(7,647)	$381,625
Reconciling items				(154,743)
Operating income				$226,882
Interest and other expense, net				(18,838)
Income before income taxes				$208,044
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Customer A	38%	30%	56%
Customer B	*	11%	*
Customer C	*	10%	15%
_________________________________________
* Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of customers' headquarters is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
South Korea	$88,971	$94,197	$181,865
USA	63,398	103,367	23,528
Japan	63,686	97,726	117,101
Canada	7,759	14,750	592
Europe	5,236	1,992	157
Other	5,001	331	147
Total	$234,051	$312,363	$323,390
At December 31, 2012, of the $86.9 million of total property, plant and equipment, approximately $85.8 million are located in the United States, $1.0 million are located in India and $0.1 million were located in other foreign locations. At December 31, 2011, of the $81.1 million of total property, plant and equipment, approximately $79.8 million are located in the United States, $1.2 million are located in India and $0.1 million were located in other foreign locations.
8. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of December 31, 2012 and 2011, all of the Company’s cash equivalents and marketable securities have a remaining maturity of less than one year.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)

	As of December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$127,559	$127,559	$—	$—	0.01%
Corporate notes, bonds and commercial paper	137,108	137,208	—	(100)	0.29%
Total cash equivalents and marketable securities	264,667	264,767	—	(100)
Cash	24,789	24,789	—	—
Total cash, cash equivalents and marketable securities	$289,456	$289,556	$—	$(100)
Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Cash equivalents	$129,569	$137,455
Short term marketable securities	54,346	127,212
Total cash equivalents and marketable securities	183,915	264,667
Cash	19,415	24,789
Total cash, cash equivalents and marketable securities	$203,330	$289,456
The Company continues to invest in highly rated quality, highly liquid debt securities. As of December 31, 2012, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 are as follows:

	Fair Value		Gross Unrealized Loss
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$51,819	$137,108	$(15)	$(100)
The gross unrealized loss at December 31, 2012 and 2011 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 9, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
9. Fair Value of Financial Instruments
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
The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2012 and 2011:

	As of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$126,570	$126,570	$—	$—
Corporate notes, bonds and commercial paper	57,345	—	57,345	—
Total available-for-sale securities	$183,915	$126,570	$57,345	$—

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2011
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$127,559	$127,559	$—	$—
Corporate notes, bonds and commercial paper	137,108	—	137,108	—
Total available-for-sale securities	$264,667	$127,559	$137,108	$—
The Company monitors the investment for other-than-temporary impairment and record appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during 2009. The Company evaluated the fair value of the investment in the non-marketable security as of December 31, 2012 and determined that there were no events that caused a decrease in its fair value below the carrying cost.
The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of December 31, 2012 and 2011:

	As of December 31, 2012
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2012
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—

	As of December 31, 2011
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2011
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—
In 2012 and 2011, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$147,556	$172,716	$172,500	$133,493	$170,289
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As discussed in Note 11, “Convertible Notes,” as of December 31, 2012, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance, and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. For the years ended December 31, 2012 and 2011, the Company has not incurred any impairment loss on its investments.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the Company's goodwill and long-lived assets balances are disclosed in Note 6, "Intangible Assets and Goodwill".
10. Balance Sheet Details
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2012	2011
	(In thousands)
Building	$42,129	$42,958
Computer software	36,349	34,403
Computer equipment	29,371	27,834
Furniture and fixtures	12,708	10,019
Leasehold improvements	9,731	3,810
Machinery	13,501	9,711
Construction in progress	9,559	8,263
	153,348	136,998
Less accumulated depreciation and amortization	(66,443)	(55,893)
	$86,905	$81,105
As a result of the interim impairment analysis under Note 6, "Intangible Assets and Goodwill", the Company concluded that its LDT asset group was not able to recover the carrying amount of its LDT assets. Upon completion of this analysis, the Company recorded an impairment charge of $5.8 million and $0.6 million for building improvements and software in its LDT asset group, respectively, which have been netted from the gross carrying amount and accumulated depreciation. See Note 6, "Intangible Assets and Goodwill" for additional details.
As the Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use and retained sufficient continuing involvement to preclude de-recognition of the buildings under the FASB authoritative guidance applicable to sale leaseback for real estate, the Company accounts for the buildings as owned real estate. As of December 31, 2012 and 2011, for the Sunnyvale and Brecksville facilities that has been completed, the Company capitalized $42.1 million and $43.0 million in building based on the estimated fair value of the portion of the unfinished spaces, capitalized interest on the unfinished spaces and construction costs related to the build-out of the facilities. As of December 31, 2012 and 2011, for the additional Sunnyvale space that has not been completed, the Company capitalized $6.7 million and $6.2 million in construction in progress based on the estimated fair value of the portion of the unfinished spaces and capitalized interest on the unfinished spaces. See Note 12, "Commitments and Contingencies" for additional details.
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $13.2 million, $11.9 million and $10.1 million, respectively.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of the following:

	As of December 31,
	2012	2011
	(In thousands)
Foreign currency translation adjustments, net of tax	$86	$86
Unrealized loss on available-for-sale securities, net of tax	(386)	(475)
Total	$(300)	$(389)
11. Convertible Notes
The Company’s convertible notes are shown in the following table.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)	As of December 31, 2012	As of December 31, 2011
5% Convertible Senior Notes due 2014 (the "2014 Notes")	$172,500	$172,500
Unamortized discount	(24,944)	(39,007)
Total convertible notes	$147,556	$133,493
Less current portion	—	—
Total long-term convertible notes	$147,556	$133,493
5% Convertible Senior Notes due 2014. On June 29, 2009, the Company issued $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. As of the date of issuance, the Company determined that the liability component of the 2014 Notes was approximately $92.4 million and the equity component was approximately $57.6 million. On July 10, 2009, an additional $22.5 million of the 2014 Notes were issued as a result of the underwriters exercising their overallotment option. As of the date of issuance of the $22.5 million 2014 Notes, the Company determined that the liability component was approximately $14.3 million, and the equity component was approximately $8.2 million. The unamortized discount related to the 2014 Notes is being amortized to interest expense using the effective interest method over five years through June 2014.
The Company will pay cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. During 2012, 2011 and 2010, the Company paid approximately $8.6 million of interest related to the 2014 Notes in each year. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes are the Company’s general unsecured obligation, ranking equal in right of payment to all of the Company’s existing and future senior indebtedness and are senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2014 Notes.
The 2014 Notes are convertible into shares of the Company’s Common Stock at an initial conversion rate of 51.8 shares of Common Stock per $1,000 principal amount of 2014 Notes. This is equivalent to an initial conversion price of approximately $19.31 per share of common stock. Holders may surrender their 2014 Notes for conversion prior to March 15, 2014 only under the following circumstances: (i) during any calendar quarter beginning after the calendar quarter ending September 30, 2009, and only during such calendar quarter, if the closing sale price of the Common Stock for 20 days or more trading days in the period of 30 days consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter, (ii) during the five business day period after any 10 days consecutive trading day period in which the trading price per $1,000 principal amount of 2014 Notes for each trading day of such 10 days consecutive trading day period was less than 98% of the product of the closing sale price of the Common Stock for such trading day and the applicable conversion rate, (iii) upon the occurrence of specified distributions to holders of the Common Stock, (iv) upon a fundamental change of the Company as specified in the Indenture governing the 2014 Notes, or (v) if the Company calls any or all of the 2014 Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date. On and after March 15, 2014, holders may convert their 2014 Notes at any time until the close of business on the third business day prior to the maturity date, regardless of the foregoing circumstances.
Upon conversion of the 2014 Notes, the Company will pay (i) cash equal to the lesser of the aggregate principal amount and the conversion value of the 2014 Notes and (ii) shares of the Company’s Common Stock for the remainder, if any, of the Company’s conversion obligation, in each case based on a daily conversion value calculated on a proportionate basis for each trading day in the 20 days trading day conversion reference period as further specified in the Indenture.
The Company may not redeem the 2014 Notes at its option prior to June 15, 2012. At any time on or after June 15, 2012, the Company will have the right, at its option, to redeem the 2014 Notes in whole or in part for cash in an amount equal to 100% of the principal amount of the 2014 Notes to be redeemed, together with accrued and unpaid interest, if any, if the closing sale price of the Common Stock for at least 20 days of the 30 days consecutive trading days immediately prior to any date the Company gives a notice of redemption is greater than 130% of the conversion price on the date of such notice.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(2)
default in the payment of any interest, including additional interest, if any, on any of the 2014 Notes, when the interest becomes due and payable, and continuance of such default for a period of 30 days days;

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

(6)
the Company’s failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by the Company or any of its subsidiaries in excess of $30 million principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, by the end of a period of ten days after written notice to the Company by the trustee or to the Company and the trustee by the holders of at least 25% in aggregate principal amount of the 2014 Notes then outstanding; and

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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Additional paid-in capital at December 31, 2012 and December 31, 2011 includes $63.9 million related to the equity component of the 2014 Notes.
As of December 31, 2012, none of the conversion conditions were met related to the 2014 Notes. Therefore, the classification of the entire equity component for the 2014 Notes in permanent equity is appropriate as of December 31, 2012.
Interest expense related to the notes for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
2014 Notes coupon interest at a rate of 5%	$8,625	$8,625	$8,625
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	14,695	12,622	10,116
2010 Notes amortization of discount at an effective interest rate of 8.4%	—	—	958
Total interest expense on convertible notes	$23,320	$21,247	$19,699
In 2010, the Company adjusted its interest expense on convertible notes by approximately $0.7 million due to the incorrect amortization of the non-cash debt discount related to the 2014 Notes. The Company concluded that the correction was not material to the previous or present periods.
12. Commitments and Contingencies
On December 15, 2009, the Company entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California commencing on July 1, 2010 and expiring on June 30, 2020. The office space is used for the Company’s corporate headquarters, as well as engineering, marketing and administrative operations and activities. The Company has two options to extend the lease for a period of 60 months each and a one-time option to terminate the lease after 84 months in exchange for an early termination fee. Pursuant to the terms of the lease, the landlord agreed to reimburse the Company approximately $9.1 million, which was received by the year ended December 31, 2011. The Company recognized the reimbursement as an additional imputed financing obligation as such payment from the landlord is deemed to be an imputed financing obligation. On November 4, 2011, to better plan for future expansion, the Company entered into an amended lease for its Sunnyvale facility for approximately an additional 31,000 square feet commencing on March 1, 2012 and expiring on June 30, 2020. Additionally, a tenant improvement allowance to be provided by the landlord was approximately $1.7 million. On September 29, 2012, the Company entered into a second amended Sunnyvale lease to reduce the tenant improvement allowance to approximately $1.5 million. The Company has not started the tenant improvements construction as of December 31, 2012. The annual base rent for these leases includes certain rent abatement and increases annually over the lease term.
On March 8, 2010, the Company entered into a lease agreement for approximately 25,000 square feet of office and manufacturing areas, located in Brecksville, Ohio. The office area is used for the LDT group’s engineering activities while the manufacturing area is used for the manufacture of prototypes. This lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet and the amended lease will expire on July 31, 2019. The Company has an option to extend the lease for a period of 60 months.
The Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use. Since these improvements were considered structural in nature and the Company was responsible for any cost overruns, for accounting purposes, the Company was treated in substance as the owner of each construction project during the construction period. At the completion of each construction, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As such, the Company continues to account for the buildings as owned real estate and to record an imputed financing obligation for its obligations to the legal owners.
Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2012, 2011 and 2010, the Company recognized in its Consolidated Statements of Operations $4.1 million, $3.3 million, and $0.5 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2012 and 2011, the imputed financing obligation balance in connection with these facilities was $45.9 million and $43.8 million, respectively, which was primarily classified under long-term imputed financing obligation.
As of December 31, 2012 and 2011, the Company capitalized $48.8 million and $49.2 million in property, plant and equipment based on the estimated fair value of the portion of the pre-construction shell, construction costs related to the build-out of the facilities and capitalized interest during construction period. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.
In November 2011, the Company entered into a lease agreement for approximately 26,000 square feet of office space in San Francisco, California to be used for CRI's office space and is treated as an operating lease. This lease has a commencement date of February 1, 2012 and a lease term of 75 months from the commencement date. The annual base rent includes certain rent abatement and increases annually over the lease term.
In connection with the June 3, 2011 acquisition of CRI, the Company is obligated to pay a retention bonus to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in three equal amounts of approximately $16.7 million. The first payment was paid in cash during the second quarter of 2012, and the remaining payments payable on June 3, 2013 and 2014 will be paid in cash or stock at the Company’s election. As of December 31, 2012, the remaining retention bonus commitment is $33.3 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by the Company to a designated charity. See Note 5, “Acquisitions,” for additional information regarding the acquisition of CRI.
On June 29, 2009, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2012 and 2011 was $172.5 million, offset by unamortized debt discount of $24.9 million and $39.0 million, respectively, in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 18 months until maturity of the 2014 Notes on June 15, 2014. See Note 11, “Convertible Notes,” for additional details.
As of December 31, 2012, the Company’s material contractual obligations are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$54,499	$6,825	$6,994	$7,165	$7,345	$7,526	$18,644
Leases and other contractual obligations (3)	16,350	10,745	1,657	1,541	1,049	1,018	340
Software licenses (4)	439	359	80	—	—	—	—
Acquisition retention bonuses (5)	37,953	18,207	18,206	1,540	—	—	—
Convertible notes	172,500	—	172,500	—	—	—	—
Interest payments related to convertible notes	12,937	8,625	4,312	—	—	—	—
Total	$294,678	$44,761	$203,749	$10,246	$8,394	$8,544	$18,984
______________________________________

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.8 million including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable, as of December 31, 2012. As noted below in Note 17, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)
With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the Consolidated Balance Sheets are the interest on the imputed financing obligation and the estimated common area expenses over the future periods.

(3)	Leases and other contractual obligations include the Company's current operating lease commitments and commitment to purchase intellectual property from Elpida.

(4)
The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2012 which are also presented on the Company’s Consolidated Balance Sheet under current and other long-term liabilities.

(5)
In connection with recent acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The remaining $33.3 million of CRI retention bonuses payable on June 3, 2013 and 2014 will be paid in cash or stock at the Company’s election.

Rent expense was approximately $4.1 million, $2.7 million and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Indemnifications
The Company enters into standard license agreements in the ordinary course of business. Although the Company does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnifications cover customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party arising as result of the applicable agreement with the Company. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to fees received by the Company.
Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of primarily former officers and some current officers. As of December 31, 2012 and 2011, the Company had made cumulative payments of approximately $32.2 million and $31.9 million, respectively, on their behalf. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations. Also, in December 31, 2011, the Company reached a settlement agreement that resolved the matter captioned Stuart J. Steele, et al. v. Rambus Inc., et al., where the Company agreed to settle the claims against it and the individual defendants for approximately $10.9 million which was recorded under costs of restatement and related legal activities in the consolidated statements of operations. As of December 31, 2012, the Company has cumulatively received $12.3 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs of restatement and related legal activities in the consolidated statements of operations. During the year ended December 31, 2012, no insurance settlements were received.
13. Equity Incentive Plans and Stock-Based Compensation
Stock Option Plans
The Company has three stock option plans under which grants are currently outstanding: the 1997 Stock Option Plan (the “1997 Plan”), the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line or graded vesting schedules (the 1997 and 1999 plans only) and expire not more than 10 years from date of grant. Effective with

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholder approval of the 2006 Plan in May 2006, no further awards are being made under the 1997 Plan and the 1999 Plan but the plans will continue to govern awards previously granted under those plans.
The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value of the common stock on the date of grant, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1.0. The Board of Directors reserved 8,400,000 and shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Plan was replaced and the 1999 Plan was terminated. On April 30, 2009 and April 26, 2012, stockholders approved an additional 6,500,000 shares on each date for issuance under the 2006 Plan. Those who will be eligible for awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules, and expire ten years from date of grant. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares as needed.
As of December 31, 2012, 2,729,159 shares of the 21,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, directors and consultants.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2009	7,462,394
Stock options granted	(1,921,743)
Stock options forfeited	1,411,524
Stock options expired under former plans	(1,231,899)
Nonvested equity stock and stock units granted (1)	(453,468)
Nonvested equity stock and stock units forfeited (1)	81,354
Total shares available for grant as of December 31, 2010	5,348,162
Stock options granted	(2,357,001)
Stock options forfeited	865,097
Stock options expired under former plans	(503,526)
Nonvested equity stock and stock units granted (1)	(562,257)
Nonvested equity stock and stock units forfeited (1)	22,401
Total shares available for grant as of December 31, 2011	2,812,876
Increase in shares approved for issuance	6,500,000
Stock options granted (2)	(7,789,220)
Stock options forfeited (3)	2,610,812
Stock options expired under former plans	(576,763)
Nonvested equity stock and stock units granted (1)	(1,113,014)
Nonvested equity stock and stock units forfeited (1)	284,468
Total shares available for grant as of December 31, 2012	2,729,159
______________________________________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)	Amount includes 2,840,986 shares that were granted from the stock option exchange program (discussed below).

(3)	Amount excludes 6,449,255 shares that were surrendered from the stock option exchange program (discussed below) as the shares are no longer available for grant.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Exchange Program
On April 26, 2012, the Company launched a one-time stock option exchange program ("option exchange”) pursuant to which eligible employees were able to exchange certain outstanding stock options for a lesser number of shares having an exercise price equal to the fair market value of the Company’s common stock on June 22, 2012. The Company's named executive officers, senior vice presidents and members of its Board of Directors were not eligible to participate in the Program. Pursuant to the terms and conditions of the option exchange, the Company accepted for exchange options totaling 6,449,255. All surrendered options were canceled effective as of the expiration of the option exchange, and immediately thereafter, in exchange therefore, the Company granted new options with an exercise price of $5.63 per share (representing the closing price of its common stock on June 22, 2012, as reported on the NASDAQ Global Select Market) to purchase an aggregate of 2,840,986 shares of common stock under the 2006 Plan. New options have a new contractual term of the longer of the original remaining contractual term of the surrendered options or five years, and generally will vest over a three-year period from the date of grant, with one-third of the shares vesting on the first year anniversary of the grant date and the remaining shares vesting monthly thereafter. As a result of the option exchange, the total incremental compensation cost of the new options was approximately $1.0 million. The total remaining unrecognized compensation cost related to the original options of $19.9 million and the incremental compensation cost of the new options granted of $1.0 million will be recognized over the three years requisite service period.
General Stock Option Information
The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the years ended December 31, 2012, 2011 and 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2012.

	Options Outstanding		Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price per Share		Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2009	14,456,110	$20.95
Options granted	1,921,743	$22.47
Options exercised	(996,946)	$12.95
Options forfeited	(1,411,524)	$49.43
Outstanding as of December 31, 2010	13,969,383	$18.85
Options granted	2,357,001	$18.83
Options exercised	(873,691)	$8.46
Options forfeited	(865,097)	$14.53
Outstanding as of December 31, 2011	14,587,596	$19.73
Options granted	7,789,220	$5.81
Options exercised	(221,934)	$4.44
Options forfeited	(2,610,812)	$10.91
Options surrendered in stock option exchange program	(6,449,255)	$21.11
Outstanding as of December 31, 2012	13,094,815	$12.79	6.0	$755
Vested or expected to vest at December 31, 2012	12,185,462	$13.24	5.8	$611
Options exercisable at December 31, 2012	6,129,729	$19.21	3.6	$—
Included in stock options granted during the year ended December 31, 2012 are 1,795,000 stock options that contain a market condition. These options vest in three years if specified stock prices are achieved. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. As of December 31, 2012, there were 1,535,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. No options containing market conditions were outstanding as of December 31, 2011.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2012, based on the $4.87 closing stock price of Rambus’ Common Stock on December 31, 2012 on The NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2012 was 1,106,084 and 6,152, respectively.
The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.13 – $5.32	1,318,083	9.6	$4.35	9,956	$4.87
$5.63 – $5.63	2,119,123	6.3	$5.63	—	$—
$5.76 – $6.39	1,394,307	9.4	$5.81	17,934	$6.39
$7.06 – $7.17	135,545	8.3	$7.06	32,445	$7.06
$7.31 – $7.31	1,370,149	8.8	$7.31	279,665	$7.31
$7.70 – $13.21	1,330,843	5.1	$9.29	990,415	$9.39
$13.30 – $18.69	1,885,637	3.3	$16.64	1,703,140	$16.87
$19.13 – $21.51	1,497,065	4.8	$20.19	1,248,319	$20.06
$21.95 – $30.05	1,380,063	3.8	$23.59	1,183,855	$23.70
$32.05 – $40.80	664,000	1.8	$36.46	664,000	$36.46
$4.13 – $40.80	13,094,815	6.0	$12.79	6,129,729	$19.21
Employee Stock Purchase Plans
During the three year period ended December 31, 2012, the Company had one employee stock purchase plan, the 2006 Employee Stock Purchase Plan.
In March 2006, the Company adopted the 2006 Employee Stock Purchase Plan, as amended (the “2006 Purchase Plan” or "ESPP") and reserved 1,600,000 shares, subject to stockholder approval which was received on May 10, 2006. On April 26, 2012, an additional 1,500,000 shares were approved by stockholders. Employees generally will be eligible to participate in this plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2006 Purchase Plan provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under this plan, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.
The Company issued 731,449 shares at a weighted average price of $4.21 per share during the year ended December 31, 2012. The Company issued 271,804 shares at a weighted average price of $15.62 per share during the year ended December 31, 2011. The Company issued 261,088 shares at a weighted average price of $14.78 per share during the year ended December 31, 2010. As of December 31, 2012, 1,082,515 shares under the ESPP remain available for issuance.
Stock-Based Compensation
Stock Options
During the years ended December 31, 2012, 2011 and 2010, Rambus granted 7,789,220 (including options granted in the stock option exchange program and options granted that contain a market condition), 2,357,001 and 1,921,743 stock options, respectively, with an estimated total grant-date fair value of $32.7 million, $24.2 million and $24.9 million, respectively. During the years ended December 31, 2012, 2011 and 2010, Rambus recorded stock-based compensation related to stock options of $15.0 million, $19.6 million and $22.6 million, respectively.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2012, there was $29.0 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of options vested for the years ended December 31, 2012, 2011 and 2010 was $80.0 million, $144.8 million and $137.9 million, respectively.
The total intrinsic value of options exercised was $0.2 million, $6.2 million and $9.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.
During the years ended December 31, 2012, 2011 and 2010, proceeds from employee stock option exercises totaled approximately $1.0 million, $7.4 million and $12.9 million, respectively.
Employee Stock Purchase Plans
During the years ended December 31, 2012, 2011 and 2010, Rambus recorded stock-based compensation related to the ESPP of $2.2 million, $1.7 million and $1.6 million, respectively. As of December 31, 2012, there was $0.7 million unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2012, 2011 and 2010.
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
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented. The assumptions used to estimate the fair value of stock options granted under the stock option exchange program are excluded from the following:

	Stock Option Plans for Years Ended December 31,
	2012	2011	2010
Stock Option Plans
Expected stock price volatility	57%-68%	50%-75%	49%-69%
Risk free interest rate	0.6%-0.9%	1.4%-2.8%	2.0%-3.2%
Expected term (in years)	5.5-5.7	6.0-6.1	5.9-6.2
Weighted-average fair value of stock options granted	$3.57	$10.27	$12.98
During the year ended December 31, 2012, the Company granted 1,795,000 stock options that contain a market condition. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average fair value associated with these market condition options was immaterial.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee Stock Purchase Plan for Years Ended December 31,
	2012	2011	2010
Employee Stock Purchase Plan
Expected stock price volatility	56%-63%	56%-78%	50%-54%
Risk free interest rate	0.2%	0.1%	0.2%-0.3%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$1.58	$6.16	$6.45
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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, directors and employees. For the year ended December 31, 2012, the Company granted nonvested equity stock units totaling 742,009 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.8 million. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the years ended December 31, 2012, 2011 and 2010, the achievement of certain performance conditions was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units for all three years.
For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense of approximately $5.3 million, $6.7 million and $6.3 million, respectively, related to all outstanding equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $5.9 million at December 31, 2012. This cost is expected to be recognized over a weighted average period of 2.0 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2012:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2009	783,976	$16.24
Granted	302,312	$21.87
Vested	(314,045)	$17.18
Forfeited	(54,236)	$15.76
Nonvested at December 31, 2010	718,007	$18.23
Granted	374,838	$17.86
Vested	(314,401)	$18.15
Forfeited	(14,934)	$21.76
Nonvested at December 31, 2011	763,510	$18.02
Granted	742,009	$6.43
Vested	(393,383)	$17.38
Forfeited	(189,645)	$11.77
Nonvested at December 31, 2012	922,491	$10.24
14. Stockholders’ Equity and Contingently Redeemable Common Stock
During the second quarter of 2011, the Company acquired CRI. As part of the acquisition, the Company issued approximately 6.4 million shares of the Company’s common stock, of which approximately 161 thousand shares were used to satisfy tax withholding obligations for certain former CRI employees and consultants. See Note 5, “Acquisitions,” for additional information regarding the acquisition of CRI.
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
On July 20, 2011, the Company received notice from Samsung exercising their option to put back to the Company approximately 4.8 million of the Shares for cash of $100.0 million. In August 2011, the Company paid $100.0 million to Samsung in exchange for the 4.8 million shares, which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded as additional paid-in capital in the Company’s consolidated balance sheet.
See Note 19, “Settlement Agreement with Samsung,” for further discussion.
Share Repurchase Program
In October 2001, the Company’s Board of Directors (the “Board”) approved a share repurchase program of its Common Stock, principally to reduce the dilutive effect of employee stock options. To date, the Board has approved the authorization to repurchase up to 19.0 million shares of the Company’s outstanding Common Stock over an undefined period of time. On

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On August 19, 2010, the Company entered into a share repurchase agreement (the “Share Repurchase Agreement”) with J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch (“JP Morgan”) to repurchase approximately $90.0 million of its Common Stock, as part of its share repurchase program. Under the Share Repurchase Agreement, the Company pre-paid to J.P. Morgan the $90 million purchase price in the third quarter of 2010 for the Common Stock and J.P. Morgan delivered to the Company approximately 4.8 million shares of Common Stock at an average price of $18.88 at the completion of the Share Repurchase Agreement in December 2010.
For the years ended December 31, 2012 and 2011, the Company did not repurchase any shares of its Common Stock under its share repurchase program. For the year ended December 31, 2010, the Company repurchased approximately 9.5 million shares of its Common Stock with an aggregate price of approximately $195.1 million, including the price paid pursuant to the Share Repurchase Agreement. As of December 31, 2012, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2012, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.
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
15. Benefit Plans
Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2012, 2011 and 2010, Rambus made matching contributions totaling approximately $2.1 million, $1.6 million and $1.2 million, respectively.
16. Restructuring Charges
During the third quarter of 2012, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of the Company's research and development efforts. In connection with this restructuring program, the Company estimates that it will incur aggregate costs of approximately $6.0 million to $8.0 million. During the year ended December 31, 2012, the Company incurred restructuring charges of $7.3 million related primarily to the reduction in workforce, of which $3.4 million was related to the CTO reportable segment; $0.7 million was related to the MID reportable segment; $0.1 million was related to the All Other reportable segment; and $3.1 million was related to corporate support functions that impacted each of the Company's operating segments. The Company expects to substantially complete its restructuring activities by the first quarter of 2013. There were no restructuring charges in 2011 or 2010.
The following table summarizes the restructuring activities during the year ended December 31, 2012:

	Employee Severance and Related Benefits	Other Expenses	Total
	(in thousands)
Balance at December 31, 2011	$—	$—	$—
Charges	7,301	—	7,301
Payments	(6,395)	—	(6,395)
Balance at December 31, 2012	$906	—	$906

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes
The provision for income taxes is comprised of:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Federal:
Current	$15,048	$16,595	$55,332
Deferred	587	(255)	255
State:
Current	(2,868)	17	1,467
Deferred	2,934	—	—
Foreign:
Current	543	886	401
Deferred	207	9	(328)
	$16,451	$17,252	$57,127
The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2012	2011	2010
Expense (benefit) at U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
Expense (benefit) at state statutory rate	0.1	(0.1)	0.5
Withholding tax	13.3	64.2	17.3
Foreign rate differential	17.4	33.0	2.4
Research and development (“R&D”) credit	—	(1.0)	(0.3)
Executive compensation	0.3	2.0	0.7
Non-deductible stock-based compensation	0.7	2.8	0.3
Foreign tax credit	(13.3)	(197.7)	—
Capitalized merger and acquisition costs	0.3	5.9	—
Other	(2.2)	0.5	(1.4)
Valuation allowance	32.4	192.3	(27.0)
	14.0%	66.9%	27.5%

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$20,230	$2,063
Other liabilities and reserves	19,624	35,050
Deferred equity compensation	64,193	58,329
Net operating loss carryovers	38,133	8,432
Tax credits	76,826	58,314
Total gross deferred tax assets	219,006	162,188
Convertible debt	(8,019)	(12,932)
Total net deferred tax assets	210,987	149,256
Valuation allowance	(206,464)	(140,982)
Net deferred tax assets	$4,523	$8,274

	As of December 31,
	2012	2011
	(In thousands)
Reported as:
Current deferred tax assets	$788	$2,798
Non-current deferred tax assets	4,458	7,531
Non-current deferred tax liabilities	(723)	(2,055)
Net deferred tax assets	$4,523	$8,274
As of December 31, 2012, the Company’s consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $211.0 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with convertible debt instruments. For the year ended December 31, 2012, the Company’s valuation allowance increased to $206.5 million because of an increase in deferred tax assets related to net operating losses and foreign tax credits. Management periodically evaluates the realizability of the Company's deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.  The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance due to the uncertainty of generating sufficient taxable income to utilize deferred tax assets based on forecasted revenues, which the Company considered significant negative evidence. Though considered positive evidence, potential income from currently unsigned favorable patent and related settlement litigation were not included in the determination for the valuation allowance due to the Company's inability to reliably estimate the probability, timing and amounts of such settlements. Even though the Company is no longer in a cumulative loss position, the uncertainty of generating sufficient taxable income to utilize deferred tax assets based on forecasted revenues is a negative factor that outweighs the positive factors leading to a conclusion that a release of the valuation allowance is not yet appropriate.
As of December 31, 2012, Rambus has federal net operating loss carryforwards for income tax purposes of $79.2 million which begin to expire in 2029. As of December 31, 2012, Rambus has state net operating loss carryforwards for income tax purposes of $296.2 million which begin to expire in 2016. As of December 31, 2012, Rambus has federal research and development tax credit carryforwards for income tax purposes of $25.4 million and state research and development tax credit carryforwards of $11.3 million, net of federal benefit. The federal research and development tax credit carryforwards begin to

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expire in 2018 and the state tax credit can be carried forward indefinitely. As of December 31, 2012, Rambus has foreign tax credit carryforwards for income tax purposes of $82.4 million which begin to expire in 2016.
In the event of a change in ownership, as defined under federal and state tax laws, Rambus' net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
Tax attributes related to stock option windfall deductions should not be recorded until they result in a reduction of cash taxes payable. The Company’s unrealized excess tax benefits from stock option deductions excluded from the federal and state tax attributes as of December 31, 2012 were $93.5 million and $99.2 million, respectively. The excess tax benefits will be recorded to additional paid-in capital when they reduce cash taxes payable.
As of December 31, 2012, the Company had $16.8 million of unrecognized tax benefits including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long term income taxes payable. If recognized, $2.0 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2011, the Company had $16.6 million of unrecognized tax benefits including $7.0 million recorded as a reduction of long-term deferred tax assets and $9.6 million recorded in long term income taxes payable. If recognized, $2.6 million would be recorded as an income tax benefit in the consolidated statements of operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at January 1	$16,610	$11,816	$10,353
Tax positions related to current year:
Additions	589	608	1,401
Tax positions related to prior years:
Additions	1,521	4,911	140
Reductions	(1,947)	(725)	(78)
Settlements	—	—	—
Balance at December 31	$16,773	$16,610	$11,816
Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2012 and 2011, an immaterial amount of interest and penalties are included in long-term income taxes payable.
At December 31, 2012, no deferred taxes have been provided on undistributed earnings of approximately $6.7 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.
Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is subject to examination by the Internal Revenue Service ("IRS") for tax years ended 2009 through 2011. The Company is also subject to examination by the State of California for tax years ended 2008 through 2011. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The Company is also subject to examination in various other foreign jurisdictions, including India, for various periods.
The Company's future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.
18. Litigation and Asserted Claims
SK Hynix Litigation

U.S District Court of the Northern District of California
On August 29, 2000, SK Hynix (formerly Hyundai and Hynix ) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. The complaint asserts claims for fraud, violations of federal antitrust laws and deceptive practices in connection with Rambus' participation in a standards setting organization called JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by SK Hynix, compensatory and punitive damages, and attorneys' fees. Rambus denied SK Hynix's claims and filed counterclaims for patent infringement against SK Hynix. The case was divided into three phases: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. Rambus prevailed in all three phases and judgment was entered against SK Hynix. On appeal, the Federal Circuit vacated the judgment and remanded the case back to the district court for further proceedings consistent with its unclean hands and spoliation opinions in the SK Hynix and Micron cases. SK Hynix was also awarded costs of appeal; The Company has accrued approximately $8.1 million related to those costs as of December 31, 2012.
On remand, the district court found that Rambus engaged in spoliation of evidence. Because the asserted patents were otherwise valid and Rambus did not intentionally destroy particular damaging documents, the court concluded that the appropriate sanction was to strike from the record evidence supporting a royalty in excess of a reasonable, non-discriminatory royalty. Accordingly, the court ordered the parties to submit briefs on what a reasonable and non-discriminatory royalty would be for the patents in suit.
On December 19, 2012, the court held a hearing on the reasonable royalty motion; SK Hynix's motion for summary judgment of invalidity, new trial, or a stay of the case, and Rambus' motion to amend the unclean hands decision. No decisions have issued to date.
SK Hynix subsequently filed a motion for collateral estoppel based on the Micron spoliation decision on remand. A hearing is scheduled for March 1, 2013.
Micron Litigation
U.S District Court in Delaware: Case No. 0-792-SLR
On August 28, 2000, Micron filed suit against Rambus in the U.S. District Court for Delaware. The suit asserts violations of federal antitrust laws, deceptive trade practices, breach of contract, fraud and negligent misrepresentation in connection with Rambus' participation in JEDEC. Micron seeks a declaration of monopolization by Rambus, compensatory and punitive damages, attorneys' fees, a declaratory judgment that eight Rambus patents are invalid and not infringed, and the award to Micron of a royalty-free license to the Rambus patents. Rambus has filed an answer and counterclaims disputing Micron's claims and asserting infringement by Micron of 12 U.S. patents. Micron prevailed on its unclean hands defense and judgment was entered against Rambus on the patent infringement claims. On appeal, the Federal Circuit remanded the case back to the district court for further proceedings consistent with its opinion.
On January 2, 2013, the court issued its decision finding that Rambus had spoliated documents in bad faith, that Micron's inequitable conduct defense and JEDEC-based claims and defenses related to patent misuse, antitrust, and unfair competition were prejudiced, and that the patents-in-suit are thus unenforceable against Micron. The court issued an order on January 24, 2013, directing judgment be entered against Rambus on the patent infringement claims in 30 days, and staying the remainder of the case pending appeal.
U.S. District Court of the Northern District of California
On January 13, 2006, Rambus filed suit against Micron in the U.S. District Court for the Northern District of California. Rambus alleges that 14 Rambus patents are infringed by Micron's DDR2, DDR3, GDDR3, and other advanced memory products. Rambus seeks compensatory and punitive damages, attorneys' fees, and injunctive relief. This case has been stayed since February 3, 2009.
European Patent Infringement Cases
In 2001, Rambus filed suit against Micron in Mannheim, Germany, for infringement of European patent, EP 1 22 642. That suit has not been active. Two related proceedings in Italy remain active.  One relates to Rambus's claim that Micron is infringing European patent, EP 1 4 956.  The court in this proceeding has found the '956 patent valid but not infringed.  The court also dismissed Micron's claims for unfair competition based on JEDEC as well as abuse of process.  Micron did not appeal this decision so this case is now closed. The second case in Italy involves Micron's purported claim resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. The court in this proceeding dismissed Micron's claim.  Micron has appealed this decision to the Italian Supreme Court.

DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation (“DDR2”)
U.S District Court in the Northern District of California
On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court for the Northern District of California court against Hynix, Infineon, Nanya, and Inotera. Infineon and Inotera were subsequently dismissed from this litigation as was Samsung which had been added as a defendant. Rambus alleges that certain of its patents are infringed by certain of the defendants' SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 and other advanced memory products. This case has been stayed since February 3, 2009.
European Commission Competition Directorate-General
On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the “European Commission”) that it had received complaints from Infineon and Hynix, which lead to a statement of objections from the European Commission alleging that through Rambus' participation in the JEDEC standards setting organization and subsequent conduct, Rambus violated European Union competition law.
On December 9, 2009, the European Commission announced that it had reached a final settlement with Rambus to resolve the pending case. On March 25, 2010, Hynix filed appeals with the General Court of the European Union purporting to challenge the settlement and the European Commission's rejection of Hynix's complaint. No decision has issued to date on Hynix's appeal.
Superior Court of California for the County of San Francisco
On May 5, 2004, Rambus filed a lawsuit against Micron, Hynix, Infineon and Siemens in San Francisco Superior Court (the “San Francisco court”) seeking damages for conspiring to fix prices, conspiring to monopolize under the Cartwright Act, intentional interference with prospective economic advantage, and unfair competition. This lawsuit alleges that there were concerted efforts beginning in the 1990s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus' RDRAM product. Subsequently, Infineon and Siemens were dismissed from this action (as a result of a settlement with Infineon) and three Samsung-related entities were added as defendants and later dismissed (as a result of a settlement with Samsung).
A jury trial against Micron and Hynix began on June 20, 2011. On November 16, 2011, the jury returned a verdict in favor of Hynix and Micron and against Rambus and judgment was entered by the Court on February 15, 2012. The court issued an order on January 29, 2013, awarding costs to Micron and Hynix of $520,000 and $350,000, respectively. The Company has accrued $0.9 million related to these costs as of December 31, 2012.
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
On March 1, 2007, a pro se lawsuit was filed in the Northern District of California by two alleged Rambus shareholders against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP. This action was consolidated with a substantially identical pro se lawsuit filed by another purported Rambus shareholder against the same parties. The consolidated complaint against Rambus alleges violations of federal and state securities laws, and state law claims for fraud and breach of fiduciary duty. On December 9, 2008, the court entered judgment in favor of Rambus. Plaintiffs filed a notice of appeal on December 15, 2008. On June 16, 2010, the United States Court of Appeals for the Ninth Circuit issued a decision affirming the judgment in favor of Rambus.
On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of certain California state securities statutes as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. Judgment in favor of Rambus was entered on June 15, 2011. Plaintiffs appealed and the court of appeal issued an order affirming the judgment on December 14, 2012.
Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation
International Trade Commission 2010 Investigation

On December 1, 2010, Rambus filed a complaint with the ITC requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and certain Serial AT Attachment (“SATA”) and Serial Attached SCSI (“SAS”) interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents.  The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those companies' accused products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. The complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation.  On December 29, 2010, the ITC instituted the investigation. On June 20, 2011, January 17, 2012, and March 19, 2012, respectively, the administrative law judge granted joint motions to terminate the investigation as to Freescale, Broadcom and Mediatek pursuant to the parties' settlement agreement. A final hearing before the administrative law judge was held October 12-20, 2011.
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
U.S District Court in the Northern District of California
On December 1, 2010, Rambus filed complaints against Broadcom, Freescale, LSI, MediaTek and STMicroelectronics in the U.S. District Court for the Northern District of California alleging that 1) products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics infringe patents from the Barth family of patents; 2) those same products and products from those companies that incorporate SDR memory controllers infringe patents from the Farmwald-Horowitz family; and 3) products having certain peripheral interfaces, including PCI Express, DisplayPort, and certain SATA and SAS interfaces, from Broadcom, Freescale, LSI and STMicroelectronics infringe patents from the Dally family of patents. On March 20, 2011, June 7, 2011, and December 29, 2011, respectively, Rambus' complaint against MediaTek, Freescale and Broadcom was dismissed pursuant to the parties' settlement agreement. Rambus and LSI announced that they had entered into a settlement of their disputes on February 19, 2013.
On September 26, 2012, the court issued a claim construction order. At a December 20, 2012 case management conference, the court scheduled an unclean hands trial to start on August 26, 2013, and a patent trial to start on April 14, 2014.
Potential Future Litigation
In addition to the litigation described above, companies continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters.
There can be no assurance that any ongoing or future litigation will be successful. Rambus spends substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the multiple pending litigations. The outcomes of these litigations, as well as any delay in their resolution, could affect Rambus' ability to license its intellectual property in the future.
The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. A reasonably possible loss in excess of amounts accrued is not material to the financial statements.
19. Settlement Agreement with Samsung
On January 19, 2010, the Company, Samsung and certain related entities of Samsung entered into a Settlement Agreement (the “Settlement Agreement”) to release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Under the Settlement Agreement, Samsung has paid the Company two installments of $200.0

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million each in cash in the first quarter of 2010, and the parties released all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the Settlement Agreement, the Company and Samsung entered into a Semiconductor Patent License Agreement on January 19, 2010 (the “License Agreement”), under which Samsung licenses from the Company non-exclusive rights to certain Rambus patents and has agreed to pay the Company cash amounts equal to $25.0 million per quarter subject to certain adjustments and conditions related to their DRAM revenue. These payments commenced in the first quarter of 2010 and will conclude in the last quarter of 2014. In addition, as part of the Settlement Agreement, Samsung purchased approximately 9.6 million shares of common stock of Rambus for cash pursuant to the terms of a Stock Purchase Agreement dated January 19, 2010 (the “Stock Purchase Agreement”), as described in more details below. Finally, pursuant to the Settlement Agreement, the Company and Samsung signed a non-binding memorandum of understanding relating to discussions around a new generation of memory technologies. On an aggregate basis, Samsung is expected to make payments to the Company totaling approximately $900.0 million (subject to adjustments per the terms of the License Agreement) from these agreements (collectively, “Samsung Settlement”), less the $100.0 million retirement of the contingently redeemable common stock described below.
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
Under the Stock Purchase Agreement, on January 19, 2010, Samsung purchased for cash from the Company 9.6 million shares of common stock of the Company (the “Shares”) with certain restrictions and put rights. The number of shares issued was based on a price per share equal to $20.885 (which was the average of the open and close trading price of Rambus common stock on The NASDAQ Global Select Market on January 15, 2010, the last trading day prior to the date of the Stock Purchase Agreement). The Shares represented approximately 8.3% of the total outstanding shares of Rambus common stock at that time after giving effect to the issuance thereof. The issuance of the Shares by the Company to Samsung was made through a private transaction. The Stock Purchase Agreement provided Samsung a one-time put right, beginning 18 months after the date of the Stock Purchase Agreement and extending to 19 months after the date of the Stock Purchase Agreement, to elect to put back to the Company up to 4.8 million of the Shares at the original issue price of $20.885 per share (for an aggregate purchase price of up to $100 million).
On July 20, 2011, the Company received notice from Samsung exercising their option to put back to the Company approximately 4.8 million of the Shares for cash of $100.0 million. In August 2011, the Company paid $100.0 million to Samsung in exchange for the Shares which were retired. The difference between the amount recorded as contingently redeemable common stock and the cash paid was recorded as additional paid-in capital in the Company’s consolidated balance sheet.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During 2010, the Company received cash consideration of $500.0 million from Samsung. The amount allocated to the common stock issued to Samsung was allocated to contingently redeemable common stock ($113.5 million) and stockholders’ equity ($78.5 million). The remaining $308.0 million was allocated between revenue ($181.2 million) and gain from settlement ($126.8 million) based on the remaining elements’ estimated Fair Value.
During 2011, the Company received cash consideration of $99.4 million from Samsung, which was adjusted based on certain levels of Samsung revenue for DRAM products pursuant to the terms of the License Agreement. The amount was allocated between revenue ($93.2 million) and gain from settlement ($6.2 million) based on the estimated Fair Value for the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining elements. The total gain related to the settlement with Samsung of $133.0 million was recognized through the end of first quarter of 2011.
During 2012, the Company received cash consideration of $87.8 million from Samsung, which was adjusted based on certain levels of Samsung revenue for DRAM products pursuant to the terms of the License Agreement. The total amount was recognized as revenue.
The remaining $200.0 million is expected to be paid in successive quarterly payments of approximately $25.0 million (subject to adjustments per the terms of the License Agreement), concluding in the last quarter of 2014.
The cumulative cash receipts through 2012 and the remaining future cash receipts from the agreements with Samsung are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Received in			Estimated to Be Received in		Total Estimated
(in millions)	2010	2011	2012	2013	2014	Cash Receipts
Revenue	$181.2	$93.2	$87.8	$100.0	$100.0	$562.2
Gain from settlement	126.8	6.2	—	—	—	133.0
Purchase of Rambus Common Stock	192.0	—	—	—	—	192.0
Total	$500.0	$99.4	$87.8	$100.0	$100.0	$887.2
20. Subsequent Events
On January 31, 2013, as a result of the restructuring program to reduce overall corporate expenses, the Company entered into an amended lease for its Sunnyvale facility to reduce the space by approximately 31,000 square feet to 125,000 square feet. Pursuant to the terms of this amendment, the Company will pay approximately $1.4 million for termination fees and broker fees for reducing the size of the facility.
In February 2013, the Company signed a patent license agreement with LSI. This agreement allows LSI to include Rambus patented innovations in all its products. In addition, the two companies have settled all outstanding claims, including pending disputes related to Rambus' patented innovations. This patent license agreement will terminate in 2018.

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2012(2)	Sept. 30, 2012(1)(2)	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(In thousands, except for per share amounts)
Total revenue	$57,443	$57,530	$56,215	$62,863	$83,359	$100,263	$66,214	$62,527
Total operating costs and expenses(1)	$61,470	$104,630	$77,964	$80,421	$101,493	$89,527	$68,722	$54,157
Operating income (loss)	$(4,027)	$(47,100)	$(21,749)	$(17,558)	$(18,134)	$10,736	$(2,508)	$8,370
Net income (loss)	$(16,132)	$(58,098)	$(32,216)	$(27,890)	$(28,716)	$478	$(10,585)	$(4,230)
Net income (loss) per share — basic	$(0.14)	$(0.52)	$(0.29)	$(0.25)	$(0.26)	$—	(0.10)	$(0.04)
Net income (loss) per share — diluted	$(0.14)	$(0.52)	$(0.29)	$(0.25)	$(0.26)	$—	(0.10)	$(0.04)
Shares used in per share calculations — basic	111,332	110,826	110,553	110,358	110,171	112,334	109,992	107,613
Shares used in per share calculations — diluted	111,332	110,826	110,553	110,358	110,171	115,552	109,992	107,613
______________________________________

(1)
The quarterly financial information includes $35.5 million related to the impairment of goodwill and long-lived assets in the quarter ended September 30, 2012. Refer to Note 6, "Intangible Assets and Goodwill" of Notes to Consolidated Financial Statements of this Form 10-K.

(2)
The quarterly financial information includes $6.6 million related to restructuring charges in the quarter ended September 30, 2012 and$0.7 million related to restructuring charges in the quarter ended December 31, 2012. Refer to Note 16, "Restructuring Charges" of Notes to Consolidated Financial Statements of this Form 10-K.

(a)(2)    Financial Statement Schedule
RAMBUS INC.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Utilized	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2010	$150,932	—	177	(75,696)	$75,413
Year ended December 31, 2011	$75,413	—	65,569	—	$140,982
Year ended December 31, 2012	$140,982	—	65,482	—	$206,464
______________________________________

*	Amounts not charged (credited) to operations are charged (credited) to other comprehensive income or deferred tax assets (liabilities).
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
Date: February 22, 2013

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

Signature	Title	Date

/s/ RONALD BLACK	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2013
Ronald Black

/s/ SATISH RISHI	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013
Satish Rishi

/s/ J. THOMAS BENTLEY	Chairman of the Board of Directors	February 22, 2013
J. Thomas Bentley

/s/ SUNLIN CHOU	Director	February 22, 2013
Sunlin Chou

/s/ P. MICHAEL FARMWALD	Director	February 22, 2013
P. Michael Farmwald

/s/ PENELOPE HERSCHER	Director	February 22, 2013
Penelope Herscher

/s/ HAROLD HUGHES	Director	February 22, 2013
Harold Hughes

/s/ CHARLES KISSNER	Director	February 22, 2013
Charles Kissner

/s/ DAVID SHRIGLEY	Director	February 22, 2013
David Shrigley

/s/ ABRAHAM D. SOFAER	Director	February 22, 2013
Abraham D. Sofaer

/s/ ERIC STANG	Director	February 22, 2013
Eric Stang

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.2(2)	Merger Agreement dated as of May 12, 2011, by and among Rambus Inc., Padlock Acquisition Corp., Cryptography Research, Inc. and the shareholder representative.
3.1(3)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(5)	Amended and Restated Bylaws of Registrant dated February 23, 2012.
4.1(6)	Form of Registrant’s Common Stock Certificate.
4.5(7)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of June 29, 2009 (including the form of 5% Convertible Senior Note due 2014 therein).
10.1(8)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(9)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10.4(9)*	1999 Nonstatutory Stock Option Plan (as amended and restated as of April 4, 2007) and related form of agreement.
10.5(10)*	2006 Equity Incentive Plan, as amended.
10.6(11)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.7(12)*	2006 Employee Stock Purchase Plan as amended.
10.8(13)	Development Agreement, dated as of January 6, 2003, by and among Registrant, Sony Computer Entertainment Inc. and Toshiba Corporation.
10.9(13)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10.11(14)†	Settlement and License Agreement, dated as of March 21, 2005, by and between Registrant and Infineon Technologies AG.
10.12(15)†	Amendment No. 1 to Settlement and License Agreement, dated as of July 8, 2008, by and between Registrant and Qimonda AG.
10.13(1)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.14(16)†	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.15(16)†	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.16(16)†	Stock Purchase Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.17	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.18(17)	Employment Agreement between the Company and Ronald Black, dated as of June 22, 2012.
10.18(18)	Separation Agreement between Sharon Holt and the Registrant, dated as of August 30, 2012.
12.1(19)	Computation of ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included in signature page).
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
______________________________________

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

(1)	Incorporated by reference to the Form 10-K filed on February 25, 2010.

(2)	Incorporated by reference to the Form 10-Q filed on August 5, 2011.

(3)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(4)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(5)	Incorporated by reference to the Form 8-K filed on February 28, 2012.

(6)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(7)	Incorporated by reference to the Form 8-K filed on June 29, 2009.

(8)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(9)	Incorporated by reference to the Form 10-K filed on September 14, 2007.

(10)	Incorporated by reference to the Form 8-K filed on May 1, 2012.

(11)	Incorporated by reference to the Form 8-K filed on May 16, 2006.

(12)	Incorporated by reference to the Form 8-K filed on May 1, 2012 .

(13)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.

(14)	Incorporated by reference to the Form 10-Q filed on April 29, 2005. Assigned to Qimonda in October 2006 in connection with Infineon’s spin-off of Qimonda.

(15)	Incorporated by reference to the Form 10-Q filed on October 31, 2008.

(16)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(17)	Incorporated by reference to the Form 8-K filed on June 25, 2012.

(18)	Incorporated by reference to the Form 10-Q filed on October 29, 2012.

(19)	Incorporated by reference to the Form S-3 filed on June 22, 2009.