Form 10-Q
period 2013-03-31
RAMBUS INC
filed 2013-04-26
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 111,641,153 as of March 31, 2013.

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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$157,215	$148,984
Marketable securities	57,613	54,346
Accounts receivable	60	529
Prepaids and other current assets	9,038	10,529
Deferred taxes	788	788
Total current assets	224,714	215,176
Intangible assets, net	145,930	153,173
Goodwill	124,969	124,969
Property, plant and equipment, net	78,218	86,905
Deferred taxes, long-term	4,806	4,458
Other assets	3,029	3,131
Total assets	$581,666	$587,812
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,036	$7,918
Accrued salaries and benefits	31,925	23,992
Accrued litigation expenses	10,256	9,822
Other accrued liabilities	7,954	12,402
Total current liabilities	54,171	54,134
Convertible notes, long-term	151,487	147,556
Long-term imputed financing obligation	39,685	45,919
Long-term income taxes payable	6,534	6,533
Other long-term liabilities	13,992	12,076
Total liabilities	265,869	266,218
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2013 and December 31, 2012	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 111,641,153 shares at March 31, 2013 and 111,525,021 shares at December 31, 2012	112	112
Additional paid-in capital	1,080,380	1,075,761
Accumulated deficit	(764,381)	(753,979)
Accumulated other comprehensive loss	(314)	(300)
Total stockholders’ equity	315,797	321,594
Total liabilities and stockholders’ equity	$581,666	$587,812
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenue:
Royalties	$66,222	$62,043
Contract revenue	644	820
Total revenue	66,866	62,863
Operating costs and expenses:
Cost of revenue*	5,249	7,163
Research and development*	32,848	38,394
Marketing, general and administrative*	25,105	34,834
Restructuring charges	2,206	—
Costs of restatement and related legal activities	17	30
Total operating costs and expenses	65,425	80,421
Operating income (loss)	1,441	(17,558)
Interest income and other income (expense), net	(20)	98
Interest expense	(7,312)	(6,580)
Interest and other income (expense), net	(7,332)	(6,482)
Loss before income taxes	(5,891)	(24,040)
Provision for income taxes	4,511	3,850
Net loss	$(10,402)	$(27,890)
Net loss per share:
Basic	$(0.09)	$(0.25)
Diluted	$(0.09)	$(0.25)
Weighted average shares used in per share calculation:
Basic	111,599	110,358
Diluted	111,599	110,358
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$—	$10
Research and development	$1,876	$2,720
Marketing, general and administrative	$3,072	$3,996
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Net loss	$(10,402)	$(27,890)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(14)	94
Total comprehensive loss	$(10,416)	$(27,796)
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,402)	$(27,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,948	6,726
Depreciation	3,791	3,099
Amortization of intangible assets	7,040	7,616
Non-cash interest expense and amortization of convertible debt issuance costs	4,089	3,510
Deferred tax benefit	263	—
Non-cash restructuring	653	—
Gain on sale of assets	(1,282)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	469	298
Prepaid expenses and other assets	2,965	4,200
Accounts payable	(2,243)	(9,565)
Accrued salaries and benefits and other accrued liabilities	4,209	1,502
Accrued litigation expenses	434	306
Income taxes payable	378	(794)
Net cash provided by (used in) operating activities	15,312	(10,992)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,703)	(3,043)
Acquisition of intangible assets	(1,875)	(250)
Purchases of marketable securities	(36,699)	—
Maturities of marketable securities	33,250	82,926
Proceeds from sale of assets	2,000	—
Acquisition of business, net of cash acquired	—	(42,397)
Net cash provided by (used in) investing activities	(7,027)	37,236
Cash flows from financing activities:
Payments under installment payment arrangement	(28)	—
Principal payments against lease financing obligation	(26)	(3)
Proceeds received from issuance of common stock under employee stock plans	—	63
Net cash provided by (used in) financing activities	(54)	60
Net increase in cash and cash equivalents	8,231	26,304
Cash and cash equivalents at beginning of period	148,984	162,244
Cash and cash equivalents at end of period	$157,215	$188,548

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$166	$3,893
Non-cash obligation for property, plant and equipment	$—	$495
Intangible assets acquired under installment payment arrangement	$—	$1,050
Remaining purchase consideration for acquisition of business	$—	$3,881
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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2012.
Operating Segment Definitions
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interfaces Division ("MID"), which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc. ("CRI"), which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies ("LDT"), which focuses on the design, development and licensing of technologies for lighting and displays; and (4) CTO, which is a centralized research and development and business incubation organization that consolidates early-stage investments, longer-term research activities and worldwide engineering, including Mobile Technologies Division ("MTD").

2. Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for the Company's interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows as the amounts reclassified out of accumulated other comprehensive income is not significant.
In July 2012, the FASB amended its guidance to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. An entity no longer will be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment became effective for the Company’s interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have an impact on its financial position or results of operations as it does not have any indefinite-lived intangible assets.
In December 2011, the FASB issued No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance became effective for the Company's interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

3. Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2013	2012
Basic and diluted net loss per share:	(In thousands, except per share amounts)
Numerator:
Net Loss	$(10,402)	$(27,890)
Denominator:
Weighted-average shares outstanding	111,599	110,358
Basic and diluted net loss per share	$(0.09)	$(0.25)
For the three months ended March 31, 2013 and 2012, options to purchase approximately 12.9 million and 16.1 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended March 31, 2013 and 2012, an additional 6.4 million and 5.4 million potentially dilutive shares, respectively, have been excluded from the weighted average dilutive shares because there were net losses for the periods.

4. Intangible Asset and Goodwill
Goodwill
The following table presents goodwill balances and adjustments to those balances for each of the reportable segments for the three months ended March 31, 2013:

Reportable Segment:	December 31, 2012	Additions to Goodwill	Impairment Charge of Goodwill	March 31, 2013
	(In thousands)
MID	$19,905	$—	$—	$19,905
CTO	8,070	—	—	8,070
All Other	96,994	—	—	96,994
Total	$124,969	$—	$—	$124,969

	As of
	March 31, 2013
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CTO	8,070	—	8,070
All Other	110,694	(13,700)	96,994
Total	$138,669	$(13,700)	$124,969

Intangible Assets
The components of the Company’s intangible assets as of March 31, 2013 and December 31, 2012 were as follows:

		As of March 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$192,881	$(63,466)	$129,415
Customer contracts and contractual relationships	1 to 10 years	32,650	(16,252)	16,398
Non-compete agreements	3 years	300	(183)	117
Total intangible assets		$225,831	$(79,901)	$145,930

		As of December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$191,815	$(57,240)	$134,575
Customer contracts and contractual relationships	1 to 10 years	32,650	(14,194)	18,456
Non-compete agreements	3 years	300	(158)	142
Total intangible assets		$224,765	$(71,592)	$153,173

The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduce the favorable contract intangible asset. For the three months ended March 31, 2013 and 2012, the Company received $1.4 million and $2.4 million related to the favorable contracts, respectively. As of March 31, 2013 and December 31, 2012, the net balance of the favorable contract intangible assets was $3.4 million and $4.8 million, respectively.
Amortization expense for intangible assets for the three months ended March 31, 2013 and 2012 was $7.0 million and $7.6 million, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2013 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2013 (remaining 9 months)	$24,166
2014	27,492
2015	26,841
2016	25,974
2017	24,500
Thereafter	16,957
$145,930

5.  Segments and Major Customers
For the quarters ended March 31, 2013 and 2012, only MID and CTO were reportable segments. The remaining other operating segments were combined and shown under “All Other”.
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as customer licensing income ("CLI") minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses and the allocation of certain engineering expenses.
CLI is defined as total cash royalties received from its customers under its licensing agreements with them. In addition, customer licensing income includes other patent royalties received but not recognizable as revenue. In the first quarter of 2013, certain customer patent royalty payments were not recognized as revenue as not all revenue recognition criteria were met during the period.  Additionally, since the third quarter of 2011, the Company has received patent royalty payments from certain patent license agreements assumed in the acquisition of CRI which were treated as favorable contracts. Cash received from these acquired favorable contracts reduced the favorable contract intangible asset on the Company's balance sheet. The Company has combined these cash royalty payments as CLI to reflect the total amounts received from its customers.
Segment operating expenses do not include marketing, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated marketing, general and administrative expenses as well as corporate level expenses. The presentation of the three months ended March 31, 2012 segment data has been updated to conform with the 2013 segment operating income (loss) definition applied starting in the fourth quarter of 2012.
The tables below present reported segment operating income (loss) for the three months ended March 31, 2013 and 2012, respectively.

	For the Three Months Ended March 31, 2013
	MID	CTO	All Other	Total
	(In thousands)
Revenues	$59,674	$—	$7,192	$66,866
Other patent royalties received	1,875	—	3,362	5,237
Customer licensing income	$61,549	$—	$10,554	$72,103
Segment operating expenses	8,924	7,858	10,075	26,857
Segment operating income (loss)	$52,625	$(7,858)	$479	$45,246
Reconciling items				(43,805)
Operating income				$1,441
Interest and other income (expense), net				(7,332)
Loss before income taxes				$(5,891)

	For the Three Months Ended March 31, 2012
	MID	CTO	All Other	Total
	(In thousands)
Revenues	$57,088	$—	$5,775	$62,863
Other patent royalties received	—	—	2,414	2,414
Customer licensing income	$57,088	$—	$8,189	$65,277
Segment operating expenses	11,550	6,503	8,072	26,125
Segment operating income (loss)	$45,538	$(6,503)	$117	$39,152
Reconciling items				(56,710)
Operating loss				$(17,558)
Interest and other income (expense), net				(6,482)
Loss before income taxes				$(24,040)
The CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2013 and 2012, respectively, were as follows:

	Three Months Ended
	March 31,
Customer	2013	2012
Customer A	33%	37%
Customer B	15%	*
Customer C	*	13%
Customer D	10%	10%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of customers' headquarters is as follows:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
USA	$25,569	$16,189
South Korea	22,025	23,247
Japan	14,609	17,569
Europe	2,127	1,129
Canada	1,786	1,979
Asia-Other	750	2,750
Total	$66,866	$62,863

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of March 31, 2013 and December 31, 2012, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2013
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$139,768	$139,768	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,614	58,638	—	(24)	0.15%
Total cash equivalents and marketable securities	198,382	198,406	—	(24)
Cash	16,446	16,446	—	—
Total cash, cash equivalents and marketable securities	$214,828	$214,852	$—	$(24)

	As of December 31, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Cash equivalents	$140,769	$129,569
Short term marketable securities	57,613	54,346
Total cash equivalents and marketable securities	198,382	183,915
Cash	16,446	19,415
Total cash, cash equivalents and marketable securities	$214,828	$203,330

The Company continues to invest in highly rated quality, highly liquid debt securities. As of March 31, 2013, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 are as follows:

	Fair Value		Gross Unrealized Loss
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$58,590	$51,819	$(24)	$(15)

The gross unrealized loss at March 31, 2013 and December 31, 2012 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$139,768	$139,768	$—	$—
Corporate notes, bonds and commercial paper	58,614	—	58,614	—
Total available-for-sale securities	$198,382	$139,768	$58,614	$—

	As of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$126,570	$126,570	$—	$—
Corporate notes, bonds and commercial paper	57,345	—	57,345	—
Total available-for-sale securities	$183,915	$126,570	$57,345	$—

The Company monitors the investment for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during 2009. The Company evaluated the fair value of the investment in the non-marketable security as of March 31, 2013 and determined that there were no events that caused a decrease in its fair value below the carrying cost.
The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the three months ended March 31, 2013
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—

	As of December 31, 2012
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2012
Investment in non-marketable securities	$2,000	$—	$—	$2,000	$—

For the three months ended March 31, 2013 and 2012, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013			As of December 31, 2012
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$151,487	$175,519	$172,500	$147,556	$172,716

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As discussed in Note 8, "Convertible Notes," as of March 31, 2013, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the three months ended March 31, 2013 and 2012, the Company has not incurred impairment loss on its investments.

8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(Dollars in thousands)	As of March 31, 2013	As of December 31, 2012
5% Convertible Senior Notes due 2014 (the “2014 Notes”)	$172,500	$172,500
Unamortized discount	(21,013)	(24,944)
Total convertible notes	$151,487	$147,556
Less current portion	—	—
Total long-term convertible notes	$151,487	$147,556

Interest expense related to the notes for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,157	$2,157
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	4,089	3,510
Total interest expense on convertible notes	$6,246	$5,667

9. Commitments and Contingencies
As of March 31, 2013, the Company’s material contractual obligations are as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$44,553	$4,683	$5,873	$6,011	$6,156	$6,302	$15,528
Leases and other contractual obligations	8,006	1,902	1,906	1,791	1,049	1,018	340
Software licenses (3)	400	320	80	—	—	—	—
Acquisition retention bonuses (4)	36,509	16,873	18,151	1,485	—	—	—
Convertible notes	172,500	—	172,500	—	—	—	—
Interest payments related to convertible notes	12,937	8,625	4,312	—	—	—	—
Total	$274,905	$32,403	$202,822	$9,287	$7,205	$7,320	$15,868
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.8 million including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable as of March 31, 2013. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)
The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2013 which are also presented on the Company’s Condensed Consolidated Balance Sheet under current and other long-term liabilities.

(4)
In connection with its recent acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $33.3 million of CRI retention bonuses payable on June 3, 2013 and 2014 can be paid in cash or stock at the Company’s election.

Building lease expense was approximately $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Deferred rent of $1.6 million and $0.8 million as of March 31, 2013 and December 31, 2012, respectively, were included primarily in other long-term liabilities.
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
Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of primarily former officers and some current officers. As of March 31, 2013, the Company had made cumulative payments of approximately $32.2 million on their behalf, including $17 thousand in the quarter ended March 31, 2013. As of March 31, 2012, the Company had made cumulative payments of approximately $31.9 million on their behalf, including $30 thousand in the quarter ended March 31, 2012. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

10. Equity Incentive Plans and Stock-Based Compensation
As of March 31, 2013, 1,385,873 shares of the 21,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant which included an increase of 6,500,000 shares approved by stockholders on April 26, 2012. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) and the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) will continue to govern awards previously granted under those plans.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2012	2,729,159
Stock options granted	(1,619,437)
Stock options forfeited	893,744
Stock options expired under former plans	(291,219)
Nonvested equity stock and stock units granted (1)	(414,744)
Nonvested equity stock and stock units forfeited (1)	88,370
Total available for grant as of March 31, 2013	1,385,873
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 1999 Plan and 2006 Plan for the three months ended March 31, 2013 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2013.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2012	13,094,815	$12.79
Options granted	1,619,437	5.46
Options exercised	—	—
Options forfeited	(893,744)	11.20
Outstanding as of March 31, 2013	13,820,508	12.03	6.44	$1,898
Vested or expected to vest at March 31, 2013	12,533,217	12.48	6.21	1,549
Options exercisable at March 31, 2013	5,945,597	19.05	3.82	36

No stock options that contain a market condition were granted during the three months ended March 31, 2013. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. As of March 31, 2013 and

December 31, 2012 , there were 1,535,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2013, based on the $5.61 closing stock price of Rambus’ Common Stock on March 28, 2013 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2013 was 2,900,931 and 32,761, respectively.
Employee Stock Purchase Plan
No purchases were made under the 2006 Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, 1,082,515 shares under the ESPP remain available for issuance.
Stock-Based Compensation
For the three months ended March 31, 2013 and 2012, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
Stock Options
During the three months ended March 31, 2013 and 2012, the Company granted 1,619,437 and 1,937,002 stock options, respectively, with an estimated total grant-date fair value of $3.8 million and $7.5 million, respectively. During the three months ended March 31, 2013 and 2012, Rambus recorded stock-based compensation expense related to stock options of $3.1 million and $4.3 million, respectively.
As of March 31, 2013, there was $26.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested as of March 31, 2013 was $76.3 million.
There were no options exercised during the three months ended March 31, 2013. The total intrinsic value of options exercised was $39 thousand for the three months ended March 31, 2012. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
Employee Stock Purchase Plan
For the three months ended March 31, 2013 and 2012, the Company recorded compensation expense related to the ESPP of $0.5 million and $0.7 million, respectively. As of March 31, 2013, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over one month.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2013 and 2012 calculated in accordance with accounting for share-based payments.
Valuation Assumptions
The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the table below.
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented.

	Stock Option Plans
	Three Months Ended
	March 31,
	2013	2012
Stock Option Plans
Expected stock price volatility	47%	60%
Risk free interest rate	0.9%	0.7%
Expected term (in years)	5.4	5.6
Weighted-average fair value of stock options granted to employees	$2.33	$3.88
No shares were issued under the ESPP during the three months ended March 31, 2013 and 2012.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2013 and 2012, the Company granted nonvested equity stock units totaling 276,496 and 423,371 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three months ended March 31, 2013 and 2012, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.5 million and $3.1 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three months ended March 31, 2013 and 2012, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units for all periods.
For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense of approximately $1.3 million and $1.8 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $5.1 million at March 31, 2013. This is expected to be recognized over a weighted average period of 2.2 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2013:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2012	922,491	$10.24
Granted	276,496	5.46
Vested	(178,666)	14.02
Forfeited	(58,911)	13.97
Nonvested at March 31, 2013	961,410	7.93

11.  Stockholders’ Equity
Share Repurchase Program
During the three months ended March 31, 2013, the Company did not repurchase any shares of its Common Stock under its share repurchase program. As of March 31, 2013, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of March 31, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

12. Restructuring Charges
During the third quarter of 2012, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of the Company's research and development efforts. In connection with this restructuring program, the Company estimates that it will incur aggregate costs of approximately $6.0 million to $10.0 million. During the three months ended March 31, 2013, the Company incurred restructuring charges of $2.2 million related primarily to the consolidation of certain facilities and the reduction in workforce, of which a majority was related to corporate support functions that impacted each of the Company's operating segments. The Company expects to substantially complete its restructuring activities by the second quarter of 2013. There were no restructuring charges during the three months ended March 31, 2012.

The following table summarizes the restructuring activities during the three months ended March 31, 2013:

	Employee Severance and Related Benefits	Facilities		Total
	(in thousands)
Balance at December 31, 2012	$906	$—		$906
Charges	246	1,960		2,206
Payments	(623)	(943)		(1,566)
Non-cash charge	—	(653)	*	(653)
Balance at March 31, 2013	$529	364		$893

*The non-cash charge of $653 thousand is related to the termination of the Company's financing obligation associated with abandoning a construction asset at one of its facilities.

13. Income Taxes
During the three months ended March 31, 2013, the Company calculated its interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because the Company is projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company recorded a provision for income taxes of $4.5 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively. The provision for income taxes for the three months ended March 31, 2013 and 2012, is primarily comprised of withholding taxes and other foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.
During the three months ended March 31, 2013 and 2012, the Company paid withholding taxes of $3.8 million and $4.4 million, respectively.
As of March 31, 2013, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $211.0 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of March 31, 2013, a full valuation allowance has been recorded against the U.S. deferred tax assets. During the three months ended March 31, 2013, the Company did not significantly change its deferred tax assets.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company's forecasted future operating results are highly influenced by, among other factors, assumptions regarding the Company's (1) ability to achieve its forecasted revenue, (2) ability to effectively manage its expenses in line with its forecasted revenue and (3) general trends in the industries in which it operates.
The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
As of March 31, 2013, the Company had approximately $16.8 million of unrecognized tax benefits, including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable. If recognized, approximately $2.0 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of

December 31, 2012, the Company had $16.8 million of unrecognized tax benefits, including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At March 31, 2013 and December 31, 2012, an immaterial amount of interest and penalties are included in long-term income taxes payable.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. There was no benefit to the Company of the restated research credit in the first quarter of 2013 due to the full valuation allowance.
Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for tax years before 2009. The Company is no longer subject to examination by the State of California for tax years before 2008. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The IRS commenced an exam of the Company's 2010 through 2011 tax years during the first quarter of 2013. The Company is also subject to examination in various other foreign jurisdictions, including India, for various periods.
Additionally, the Company's future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

14. Litigation and Asserted Claims
SK Hynix Litigation
U.S District Court of the Northern District of California
On August 29, 2000, SK Hynix (formerly Hyundai and Hynix) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. The complaint asserts claims for fraud, violations of federal antitrust laws and deceptive practices in connection with Rambus' participation in a standards setting organization called JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by SK Hynix, compensatory and punitive damages, and attorneys' fees. Rambus denied SK Hynix's claims and filed counterclaims for patent infringement against SK Hynix. The case was divided into three phases: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. Rambus prevailed in all three phases and judgment was entered against SK Hynix. On appeal, the Federal Circuit vacated the judgment and remanded the case back to the district court for further proceedings consistent with its unclean hands and spoliation opinions in the SK Hynix and Micron cases. SK Hynix was also awarded costs of appeal; The Company has accrued approximately $8.1 million related to those costs as of March 31, 2013.
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
SK Hynix subsequently filed a motion for collateral estoppel based on the Micron spoliation decision on remand. On February 27, 2013, the district court issued notice that SK Hynix's motion has been submitted without oral argument from the parties.
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
On January 2, 2013, the court issued its decision finding that Rambus had spoliated documents in bad faith, that Micron's inequitable conduct defense and JEDEC-based claims and defenses related to patent misuse, antitrust, and unfair competition were prejudiced, and that the patents-in-suit are thus unenforceable against Micron. The court issued an order on January 24, 2013, directing judgment be entered against Rambus on the patent infringement claims in 30 days, and staying the remainder of the case pending appeal. Rambus filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on March 27, 2013. Rambus' opening appellate brief is currently due to be filed in May 2013.
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
European Patent Infringement Cases
In 2001, Rambus filed suit against Micron in Mannheim, Germany, for infringement of European patent, EP 1 22 642. That suit has not been active. Two related proceedings in Italy remain active.  One relates to Rambus' claim that Micron is infringing European patent, EP 1 4 956.  The court in this proceeding has found the '956 patent valid but not infringed.  The court also dismissed Micron's claims for unfair competition based on JEDEC as well as abuse of process.  Micron did not appeal this decision so this case is now closed. The second case in Italy involves Micron's purported claim resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. The court in this proceeding dismissed Micron's claim.  Micron has appealed this decision to the Italian Supreme Court.
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
European Commission Competition Directorate-General
On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the “European Commission”) that it had received complaints from Infineon and Hynix, which led to a statement of objections from the European Commission alleging that through Rambus' participation in the JEDEC standards setting organization and subsequent conduct, Rambus violated European Union competition law.
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
A jury trial against Micron and Hynix began on June 20, 2011. On November 16, 2011, the jury returned a verdict in favor of Hynix and Micron and against Rambus and judgment was entered by the Court on February 15, 2012. The court issued an order on January 29, 2013, awarding costs to Micron and Hynix of $520 thousand and $350 thousand, respectively. The Company has accrued $0.9 million related to these costs as of March 31, 2013.
Rambus filed a notice of appeal on April 3, 2012 and thereafter filed its opening brief on appeal on September 19, 2012. Defendants filed their responsive briefs on March 8, 2013. Rambus' reply brief is currently scheduled to be filed in May 2013.
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
On September 11, 2008, the same pro se plaintiffs filed a separate lawsuit in Santa Clara County Superior Court against Rambus, certain current and former executives and board members, and PricewaterhouseCoopers LLP. The complaint alleges violations of certain California state securities statutes as well as fraud and negligent misrepresentation based on substantially the same underlying factual allegations contained in the pro se lawsuit filed in federal court. Judgment in favor of Rambus was entered on June 15, 2011. Plaintiffs appealed and the court of appeals issued an order affirming the judgment on December 14, 2012.
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
On July 25, 2012, the ITC issued the notice of its determination to terminate the investigation with a finding of no violation for the following reasons: all of the asserted patent claims are invalid due to anticipation or obviousness, except for certain Dally claims that include multiple-transmitters for which the ITC determined there was no infringement; Rambus did not demonstrate the existence of a domestic industry for both the Barth and Dally patents; the Barth patents are unenforceable under the doctrine of unclean hands; and the Barth patents are exhausted as to one respondent. The ITC's opinion setting forth its determinations issued on July 31, 2012. Rambus filed a notice of appeal on September 21, 2012. Rambus' opening brief is currently scheduled to be filed in May 2013.

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
The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. A reasonably possible loss in excess of amounts accrued is not material to the consolidated financial statements.

15. Related Party Transaction
On March 21, 2013, the Company entered into an agreement with L'Image Home Technologies L.P. (“LHT”) pursuant to which LHT will exclusively distribute, market and sell the Company's LED light bulbs in North America for an initial term of five years, subject to one automatic two-year extension. Christopher Gurreri, who is the president of LHT, is the brother-in-law of the Company's CEO, Dr. Black.  Under the terms of the agreement, the Company will sell the LED light bulbs to LHT and LHT will pay the Company certain administration fees. The Company expects the agreement to provide for payments in excess of $120 thousand per year, but the Company does not yet know the actual amount of such payments given the early stage of the agreement. In accordance with the Company's policies, including its policy regarding related party transactions, which is described in its proxy statement, the Company's entry into the LHT transaction was reviewed and approved in advance by its Audit Committee.  The agreement was negotiated on an arms-length basis and Dr. Black recused himself from the negotiations with respect thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “projecting” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.
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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cooper Lighting, LLC	Cooper Lighting
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
EchoStar Technologies L.L.C.	EchoStar
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Hynix Semiconductor, Inc.	Hynix
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation	LSI
Marvell International Ltd.	Marvell
MediaTek Inc.	MediaTek
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
NVIDIA Corporation	NVIDIA
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

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
We have four business units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting and displays; and (4) Mobile Technologies Division, or MTD, which focuses on the design, development and licensing of multi-media solutions. A centralized research and development and business incubation organization ("CTO") has been formed to consolidate early-stage investments, including MTD and longer-term research activities and worldwide engineering. As of March 31, 2013, only MID and CTO were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining immaterial operating segments were combined and shown under “All Other”. For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
As of March 31, 2013, our semiconductor, lighting, display, security and other technologies are covered by 1,486 U.S. and foreign patents. Additionally, we have 989 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Today, our revenues are primarily derived from patent licenses, through which we provide our customers a license to use a portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Elpida, Freescale, Fujitsu, GE, Intel, LSI, Panasonic, Renesas, Samsung and Toshiba have licensed our patents for use in their own products. We intend to expand our business strategy of monetizing our intellectual property to include the sale of selected intellectual property.

We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Cooper Lighting, EchoStar, Elpida, GE, IBM, Panasonic, Samsung, Sony and Toshiba. Our solutions license offerings include a range of technologies for incorporation into our customers' products and systems. We also offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
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
Executive Summary
During the first quarter of 2013, we signed license agreements with LSI and EchoStar. As a result of the patent license agreement with LSI, we settled all outstanding claims with LSI, including pending disputes related to our patented innovations. The license agreement with EchoStar allows EchoStar to deploy CRI's CryptoFirewall™ security core for use with its set-top box technologies to protect against TV signal theft.
Also during the first quarter of 2013, Marvell selected CRI's CryptoFirewall™ anti-counterfeiting technology for use in its consumable security chip which will provide advanced levels of security, authentication and/or secure usage tracking to verify system integrity.
In addition, during the first quarter of 2013, we sold a portfolio of patent assets covering display technologies to a subsidiary of Acacia Research Corporation. As part of this transaction, we received an initial upfront payment and expect to receive subsequent payments.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses in the aggregate for the three months ended March 31, 2013 decreased $7.5 million as compared to the same period in 2012 primarily due to decreased accrual of the retention bonuses related to past acquisitions of $3.4 million, decreased legal costs related to patent filings and prosecution costs of $0.9 million and a gain related to the sale of certain assets.
Marketing, general and administrative expenses in the aggregate for the three months ended March 31, 2013 decreased $9.7 million as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $2.1 million. Non-litigation related marketing, general and administrative costs decreased in the first quarter of 2013 primarily due to decreased headcount related costs of $1.0 million, decreased funding for our 2013 corporate incentive plan ("CIP") of $1.0 million, decreased accrual of the retention bonuses related to past acquisitions of $1.1 million and decreased sales and marketing costs of $1.6 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 70% and 74% of our revenue for three months ended March 31, 2013 and 2012, respectively. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the three months ended March 31, 2013, revenue from LSI, Renesas and Samsung accounted for 10% or more of our total revenue. For the three months ended March 31, 2012, revenue from NVIDIA, Renesas and Samsung each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
The particular customers which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

The semiconductor industry is intensely competitive and highly cyclical, limiting our visibility with respect to future sales. To the extent that macroeconomic fluctuations negatively affect our principal customers, the demand for our technology may be significantly and adversely impacted, and we may experience substantial period-to-period fluctuations in our operating results. In February 2012, Elpida, one of our top 10 customers by revenue for the past two years, commenced bankruptcy proceedings in Japan as a result of debt loads, competition and declining prices for memory chips. Additionally, our royalty revenue from certain customers in the DRAM market, such as Samsung and Elpida, are variable and are based on our customers' revenue up to two quarters in arrears.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 62% and 74% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers have been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate and as a percentage of revenue decreased for the three months ended March 31, 2013 as compared to the same period in the prior year. In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the three months ended March 31, 2013 as compared to the same period in the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high in the past and difficult to predict, and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future. If we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We may continue to pursue litigation against those companies that have infringed our patented technologies, which in turn may cause us to incur significant litigation expenses until such litigation is resolved. Additionally, in the near term, we expect our non-litigation marketing, general and administrative costs to be lower due to our restructuring plan undertaken during the third quarter of 2012.
Our investment in research and development projects, any continued pursuit of litigation and any lower revenue from our customers in the future will negatively affect our cash from operations.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Royalties	99.0%	98.7%
Contract revenue	1.0%	1.3%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	7.9%	11.4%
Research and development*	49.1%	61.1%
Marketing, general and administrative*	37.5%	55.4%
Restructuring charges	3.3%	—%
Costs of restatement and related legal activities	0.0%	0.0%
Total operating costs and expenses	97.8%	127.9%
Operating income (loss)	2.2%	(27.9)%
Interest income and other income (expense), net	(0.1)%	0.2%
Interest expense	(10.9)%	(10.5)%
Interest and other income (expense), net	(11.0)%	(10.3)%
Loss before income taxes	(8.8)%	(38.2)%
Provision for income taxes	6.7%	6.1%
Net loss	(15.5)%	(44.3)%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	—%	0.0%
Research and development	2.8%	4.3%
Marketing, general and administrative	4.6%	6.4%

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2013	2012	Percentage
Total Revenue
Royalties	$66.3	$62.1	6.7%
Contract revenue	0.6	0.8	(21.5)%
Total revenue	$66.9	$62.9	6.4%

Royalty Revenue
Patent Licenses
Our patent royalties increased approximately $4.2 million to $61.9 million for the three months ended March 31, 2013 from $57.7 million for the same period in 2012. The increase was primarily due to the recognition of a one-time royalty revenue during the first quarter of 2013 from a patent license agreement with LSI to settle all outstanding claims.
We are in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Solutions Licenses
Royalties from solutions licenses for the three months ended March 31, 2013 was $4.4 million which was relatively flat as compared to the revenue recognized during the same period in 2012.
In the future, we expect solutions royalties will vary from period to period based on our customers' shipment volumes, sales prices, and product mix.
Royalty Revenue by Reportable Segments
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, increased approximately $3.2 million to $59.7 million for the three months ended March 31, 2013 from $56.5 million for the same period in 2012. The increase was primarily due to the recognition of one-time royalty revenue during the first quarter of 2013 from a patent license agreement with LSI.
Royalty revenue from the "All Other" reportable segment increased approximately $1.0 million to $6.6 million for the three months ended March 31, 2013 from $5.6 million for the same period in 2012. The increase was primarily due to the increased revenue from CRI.
Contract Revenue
Contract revenue decreased approximately $0.2 million to $0.6 million for the three months ended March 31, 2013 from $0.8 million for the same period in 2012. The decrease was primarily due to the reduction of signed technology development contracts.
We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.

Contract Revenue by Reportable Segments
Contract revenue from the MID reportable segment decreased approximately $0.6 million to $0.1 million for the three months ended March 31, 2013 from $0.7 million for the same period in 2012. The decrease was primarily due to the reduction of signed technology development contracts.
Contract revenue from the All Other reportable segment increased approximately $0.4 million to $0.5 million for the three months ended March 31, 2013 from $0.1 million for the same period in 2012. The increase was primarily due to the increased revenue from CRI.

Engineering costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2013	2012	Percentage
Engineering costs
Cost of revenue	$(1.1)	$0.2	NM*
Amortization of intangible assets	6.4	7.0	(8.0)%
Stock-based compensation	0.0	0.0	—%
Total cost of revenue	5.3	7.2	(26.7)%
Research and development	30.9	35.7	(13.2)%
Stock-based compensation	1.9	2.7	(31.0)%
Total research and development	32.8	38.4	(14.4)%
Total engineering costs	$38.1	$45.6	(16.4)%
______________________________________

*	NM — percentage is not meaningful

Total engineering costs decreased for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to decreased accrual of the retention bonuses related to past acquisitions of $3.4 million, decreased legal costs related to patent filings and prosecution costs of $0.9 million, decreased stock-based compensation costs of $0.8 million and a gain related to the sale of certain assets.
In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2013	2012	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$20.0	$26.7	(25.2)%
Litigation expense	2.0	4.1	(50.2)%
Stock-based compensation	3.1	4.0	(23.1)%
Total marketing, general and administrative costs	$25.1	$34.8	(27.9)%

Total marketing, general and administrative costs decreased for the three months ended March 31, 2013 as compared to the same period in 2012, which included a decrease in litigation expenses related to ongoing major cases of $2.1 million. Non-litigation related marketing, general and administrative costs decreased in the first quarter of 2013 primarily due to decreased headcount related costs of $1.0 million, decreased funding for our 2013 CIP of $1.0 million, decreased accrual of the retention bonuses related to past acquisitions of $1.1 million, decreased acquisition transaction related costs of $0.9 million, decreased consulting costs of $0.8 million, decreased travel costs of $0.8 million, decreased sales and marketing costs of $1.6 million and decreased stock-based compensation expense of $0.9 million, offset by increased severance costs of $0.8 million.
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
Restructuring charges:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2013	2012	Percentage
Restructuring charges	$2.2	$—	NM*
______________________________________

*	NM — percentage is not meaningful
During the third quarter of 2012, we initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of our research and development efforts. As a result of the restructuring program, we recorded a pre-tax charge of $2.2 million during the first quarter of 2013 related primarily to the consolidation of certain facilities and the reduction in workforce. We expect to substantially complete our restructuring activities by the second quarter of 2013. Refer to Note 12, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Interest and other income (expense), net:

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2013	2012	Percentage
Interest income and other income (expense), net	$0.0	$0.1	NM*
Interest expense	(7.3)	(6.6)	11.1%
Interest and other income (expense), net	$(7.3)	$(6.5)	13.1%
______________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) as well as the coupon interest related to the 2014 Notes. We expect our non-cash interest expense to increase steadily as the 2014 Notes reach maturity in June 2014.
Provision for income taxes:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2013	2012	Percentage
Provision for income taxes	$4.5	$3.9	17.2%
Effective tax rate	(76.6)%	(16.0)%

Our effective tax rate for the three months ended March 31, 2013 was different from the U.S. statutory tax rate applied to our pretax loss due to a full valuation allowance on our U.S. net deferred tax assets, losses in jurisdictions where no tax benefits are recognized, and foreign withholding and income taxes. During the quarter ended March 31, 2013, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we are projecting losses in which a tax benefit cannot be recognized.
During the three months ended March 31, 2013, we paid withholding taxes of $3.8 million. We recorded a provision for income taxes of $4.5 million for the three months ended March 31, 2013, which is primarily comprised of withholding taxes, other foreign taxes and current state taxes.
Our effective tax rate for the three months ended March 31, 2012 was different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded, partially offset by foreign tax credits. During the quarter ended March 31, 2012, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we had projected losses in which a tax benefit could not be recognized.

Liquidity and Capital Resources

	As of
	March 31, 2013	December 31, 2012
	(In millions)
Cash and cash equivalents	$157.2	$149.0
Marketable securities	57.6	54.3
Total cash, cash equivalents, and marketable securities	$214.8	$203.3

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$15.3	$(11.0)
Net cash provided by (used in) investing activities	$(7.0)	$37.2
Net cash provided by (used in) financing activities	$(0.1)	$0.1

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the three months ended March 31, 2013 were funded primarily from cash from operations.
We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations or the repayment of the 2014 Notes in June 2014. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property and our past stock option investigation. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
Operating Activities
Cash provided by operating activities of $15.3 million for the three months ended March 31, 2013 was primarily attributable to the cash generated from customer licensing and changes in operating assets and liabilities. Changes in operating assets and liabilities for the three months ended March 31, 2013 primarily included a decrease in prepaid expenses and other assets and an increase in accrued salaries and benefits and other accrued liabilities, offset by a decrease in accounts payable.
Cash used in operating activities of $11.0 million for the three months ended March 31, 2012 was primarily attributable to the insufficient cash generated from customer licensing and changes in operating assets and liabilities. Changes in operating assets and liabilities primarily included a decrease in accounts payable due to the timing of vendor payments offset by a decrease in prepaid expenses and other assets.
Investing Activities
Cash used in investing activities of $7.0 million for the three months ended March 31, 2013 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $36.7 million, offset by proceeds from the maturities of available-for-sale marketable securities of $33.3 million. In addition, we paid $3.7 million to acquire property, plant and equipment.
Cash provided by investing activities of $37.2 million for the three months ended March 31, 2012 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $82.9 million, offset by cash paid for the acquisition of businesses of $42.4 million, net of cash acquired. In addition, we paid $3.0 million to acquire property, plant and equipment.
Financing Activities
Cash used in financing activities was $0.1 million for the three months ended March 31, 2013 primarily due to payments under installment payment arrangements for fixed assets and principal payments against the lease financing obligation.
Cash provided by financing activities was $0.1 million for the three months ended March 31, 2012 primarily due to proceeds of $0.1 million from issuance of common stock under equity incentive plans.

Contractual Obligations
As of March 31, 2013, our material contractual obligations are (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$44,553	$4,683	$5,873	$6,011	$6,156	$6,302	$15,528
Leases and other contractual obligations	8,006	1,902	1,906	1,791	1,049	1,018	340
Software licenses (3)	400	320	80	—	—	—	—
Acquisition retention bonuses (4)	36,509	16,873	18,151	1,485	—	—	—
Convertible notes	172,500	—	172,500	—	—	—	—
Interest payments related to convertible notes	12,937	8,625	4,312	—	—	—	—
Total	$274,905	$32,403	$202,822	$9,287	$7,205	$7,320	$15,868
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.8 million including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable as of March 31, 2013. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)
We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2013 which are also presented on our Condensed Consolidated Balance Sheet under current and other long-term liabilities.

(4)
In connection with our recent acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $33.3 million of CRI retention bonuses payable on June 3, 2013 and 2014 can be paid in cash or stock at our election.

Share Repurchase Program
During the three months ended March 31, 2013, we did not repurchase any shares of our Common Stock. As of March 31, 2013, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of March 31, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, expense accrual, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) litigation, (3) goodwill and intangible assets, (4) income taxes, (5) stock-based compensation, (6) marketable securities and (7) convertible notes. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2013, we had an investment portfolio of fixed income marketable securities of $198.4 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2013, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$139,768	$139,768	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,614	58,638	—	(24)	0.15%
Total cash equivalents and marketable securities	198,382	198,406	—	(24)
Cash	16,446	16,446	—	—
Total cash, cash equivalents and marketable securities	$214,828	$214,852	$—	$(24)

	As of December 31, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of March 31, 2013:

(in thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$175,519	$193,071	$157,967

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and Italy and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2013, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We continue to have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 70% and 74% of our revenues for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, revenues from LSI, Renesas and Samsung each accounted for 10% or more of our revenue. For the three months ended March 31, 2012, revenues from NVIDIA, Renesas and Samsung each accounted for 10% or more of our revenue. As a result of our settlement with Samsung in January 2010, Samsung accounted for a significant portion of our ongoing licensing revenue since 2010 as reflected above. We expect to continue to experience significant revenue concentration for the foreseeable future as a result of the addition of new contracts, expiration of existing contracts, renewal of existing contracts, and industry consolidation.

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

We continue to be in negotiations with customers and prospective customers to enter into license agreements. We expect royalties will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. A number of our material license agreements are scheduled to expire in 2015. If we are unsuccessful in renewing any of these license agreements on favorable terms or at all, our results of operations may decline significantly.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers' products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.
Furthermore, a portion of our revenue comes from development and support services provided to our customers. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract accounting. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may be recognized over the period in which services are performed on a percentage-of-completion basis. There can be no assurance that the product development schedule for these projects will not be changed or delayed.
All of these factors make it difficult to predict future revenue and may result in our missing previously announced earnings guidance or analysts' estimates which would likely cause our stock price to decline.
We have in the past and may in the future make acquisitions or enter into mergers, strategic transactions, sales of assets or other arrangements that may not produce expected operating and financial results.
From time to time, we engage in acquisitions, strategic transactions and strategic investments. We have completed a number of acquisitions from 2009 to 2012, including the acquisition of CRI in 2011, our largest transaction to date. Many of our acquisitions or strategic investments entail a high degree of risk, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate the financial returns we expect, and we may be subject to liabilities that are not covered by indemnification protection we may obtain or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. In addition, we may record impairment charges related to our acquisitions or strategic investments. Any losses or impairment charges that we incur related to acquisitions, strategic investments or sales of assets will have a negative impact on our financial results, and we may continue to incur new or additional losses related to acquisitions or strategic investments that we have not fully impaired or exited.
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
For the three months ended March 31, 2013 and 2012, revenue received from our international customers constituted approximately 62% and 74%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We currently have international design operations in India and Italy and business development operations in Japan, Korea and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

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

•	foreign government laws and regulations and changes in these laws and regulations;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	hiring, maintaining and managing a workforce remotely and under various legal systems;

•	natural disasters, acts of war, terrorism, widespread illness or security breaches;

•	social, political and economic instability;

•	geo-political issues, including changes in diplomatic and trade relationships; and

•	cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.

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

Our operations and performance depend significantly on worldwide economic conditions. The U.S. and world economies have experienced a prolonged period of weak economic conditions and the threats of further regional or worldwide downturn are evident today. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our customers in the foreseeable future. If our customers experience reduced demand for their products as a result of economic conditions or otherwise, this could result in reduced royalty revenue and our business and results of operations could be harmed.

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
Regulatory initiatives throughout the world can also create new and unforeseen regulatory obligations on us and the technology we develop. The impact of these potential obligations vary based on the jurisdiction, but any such changes could impact whether we enter, maintain or expand our presence in a particular market or with particular potential customers.
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
We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business; there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations as well as other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.
We do not have extensive experience in manufacturing and marketing products, and as a result, will rely on sales and distribution channels for our products, such as the light bulb.  If we are unable to secure sales and distribution channels or do not manage them successfully, our operating results could be adversely affected.
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
We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. In addition, we did not prevail at jury trial in our antitrust suit against certain memory manufacturers in November 2011, which caused the market price of our stock to drop significantly, and we face appeals and further proceedings related to such actions. See Note 14, “Litigation and Asserted Claims,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Our research and development programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our programs. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our technology infringes upon the intellectual property rights of third parties. As we develop additional products and technology, we may face claims of infringement of various patents and other intellectual property rights by third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology, and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new products.
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

RAMBUS INC.

Date: April 26, 2013	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated February 23, 2012.

10.1	Separation Agreement by and between the Company and Harold Hughes, dated March 8, 2013.

10.2	Separation Agreement by and between the Company and Thomas R. Lavelle, dated February 1, 2013.

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