Form 10-Q
period 2013-06-30
RAMBUS INC
filed 2013-07-29
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 112,460,439 as of June 30, 2013.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our or our licensees’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in renewing license agreements;

•	Technology product development;

•	Outcome and effect of current and potential future intellectual property litigation and other significant litigation;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Write-down of assets;

•	Pricing policies of our licensees;

•	Changes in our strategy and business model;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our Common Stock;

•	Internal control environment;

•	Corporate governance;

•	The level and terms of our outstanding debt;

•	Resolution of the governmental agency matters involving us;

•	Litigation expenses;

•	Protection of intellectual property;

•	Terms of our licenses and amounts owed under license agreements;

•	Refinancing debt;

•	Indemnification and technical support obligations;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders; and

•	Likelihood of paying dividends or repurchasing securities.
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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$155,276	$148,984
Marketable securities	50,364	54,346
Accounts receivable	1,003	529
Prepaids and other current assets	8,694	10,529
Deferred taxes	788	788
Total current assets	216,125	215,176
Intangible assets, net	139,395	153,173
Goodwill	124,969	124,969
Property, plant and equipment, net	75,831	86,905
Deferred taxes, long-term	4,806	4,458
Other assets	1,718	3,131
Total assets	$562,844	$587,812
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,300	$7,918
Accrued salaries and benefits	29,582	23,992
Accrued litigation expenses	1,673	9,822
Convertible notes, short-term	155,473	—
Other accrued liabilities	5,957	12,402
Total current liabilities	197,985	54,134
Convertible notes, long-term	—	147,556
Long-term imputed financing obligation	39,724	45,919
Long-term income taxes payable	6,483	6,533
Other long-term liabilities	4,117	12,076
Total liabilities	248,309	266,218
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 112,460,439 shares at June 30, 2013 and 111,525,021 shares at December 31, 2012	112	112
Additional paid-in capital	1,086,944	1,075,761
Accumulated deficit	(772,225)	(753,979)
Accumulated other comprehensive loss	(296)	(300)
Total stockholders’ equity	314,535	321,594
Total liabilities and stockholders’ equity	$562,844	$587,812
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenue:
Royalties	$57,009	$55,723	$123,231	$117,766
Contract revenue	910	492	1,554	1,312
Total revenue	57,919	56,215	124,785	119,078
Operating costs and expenses:
Cost of revenue*	7,365	7,340	13,899	14,503
Research and development*	30,777	38,347	63,625	76,741
Marketing, general and administrative*	14,134	32,194	39,239	67,028
Gain from sale of intellectual property	(103)	—	(1,388)	—
Costs of restatement and related legal activities	2	83	19	113
Restructuring charges	—	—	2,206	—
Total operating costs and expenses	52,175	77,964	117,600	158,385
Operating income (loss)	5,744	(21,749)	7,185	(39,307)
Interest income and other income (expense), net	(1,419)	89	(1,439)	187
Interest expense	(7,426)	(6,719)	(14,738)	(13,299)
Interest and other income (expense), net	(8,845)	(6,630)	(16,177)	(13,112)
Loss before income taxes	(3,101)	(28,379)	(8,992)	(52,419)
Provision for income taxes	4,743	3,837	9,254	7,687
Net loss	$(7,844)	$(32,216)	$(18,246)	$(60,106)
Net loss per share:
Basic	$(0.07)	$(0.29)	$(0.16)	$(0.54)
Diluted	$(0.07)	$(0.29)	$(0.16)	$(0.54)
Weighted average shares used in per share calculation:
Basic	112,183	110,553	111,892	110,456
Diluted	112,183	110,553	111,892	110,456
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$5	$5	$5	$15
Research and development	$1,660	$2,631	$3,536	$5,351
Marketing, general and administrative	$1,909	$3,579	$4,981	$7,575
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Net loss	$(7,844)	$(32,216)	$(18,246)	$(60,106)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	18	(22)	4	72
Total comprehensive loss	$(7,826)	$(32,238)	$(18,242)	$(60,034)
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,246)	$(60,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	8,522	12,941
Depreciation	7,671	6,368
Amortization of intangible assets	14,037	15,559
Non-cash interest expense and amortization of convertible debt issuance costs	8,234	7,067
Impairment of investment in non-marketable equity security	1,400	—
Deferred tax benefit	875	—
Non-cash restructuring	653	—
Gain from sale of intellectual property	(1,388)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(474)	913
Prepaid expenses and other assets	3,163	5,108
Accounts payable	(865)	(8,490)
Accrued salaries and benefits and other accrued liabilities	(10,816)	(8,666)
Accrued litigation expenses	(8,149)	(641)
Income taxes payable	544	(689)
Net cash provided by (used in) operating activities	5,161	(30,636)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,309)	(8,348)
Acquisition of intangible assets	(2,500)	(1,625)
Purchases of marketable securities	(60,496)	(49,642)
Maturities of marketable securities	64,250	125,836
Proceeds from sale of intellectual property	2,250	—
Acquisition of businesses, net of cash acquired	—	(46,278)
Net cash provided by (used in) investing activities	(1,805)	19,943
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	3,054	1,170
Principal payments against lease financing obligation	(62)	(16)
Payments under installment payment arrangement	(56)	(121)
Net cash provided by financing activities	2,936	1,033
Net increase (decrease) in cash and cash equivalents	6,292	(9,660)
Cash and cash equivalents at beginning of period	148,984	162,244
Cash and cash equivalents at end of period	$155,276	$152,584

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$112	$3,762
Non-cash obligation for property, plant and equipment	$—	$2,008
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
The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interfaces Division ("MID"), which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc. ("CRI"), which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies ("LDT"), which focuses on the design, development and licensing of technologies for lighting and displays; and (4) CTO, which is a centralized engineering, research and development and business incubation organization that consolidates early-stage investments, longer-term research activities and worldwide engineering, including Mobile Technologies Division ("MTD").
For the three and six months ended June 30, 2013 and 2012, only MID and CTO were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were combined and shown under “All Other”.

2. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard.
In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for the Company's interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows as the amounts reclassified out of accumulated other comprehensive loss is not significant.

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
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted net loss per share:	(In thousands, except per share amounts)
Numerator:
Net Loss	$(7,844)	$(32,216)	$(18,246)	$(60,106)
Denominator:
Weighted-average shares outstanding	112,183	110,553	111,892	110,456
Basic and diluted net loss per share	$(0.07)	$(0.29)	$(0.16)	$(0.54)
For the three months ended June 30, 2013 and 2012, options to purchase approximately 10.9 million and 12.5 million shares, respectively, and for the six months ended June 30, 2013 and 2012, options to purchase approximately 11.2 million and 11.9 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended June 30, 2013 and 2012, an additional 4.0 million and 6.3 million potentially dilutive shares, respectively, and for the six months ended June 30, 2013 and 2012, an additional 4.1 million and 6.5 million potentially dilutive shares, respectively, have been excluded from the weighted average dilutive shares because there were net losses for the periods.

4. Intangible Asset and Goodwill
Goodwill
The following table presents goodwill balances and adjustments to those balances for each of the reportable segments for the six months ended June 30, 2013:

Reportable Segment:	December 31, 2012	Additions to Goodwill	Impairment Charge of Goodwill	June 30, 2013
	(In thousands)
MID	$19,905	$—	$—	$19,905
CTO	8,070	—	—	8,070
All Other	96,994	—	—	96,994
Total	$124,969	$—	$—	$124,969

	As of
	June 30, 2013
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CTO	8,070	—	8,070
All Other	110,694	(13,700)	96,994
Total	$138,669	$(13,700)	$124,969

Intangible Assets
The components of the Company’s intangible assets as of June 30, 2013 and December 31, 2012 were as follows:

		As of June 30, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$193,345	$(69,728)	$123,617
Customer contracts and contractual relationships	1 to 10 years	32,650	(16,964)	15,686
Non-compete agreements	3 years	300	(208)	92
Total intangible assets		$226,295	$(86,900)	$139,395

		As of December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$191,815	$(57,240)	$134,575
Customer contracts and contractual relationships	1 to 10 years	32,650	(14,194)	18,456
Non-compete agreements	3 years	300	(158)	142
Total intangible assets		$224,765	$(71,592)	$153,173

During the three and six months ended June 30, 2013, the Company purchased intellectual property of $0.6 million and $2.5 million, respectively, which were recorded as intangible assets on the condensed consolidated balance sheets. During the three and six months ended June 30, 2013, the Company sold portfolios of its intellectual property covering lighting technologies for $0.3 million and $2.3 million, respectively, and the related gain was recorded as gain from sale of intellectual property in the condensed consolidated statements of operations.
During the six months ended June 30, 2012, the Company entered into various business combinations and technology asset acquisitions. These transactions had a total purchase price of $48.2 million. These transactions were completed to acquire patents and technology to expand the Company's existing technology for its MID and MTD groups.

The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduce the favorable contract intangible asset. For the three months ended June 30, 2013 and 2012, the Company received an immaterial amount and $1.2 million related to the favorable contracts, respectively. For the six months ended June 30, 2013 and 2012, the Company received $1.4 million and $3.6 million related to the favorable contracts, respectively. As of June 30, 2013 and December 31, 2012, the net balance of the favorable contract intangible assets was $3.4 million and $4.8 million, respectively.
Amortization expense for intangible assets for the three and six months ended June 30, 2013 was $7.0 million and $14.0 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2012 was $7.9 million and $15.6 million, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2013 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2013 (remaining 6 months)	$17,132
2014	27,599
2015	26,949
2016	26,081
2017	24,625
Thereafter	17,009
$139,395

It is reasonably possible that the businesses could perform significantly below the Company's expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause the goodwill in any of its reporting units or long-lived assets in any of its asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect the Company's future financial results. If the MTD and LDT reporting units are not successful in commercializing new business arrangements, or if the Company is unsuccessful in signing new license agreements or renewing its existing license agreements for the MID and CRI reporting units, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or long-lived assets to become impaired. If the Company determines that its goodwill or long-lived assets are impaired, the Company would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.

5.  Segments and Major Customers
For the three and six months ended June 30, 2013 and 2012, only MID and CTO were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were combined and shown under “All Other”.
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as customer licensing income ("CLI") minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses and the allocation of certain engineering expenses.
CLI is defined as total cash royalties received from its customers under its licensing agreements with them. In addition, customer licensing income includes other patent royalties received but not recognizable as revenue and proceeds from sale of intellectual property. Since the third quarter of 2011, the Company has received patent royalty payments from certain patent license agreements assumed in the acquisition of CRI which were treated as favorable contracts. Cash received from these acquired favorable contracts reduced the favorable contract intangible asset on the Company's balance sheet. The Company has combined these cash royalty payments as CLI to reflect the total amounts received from its customers.
Segment operating expenses do not include marketing, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated marketing, general and administrative expenses as well as corporate level expenses. The presentation of the three and six months ended June 30, 2012 segment data has been updated to conform with the 2013 segment operating income (loss) definition applied starting in the fourth quarter of 2012.
The tables below present reported segment operating income (loss) for the three and six months ended June 30, 2013 and 2012, respectively.

	For the Three Months Ended June 30, 2013				For the Six Months Ended June 30, 2013
	MID	CTO	All Other	Total	MID	CTO	All Other	Total
	(In thousands)				(In thousands)
Revenues	$49,456	$—	$8,463	$57,919	$109,131	$—	$15,654	$124,785
Other patent royalties received	3,125	—	267	3,392	5,000	—	3,629	8,629
Customer licensing income	$52,581	$—	$8,730	$61,311	$114,131	$—	$19,283	$133,414
Segment operating expenses	9,347	7,074	12,215	28,636	18,272	14,932	22,289	55,493
Segment operating income (loss)	$43,234	$(7,074)	$(3,485)	$32,675	$95,859	$(14,932)	$(3,006)	$77,921
Reconciling items				(26,931)				(70,736)
Operating income				$5,744				$7,185
Interest and other income (expense), net				(8,845)				(16,177)
Loss before income taxes				$(3,101)				$(8,992)

	For the Three Months Ended June 30, 2012				For the Six Months Ended June 30, 2012
	MID	CTO	All Other	Total	MID	CTO	All Other	Total
	(In thousands)				(In thousands)
Revenues	$52,137	$—	$4,078	$56,215	$109,225	$—	$9,853	$119,078
Other patent royalties received	—	—	1,201	1,201	—	—	3,615	3,615
Customer licensing income	$52,137	$—	$5,279	$57,416	$109,225	$—	$13,468	$122,693
Segment operating expenses	10,045	7,864	8,117	26,026	21,594	14,368	16,188	52,150
Segment operating income (loss)	$42,092	$(7,864)	$(2,838)	$31,390	$87,631	$(14,368)	$(2,720)	$70,543
Reconciling items				(53,139)				(109,850)
Operating loss				$(21,749)				$(39,307)
Interest and other income (expense), net				(6,630)				(13,112)
Loss before income taxes				$(28,379)				$(52,419)
The CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2013 and 2012, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2013	2012	2013	2012
Customer A	39%	38%	36%	38%
Customer B	*	*	*	10%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of customers' headquarters is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
South Korea	$22,502	$21,468	$44,527	$44,715
USA	15,106	15,280	40,675	31,469
Japan	12,261	15,902	26,869	33,471
Europe	5,432	943	7,560	2,072
Canada	1,862	1,872	3,648	3,851
Asia-Other	756	750	1,506	3,500
Total	$57,919	$56,215	$124,785	$119,078

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of June 30, 2013 and December 31, 2012, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2013
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$134,860	$134,860	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,864	58,870	—	(6)	0.11%
Total cash equivalents and marketable securities	193,724	193,730	—	(6)
Cash	11,916	11,916	—	—
Total cash, cash equivalents and marketable securities	$205,640	$205,646	$—	$(6)

	As of December 31, 2012
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Cash equivalents	$143,360	$129,569
Short term marketable securities	50,364	54,346
Total cash equivalents and marketable securities	193,724	183,915
Cash	11,916	19,415
Total cash, cash equivalents and marketable securities	$205,640	$203,330

The Company continues to invest in highly rated quality, highly liquid debt securities. As of June 30, 2013, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 are as follows:

	Fair Value		Gross Unrealized Loss
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$43,040	$51,819	$(6)	$(15)

The gross unrealized loss at June 30, 2013 and December 31, 2012 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The Company tests the pricing inputs by obtaining prices from two different sources for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$134,860	$134,860	$—	$—
Corporate notes, bonds and commercial paper	58,864	—	58,864	—
Total available-for-sale securities	$193,724	$134,860	$58,864	$—

	As of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$126,570	$126,570	$—	$—
Corporate notes, bonds and commercial paper	57,345	—	57,345	—
Total available-for-sale securities	$183,915	$126,570	$57,345	$—

The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company made an investment of $2.0 million in a non-marketable equity security of a private company during 2009. Prior to the second quarter of 2013, the Company had not recorded any impairment charges related to this investment as there had been no events that caused a decrease in its fair value below the carrying cost. The Company evaluated the fair value of the investment in the non-marketable equity security as of June 30, 2013, and based on the information provided by the private company, determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, the Company recorded an impairment charge of $1.4 million within interest income and other income (expense), net, in the condensed consolidated statements of operations for the three and six months ended June 30, 2013. Additionally, the Company cannot provide any assurance that its non-marketable equity security will not be further impacted by adverse changes in the general market conditions or deterioration in business prospects of the investee, which may require the Company in the future to record additional impairment charges which could adversely impact its financial results.
For the three and six months ended June 30, 2013 and 2012, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013			As of December 31, 2012
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$155,473	$177,784	$172,500	$147,556	$172,716

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As discussed in Note 8, "Convertible Notes," as of June 30, 2013, the convertible notes are carried at face value of $172.5 million less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
The Company monitors its investments for other than temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other than temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the three and six months ended June 30, 2013 and 2012, the Company has not incurred impairment loss on its investments.

8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of June 30, 2013	As of December 31, 2012
5% Convertible Senior Notes due 2014 (the “2014 Notes”)	$172,500	$172,500
Unamortized discount	(17,027)	(24,944)
Total convertible notes	$155,473	$147,556
Less current portion	155,473	—
Total long-term convertible notes	$—	$147,556
As of June 30, 2013, the 2014 Notes were reclassed from a long-term liability to a short-term liability as they will be due on June 15, 2014.

Interest expense related to the notes for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,156	$4,313	$4,313
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	4,145	3,557	8,234	7,067
Total interest expense on convertible notes	$6,301	$5,713	$12,547	$11,380

9. Commitments and Contingencies
As of June 30, 2013, the Company’s material contractual obligations are as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$43,253	$2,993	$5,874	$6,010	$6,156	$6,302	$15,918
Leases and other contractual obligations	7,309	1,288	1,874	1,740	1,049	1,018	340
Software licenses (3)	160	80	80	—	—	—	—
Acquisition retention bonuses (4)	19,506	—	18,203	1,303	—	—	—
Convertible notes	172,500	—	172,500	—	—	—	—
Interest payments related to convertible notes	8,625	4,313	4,312	—	—	—	—
Total	$251,353	$8,674	$202,843	$9,053	$7,205	$7,320	$16,258
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.7 million including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.1 million in long-term income taxes payable as of June 30, 2013. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)
The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2013 which are also presented on the Company’s condensed consolidated balance sheet under current and other long-term liabilities.

(4)
In connection with its recent acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $16.9 million of CRI retention bonuses payable on June 3, 2014 can be paid in cash or stock at the Company’s election.

Building lease expense was approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2013, respectively. Building lease expense was approximately $1.2 million and $1.9 million for the three and six months ended June 30, 2012, respectively. Deferred rent of $1.5 million and $0.8 million as of June 30, 2013 and December 31, 2012, respectively, were included primarily in other long-term liabilities.
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
Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of primarily former officers and some current officers. As of June 30, 2013, the Company had made cumulative payments of approximately $32.2 million on their behalf, including an immaterial amount made in the quarter ended June 30, 2013. As of June 30, 2012, the Company had made cumulative payments of approximately $32.0 million on their behalf, including $0.1 million in the quarter ended June 30, 2012. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

10. Equity Incentive Plans and Stock-Based Compensation
As of June 30, 2013, 1,858,262 shares of the 21,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant which included an increase of 6,500,000 shares approved by stockholders on April 26, 2012. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) and the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) will continue to govern awards previously granted under those plans.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2012	2,729,159
Stock options granted	(1,756,312)
Stock options forfeited	1,637,125
Stock options expired under former plans	(475,419)
Nonvested equity stock and stock units granted (1)	(457,428)
Nonvested equity stock and stock units forfeited (1)	181,137
Total available for grant as of June 30, 2013	1,858,262
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 1999 Plan and 2006 Plan for the six months ended June 30, 2013 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2013.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2012	13,094,815	$12.79
Options granted	1,756,312	5.51
Options exercised	(44,850)	6.23
Options forfeited	(1,637,125)	11.17
Outstanding as of June 30, 2013	13,169,152	12.04	5.93	$21,033
Vested or expected to vest at June 30, 2013	12,273,266	12.47	5.68	18,444
Options exercisable at June 30, 2013	6,615,397	17.59	3.45	3,088

No stock options that contain a market condition were granted during the three and six months ended June 30, 2013. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. As of June 30, 2013 and December 31, 2012 , there were 1,535,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2013, based on the $8.59 closing stock price of Rambus’ Common Stock on June 28, 2013 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2013 was 8,126,102 and 1,991,014, respectively.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 652,272 shares at a price of $4.28 per share during the six months ended June 30, 2013. The Company issued 163,398 shares at a price of $4.21 per share during the six months ended June 30, 2012. As of June 30, 2013, 430,243 shares under the ESPP remain available for issuance.
Stock-Based Compensation
For the six months ended June 30, 2013 and 2012, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
Stock Options
During the three and six months ended June 30, 2013, the Company granted 136,875 and 1,756,312 stock options, respectively, with an estimated total grant-date fair value of $0.3 million and $4.1 million, respectively. During the three and six months ended June 30, 2013, the Company recorded stock-based compensation expense related to stock options of $2.5 million and $5.6 million, respectively.
During the three and six months ended June 30, 2012, the Company granted 3,065,198 and 5,002,200 stock options (including options granted in the stock option exchange program), respectively, with an estimated total grant-date fair value of $21.6 million and $29.1 million, respectively. During the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense related to stock options of $4.0 million and $8.3 million, respectively.
As of June 30, 2013, there was $23.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested as of June 30, 2013 was $75.9 million.
The total intrinsic value of options exercised was $0.1 million and $0.1 million for the three and six months ended June 30, 2013, respectively. The total intrinsic value of options exercised was $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.

Employee Stock Purchase Plan
For the three and six months ended June 30, 2013, the Company recorded compensation expense related to the ESPP of $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2012, the Company recorded compensation expense related to the ESPP of $0.6 million and $1.3 million, respectively. As of June 30, 2013, there was $0.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2013 and 2012 calculated in accordance with accounting for share-based payments.
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

	Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock Option Plans
Expected stock price volatility	47%	68%	47%	60-68%
Risk free interest rate	0.8%	0.9%	0.8-0.9%	0.7-0.9%
Expected term (in years)	5.4	5.7	5.4	5.6 –5.7
Weighted-average fair value of stock options granted to employees	$2.61	$3.41	$2.35	$3.83

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan
Expected stock price volatility	48%	63%	48%	63%
Risk free interest rate	0.1%	0.2%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$1.94	$1.61	$1.94	$1.61

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2013, the Company granted nonvested equity stock units totaling 28,456 and 304,952 shares under the 2006 Plan, respectively. During the three and six months ended June 30, 2012, the Company granted nonvested equity stock units totaling 36,526 and 459,897 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2013, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.2 million and $1.7 million, respectively. For the three and six months ended June 30, 2012, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.2 million and $3.3 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and six months ended June 30, 2013 and 2012, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized immaterial amounts of stock-based compensation expense related to these performance stock units for all periods.

For the three and six months ended June 30, 2013, the Company recorded stock-based compensation expense of approximately $0.6 million and $1.9 million, respectively, related to all outstanding unvested equity stock grants. For the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense of approximately $1.5 million and $3.3 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $4.3 million at June 30, 2013. This is expected to be recognized over a weighted average period of 2.2 years.
The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2013:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2012	922,491	$10.24
Granted	304,952	5.51
Vested	(312,070)	11.25
Forfeited	(120,753)	11.80
Nonvested at June 30, 2013	794,620	7.79

11.  Stockholders’ Equity
Share Repurchase Program
During the six months ended June 30, 2013, the Company did not repurchase any shares of its Common Stock under its share repurchase program. As of June 30, 2013, the Company had repurchased a cumulative total of approximately 26.3 million shares of its Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of June 30, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding Common Stock.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of Common Stock.

12. Restructuring Charges
During the third quarter of 2012, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of the Company's research and development efforts. In connection with this restructuring program, the Company estimates that it will incur aggregate costs of approximately $6.0 million to $10.0 million. During the three months ended June 30, 2013, there were no restructuring charges. During the six months ended June 30, 2013, the Company incurred restructuring charges of $2.2 million related primarily to the consolidation of certain facilities and the reduction in workforce, of which a majority was related to corporate support functions. Since the inception of the program, the Company has incurred $9.5 million in restructuring related charges. The Company expects to substantially complete its restructuring activities by the end of 2013. There were no restructuring charges during the three and six months ended June 30, 2012.

The following table summarizes the restructuring activities during the six months ended June 30, 2013:

	Employee Severance and Related Benefits	Facilities		Total
	(In thousands)
Balance at December 31, 2012	$906	$—		$906
Charges	246	1,960		2,206
Payments	(843)	(1,216)		(2,059)
Non-cash charge	—	(653)	*	(653)
Balance at June 30, 2013	$309	91		$400

*The non-cash charge of $653 thousand is related to the termination of the Company's financing obligation associated with abandoning a construction asset at one of its facilities.

13. Income Taxes
During the three and six months ended June 30, 2013 and 2012, the Company calculated its interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because the Company was projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company recorded a provision for income taxes of $4.7 million and $3.8 million for the three months ended June 30, 2013 and 2012, respectively, and $9.3 million and $7.7 million for the six months ended June 30, 2013 and 2012, respectively. The provision for income taxes for the three and six months ended June 30, 2013 and 2012, is primarily comprised of withholding taxes and other foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.
During the three and six months ended June 30, 2013, the Company paid withholding taxes of $3.8 million and $7.6 million, respectively. During the three and six months ended June 30, 2012, the Company paid withholding taxes of $3.7 million and $8.1 million, respectively.
As of June 30, 2013, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $211.0 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of June 30, 2013, a full valuation allowance has been recorded against the U.S. deferred tax assets.
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
As of June 30, 2013, the Company had approximately $16.7 million of unrecognized tax benefits, including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.1 million in long-term income taxes payable. If recognized, approximately $2.0 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2012, the Company had $16.8 million of unrecognized tax benefits, including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2013 and December 31, 2012, an immaterial amount of interest and penalties are included in long-term income taxes payable.
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

14. Litigation and Asserted Claims
SK Hynix Litigation
U.S District Court of the Northern District of California
On August 29, 2000, SK Hynix (formerly Hyundai and Hynix) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. The complaint asserts claims for fraud, violations of federal antitrust laws and deceptive practices in connection with Rambus' participation in a standards setting organization called JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by SK Hynix, compensatory and punitive damages, and attorneys' fees. Rambus denied SK Hynix's claims and filed counterclaims for patent infringement against SK Hynix. The case was divided into three phases: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. Rambus prevailed in all three phases and judgment was entered against SK Hynix. On appeal, the Federal Circuit vacated the judgment and remanded the case back to the district court for further proceedings consistent with its unclean hands and spoliation opinions in the SK Hynix and Micron cases. SK Hynix was also awarded costs of appeal; The Company had previously accrued approximately $8.1 million related to those costs.
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
On June 11, 2013, Rambus and SK Hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 15 "Agreement with SK Hynix". As a result of the settlement, the Company has reversed the cost accrual of $8.1 million referenced above, which was included in marketing, general and administrative expenses in the condensed consolidated statements of operations.
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
On January 2, 2013, the court issued its decision finding that Rambus had spoliated documents in bad faith, that Micron's inequitable conduct defense and JEDEC-based claims and defenses related to patent misuse, antitrust, and unfair competition were prejudiced, and that the patents-in-suit are thus unenforceable against Micron. The court issued an order on January 24,

2013, directing judgment be entered against Rambus on the patent infringement claims in 30 days, and staying the remainder of the case pending appeal. Rambus filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on March 27, 2013. Rambus' opening appellate brief is currently due to be filed in July 2013.
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
DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation (“DDR2”)
U.S District Court in the Northern District of California
On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court for the Northern District of California court against SK Hynix, Infineon, Nanya, and Inotera. Infineon and Inotera were subsequently dismissed from this litigation as was Samsung, which previously had been added as a defendant. Rambus alleges that certain of its patents are infringed by certain of the defendants' SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 and other advanced memory products. This case has been stayed since February 3, 2009. On June 11, 2013, Rambus and SK Hynix announced that they had entered into a settlement of all outstanding disputes between the parties.
European Commission Competition Directorate-General
On or about April 22, 2003, Rambus was notified by the European Commission Competition Directorate-General (Directorate) (the “European Commission”) that it had received complaints from Infineon and SK Hynix, which led to a statement of objections from the European Commission alleging that through Rambus' participation in the JEDEC standards setting organization and subsequent conduct, Rambus violated European Union competition law.
On December 9, 2009, the European Commission announced that it had reached a final settlement with Rambus to resolve the pending case. On March 25, 2010, SK Hynix filed appeals with the General Court of the European Union purporting to challenge the settlement and the European Commission's rejection of SK Hynix's complaint.
On June 11, 2013, Rambus and SK Hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 15 "Agreement with SK Hynix".
Superior Court of California for the County of San Francisco
On May 5, 2004, Rambus filed a lawsuit against Micron, SK Hynix, Infineon and Siemens in San Francisco Superior Court (the “San Francisco court”) seeking damages for conspiring to fix prices, conspiring to monopolize under the Cartwright Act, intentional interference with prospective economic advantage, and unfair competition. This lawsuit alleges that there were concerted efforts beginning in the 1990s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus' RDRAM product. Subsequently, Infineon and Siemens were dismissed from this action (as a result of a settlement with Infineon) and three Samsung-related entities were added as defendants and later dismissed (as a result of a settlement with Samsung).
A jury trial against Micron and SK Hynix began on June 20, 2011. On November 16, 2011, the jury returned a verdict in favor of Micron and SK Hynix and against Rambus, and judgment was entered by the Court on February 15, 2012. The court issued an order on January 29, 2013, awarding costs to Micron and SK Hynix of $520 thousand and $350 thousand, respectively.
Rambus filed a notice of appeal on April 3, 2012 and thereafter filed its opening brief on appeal on September 19, 2012. Defendants filed their responsive briefs on March 8, 2013. Rambus filed its reply brief on July 12, 2013.

On June 11, 2013, Rambus and SK Hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 15 "Agreement with SK Hynix". As a result of the settlement, the Company has reversed the cost accrual of $350 thousand referenced above, which was included in marketing, general and administrative expenses in the condensed consolidated statements of operations. Due to this reversal, as of June 30, 2013, $520 thousand of the awarded costs remained accrued.
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
On July 25, 2012, the ITC issued the notice of its determination to terminate the investigation with a finding of no violation for the following reasons: all of the asserted patent claims were invalid due to anticipation or obviousness, except for certain Dally claims that include multiple-transmitters for which the ITC determined there was no infringement; Rambus did not demonstrate the existence of a domestic industry for both the Barth and Dally patents; the Barth patents were unenforceable under the doctrine of unclean hands; and the Barth patents were exhausted as to one respondent. The ITC's opinion setting forth its determinations issued on July 31, 2012. Rambus filed a notice of appeal on September 21, 2012. Rambus and LSI announced that they had entered into a settlement of their disputes on February 19, 2013. Rambus filed its opening brief on May 23, 2013 and the appeal was dismissed on June 24, 2013 as a result of the settlement with STMicroelectronics as the only remaining respondent.
U.S District Court in the Northern District of California
On December 1, 2010, Rambus filed complaints against Broadcom, Freescale, LSI, MediaTek and STMicroelectronics in the U.S. District Court for the Northern District of California alleging that 1) products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3 memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics infringe patents from the Barth family of patents; 2) those same products and products from those companies that incorporate SDR memory controllers infringe patents from the Farmwald-Horowitz family; and 3) products having certain peripheral interfaces, including PCI Express, DisplayPort, and certain SATA and SAS interfaces, from Broadcom, Freescale, LSI and STMicroelectronics infringe patents from the Dally family of patents. On March 20, 2011, June 7, 2011, December 29, 2011, and February 26, 2013, respectively, Rambus' complaint against MediaTek, Freescale, Broadcom and LSI was dismissed pursuant to the parties' settlement agreement. Rambus and STMicroelectronics announced that they had entered into a settlement of their disputes on June 17, 2013.
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

15. Agreement with SK Hynix
On June 11, 2013, Rambus, SK Hynix and certain related entities of SK Hynix entered into a settlement agreement, pursuant to which the parties have agreed to release all claims against each other with respect to all outstanding litigation between them. Pursuant to the settlement agreement, Rambus and SK Hynix entered into a semiconductor patent license agreement on June 11, 2013, under which SK Hynix licenses from Rambus non-exclusive rights to certain Rambus patents and has agreed to pay Rambus cash amounts over the next five years as described below. Under the license agreement, Rambus has granted to SK Hynix (i) a paid-up perpetual patent license for certain identified SK Hynix DRAM products and (ii) a five-year term patent license to all other DRAM and other semiconductor products. Each license is a non-exclusive, non-transferable, royalty-bearing, worldwide patent license, without the right to sublicense, solely under the applicable patent claims of Rambus for such licensed products, to make (including have made), use, sell, offer for sale and/or import such licensed products until the expiration or termination of the license pursuant to the terms of the license agreement. The license agreement requires that SK Hynix pay Rambus cash payments over the next five years of a fixed amount of $12 million each quarter, commencing in the quarter ending September 30, 2013. In addition, additional payments or certain adjustments to the payments by SK Hynix to Rambus under the license agreement may be due for certain acquisitions of businesses or assets by SK Hynix involving licensed products. The license agreement and the licenses granted thereunder may be modified under certain conditions and may be terminated upon a material breach by a party of its obligations under the agreement, a bankruptcy event involving a party or a change of control of SK Hynix subject to certain conditions.
The agreement with SK Hynix is a multiple element arrangement for accounting purposes. For a multiple element arrangement, the Company is required to determine the fair value of the elements which include antitrust litigation settlement, settlement of past infringement, and license agreement. The revenue associated with the various elements will be recognized when the first payment is due in July 2013 provided all other revenue recognition criteria are met. The Company is in the process of valuing the multiple elements and expects to complete the valuation by the end of the third quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding negotiations, litigation, investigations, claims, disputes or settlements; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “projecting” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.
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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cooper Lighting, LLC	Cooper Lighting
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
EchoStar Technologies L.L.C.	EchoStar
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation	LSI
MediaTek Inc.	MediaTek
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
NVIDIA Corporation	NVIDIA
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK Hynix, Inc.	SK Hynix
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

Changes to Previously Announced 2013 Second Quarter Results
Subsequent to the filing of our Current Report on Form 8-K on July 18, 2013 that included our press release in which we furnished our unaudited financial results for the quarter ended June 30, 2013, information became available to us concerning a change in the fair value of our investment in a non-marketable equity security of a private company that, consistent with our policy of accounting for subsequent events, resulted in differences between the financial statements contained in this Quarterly Report on Form 10-Q from the information furnished in the July 18, 2013 press release. The adjustment had the effect of increasing other expense within interest income and other income (expense), net, by $1.4 million for both the three and six months ended June 30, 2013. As a result of this adjustment, net loss was increased by $1.4 million for both the three and six months ended June 30, 2013, and both basic and diluted net loss per share were increased by $0.01 per share for both the three and six months ended June 30, 2013.
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
We have four business units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting and displays; and (4) Mobile Technologies Division, or MTD, which focuses on the design, development and licensing of multi-media solutions. A centralized research and development and business incubation organization ("CTO") has been formed to consolidate early-stage investments, including MTD and longer-term research activities and worldwide engineering. As of June 30, 2013, only MID and CTO were considered reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were combined and shown under “All Other”. For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
As of June 30, 2013, our semiconductor, lighting, display, security and other technologies are covered by 1,853 U.S. and foreign patents. Additionally, we have 965 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license, a solutions license or product sales. Today, our revenues are primarily derived from patent licenses, through which we provide our customers a license to use a portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Elpida, Freescale, Fujitsu, GE, SK Hynix, Intel, LSI, Panasonic, Renesas, Samsung, STMicroelectronics and Toshiba have licensed our patents for use in their own products. We intend to expand our business strategy of monetizing our intellectual property to include the sale of selected intellectual property.
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
The remainder of our revenue is contract revenue which includes license fees, engineering services fees and product sales. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.
We intend to continue making significant expenditures associated with engineering, marketing, general and administration and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate at which our revenue or expenses change.
Executive Summary
During the second quarter of 2013, we signed license agreements with SK Hynix and STMicroelectronics. As a result of the license agreements with SK Hynix and STMicroelectronics, we settled all outstanding legal claims with each company.
Also during the second quarter of 2013, we expanded our family of LED-based bulbs with advanced color temperature change technology.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses in the aggregate for the three months ended June 30, 2013 decreased $7.4 million as compared to the same period in 2012 primarily due to decreased accrual of the retention bonuses related to past acquisitions of $3.7 million, decreased legal costs related to patent filings and prosecution costs of $1.3 million, decreased headcount related costs of $1.3 million and decreased stock-based compensation expenses of $1.0 million. Our engineering expenses in the aggregate for the six months ended June 30, 2013 decreased $13.7 million as compared to the same period in 2012 primarily due to decreased accrual of retention bonuses related to past acquisitions of $7.1 million, decreased legal costs related to patent filings and prosecution costs of $2.2 million, decreased stock-based compensation expenses of $1.8 million and decreased headcount related costs of $1.5 million.
Marketing, general and administrative expenses in the aggregate for the three months ended June 30, 2013 decreased $18.1 million as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $10.7 million. Non-litigation related marketing, general and administrative costs decreased in the second quarter of 2013 primarily due to decreased headcount related costs of $1.9 million, decreased stock-based compensation expenses of $1.7 million, decreased consulting costs of $1.3 million, decreased sales and marketing costs of $0.6 million and decreased accrual of the retention bonuses related to past acquisitions of $0.5 million. Marketing, general and administrative expenses in the aggregate for the six months ended June 30, 2013 decreased $27.8 million as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $12.8 million. Non-litigation related marketing, general and administrative costs decreased in the first half of 2013 primarily due to decreased headcount related costs of $2.9 million, decreased stock-based compensation expenses of $2.6 million, decreased sales and marketing costs of $2.2 million, decreased consulting costs of $2.1 million and decreased accrual of retention bonuses related to past acquisitions of $1.5 million.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 68% and 66% of our revenue for three and six months ended June 30, 2013, respectively, as compared to 71% and 72% for the three and six months ended June 30, 2012, respectively. As a result of our settlement with Samsung in 2010, Samsung is expected to account for a significant portion of our ongoing licensing revenue. For the three and six months ended June 30, 2013 and three months ended June 30, 2012, revenue from Samsung accounted for 10% or more of our total revenue. For the six months ended June 30, 2012, revenue from NVIDIA and Samsung each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
A recent shift in strategy regarding our core display patents led to selling a set of patent assets to a subsidiary of Acacia Research Corporation ("Acacia") where Acacia can proceed independently with a licensing program. We have a revenue-sharing program in place with Acacia upon their licensing of these patent assets. We retain the rights to use certain application techniques and may selectively engage with customers who need our roll-to-roll manufacturing intellectual property and capability for extra-large display panel designs.
With this shift to focus on the general lighting market, the strategy of the LDT group is to focus on providing the market with novel, patented light guide technologies and products to customers who are leading the transition to solid-state LED-based lamps and fixtures. We are currently focused on three areas: light bulbs, lighting fixtures, and consumer lighting products. We believe our LED edge-lit waveguide technology (MicroLens™ light extraction technology, TruEdge light coupling technology and color temperature change technology) provides us with a sustainable technology advantage in our three areas of focus. In June 2013, we shipped the first order of LED bulbs for distribution in North America. With our transition from a solutions licensing business model to a customer-driven product development model, we believe we can offer our customers and channel partners differentiated products with faster time-to-market and more flexible engagement models.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 74% and 67% of our total revenue for the three and six months ended June 30, 2013, respectively, as compared to 73% and 74% for the three and six months ended June 30, 2012, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers have been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate and as a percentage of revenue decreased for the three and six months ended June 30, 2013 as compared to the same period in the prior year. In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the three and six months ended June 30, 2013 as compared to the same period in the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high in the past and difficult to predict, and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future. If we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We may continue to pursue litigation against those companies that have infringed our patented technologies, which in turn may cause us to incur significant litigation expenses until such litigation is resolved. Additionally, in the near term, we expect our non-litigation marketing, general and administrative costs to be lower than the level in 2012 due to our restructuring plan undertaken during the third quarter of 2012.
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
Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Royalties	98.4%	99.1%	98.8%	98.9%
Contract revenue	1.6%	0.9%	1.2%	1.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	12.7%	13.1%	11.1%	12.2%
Research and development*	53.1%	68.2%	51.0%	64.4%
Marketing, general and administrative*	24.4%	57.3%	31.4%	56.3%
Gain from sale of intellectual property	(0.1)%	—%	(1.1)%	—%
Costs of restatement and related legal activities	0.0%	0.1%	0.0%	0.1%
Restructuring charges	—%	—%	1.8%	—%
Total operating costs and expenses	90.1%	138.7%	94.2%	133.0%
Operating income (loss)	9.9%	(38.7)%	5.8%	(33.0)%
Interest income and other income (expense), net	(2.4)%	0.2%	(1.2)%	0.2%
Interest expense	(12.8)%	(12.0)%	(11.8)%	(11.2)%
Interest and other income (expense), net	(15.2)%	(11.8)%	(13.0)%	(11.0)%
Loss before income taxes	(5.3)%	(50.5)%	(7.2)%	(44.0)%
Provision for income taxes	8.2%	6.8%	7.4%	6.5%
Net loss	(13.5)%	(57.3)%	(14.6)%	(50.5)%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%	0.0%	0.0%
Research and development	2.9%	4.7%	2.8%	4.5%
Marketing, general and administrative	3.3%	6.4%	4.0%	6.4%

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Total Revenue
Royalties	$57.0	$55.7	2.3%	$123.2	$117.8	4.6%
Contract revenue	0.9	0.5	85.0%	1.6	1.3	18.4%
Total revenue	$57.9	$56.2	3.0%	$124.8	$119.1	4.8%

Royalty Revenue
Patent Licenses
Our patent royalties increased approximately $3.1 million to $54.3 million for the three months ended June 30, 2013 from $51.2 million for the same period in 2012. The increase was primarily due to the increased variable royalties from our semiconductor customers as well as the royalty received from a license agreement signed with STMicroelectronics.

Our patent royalties increased approximately $7.2 million to $116.1 million for the six months ended June 30, 2013 from $108.9 million for the same period in 2012. The increase was primarily due to the recognition of a one-time royalty revenue during the first quarter of 2013 from a license agreement signed with LSI to settle all outstanding claims.
We are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Solutions Licenses

Royalties from solutions licenses decreased approximately $1.8 million to $2.7 million for the three months ended June 30, 2013 from $4.5 million for the same period in 2012. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies, lower royalties from XDRTM DRAM associated with decreased shipments of the Sony PlayStation®3 product and lower royalties reported from one of our customers related to serial link-compatible products.
Royalties from solutions licenses decreased approximately $1.8 million to $7.1 million for the six months ended June 30, 2013 from $8.9 million for the same period in 2012. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies.
In the future, we expect solutions royalties will vary from period to period based on our customers' shipment volumes, sales prices, and product mix.
Royalty Revenue by Reportable Segments
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, decreased approximately $2.4 million to $49.4 million for the three months ended June 30, 2013 from $51.8 million for the same period in 2012. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies, lower royalties from XDRTM DRAM associated with decreased shipments of the Sony PlayStation®3 product and lower royalties reported from one of our customers related to serial link-compatible products. Royalty revenue from the MID reportable segment increased approximately $0.8 million to $109.1 million for the six months ended June 30, 2013 from $108.3 million for the same period in 2012. The increase was primarily due to the recognition of one-time royalty revenue during the first quarter of 2013 from a patent license agreement with LSI Corporation, partially offset by lower revenue from our customers due to decreased shipments.
Royalty revenue from the "All Other" reportable segment increased approximately $3.7 million to $7.6 million for the three months ended June 30, 2013 from $3.9 million for the same period in 2012. Royalty revenue from the "All Other" reportable segment increased approximately $4.6 million to $14.1 million for the six months ended June 30, 2013 from $9.5 million for the same period in 2012. The increase in both periods was primarily due to the increased revenue from CRI.
Contract Revenue
Contract revenue increased approximately $0.4 million to $0.9 million for the three months ended June 30, 2013 from $0.5 million for the same period in 2012. Contract revenue increased approximately $0.3 million to $1.6 million for the six months ended June 30, 2013 from $1.3 million for the same period in 2012. The increase in both periods was primarily due to new CRI test equipment evaluation contracts and a new LDT technology development project.
We believe that contract revenue recognized will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.

Contract Revenue by Reportable Segments
Contract revenue from the MID reportable segment was immaterial for the three months ended June 30, 2013, compared to $0.3 million for the same period in 2012. Contract revenue from the MID reportable segment decreased approximately $0.9 million to $0.1 million for the six months ended June 30, 2013 from $1.0 million for the same period in 2012. The decrease for both periods was primarily due to absence of new technology development contracts.
Contract revenue from the All Other reportable segment increased approximately $0.7 million to $0.9 million for the three months ended June 30, 2013 from $0.2 million for the same period in 2012. Contract revenue from the All Other reportable segment increased approximately $1.2 million to $1.5 million for the six months ended June 30, 2013 from $0.3 million for the same period in 2012. The increase for both periods was primarily due to the increased revenue from CRI and LDT.

Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Engineering costs
Cost of revenue	$1.0	$0.1	NM*	$1.1	$0.3	NM*
Amortization of intangible assets	6.4	7.2	(12.7)%	12.8	14.2	(10.4)%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of revenue	7.4	7.3	0.3%	13.9	14.5	(4.2)%
Research and development	29.1	35.7	(18.5)%	60.1	71.4	(15.8)%
Stock-based compensation	1.7	2.6	(36.9)%	3.5	5.3	(33.9)%
Total research and development	30.8	38.3	(19.7)%	63.6	76.7	(17.1)%
Total engineering costs	$38.2	$45.6	(16.5)%	$77.5	$91.2	(15.0)%
__________________________________

*	NM — percentage is not meaningful
Total engineering costs decreased $7.4 million for the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to decreased accrual of retention bonuses related to past acquisitions of $3.7 million as a result of the payouts of retention bonuses, decreased legal costs related to patent filings and prosecution costs of $1.3 million, decreased headcount related costs of $1.3 million and decreased stock-based compensation expenses of $1.0 million due to our restructuring efforts in the third quarter of 2012 and cost cutting measures.
Total engineering costs decreased $13.7 million for the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to decreased accrual of retention bonuses related to past acquisitions of $7.1 million as a result of the payouts of retention bonuses, decreased legal costs related to patent filings and prosecution costs of $2.2 million, decreased stock-based compensation expenses of $1.8 million and decreased headcount related costs of $1.5 million due to our restructuring efforts in the third quarter of 2012 and cost cutting measures.
In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$18.4	$24.1	(23.5)%	$38.4	$50.8	(24.4)%
Litigation expense	(6.2)	4.5	NM*	(4.2)	8.6	NM*
Stock-based compensation	1.9	3.6	(46.7)%	5.0	7.6	(34.2)%
Total marketing, general and administrative costs	$14.1	$32.2	(56.1)%	$39.2	$67.0	(41.5)%
__________________________________

*	NM — percentage is not meaningful
Total marketing, general and administrative costs decreased $18.1 million for the three months ended June 30, 2013 as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $10.7 million. The decrease in litigation expenses was primarily due to a one-time reversal of accrued SK Hynix related litigation costs of $8.5 million. Non-litigation related marketing, general and administrative costs decreased in the second quarter of 2013 primarily due to decreased headcount related costs of $1.9 million, decreased stock-based compensation expenses of $1.7 million, decreased consulting costs of $1.3 million and decreased sales and marketing costs of $0.6 million from our restructuring efforts in the third quarter of 2012 and cost cutting measures. Additionally, there was a decrease in accrual of the retention bonuses related to past acquisitions of $0.5 million as a result of the payouts of retention bonuses.
Total marketing, general and administrative costs decreased $27.8 million for the six months ended June 30, 2013 as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $12.8 million. The decrease in litigation expenses was primarily due to a one-time reversal of accrued SK Hynix related litigation costs of $8.5 million. Non-litigation related marketing, general and administrative costs decreased in the first half of 2013 primarily due to decreased headcount related costs of $2.9 million, decreased stock-based compensation expenses of $2.6 million, decreased sales and marketing costs of $2.2 million and decreased consulting costs of $2.1 million from our restructuring efforts in the third quarter of 2012 and cost cutting measures. Additionally, there is a decrease in accrual of the retention bonuses related to past acquisitions of $1.5 million as a result of the payouts of retention bonuses.
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
Gain from sale of intellectual property:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Gain from sale of intellectual property	$0.1	$—	N/A*	$1.4	$—	N/A*
__________________________________

*	N/A — not applicable
During the first half of 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments.
Restructuring charges:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Restructuring charges	$—	$—	N/A*	$2.2	$—	N/A*
__________________________________

*	N/A — not applicable
During the third quarter of 2012, we initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of our research and development efforts. As a result of the restructuring program, we recorded a pre-tax charge of $2.2 million during the first half of 2013 related primarily to the consolidation of certain facilities and the reduction in workforce, of which a majority was related to corporate support functions. We expect to substantially complete our restructuring activities by the end of 2013. Refer to Note 12, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Interest and other income (expense), net:

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Interest income and other income (expense), net	$(1.4)	$0.1	NM*	$(1.4)	$0.2	NM*
Interest expense	(7.4)	(6.7)	10.5%	(14.7)	(13.3)	10.8%
Interest and other income (expense), net	$(8.8)	$(6.6)	33.4%	$(16.1)	$(13.1)	23.4%

__________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities. Additionally, for the three months ended June 30, 2013, during our review of the fair value of our $2.0 million investment in a non-marketable equity security of a private company, based on the information provided by the private company, we determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, we recorded an impairment charge of $1.4 million related to our investment in the non-marketable equity security for the three and six months ended June 30, 2013.
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
Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Provision for income taxes	$4.7	$3.8	23.6%	$9.3	$7.7	20.4%
Effective tax rate	(153.0)%	(13.5)%		(102.9)%	(14.7)%
Our effective tax rates for the three and six months ended June 30, 2013 were different from the U.S. statutory tax rate applied to our pretax loss due to a full valuation allowance on our U.S. net deferred tax assets, losses in jurisdictions where no tax benefits are recognized, and foreign withholding and income taxes. During the quarter ended June 30, 2013, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we are projecting losses in which a tax benefit cannot be recognized.
During the three and six months ended June 30, 2013, we paid withholding taxes of $3.8 million and $7.6 million, respectively. We recorded a provision for income taxes of $4.7 million and $9.3 million, respectively, for the three and six months ended June 30, 2013, which is primarily comprised of withholding taxes and other foreign taxes.
Our effective tax rates for the three and six months ended June 30, 2012 were different from the U.S. statutory tax rate due to foreign withholding taxes, a full valuation allowance on our U.S. net deferred tax assets and foreign losses with no current tax benefit recorded, partially offset by foreign tax credits. During the quarter ended June 30, 2012, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we were projecting losses in which a tax benefit could not be recognized.

Liquidity and Capital Resources

	As of
	June 30, 2013	December 31, 2012
	(In millions)
Cash and cash equivalents	$155.3	$149.0
Marketable securities	50.3	54.3
Total cash, cash equivalents, and marketable securities	$205.6	$203.3

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$5.2	$(30.6)
Net cash provided by (used in) investing activities	$(1.8)	$19.9
Net cash provided by financing activities	$2.9	$1.0

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the six months ended June 30, 2013 were funded primarily from cash from operations.
We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations or the repayment of the 2014 Notes in June 2014. We are currently considering various options to repay the 2014 Notes prior to maturity, including possible financing options. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
Operating Activities
Cash provided by operating activities of $5.2 million for the six months ended June 30, 2013 was primarily attributable to the cash generated from customer licensing and changes in operating assets and liabilities. Changes in operating assets and liabilities for the six months ended June 30, 2013 primarily included a decrease in accrued salaries and benefits and other accrued liabilities primarily due to the payment of retention bonuses and a decrease in accrued litigation expenses primarily due to a one-time reversal of accrued SK Hynix related litigation costs.
Cash used in operating activities of $30.6 million for the six months ended June 30, 2012 was primarily attributable to the insufficient cash generated from customer licensing and changes in operating assets and liabilities. Changes in operating assets and liabilities primarily included a decrease in prepaid expenses and other assets, offset by a decrease in accounts payable due to the timing of vendor payments and a decrease in accrued salaries and benefits and other accrued liabilities primarily due to the payment of retention bonuses.
Investing Activities
Cash used in investing activities of $1.8 million for the six months ended June 30, 2013 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $64.3 million, offset by cash paid for purchases of available-for-sale marketable securities of $60.5 million. In addition, we paid $5.3 million to acquire property, plant and equipment and $2.5 million for intangible assets. We also received $2.3 million from the sale of intellectual property.
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
Financing Activities
Cash provided by financing activities of $2.9 million for the six months ended June 30, 2013 was primarily due to proceeds of $3.1 million from issuance of common stock under equity incentive plans.

Cash provided by financing activities of $1.0 million for the six months ended June 30, 2012 was primarily due to proceeds of $1.2 million from issuance of common stock under equity incentive plans.

Contractual Obligations
As of June 30, 2013, our material contractual obligations are (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$43,253	$2,993	$5,874	$6,010	$6,156	$6,302	$15,918
Leases and other contractual obligations	7,309	1,288	1,874	1,740	1,049	1,018	340
Software licenses (3)	160	80	80	—	—	—	—
Acquisition retention bonuses (4)	19,506	—	18,203	1,303	—	—	—
Convertible notes	172,500	—	172,500	—	—	—	—
Interest payments related to convertible notes	8,625	4,313	4,312	—	—	—	—
Total	$251,353	$8,674	$202,843	$9,053	$7,205	$7,320	$16,258
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.7 million including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.1 million in long-term income taxes payable as of June 30, 2013. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)
We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of June 30, 2013 which are also presented on our condensed consolidated balance sheet under current and other long-term liabilities.

(4)
In connection with our recent acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $16.9 million of CRI retention bonuses payable on June 3, 2014 can be paid in cash or stock at our election.

Share Repurchase Program
During the six months ended June 30, 2013, we did not repurchase any shares of our Common Stock. As of June 30, 2013, we had repurchased a cumulative total of approximately 26.3 million shares of our Common Stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of June 30, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding Common Stock.
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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2013, we had an investment portfolio of fixed income marketable securities of $193.7 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2013, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$134,860	$134,860	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,864	58,870	—	(6)	0.11%
Total cash equivalents and marketable securities	193,724	193,730	—	(6)
Cash	11,916	11,916	—	—
Total cash, cash equivalents and marketable securities	$205,640	$205,646	$—	$(6)

	As of December 31, 2012
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes. The following table summarizes certain information related to our 2014 Notes as of June 30, 2013:

(In thousands)	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
5% Convertible Senior Notes due 2014	$177,784	$195,562	$160,005

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and Italy and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2013, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue consists mainly of patent and solutions license fees paid for access to our patents and developed technology and development and support services provided to our customers. Our ability to secure the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. If we do not achieve our revenue goals, our results of operations could decline.
We have traditionally operated in industries that are highly cyclical and competitive.
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high definition televisions and displays, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, some DRAM manufacturers have suffered material losses and other adverse effects to their businesses, leading to industry consolidation that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries we operate in and the economic downturn of the past several years, we may achieve a reduced number of licenses, tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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
We continue to have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 66% and 72% of our revenue for six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, revenue from Samsung accounted for 10% or more of our total revenue. For the six months ended June 30, 2012, revenue from NVIDIA and Samsung each accounted for 10% or more of our total revenue. As a result of our settlement with Samsung in January 2010, Samsung accounted for a significant portion of our ongoing licensing revenue since 2010 as reflected above. We expect to continue to experience significant revenue concentration for the foreseeable future as a result of the addition of new contracts, expiration of existing contracts, renewal of existing contracts, and industry consolidation.

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
Warranty and product liability claims brought against us could cause us to incur significant costs and affect our results as well as our reputation and relationships with customers. As a result of product liability claims, our operating results could be adversely affected.
We may from time to time be subject to warranty and product liability claims with regard to product performance and effects of the light bulb. We could incur liability losses as a result of repair and replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, product liability claims could affect our reputation and our relationship with customers.
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
Our lengthy license negotiation cycle and our ongoing intellectual property litigation make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers on our estimated timelines and we are reliant on the litigation timelines for any results or settlements.
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
From time to time, we engage in acquisitions, strategic transactions and strategic investments. We have completed a number of acquisitions from 2009 to 2012, including the acquisition of CRI in 2011, our largest acquisition to date. Many of our acquisitions or strategic investments entail a high degree of risk, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate the financial returns we expect, and we may be subject to liabilities that are not covered by indemnification protection we may obtain or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. In addition, we may record impairment charges related to our acquisitions or strategic investments. Any losses or impairment charges that we incur related to acquisitions, strategic investments or sales of assets will have a negative impact on our financial results, and we may continue to incur new or additional losses related to acquisitions or strategic investments that we have not fully impaired or exited.
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
For the six months ended June 30, 2013 and 2012, revenue received from our international customers constituted approximately 67% and 74%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Our business and operating results could be harmed if we undertake any restructuring activities.
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
We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. In addition, we did not prevail at jury trial in our antitrust suit against certain memory manufacturers in November 2011, which caused the market price of our stock to drop significantly. Although we have settled with one party related to its portion of the suit, we face appeals and further proceedings related to the antitrust suit. See Note 14, “Litigation and Asserted Claims,” and Note 15, “Agreement with SK Hynix,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Currently, we are subject to numerous re-examination proceedings, including proceedings initiated by SK Hynix and Micron as a defensive action in connection with our litigation against those companies. A number of these re-examination proceedings are being reviewed by the PTO's Board of Patent Appeals and Interferences (“BPAI”). The BPAI has issued decisions in a few cases, finding the challenged claims of Rambus's patents to be invalid. Decisions of the BPAI are subject to further PTO proceedings and appeal to the Court of Appeals for the Federal Circuit. A final adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.
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

RAMBUS INC.

Date: July 26, 2013	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated April 25, 2013.

10.1*	Settlement Agreement, dated June 11, 2013, among Registrant, SK Hynix and certain SK Hynix affiliates.

10.2*	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK Hynix.

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
_________________________________________

*Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 8-K filed on April 30, 2013.