Form 10-Q
period 2013-09-30
RAMBUS INC
filed 2013-10-25
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 112,706,137 as of September 30, 2013.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our or our licensees’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in renewing license agreements;

•	Technology product development;

•	Outcome and effect of current and potential future intellectual property litigation and other significant litigation;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our licensees;

•	Changes in our strategy and business model;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	Corporate governance;

•	The level and terms of our outstanding debt;

•	Resolution of the governmental agency matters involving us;

•	Litigation expenses;

•	Protection of intellectual property;

•	Terms of our licenses and amounts owed under license agreements;

•	Refinancing debt;

•	Indemnification and technical support obligations;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders; and

•	Likelihood of paying dividends or repurchasing securities.
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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$307,961	$148,984
Marketable securities	58,396	54,346
Accounts receivable	1,597	529
Prepaids and other current assets	6,038	10,529
Deferred taxes	288	788
Total current assets	374,280	215,176
Intangible assets, net	132,448	153,173
Goodwill	116,899	124,969
Property, plant and equipment, net	72,772	86,905
Deferred taxes, long-term	4,806	4,458
Other assets	3,801	3,131
Total assets	$705,006	$587,812
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,967	$7,918
Accrued salaries and benefits	30,336	23,992
Accrued litigation expenses	1,020	9,822
Convertible notes, short-term	159,731	—
Other accrued liabilities	7,293	12,402
Total current liabilities	204,347	54,134
Convertible notes, long-term	108,316	147,556
Long-term imputed financing obligation	39,685	45,919
Long-term income taxes payable	6,497	6,533
Other long-term liabilities	3,039	12,076
Total liabilities	361,884	266,218
Commitments and contingencies (Notes 10 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 112,706,137 shares at September 30, 2013 and 111,525,021 shares at December 31, 2012	113	112
Additional paid-in capital	1,121,259	1,075,761
Accumulated deficit	(777,950)	(753,979)
Accumulated other comprehensive loss	(300)	(300)
Total stockholders’ equity	343,122	321,594
Total liabilities and stockholders’ equity	$705,006	$587,812
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenue:
Royalties	$71,013	$57,361	$194,244	$175,127
Contract and other revenue	2,281	169	3,835	1,481
Total revenue	73,294	57,530	198,079	176,608
Operating costs and expenses:
Cost of revenue*	8,958	7,529	22,857	22,032
Research and development*	27,553	30,674	91,178	107,415
Marketing, general and administrative*	18,698	24,255	57,937	91,283
Gain from sale of intellectual property	—	—	(1,388)	—
Costs of restatement and related legal activities	—	79	19	192
Restructuring charges	1,129	6,622	3,335	6,622
Impairment of goodwill and long-lived assets	8,070	35,471	8,070	35,471
Gain from settlement	(179)	—	(179)	—
Total operating costs and expenses	64,229	104,630	181,829	263,015
Operating income (loss)	9,065	(47,100)	16,250	(86,407)
Interest income and other income (expense), net	66	(12)	(1,373)	175
Interest expense	(8,552)	(7,121)	(23,290)	(20,420)
Interest and other income (expense), net	(8,486)	(7,133)	(24,663)	(20,245)
Income (loss) before income taxes	579	(54,233)	(8,413)	(106,652)
Provision for income taxes	6,304	3,865	15,558	11,552
Net loss	$(5,725)	$(58,098)	$(23,971)	$(118,204)
Net loss per share:
Basic	$(0.05)	$(0.52)	$(0.21)	$(1.07)
Diluted	$(0.05)	$(0.52)	$(0.21)	$(1.07)
Weighted average shares used in per share calculation:
Basic	112,640	110,826	112,144	110,580
Diluted	112,640	110,826	112,144	110,580
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$7	$5	$12	$20
Research and development	$1,630	$2,221	$5,166	$7,572
Marketing, general and administrative	$1,726	$2,863	$6,707	$10,438
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net loss	$(5,725)	$(58,098)	$(23,971)	$(118,204)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(4)	8	—	80
Total comprehensive loss	$(5,729)	$(58,090)	$(23,971)	$(118,124)
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,971)	$(118,204)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	11,885	18,030
Depreciation	11,566	9,583
Amortization of intangible assets	21,420	23,535
Non-cash interest expense and amortization of convertible debt issuance costs	13,369	10,856
Impairment of investment in non-marketable equity security	1,400
Impairment of goodwill and long-lived assets	8,070	35,471
Deferred tax benefit	605	(39)
Non-cash restructuring	653	—
Gain from sale of intellectual property	(1,388)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,068)	574
Prepaid expenses and other assets	5,898	6,744
Accounts payable	(399)	(9,171)
Accrued salaries and benefits and other accrued liabilities	(8,787)	3,968
Accrued litigation expenses	(8,802)	(467)
Income taxes payable	380	(665)
Net cash provided by (used in) operating activities	30,831	(19,785)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,942)	(15,802)
Acquisition of intangible assets	(2,500)	(1,700)
Purchases of marketable securities	(101,596)	(77,562)
Maturities of marketable securities	97,300	149,486
Proceeds from sale of intellectual property	2,250	—
Acquisition of businesses, net of cash acquired	—	(46,278)
Net cash provided by (used in) investing activities	(10,488)	8,144
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	138,000	—
Issuance costs related to the issuance of convertible senior notes	(3,603)	—
Proceeds received from issuance of common stock under employee stock plans	4,610	1,728
Principal payments against lease financing obligation	(119)	(17)
Payments under installment payment arrangement	(84)	(149)
Net cash provided by financing activities	138,804	1,562
Effect of exchange rate changes on cash and cash equivalents	(170)	41
Net increase (decrease) in cash and cash equivalents	158,977	(10,038)
Cash and cash equivalents at beginning of period	148,984	162,244
Cash and cash equivalents at end of period	$307,961	$152,206

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$252	$2,686
Non-cash obligation for property, plant and equipment	$—	$2,008
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
The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interfaces Division ("MID"), which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc. ("CRI"), which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies ("LDT"), which focuses on the design, development and licensing of technologies for lighting; and (4) CTO, which is a centralized engineering, research and development and business incubation organization that consolidates early-stage investments, longer-term research activities and worldwide engineering.
For the three and nine months ended September 30, 2013 and 2012, only MID and CTO were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were combined and shown under “All Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net loss for any of the periods presented.

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
Certain revenue contracts consist of service fees associated with integration of Rambus' solutions into its customers’ products and fees associated with providing training, evaluation and test equipment to its customers. Under the accounting guidance, if the deliverables have standalone value upon delivery, Rambus accounts for each deliverable separately. When multiple deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. Rambus determines the relative selling price for a deliverable based on its best estimate of selling price (“BESP”). Rambus has determined that vendor-specific objective evidence of selling price for each deliverable is not available as there lacks a consistent number of standalone sales and third-party evidence is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. Rambus determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include discounting practices, the size and volume of transactions, the customer demographic, the geographic area where services are sold, price lists, go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As the go-to-market strategies evolve, Rambus may modify its pricing practices in the future, which could result in changes in relative selling prices. In most cases, the relative values of the undelivered components are not material to the overall arrangement and are typically delivered within twelve months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate BESP and total contract consideration (i.e. discount) is allocated pro-rata across each of the components in the arrangement.
Rambus’ revenue consists of royalty revenue and contract and other revenue derived from MID, CRI and LDT operating segments. Royalty revenue consists of patent license and solutions license royalties. Contract and other revenue consists of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ technology solutions into its customers’ products as well as sale of LED edge-lit products.
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
Patent licenses - Rambus licenses its broad portfolio of patented inventions to companies who use these inventions in the development and manufacture of their own products. Such licensing agreements may cover the license of part, or all, of Rambus' patent portfolio. The contractual terms of the agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, Rambus generally recognizes revenue from these arrangements as amounts become due. For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, Rambus earns royalties at the time that the customers’ sales occur. Rambus’ customers, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the customers’ sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by customers during the quarter and when other revenue recognition criteria are met.
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
Solutions licenses - Rambus develops proprietary and industry-standard products that it provides to its customers under solutions license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus earns royalties on such licensed products sold worldwide by its customers at the time that the customers’ sales occur. Rambus’ customers, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the customers’ sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by customers during the quarter and when other revenue recognition criteria are met.
Contract and Other Revenue
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
Rambus recognizes revenue from the sale of LED edge-lit products when risk of loss and title have transferred to customers, provided all other revenue recognition criteria have been met. Revenue from distributors is recognized on the shipment or delivery of the related products, provided all other revenue recognition criteria have been met. The Company's agreements with these distributors have terms which are generally consistent with the standard terms and conditions for the sale of the Company's products to end users, and do not provide for product rotation or pricing allowances. The Company accrues for warranty based on the standard market experience.

3. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new accounting standards update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new standard.
In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for the Company's interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows as the amounts reclassified out of accumulated other comprehensive loss were not material.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted net loss per share:	(In thousands, except per share amounts)
Numerator:
Net Loss	$(5,725)	$(58,098)	$(23,971)	$(118,204)
Denominator:
Weighted-average shares outstanding	112,640	110,826	112,144	110,580
Basic and diluted net loss per share	$(0.05)	$(0.52)	$(0.21)	$(1.07)
For the three months ended September 30, 2013 and 2012, options to purchase approximately 5.9 million and 13.4 million shares, respectively, and for the nine months ended September 30, 2013 and 2012, options to purchase approximately 10.2 million and 13.3 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended September 30, 2013 and 2012, an additional 3.4 million and 6.9 million potentially dilutive shares, respectively, and for the nine months ended September 30, 2013 and 2012, an additional 3.7 million and 7.0 million potentially dilutive shares, respectively, have been excluded from the weighted average dilutive shares because there were net losses for the periods.

5. Intangible Assets and Goodwill
Goodwill
During the third quarter of 2013, the Company curtailed its immersive media platform spending and redirected some of its resources to other strategic programs. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists. The Company conducted this impairment review as a result of the change of its strategy related to the immersive media platform. As a result of this impairment review, the Company recorded $8.1 million of impairment of goodwill related to the Mobile Technology Division (“MTD”) reporting unit which is part of the CTO reportable segment. This impairment was reflected in impairment of goodwill and long-lived assets in the condensed consolidated statements of operations. The Company estimated the fair value of MTD reporting unit using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. Certain estimates used in the income approach involve information from a business with developing revenue models and limited financial history, which increase the risk of differences between the projected and actual performance.
The following table presents goodwill balances and adjustments to those balances for each of the reportable segments for the nine months ended September 30, 2013:

Reportable Segment:	December 31, 2012	Additions to Goodwill	Impairment Charge of Goodwill	September 30, 2013
	(In thousands)
MID	$19,905	$—	$—	$19,905
CTO	8,070	—	(8,070)	—
All Other	96,994	—	—	96,994
Total	$124,969	$—	$(8,070)	$116,899

	As of
	September 30, 2013
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CTO	8,070	(8,070)	—
All Other	110,694	(13,700)	96,994
Total	$138,669	$(21,770)	$116,899
Intangible Assets
The components of the Company’s intangible assets as of September 30, 2013 and December 31, 2012 were as follows:

		As of September 30, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$195,345	$(77,105)	$118,240
Customer contracts and contractual relationships	1 to 10 years	32,650	(18,509)	14,141
Non-compete agreements	3 years	300	(233)	67
Total intangible assets		$228,295	$(95,847)	$132,448

		As of December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$191,815	$(57,240)	$134,575
Customer contracts and contractual relationships	1 to 10 years	32,650	(14,194)	18,456
Non-compete agreements	3 years	300	(158)	142
Total intangible assets		$224,765	$(71,592)	$153,173

During the three months ended September 30, 2013, the Company did not purchase any intangible assets. The Company also reclassified certain intangible assets with a gross carrying amount of $2.0 million to assets-held-for-use. These assets were previously classified as assets-held-for-sale within prepaids and other current assets in the condensed consolidated balance sheet. During the nine months ended September 30, 2013, the Company purchased intellectual property of $2.5 million, which was recorded as intangible assets on the condensed consolidated balance sheets. During the three months ended September 30, 2013, the Company did not sell any intangible assets. During the nine months ended September 30, 2013, the Company sold portfolios of its intellectual property covering lighting technologies for $2.3 million and the related gain was recorded as gain from sale of intellectual property in the condensed consolidated statements of operations.
During the nine months ended September 30, 2012, the Company entered into various business combinations and technology asset acquisitions. These transactions had a total purchase price of $48.2 million. These transactions were completed to acquire patents and technology to expand the Company's existing technology for its MID and MTD groups.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended September 30, 2013 and 2012, the Company received $0.9 million and $1.1 million related to the favorable contracts, respectively. For the nine months ended September 30, 2013 and 2012, the Company received $2.2 million and $4.7 million related to the favorable contracts, respectively. As of September 30, 2013 and December 31, 2012, the net balance of the favorable contract intangible assets was $2.6 million and $4.8 million, respectively.
Amortization expense for intangible assets for the three and nine months ended September 30, 2013 was $7.4 million and $21.4 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2012 was $8.0 million and $23.5 million, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2013 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2013 (remaining 3 months)	$9,352
2014	28,266
2015	27,115
2016	26,081
2017	24,625
Thereafter	17,009
$132,448

It is reasonably possible that the businesses could perform significantly below the Company's expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause the goodwill in any of its reporting units or long-lived assets in any of its asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect the Company's future financial results. If the LDT reporting unit is not successful in commercializing new business arrangements, or if the Company is unsuccessful in signing new license agreements or renewing its existing license agreements for the MID and CRI reporting units, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or long-lived assets to become impaired. If the Company determines that its goodwill or long-lived assets are impaired, the Company would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.

6.  Segments and Major Customers
For the three and nine months ended September 30, 2013 and 2012, MID and CTO were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were combined and shown under “All Other.”
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as customer licensing income ("CLI") minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses and the allocation of certain engineering expenses.
CLI is defined as total cash royalties received from its customers under its licensing agreements with them and any product sales. Beginning in the third quarter of 2013, the Company bifurcated royalty payments that it received from SK hynix between revenue and gain from settlement, which was reflected as a credit to operating expenses. The Company has combined revenue from its customers, including SK hynix, and the gain from the SK hynix settlement as customer licensing income to reflect the total amounts received from all of its customers for the periods presented. In addition, customer licensing income includes other patent royalties received but not recognizable as revenue and proceeds from sale of intellectual property. In certain periods presented, certain patent royalties received from a customer were not recognized as revenue as not all revenue recognition criteria were met. Additionally, since the third quarter of 2011, the Company has received patent royalty payments from certain patent license agreements assumed in the acquisition of CRI which were treated as favorable contracts. Cash received from these acquired favorable contracts reduced the favorable contract intangible asset on the Company's balance sheet. The Company has combined these cash royalty payments as CLI to reflect the total amounts received from its customers.
Segment operating expenses do not include marketing, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated marketing, general and administrative expenses as well as corporate level expenses. The presentation of the three and nine months ended September 30, 2012 segment data has been updated to conform with the 2013 segment operating income (loss) definition applied starting in the fourth quarter of 2012.
The tables below present reported segment operating income (loss) for the three and nine months ended September 30, 2013 and 2012, respectively.

	For the Three Months Ended September 30, 2013				For the Nine Months Ended September 30, 2013
	MID	CTO	All Other	Total	MID	CTO	All Other	Total
	(In thousands)				(In thousands)
Revenues	$66,103	$—	$7,191	$73,294	$175,233	$—	$22,846	$198,079
Other patent royalties received	179	—	850	1,029	5,179	—	4,479	9,658
Customer licensing income	$66,282	$—	$8,041	$74,323	$180,412	$—	$27,325	$207,737
Segment operating expenses	7,730	6,530	11,475	25,735	26,001	21,462	33,765	81,228
Segment operating income (loss)	$58,552	$(6,530)	$(3,434)	$48,588	$154,411	$(21,462)	$(6,440)	$126,509
Reconciling items				(39,523)				(110,259)
Operating income				$9,065				$16,250
Interest and other income (expense), net				(8,486)				(24,663)
Income (loss) before income taxes				$579				$(8,413)

	For the Three Months Ended September 30, 2012				For the Nine Months Ended September 30, 2012
	MID	CTO	All Other	Total	MID	CTO	All Other	Total
	(In thousands)				(In thousands)
Revenues	$54,044	$—	$3,486	$57,530	$163,269	$—	$13,339	$176,608
Other patent royalties received	3,750	—	1,125	4,875	3,750	—	4,740	8,490
Customer licensing income	$57,794	$—	$4,611	$62,405	$167,019	$—	$18,079	$185,098
Segment operating expenses	7,147	6,801	7,247	21,195	28,741	21,169	23,435	73,345
Segment operating income (loss)	$50,647	$(6,801)	$(2,636)	$41,210	$138,278	$(21,169)	$(5,356)	$111,753
Reconciling items				(88,310)				(198,160)
Operating loss				$(47,100)				$(86,407)
Interest and other income (expense), net				(7,133)				(20,245)
Loss before income taxes				$(54,233)				$(106,652)
The CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2013 and 2012, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2013	2012	2013	2012
Customer A	31%	38%	34%	38%
Customer B	16%	*	*	*
Customer C	10%	*	*	*
Customer D	*	*	*	10%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of customers' headquarters is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
South Korea	$34,343	$21,648	$78,871	$66,363
USA	15,880	14,309	56,555	45,778
Japan	15,943	17,347	42,812	50,818
Europe	4,098	1,493	11,658	3,564
Canada	2,280	1,983	5,928	5,835
Asia-Other	750	750	2,255	4,250
Total	$73,294	$57,530	$198,079	$176,608

7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of September 30, 2013 and December 31, 2012, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2013
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$295,211	$295,211	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,396	58,406	—	(10)	0.14%
Total cash equivalents and marketable securities	353,607	353,617	—	(10)
Cash	12,750	12,750	—	—
Total cash, cash equivalents and marketable securities	$366,357	$366,367	$—	$(10)

	As of December 31, 2012
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Cash equivalents	$295,211	$129,569
Short term marketable securities	58,396	54,346
Total cash equivalents and marketable securities	353,607	183,915
Cash	12,750	19,415
Total cash, cash equivalents and marketable securities	$366,357	$203,330

The Company continues to invest in highly rated quality, highly liquid debt securities. As of September 30, 2013, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 are as follows:

	Fair Value		Gross Unrealized Loss
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$50,369	$51,819	$(10)	$(15)

The gross unrealized loss at September 30, 2013 and December 31, 2012 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$295,211	$295,211	$—	$—
Corporate notes, bonds and commercial paper	58,396	—	58,396	—
Total available-for-sale securities	$353,607	$295,211	$58,396	$—

	As of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$126,570	$126,570	$—	$—
Corporate notes, bonds and commercial paper	57,345	—	57,345	—
Total available-for-sale securities	$183,915	$126,570	$57,345	$—

The following table presents the financial instruments that are measured on a nonrecurring basis as of September 30, 2013:

(in thousands)	Nine months ended September 30, 2013	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the nine months ended September 30, 2013
Investment in non-marketable securities	$600	$—	$—	$600	$1,400

The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2012, the Company did not incur any impairment loss on its investments. For the nine months ended September 30, 2013, the Company recorded an impairment charge related to its non-marketable equity security of a private company as described below.
The Company made an investment of $2.0 million in a non-marketable equity security of a private company during 2009. Prior to the second quarter of 2013, the Company had not recorded any impairment charges related to this investment as there had been no events that caused a decrease in its fair value below the carrying cost. During the second quarter of 2013, the Company evaluated the fair value of the investment in the non-marketable equity security, and based on the information provided by the private company at that time, determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, the Company recorded an impairment charge of $1.4 million within interest income and other income (expense), net, in the condensed consolidated statements of operations for the second quarter of 2013 and the nine months ended September 30, 2013. There were no impairment charges related to the investment during the third quarter of 2013. Additionally, the Company cannot provide any assurance that its non-marketable equity security will not be further impacted by adverse changes in the general market conditions or deterioration in business prospects of the investee, which may require the Company in the future to record additional impairment charges which could adversely impact its financial results.
For the three and nine months ended September 30, 2013 and 2012, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013			As of December 31, 2012
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014 (the "2014 Notes")	$172,500	$159,731	$177,137	$172,500	$147,556	$172,716
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	138,000	108,316	143,922	—	—	—

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As discussed in Note 9, "Convertible Notes," as of September 30, 2013, the 2014 Notes and 2018 Notes are carried at their face value of $172.5 million and $138.0 million, respectively, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.

9. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of September 30, 2013	As of December 31, 2012
5% Convertible Senior Notes due 2014	$172,500	$172,500
1.125% Convertible Senior Notes due 2018	138,000	—
Total principal amount of convertible notes	$310,500	$172,500

Unamortized discount - 2014 Notes	$(12,769)	$(24,944)
Unamortized discount - 2018 Notes	(29,684)	—
Total unamortized discount	$(42,453)	$(24,944)

Total convertible notes	$268,047	$147,556
Less current portion	159,731	—
Total long-term convertible notes	$108,316	$147,556
During the second quarter of 2013, the 2014 Notes were reclassified from a long-term liability to a short-term liability as they will be due on June 15, 2014.

1.125% Convertible Senior Notes due 2018. On August 16, 2013, the Company issued $138.0 million aggregate principal amount of 1.125% convertible senior notes pursuant to an indenture (the "Indenture") by and between the Company and U.S. Bank, National Association as the trustee. The 2018 Notes will mature on August 15, 2018 (the "Maturity Date"), subject to earlier repurchase or conversion. In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into liability and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. As of the date of issuance, the Company determined that the liability component of the 2018 Notes was $107.7 million and the equity component of the 2018 Notes was $30.3 million. The fair value of the liability component was estimated using an interest rate for a similar instrument without a conversion feature. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over five years through August 2018.

The Company will pay cash interest at an annual rate of 1.125% of the principal amount at issuance, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2014. The Company incurred transaction costs of approximately $3.6 million related to the issuance of 2018 Notes. In accounting for these costs, the Company allocated the costs to the liability and equity components in proportion to the allocation of proceeds from the issuance of the 2018 Notes to such components. Transaction costs allocated to the liability component of $2.8 million were recorded as deferred offering costs in other assets and are being amortized to interest expense using the effective interest method over five years (the expected term of the debt). The transaction costs allocated to the equity component of $0.8 million were recorded as additional paid-in capital. The 2018 Notes are the Company's general unsecured obligations, ranking equally in right of payment to all of Rambus’ existing and future senior unsecured indebtedness, including the 2014 Notes, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2018 Notes.

The 2018 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 82.8329 shares of common stock per $1,000 principal amount of 2018 Notes, subject to adjustment in certain events. This is equivalent to an initial conversion price of approximately $12.07 per share of common stock. Holders may surrender their 2018 Notes for conversion prior to the close of business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the closing sale price of the common stock for 20 or more trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price per share of common stock on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified distributions to holders of the Company's common stock; or (4) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their notes at any time, regardless of the foregoing circumstances. If a holder elects to convert its 2018 Notes in connection with certain fundamental changes, as that term is defined in the Indenture, that occur prior to the Maturity Date, the Company will, in certain circumstances, increase the conversion rate for 2018 Notes converted in connection with such fundamental changes by a specified number of shares of common stock.

Upon conversion of the 2018 Notes, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the notes being converted, as specified in the Indenture.

The Company may not redeem the 2018 Notes at its option prior to the Maturity Date, and no sinking fund is provided for the 2018 Notes.

Upon the occurrence of a fundamental change, holders may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The following events are considered events of default under the Indenture which may result in the acceleration of the maturity of the 2018 Notes:

(1) default in the payment when due of any principal of any of the notes at maturity, upon redemption or upon exercise of a repurchase right or otherwise;

(2) default in the payment of any interest, including additional interest, if any, on any of the notes, when the interest becomes due and payable, and continuance of such default for a period of 30 days;

(3) the Company's failure to deliver cash or cash and shares of the Company's common stock (including any additional shares deliverable as a result of a conversion in connection with a make-whole fundamental change, as defined in the Indenture) when required by the Indenture;

(4) default in the Company's obligation to provide notice of the occurrence of a fundamental change, make-whole fundamental change or distribution to holders of the Company's common stock when required by the Indenture;

(5) the Company's failure to comply with any of the Company's other agreements in the notes or the Indenture (other than those referred to in clauses (1) through (4) above) for 60 days after the Company's receipt of written notice to the Company of such default from the trustee or to the Company and the trustee of such default from holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding;

(6) the Company's failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by the Company or any of the Company's material subsidiaries in excess of $40,000,000 principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, for a period of 30 days after written notice thereof is delivered to the Company by the trustee or to the Company and the trustee by the holders of 25% or more in aggregate principal amount of the notes then outstanding without such failure to pay having been cured or waived, such acceleration having been rescinded or annulled (if applicable) and such indebtedness not having been paid or discharged; and

(7) certain events of bankruptcy, insolvency or reorganization relating to the Company or any of the Company's material subsidiaries (as defined in the Indenture).

If an event of default, other than an event of default described in clause (7) above with respect to the Company, occurs and is continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the principal amount of, and accrued and unpaid interest, including additional interest, if any, on the notes then outstanding to be immediately due and payable. If an event of default described in clause (7) above occurs with respect to the Company, the principal amount of and accrued and unpaid interest, including additional interest, if any, on the notes will automatically become immediately due and payable.

Interest expense related to the notes for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,156	$6,469	$6,469
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	4,416	3,789	12,650	10,856
2018 Notes coupon interest at a rate of 1.125%	$194	$—	$194	$—
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	$719	$—	$719	$—
Total interest expense on convertible notes	$7,485	$5,945	$20,032	$17,325

10. Commitments and Contingencies
As of September 30, 2013, the Company’s material contractual obligations are as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$41,712	$1,452	$5,874	$6,010	$6,156	$6,302	$15,918
Leases and other contractual obligations	9,086	1,458	2,931	2,104	1,235	1,018	340
Software licenses (3)	4,019	40	3,109	497	373	—	—
Acquisition retention bonuses (4)	19,345	1,059	17,593	693	—	—	—
Convertible notes	310,500	—	172,500	—	—	—	138,000
Interest payments related to convertible notes	16,388	4,895	5,865	1,553	1,553	1,553	969
Total	$401,050	$8,904	$207,872	$10,857	$9,317	$8,873	$155,227
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.8 million including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable as of September 30, 2013. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)
The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2013 which are also presented on the Company’s condensed consolidated balance sheet under current and other long-term liabilities.

(4)
In connection with its recent acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $16.9 million of CRI retention bonuses payable on June 3, 2014 can be paid in cash or stock at the Company’s election.

Building lease expense was approximately $0.6 million and $2.4 million for the three and nine months ended September 30, 2013, respectively. Building lease expense was approximately $1.3 million and $3.2 million for the three and nine months ended September 30, 2012, respectively. Deferred rent of $1.5 million and $0.8 million as of September 30, 2013 and December 31, 2012, respectively, were included primarily in other long-term liabilities.

Indemnification
The Company enters into standard license agreements in the ordinary course of business. Although the Company does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements, to the amount of fees received by the Company.
Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of primarily former officers and some current officers. As of September 30, 2013, the Company had made cumulative payments of approximately $32.2 million on their behalf, with no payments made in the quarter ended September 30, 2013. As of September 30, 2012, the Company had made cumulative payments of approximately $32.1 million on their behalf, including $0.1 million in the quarter ended September 30, 2012. These payments were recorded under costs of restatement and related legal activities in the condensed consolidated statements of operations.

11. Equity Incentive Plans and Stock-Based Compensation
As of September 30, 2013, 2,270,044 shares of the 21,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant which included an increase of 6,500,000 shares approved by stockholders on April 26, 2012. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) and the 1999 Non-statutory Stock Option Plan (the “1999 Plan”) will continue to govern awards previously granted under those plans.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2012	2,729,159
Stock options granted	(1,897,887)
Stock options forfeited	2,330,448
Stock options expired under former plans	(625,369)
Nonvested equity stock and stock units granted (1)	(524,844)
Nonvested equity stock and stock units forfeited (1)	258,537
Total available for grant as of September 30, 2013	2,270,044
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 1999 Plan and 2006 Plan for the nine months ended September 30, 2013 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2013.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2012	13,094,815	$12.79
Options granted	1,897,887	5.80
Options exercised	(268,493)	6.84
Options forfeited	(2,330,448)	12.10
Outstanding as of September 30, 2013	12,393,761	11.98	5.61	$26,070
Vested or expected to vest at September 30, 2013	11,652,306	12.34	5.45	23,406
Options exercisable at September 30, 2013	6,562,258	16.87	3.49	5,877

No stock options that contain a market condition were granted during the three and nine months ended September 30, 2013. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. As of September 30, 2013 and December 31, 2012, there were 1,445,000 and 1,535,000 stock options outstanding, respectively, that require the Company to achieve minimum market conditions in order for the options to become exercisable.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2013, based on the $9.40 closing stock price of Rambus’ common stock on September 30, 2013 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2013 was 7,645,637 and 2,268,480, respectively.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 652,272 shares at a price of $4.28 per share during the nine months ended September 30, 2013. The Company issued 169,398 shares at a price of $4.21 per share during the nine months ended September 30, 2012. As of September 30, 2013, 430,243 shares under the ESPP remain available for issuance. On September 27, 2013, the Company filed a Registration Statement on Form S-8, registering 1,500,000 additional shares under the ESPP in connection with the commencement of the next subscription period under the ESPP. Issuance of these additional shares will be subject to shareholder approval amending the ESPP to increase the number of shares reserved for issuance by 1,500,000 shares at the Company’s next annual meeting of shareholders in April 2014.
Stock-Based Compensation
For the nine months ended September 30, 2013 and 2012, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three and nine months ended September 30, 2013, the Company granted 141,575 and 1,897,887 stock options, respectively, with an estimated total grant-date fair value of $0.6 million and $4.7 million, respectively. During the three and nine months ended September 30, 2013, the Company recorded stock-based compensation expense related to stock options of $2.5 million and $8.1 million, respectively.
During the three and nine months ended September 30, 2012, the Company granted 2,590,711 and 7,592,911 stock options (including options granted in the stock option exchange program and options granted that contain a market condition), respectively, with an estimated total grant-date fair value of $3.2 million and $32.3 million, respectively. During the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense related to stock options of $3.6 million and $11.9 million, respectively.
As of September 30, 2013, there was $20.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested as of September 30, 2013 was $71.8 million.
The total intrinsic value of options exercised was $0.6 million and $0.7 million for the three and nine months ended September 30, 2013, respectively. The total intrinsic value of options exercised was $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the nine months ended September 30, 2013, net proceeds from employee stock option exercises totaled approximately $1.8 million.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2013, the Company recorded compensation expense related to the ESPP of $0.4 million and $1.4 million, respectively. For the three and nine months ended September 30, 2012, the Company recorded compensation expense related to the ESPP of $0.6 million and $1.9 million, respectively. As of September 30, 2013, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over one month.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2013 and 2012 calculated in accordance with accounting for share-based payments.
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

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock Option Plans
Expected stock price volatility	45%	65%	45-47%	60-68%
Risk free interest rate	1.5%	0.6%	0.8-1.5%	0.6-0.9%
Expected term (in years)	5.5	5.5	5.4-5.5	5.5 –5.7
Weighted-average fair value of stock options granted to employees	$4.00	$3.06	$2.48	$3.61

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2013	2012
Employee Stock Purchase Plan
Expected stock price volatility	48%	63%
Risk free interest rate	0.1%	0.2%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$1.94	$1.61

_______________________
No shares were issued under the Employee Stock Purchase Plan during the three months ended September 30, 2013 and 2012.

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2013, the Company granted nonvested equity stock units totaling 44,944 and 349,896 shares under the 2006 Plan, respectively. During the three and nine months ended September 30, 2012, the Company granted nonvested equity stock units totaling 46,856 and 506,753 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2013, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.4 million and $2.1 million, respectively. For the three and nine months ended September 30, 2012, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.2 million and $3.5 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and nine months ended September 30, 2013 and 2012, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized immaterial amounts of stock-based compensation expense related to these performance stock units for these periods.
For the three and nine months ended September 30, 2013, the Company recorded stock-based compensation expense of approximately $0.5 million and $2.4 million, respectively, related to all outstanding unvested equity stock grants. For the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense of approximately $1.0 million and $4.3 million, respectively, related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $3.6 million at September 30, 2013. This amount is expected to be recognized over a weighted average period of 2.5 years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2013:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2012	922,491	$10.24
Granted	349,896	6.02
Vested	(350,650)	11.45
Forfeited	(172,349)	10.67
Nonvested at September 30, 2013	749,388	7.60

12.  Stockholders’ Equity
Share Repurchase Program
During the nine months ended September 30, 2013, the Company did not repurchase any shares of its common stock under its share repurchase program. As of September 30, 2013, the Company had repurchased a cumulative total of approximately 26.3 million shares of its common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of September 30, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding common stock.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

13. Restructuring Charges
The 2012 Plan
During the third quarter of 2012, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and by refining some of the Company's research and development efforts (the “2012 Plan”). In connection with this restructuring program, the Company estimates that it will incur aggregate costs of approximately $6.0 million to $10.0 million. During the three months ended September 30, 2013, the Company reversed approximately $0.1 million of restructuring charges due to a change in estimate. During the nine months ended September 30, 2013, the Company incurred restructuring charges of $2.1 million related primarily to the consolidation of certain facilities and the reduction in workforce, of which a majority was related to corporate support functions. Since the inception of the program, the Company has incurred $9.4 million in restructuring related charges. The Company expects to substantially complete its restructuring activities related to this plan by the end of 2013. During the three and nine months ended September 30, 2012, the Company incurred restructuring charges of $6.6 million related primarily to the reduction in workforce, of which $4.0 million was related to the MID reportable segment and $2.6 million was related to corporate support functions.

The following table summarizes the 2012 Plan restructuring activities during the nine months ended September 30, 2013:

	Employee Severance and Related Benefits	Facilities		Total
	(In thousands)
Balance at December 31, 2012	$906	$—		$906
Charges	136	1,960		2,096
Payments	(958)	(1,307)		(2,265)
Non-cash settlements		(653)	*	(653)
Balance at September 30, 2013	$84	—		$84

*The non-cash charge of $653 thousand is related to the termination of the Company's financing obligation associated with abandoning a construction asset at one of its facilities.

The Q3 2013 Plan
During the three months ended September 30, 2013, the Company curtailed its immersive media platform spending and redirected some of its resources to other strategic programs (the “Q3 2013 Plan”). In connection with this restructuring program, the Company estimates that it will incur aggregate costs of approximately $1.0 million to $3.0 million. During the three and nine months ended September 30, 2013, the Company incurred restructuring charges of $1.2 million related primarily to the reduction in workforce, of which a majority was related to the CTO reportable segment. The Company expects to substantially complete its restructuring activities related to this plan by the end of 2014.

The following table summarizes the Q3 2013 Plan restructuring activities during the nine months ended September 30, 2013:

	Employee Severance and Related Benefits	Facilities	Total
	(In thousands)
Balance at December 31, 2012	$—	$—	$—
Charges	1,239	—	1,239
Payments	—	—	—
Non-cash settlements	—	—	—
Balance at September 30, 2013	$1,239	—	$1,239

14. Income Taxes
During the three and nine months ended September 30, 2013 and 2012, the Company calculated its interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because the Company was projecting losses in which a tax benefit cannot be recognized in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company recorded a provision for income taxes of $6.3 million and $3.9 million for the three months ended September 30, 2013 and 2012, respectively, and $15.6 million and $11.6 million for the nine months ended September 30, 2013 and 2012, respectively. The provision for income taxes for the three and nine months ended September 30, 2013 and 2012, is primarily comprised of withholding taxes and other foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

During the three and nine months ended September 30, 2013, the Company paid withholding taxes of $5.8 million and $13.4 million, respectively. During the three and nine months ended September 30, 2012, the Company paid withholding taxes of $3.7 million and $11.8 million, respectively.
As of September 30, 2013, a full valuation allowance has been recorded against the U.S. deferred tax assets.
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
As of September 30, 2013, the Company had approximately $16.8 million of unrecognized tax benefits, including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable. If recognized, approximately $2.0 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2012, the Company had $16.8 million of unrecognized tax benefits, including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2013 and December 31, 2012, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for tax years before 2009. The Company is no longer subject to examination by the State of California for tax years before 2008. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination by the IRS and the State of California. The IRS commenced an exam of the Company's 2010 through 2011 tax years during the first quarter of 2013. Additionally, certain states have also commenced examinations for certain tax years during the third quarter of 2013. The Company is also subject to examination in various other foreign jurisdictions, including India, for various periods.
Additionally, the Company's future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

15. Litigation and Asserted Claims
SK hynix Litigation
U.S District Court of the Northern District of California
On August 29, 2000, SK hynix (formerly Hyundai and Hynix) and various subsidiaries filed suit against Rambus in the U.S. District Court for the Northern District of California. The complaint asserts claims for fraud, violations of federal antitrust laws and deceptive practices in connection with Rambus' participation in a standards-setting organization called JEDEC, and seeks a declaratory judgment that the Rambus patents-in-suit are unenforceable, invalid and not infringed by SK hynix, compensatory and punitive damages, and attorneys' fees. Rambus denied SK hynix's claims and filed counterclaims for patent infringement against SK hynix. The case was divided into three phases: (1) unclean hands; (2) patent infringement; and (3) antitrust, equitable estoppel, and other JEDEC-related issues. Rambus prevailed in all three phases and judgment was entered against SK hynix. On appeal, the Federal Circuit vacated the judgment and remanded the case back to the district court for further proceedings consistent with its unclean hands and spoliation opinions in the SK hynix and Micron cases. SK hynix was also awarded costs of appeal. The Company had previously accrued approximately $8.1 million related to those costs.
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
On December 19, 2012, the district court held a hearing on the reasonable royalty motion. SK hynix's motion for summary judgment of invalidity, new trial, or a stay of the case, and Rambus' motion to amend the unclean hands decision. No decisions have issued to date.
SK hynix subsequently filed a motion for collateral estoppel based on the Micron spoliation decision on remand. On February 27, 2013, the district court issued notice that SK hynix's motion has been submitted without oral argument from the parties.
On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 16 "Agreement with SK hynix." As a result of the settlement, the Company has reversed the cost accrual of $8.1 million referenced above during the second quarter of 2013, which was included in marketing, general and administrative expenses in the condensed consolidated statements of operations.
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
On January 2, 2013, the court issued its decision finding that Rambus had spoliated documents in bad faith, that Micron's inequitable conduct defense and JEDEC-based claims and defenses related to patent misuse, antitrust, and unfair competition were prejudiced, and that the patents-in-suit are thus unenforceable against Micron. The court issued an order on January 24, 2013, directing judgment to be entered against Rambus on the patent infringement claims in 30 days, and staying the remainder of the case pending appeal. Rambus filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on March 27, 2013. Rambus' opening appellate brief was filed in July 2013 and Micron filed a responsive brief in October 2013. Rambus is scheduled to file a reply brief in November 2013.
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
DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation (“DDR2”)
U.S District Court in the Northern District of California
On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court for the Northern District of California against SK hynix, Infineon, Nanya, and Inotera. Infineon and Inotera were subsequently dismissed from this litigation as was Samsung, which previously had been added as a defendant. Rambus alleges that certain of its patents are infringed by certain of the defendants' SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 and other advanced memory products. This case has been stayed since February 3, 2009. On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties.
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
On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 16 "Agreement with SK hynix."
Superior Court of California for the County of San Francisco
On May 5, 2004, Rambus filed a lawsuit against Micron, SK hynix, Infineon and Siemens in San Francisco Superior Court seeking damages for conspiring to fix prices, conspiring to monopolize under the Cartwright Act, intentional interference with prospective economic advantage, and unfair competition. This lawsuit alleges that there were concerted efforts beginning in the 1990s to deter innovation in the DRAM market and to boycott Rambus and/or deter market acceptance of Rambus' RDRAM product. Subsequently, Infineon and Siemens were dismissed from this action (as a result of a settlement with Infineon) and three Samsung-related entities were added as defendants and later dismissed (as a result of a settlement with Samsung).
A jury trial against Micron and SK hynix began on June 20, 2011. On November 16, 2011, the jury returned a verdict in favor of Micron and SK hynix and against Rambus, and judgment was entered by the Court on February 15, 2012. The court issued an order on January 29, 2013, awarding costs to Micron and SK hynix of $0.5 million and $0.4 million, respectively.
Rambus filed a notice of appeal on April 3, 2012 and thereafter filed its opening brief on appeal on September 19, 2012. Defendants filed their responsive briefs on March 8, 2013. Rambus filed its reply brief on July 12, 2013.
On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 16 "Agreement with SK hynix." As a result of the settlement, the Company has reversed the cost accrual of $0.4 million referenced above during the second quarter of 2013, which was included in marketing, general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2013, $0.5 million of the costs awarded to Micron remained accrued.
Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation
International Trade Commission 2010 Investigation
On December 1, 2010, Rambus filed a complaint with the United States International Trade Commission (the “ITC”) requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and certain Serial AT Attachment (“SATA”) and Serial Attached SCSI (“SAS”) interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents.  The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those accused companies' products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. The complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation.  On December 29, 2010, the ITC instituted the investigation. On June 20, 2011, January 17, 2012, and March 19, 2012, respectively, the administrative law judge granted joint motions to terminate the investigation as to Freescale, Broadcom and Mediatek pursuant to the parties' settlement agreement. A final hearing before the administrative law judge was held October 12-20, 2011.
On July 25, 2012, the ITC issued the notice of its determination to terminate the investigation with a finding of no violation for the following reasons: all of the asserted patent claims were invalid due to anticipation or obviousness, except for certain Dally claims that include multiple-transmitters for which the ITC determined there was no infringement; Rambus did not demonstrate the existence of a domestic industry for both the Barth and Dally patents; the Barth patents were unenforceable under the doctrine of unclean hands; and the Barth patents were exhausted as to one respondent. The ITC's opinion setting forth its determinations was issued on July 31, 2012. Rambus filed a notice of appeal on September 21, 2012. Rambus and LSI announced that they had entered into a settlement of their disputes on February 19, 2013. Rambus filed its opening brief on May 23, 2013 and the appeal was dismissed on June 24, 2013 as a result of the settlement with STMicroelectronics as the only remaining respondent.
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
The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. A reasonably possible loss in excess of amounts accrued is not material to the condensed consolidated financial statements.

16. Agreement with SK hynix
On June 11, 2013, Rambus, SK hynix and certain related entities of SK hynix entered into a settlement agreement, pursuant to which the parties have agreed to release all claims against each other with respect to all outstanding litigation between them. Pursuant to the settlement agreement, Rambus and SK hynix entered into a semiconductor patent license agreement on June 11, 2013, under which SK hynix licenses from Rambus non-exclusive rights to certain Rambus patents and has agreed to pay Rambus cash amounts over the next five years as described below. Under the license agreement, Rambus has granted to SK hynix (i) a paid-up perpetual patent license for certain identified SK hynix DRAM products and (ii) a five-year term patent license to all other DRAM and other semiconductor products. Each license is a non-exclusive, non-transferable, royalty-bearing, worldwide patent license, without the right to sublicense, solely under the applicable patent claims of Rambus for such licensed products, to make (including have made), use, sell, offer for sale and/or import such licensed products until the expiration or termination of the license pursuant to the terms of the license agreement. The license agreement requires that SK hynix pay Rambus cash payments over the next five years of a fixed amount of $12.0 million each quarter, commencing in the quarter ended September 30, 2013. Additional payments or certain adjustments to the payments by SK hynix to Rambus under the license agreement may be due for certain acquisitions of businesses or assets by SK hynix involving unlicensed products. The license agreement and the licenses granted thereunder may be modified under certain conditions and may be terminated upon a material breach by a party of its obligations under the agreement, a bankruptcy event involving a party or a change of control of SK hynix subject to certain conditions.

The agreement with SK hynix is considered a multiple element arrangement for accounting purposes. For a multiple element arrangement under the applicable accounting rules, the Company is required to identify specific elements of the arrangement and then determine when those elements should be recognized. The Company identified three elements in the arrangement: antitrust litigation settlement, settlement of past infringement, and license agreement. The Company considered several factors in determining the accounting fair value of the elements of the SK hynix agreement which included a third party valuation using an income approach (collectively the “Fair Value”). The inputs and assumptions used in this accounting valuation were from a market participant perspective and included projected customer revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and discretion, and is based upon a number of factors, including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions may have had a substantial impact on the Fair Value as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction. The following estimates do not reflect any agreement (expressed or implied) reached between the parties on the values attributed to any aspect of this transaction. The estimated Fair Value is determined as follows:

(in millions)	Estimated Fair Value
Antitrust litigation settlement	$4.0
Settlement of past infringement	280.0
License agreement	250.0
Total Fair Value	$534.0

The total consideration of $240.0 million (as per the terms of the agreement with SK hynix) takes into account the court ruling in May 2013 that $250.0 million should be applied as a credit against the court’s March 2009 award to Rambus in the SK hynix litigation. Using the accounting guidance from multiple element revenue arrangements, the Company allocated the consideration to each element using the estimated Fair Value of the elements which include antitrust litigation settlement, settlement of past infringement, and license agreement as shown in the table above. The following allocations do not reflect any agreement (expressed or implied) reached between the parties on the values attributed to any aspect of this transaction, but instead, reflect only what is required as disclosure under the applicable accounting rules. Based on the estimated Fair Value, the total consideration of $240.0 million was allocated to the following elements:

(in millions)	Allocated Consideration
Antitrust litigation settlement	$1.9
Settlement of past infringement	125.8
License agreement	112.3
Total consideration	$240.0

The consideration of $240.0 million (assuming no adjustments to the payments under the terms of the agreements) will be recognized in the Company’s financial statements until 2018 as follows:

·
$238.1 million as "royalty revenue" which represents the allocated consideration related to the settlement of past infringement ($125.8 million) from the resolution of the infringement litigation and the patent license agreement ($112.3 million); and

·	$1.9 million as "gain from settlement" which represents the allocated consideration related to the resolution of the antitrust litigation.

During the three and nine months ended September 30, 2013, the Company received cash consideration of $12.0 million from SK hynix. The amount was allocated between royalty revenue ($11.8 million) and gain from settlement ($0.2 million) based on the elements’ Fair Value.

The remaining $228.0 million is expected to be paid in successive quarterly payments of $12.0 million, concluding in the second quarter of 2018.

The cumulative cash receipts through September 30, 2013 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Received to-date in	Estimated to Be Received in						Total Estimated Cash Receipts
	2013	Remainder of 2013	2014	2015	2016	2017	2018
(in millions)
Royalty revenue	$11.8	$11.8	$47.3	$47.3	$47.9	$48.0	$24.0	$238.1
Gain from settlement	0.2	0.2	0.7	0.7	0.1	—	—	1.9
Total	$12.0	$12.0	$48.0	$48.0	$48.0	$48.0	$24.0	$240.0

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

Business Overview
We are an innovative technology solutions company that brings invention to market. Unleashing the intellectual power of our world-class engineers and scientists in a collaborative and synergistic way, we invent, develop, offer and license solutions that challenge and enable our customers to create the future. While we are best known for creating superior semiconductor memory architectures, we are also developing world-changing products and services in security and advanced LED lighting. We believe we have established an unparalleled business platform and licensing platform that will continue to foster the development of new foundational technologies. In addition to licensing, we are creating new business opportunities through offering products and services where our goal is to perpetuate strong company operating performance and long-term stockholder value. We generate revenue by licensing our inventions and solutions and providing services to market-leading companies.
While we have historically focused our efforts on the development of technologies for electronics memory and chip interfaces, we have been expanding our portfolio of inventions and solutions to address additional markets in lighting, chip and system security, as well as new areas within the semiconductor industry, such as imaging and non-volatile memory. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through both our licensing and non-licensing business models. Key to our efforts, both in our current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute our plans and strategies.
We have three business units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; and (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting. A centralized research and development and business incubation organization ("CTO") has been formed to consolidate early-stage investments, including longer-term research activities and worldwide engineering. As of September 30, 2013, MID and CTO were considered reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were combined and shown under “All Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
As of September 30, 2013, our semiconductor, lighting, security and other technologies are covered by 1,868 U.S. and foreign patents. Additionally, we have 893 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
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
The remainder of our revenue is contract and other revenue which includes license fees, engineering services fees and product sales. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.
We intend to continue making significant expenditures associated with engineering, marketing, general and administration and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate at which our revenue or expenses change.

Executive Summary
During the third quarter of 2013, we expanded our agreement with Freescale. The new Freescale agreement extends Freescale’s access to our innovations for memory controllers and serial links and provides Freescale with the ability to collaborate with us on resistive memory technology for embedded applications.
Also during the third quarter of 2013, we curtailed our immersive media platform spending and redirected some of our resources to other strategic programs. As a result of this action, we recorded a non-cash charge for the impairment of goodwill of $8.1 million and a restructuring charge of $1.2 million. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists. We conducted this impairment review as a result of the change of our strategy related to our immersive media platform.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses in the aggregate for the three months ended September 30, 2013 decreased $1.7 million as compared to the same period in 2012 primarily due to decreased accrual of retention bonuses related to past acquisitions of $2.5 million, decreased legal costs related to patent filings and prosecution costs of $1.2 million, offset by an increase in funding of the 2013 corporate incentive plan ("CIP") of $1.0 million due to higher achievement and a one-time receipt of $0.9 million related to the sale of some patents in the third quarter of 2012. Our engineering expenses in the aggregate for the nine months ended September 30, 2013 decreased $15.4 million as compared to the same period in 2012 primarily due to decreased accrual of retention bonuses related to past acquisitions of $9.6 million, decreased legal costs related to patent filings and prosecution costs of $3.4 million, decreased stock-based compensation expenses of $2.4 million and decreased headcount related costs of $2.2 million.
Marketing, general and administrative expenses in the aggregate for the three months ended September 30, 2013 decreased $5.6 million as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $1.9 million. Non-litigation related marketing, general and administrative costs decreased in the third quarter of 2013 primarily due to decreased headcount related costs of $1.1 million, decreased stock-based compensation expenses of $1.2 million, decreased consulting costs of $1.1 million and decreased facilities costs of $1.0 million, offset by an increase in funding of the 2013 CIP of $1.2 million due to higher achievement. Marketing, general and administrative expenses in the aggregate for the nine months ended September 30, 2013 decreased $33.4 million as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $14.6 million. Non-litigation related marketing, general and administrative costs decreased for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to decreased headcount related costs of $4.0 million, decreased stock-based compensation expenses of $3.7 million, decreased consulting costs of $3.2 million and decreased sales and marketing costs of $2.4 million.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.

We have a high degree of revenue concentration, with our top five customers representing approximately 69% and 61% of our revenue for three and nine months ended September 30, 2013, respectively, as compared to 68% and 69% for the three and nine months ended September 30, 2012, respectively. As a result of our settlement with Samsung in 2010 and SK hynix in June 2013, both Samsung and SK hynix are expected to account for a significant portion of our ongoing licensing revenue. Elpida, one of our top five customers, recently underwent a change of control on July 31, 2013, through an acquisition of 100% of its outstanding equity by Micron Technology, Inc. The impact of this consolidation with respect to our relationship with Elpida is uncertain at this time, but may have a material adverse effect on our operating results and financial condition. For the three months ended September 30, 2013, revenue from Elpida, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2013 and three months ended September 30, 2012, revenue from Samsung accounted for 10% or more of our total revenue. For the nine months ended September 30, 2012, revenue from NVIDIA and Samsung each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 78% and 71% of our total revenue for the three and nine months ended September 30, 2013, respectively, as compared to 75% and 74% for the three and nine months ended September 30, 2012, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers have been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate and as a percentage of revenue decreased for the three and nine months ended September 30, 2013 as compared to the same period in the prior year. In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the three and nine months ended September 30, 2013 as compared to the same period in the prior year. Historically, we have been involved in litigation stemming from the unlicensed use of our inventions. Our litigation expenses have been high in the past and difficult to predict, and future litigation expenses could be significant, volatile and difficult to predict. If we are successful in the litigation and/or related licensing, our revenue could be substantially higher in the future. If we are unsuccessful, our revenue may not grow or may decrease. Furthermore, our success in litigation matters pending before courts and regulatory bodies that relate to our intellectual property rights have impacted and will likely continue to impact our ability and the terms upon which we are able to negotiate new or renegotiate existing licenses for our technology. We may continue to pursue litigation against those companies that have infringed our patented technologies, which in turn may cause us to incur significant litigation expenses until such litigation is resolved. Additionally, in the near term, we expect our non-litigation marketing, general and administrative costs to remain relatively flat.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Royalties	96.9%	99.7%	98.1%	99.2%
Contract and other revenue	3.1%	0.3%	1.9%	0.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	12.2%	13.1%	11.5%	12.5%
Research and development*	37.6%	53.3%	46.0%	60.8%
Marketing, general and administrative*	25.5%	42.2%	29.2%	51.7%
Gain from sale of intellectual property	0.0%	—%	(0.7)%	—%
Costs of restatement and related legal activities	0.0%	0.1%	0.0%	0.1%
Restructuring charges	1.5%	11.5%	1.7%	3.7%
Impairment of goodwill and long-lived assets	11.0%	61.7%	4.1%	20.1%
Gain from settlement	(0.2)%	—%	(0.1)%	—%
Total operating costs and expenses	87.6%	181.9%	91.7%	148.9%
Operating income (loss)	12.4%	(81.9)%	8.3%	(48.9)%
Interest income and other income (expense), net	0.1%	0.0%	(0.7)%	0.1%
Interest expense	(11.7)%	(12.4)%	(11.8)%	(11.6)%
Interest and other income (expense), net	(11.6)%	(12.4)%	(12.5)%	(11.5)%
Income (loss) before income taxes	0.8%	(94.3)%	(4.2)%	(60.4)%
Provision for income taxes	8.6%	6.7%	7.9%	6.5%
Net loss	(7.8)%	(101.0)%	(12.1)%	(66.9)%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%	0.0%	0.0%
Research and development	2.2%	3.9%	2.6%	4.3%
Marketing, general and administrative	2.4%	5.0%	3.4%	5.9%

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Total Revenue
Royalties	$71.0	$57.3	23.8%	$194.2	$175.1	10.9%
Contract and other revenue	2.3	0.2	NM*	3.9	1.5	NM*
Total revenue	$73.3	$57.5	27.4%	$198.1	$176.6	12.2%
__________________________________

*	NM — percentage is not meaningful

Royalty Revenue
Patent Licenses
Our patent royalties increased approximately $16.3 million to $67.6 million for the three months ended September 30, 2013 from $51.3 million for the same period in 2012. The increase was primarily due to royalty revenue recognized from the agreements signed with SK hynix.

Our patent royalties increased approximately $23.5 million to $183.7 million for the nine months ended September 30, 2013 from $160.2 million for the same period in 2012. The increase was primarily due to royalty revenue recognized in the third quarter of 2013 from SK hynix and recognition of one-time royalty revenue during the first quarter of 2013 from LSI

Corporation.
We are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Solutions Licenses
Royalties from solutions licenses decreased approximately $2.6 million to $3.4 million for the three months ended September 30, 2013 from $6.0 million for the same period in 2012. Royalties from solutions licenses decreased approximately $4.4 million to $10.5 million for the nine months ended September 30, 2013 from $14.9 million for the same period in 2012. The decrease in both periods were primarily due to lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDRTM DRAM associated with decreased shipments of the Sony PlayStation®3 product.
In the future, we expect solutions royalties will vary from period to period based on our customers' shipment volumes, sales prices, and product mix.
Royalty Revenue by Reportable Segments
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, increased approximately $12.1 million to $66.1 million for the three months ended September 30, 2013 from $54.0 million for the same period in 2012. The increase was primarily due to royalty revenue recognized from the agreements signed with SK hynix. Royalty revenue from the MID reportable segment increased approximately $12.9 million to $175.2 million for the nine months ended September 30, 2013 from $162.3 million for the same period in 2012. The increase was primarily due to royalty revenue recognized in the third quarter of 2013 from SK hynix and recognition of one-time royalty revenue during the first quarter of 2013 from LSI Corporation.
Royalty revenue from the All Other reportable segment increased approximately $1.6 million to $4.9 million for the three months ended September 30, 2013 from $3.3 million for the same period in 2012. Royalty revenue from the All Other reportable segment increased approximately $6.2 million to $19.0 million for the nine months ended September 30, 2013 from $12.8 million for the same period in 2012. The increase in both periods was primarily due to the increased revenue from CRI.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development as well as sale of LED edge-lit products. Contract and other revenue increased approximately $2.1 million to $2.3 million for the three months ended September 30, 2013 from $0.2 million for the same period in 2012. Contract and other revenue increased approximately $2.4 million to $3.9 million for the nine months ended September 30, 2013 from $1.5 million for the same period in 2012. The increase in both periods was primarily due to new LDT technology development projects and LDT product sales.
We believe that contract and other revenue will increase over time as we continue to roll out new LDT products to the market. Revenue from technology development contracts will continue to fluctuate over time based on our ongoing contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.

Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment was immaterial for both the three months ended September 30, 2013 and 2012. Contract and other revenue from the MID reportable segment decreased approximately $0.9 million to $0.1 million for the nine months ended September 30, 2013 from $1.0 million for the same period in 2012. The decrease for both periods was primarily due to absence of new technology development contracts.
Contract and other revenue from the All Other reportable segment increased approximately $2.1 million to $2.3 million for the three months ended September 30, 2013 from $0.2 million for the same period in 2012. Contract and other revenue from the All Other reportable segment increased approximately $3.3 million to $3.8 million for the nine months ended September 30, 2013 from $0.5 million for the same period in 2012. The increase for both periods was primarily due to the LDT product sales.

Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Engineering costs
Cost of revenue	$2.3	$0.2	NM*	$3.4	$0.5	NM*
Amortization of intangible assets	6.7	7.3	(7.8)%	19.5	21.5	(9.5)%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of revenue	9.0	7.5	19.0%	22.9	22.0	3.7%
Research and development	25.9	28.5	(8.9)%	86.0	99.9	(13.9)%
Stock-based compensation	1.6	2.2	(26.6)%	5.1	7.5	(31.8)%
Total research and development	27.5	30.7	(10.2)%	91.1	107.4	(15.1)%
Total engineering costs	$36.5	$38.2	(4.4)%	$114.0	$129.4	(11.9)%
__________________________________

*	NM — percentage is not meaningful
Total engineering costs decreased $1.7 million for the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to decreased accrual of retention bonuses related to past acquisitions of $2.5 million, decreased legal costs related to patent filings and prosecution costs of $1.2 million, offset by an increase in funding of the 2013 CIP of $1.0 million due to higher achievement, and a one-time receipt of $0.9 million related to the sale of some patents in the third quarter of 2012.
Total engineering costs decreased $15.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to decreased accrual of retention bonuses related to past acquisitions of $9.6 million, decreased legal costs related to patent filings and prosecution costs of $3.4 million, decreased stock-based compensation expenses of $2.4 million and decreased headcount related costs of $2.2 million due to our restructuring efforts in the third quarter of 2012 and cost cutting measures.
In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$16.3	$18.8	(13.7)%	$54.6	$69.7	(21.5)%
Litigation expense	0.7	2.6	(71.6)%	(3.4)	11.2	NM*
Stock-based compensation	1.7	2.9	(39.7)%	6.7	10.4	(35.7)%
Total marketing, general and administrative costs	$18.7	$24.3	(22.9)%	$57.9	$91.3	(36.5)%
__________________________________

*	NM — percentage is not meaningful
Total marketing, general and administrative costs decreased $5.6 million for the three months ended September 30, 2013 as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $1.9 million. Non-litigation related marketing, general and administrative costs decreased in the third quarter of 2013 primarily due to decreased headcount related costs of $1.1 million, decreased stock-based compensation expenses of $1.2 million, decreased consulting costs of $1.1 million and decreased facility costs of $1.0 million from our cost cutting measures. Additionally, there was a decrease in accrual of the retention bonuses related to past acquisitions of $0.5 million. These decreases were offset by an increase in funding of the 2013 CIP of $1.2 million due to higher achievement.

Total marketing, general and administrative costs decreased $33.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012 which included a decrease in litigation expenses related to ongoing major cases of $14.6 million. The decrease in litigation expenses included a one-time reversal of accrued SK hynix related litigation costs of $8.5 million. Non-litigation related marketing, general and administrative costs decreased for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to decreased headcount related costs of $4.0 million, decreased stock-based compensation expenses of $3.7 million, decreased consulting costs of $3.2 million and decreased sales and marketing costs of $2.4 million from our restructuring efforts in the third quarter of 2012 and cost cutting measures. Additionally, there was a decrease in accrual of the retention bonuses related to past acquisitions of $2.0 million.
In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our non-litigation marketing, general and administrative costs to remain relatively flat. Litigation expenses are expected to vary from period to period due to the variability of litigation activities.
Gain from sale of intellectual property:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Gain from sale of intellectual property	$—	$—	N/A*	$1.4	$—	N/A*
__________________________________

*	N/A — not applicable
During the first half of 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments.
Restructuring charges:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Restructuring charges	$1.1	$6.6	(83.0)%	$3.3	$6.6	(49.6)%
__________________________________
During the third quarter of 2013, we curtailed our immersive media platform spending and redirected some of the our resources to other strategic programs. As a result of this action, we recorded a restructuring charge of $1.2 million related primarily to the reduction in workforce, of which a majority was related to the CTO reportable segment. We expect to substantially complete our restructuring activities related to this plan by the end of 2014.
During the third quarter of 2012, we initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of our research and development efforts. As a result of the 2012 restructuring program, we recorded a restructuring charge of $6.6 million during the third quarter of 2012, $2.2 million during the first quarter of 2013 and reversed $0.1 million during the third quarter of 2013 due to a change in estimate. The $6.6 million restructuring charge in the third quarter of 2012 was related primarily to the reduction in workforce and included approximately $1.8 million in early termination payments to certain employees related to their previous retention bonus arrangements. The $2.2 million restructuring charge in the first quarter of 2013 was related primarily to the consolidation of certain facilities and the reduction in workforce, of which a majority was related to corporate support functions.
Refer to Note 13, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Impairment of goodwill and long-lived assets:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Impairment of goodwill and long-lived assets	$8.1	$35.5	(77.2)%	$8.1	$35.5	(77.2)%
__________________________________
For the three months ended September 30, 2013, we recorded a non-cash charge for the impairment of goodwill within our MTD group of approximately $8.1 million. During the third quarter of 2013, we curtailed our immersive media platform spending and redirected some of our resources to other strategic programs. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists. We conducted this impairment review as a result of the change of our strategy related to our immersive media platform.
During the third quarter of 2012, we recorded a non-cash charge for the impairment of goodwill and long-lived assets within our LDT group of approximately $35.5 million. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists. We conducted this impairment review as a result of the change in our business strategy with less focus on the higher margin display technology licensing and an increased focus on general lighting technologies. Refer to Note 5, “Intangible Assets and Goodwill,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Gain from settlement:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Gain from settlement	$0.2	$—	N/A*	$0.2	$—	N/A*
__________________________________

*	N/A — not applicable
The settlement with SK hynix is a multiple element arrangement for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix which included a third party valuation using an income approach (the “Fair Value”). The total gain from settlement related to the settlement with SK hynix is $1.9 million, of which $0.2 million was recognized during the three and nine months ended September 30, 2013. The gain from settlement represents the Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlement. Refer to Note 16, “Agreement with SK hynix,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Interest and other income (expense), net:

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Interest income and other income (expense), net	$0.1	$—	NM*	$(1.4)	$0.2	NM*
Interest expense	(8.6)	(7.1)	20.1%	(23.3)	(20.4)	14.1%
Interest and other income (expense), net	$(8.5)	$(7.1)	19.0%	$(24.7)	$(20.2)	21.8%
__________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities. Additionally, in the second quarter of 2013, during our review of the fair value of our $2.0 million investment in a non-marketable equity security of a private company, based on the information provided by the private company, we determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, we recorded an impairment charge of $1.4 million related to our investment in the non-marketable equity security for the nine months ended September 30, 2013.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and 1.125% convertible senior notes due 2018 (the “2018 Notes”), which were issued during the third quarter of 2013, as well as the coupon interest related to the notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
Provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2013	2012	Percentage	2013	2012	Percentage
Provision for income taxes	$6.3	$3.9	63.1%	$15.6	$11.6	34.7%
Effective tax rate	1,088.8%	(7.1)%		(184.9)%	(10.8)%
Our effective tax rates for the three and nine months ended September 30, 2013 were different from the U.S. statutory tax rate applied to our pretax loss due to a full valuation allowance on our U.S. net deferred tax assets, losses in jurisdictions where no tax benefits are recognized, and foreign withholding and income taxes. During the quarter ended September 30, 2013, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we are projecting losses in which a tax benefit cannot be recognized.
During the three and nine months ended September 30, 2013, we paid withholding taxes of $5.8 million and $13.4 million, respectively. We recorded a provision for income taxes of $6.3 million and $15.6 million, respectively, for the three and nine months ended September 30, 2013, which is primarily comprised of withholding taxes and other foreign taxes.
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

Liquidity and Capital Resources

	As of
	September 30, 2013	December 31, 2012
	(In millions)
Cash and cash equivalents	$308.0	$149.0
Marketable securities	58.4	54.3
Total cash, cash equivalents, and marketable securities	$366.4	$203.3

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$30.8	$(19.8)
Net cash provided by (used in) investing activities	$(10.5)	$8.1
Net cash provided by financing activities	$138.8	$1.6

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the nine months ended September 30, 2013 were funded primarily from cash from operations.
We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations or the repayment of the 2014 Notes in June 2014. During the third quarter of 2013, we issued the 2018 Notes, in part, to provide liquidity for the repayment of the 2014 Notes. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies. As described elsewhere in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and this Quarterly Report on Form 10-Q, we are involved in ongoing litigation related to our intellectual property. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
Operating Activities
Cash provided by operating activities of $30.8 million for the nine months ended September 30, 2013 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the nine months ended September 30, 2013 primarily included a decrease in accrued salaries and benefits and other accrued liabilities primarily due to the payment of retention bonuses and a decrease in accrued litigation expenses primarily due to a one-time reversal of accrued SK hynix related litigation costs.
Cash used in operating activities of $19.8 million for the nine months ended September 30, 2012 was primarily attributable to the net loss adjusted for certain non-cash items including impairment of goodwill and long-lived assets of $35.5 million, stock-based compensation expense, non-cash interest expense, depreciation and amortization expense. Changes in operating assets and liabilities for the nine months ended September 30, 2012 primarily included decreases in accounts payable, offset by increases in accrued salaries and prepaid expenses and other assets.
Investing Activities
Cash used in investing activities of $10.5 million for the nine months ended September 30, 2013 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $101.6 million, offset by proceeds from the maturities of available-for-sale marketable securities of $97.3 million. In addition, we paid $5.9 million to acquire property, plant and equipment and $2.5 million for intangible assets. We also received $2.3 million from the sale of intellectual property.
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
Financing Activities
Cash provided by financing activities of $138.8 million for the nine months ended September 30, 2013. We received net proceeds of $134.4 million from the issuance of the 2018 Notes. Additionally, we received proceeds of $4.6 million from the issuance of common stock under equity incentive plans.
Cash provided by financing activities of $1.6 million for the nine months ended September 30, 2012 was primarily due to proceeds of $1.7 million from issuance of common stock under equity incentive plans, partially offset by $0.1 million in payments under installment arrangement for fixed assets.

Contractual Obligations
As of September 30, 2013, our material contractual obligations are (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$41,712	$1,452	$5,874	$6,010	$6,156	$6,302	$15,918
Leases and other contractual obligations	9,086	1,458	2,931	2,104	1,235	1,018	340
Software licenses (3)	4,019	40	3,109	497	373	—	—
Acquisition retention bonuses (4)	19,345	1,059	17,593	693	—	—	—
Convertible notes	310,500	—	172,500	—	—	—	138,000
Interest payments related to convertible notes	16,388	4,895	5,865	1,553	1,553	1,553	969
Total	$401,050	$8,904	$207,872	$10,857	$9,317	$8,873	$155,227
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $16.8 million including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable as of September 30, 2013. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)
We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of September 30, 2013 which are also presented on our condensed consolidated balance sheet under current and other long-term liabilities.

(4)
In connection with our recent acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $16.9 million of CRI retention bonuses payable on June 3, 2014 can be paid in cash or stock at our election.

Share Repurchase Program
During the nine months ended September 30, 2013, we did not repurchase any shares of our common stock. As of September 30, 2013, we had repurchased a cumulative total of approximately 26.3 million shares of our common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of September 30, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding common stock.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the cost of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, expense accrual, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) litigation, (3) goodwill and intangible assets, (4) income taxes, (5) stock-based compensation, (6) marketable securities and (7) convertible notes. For a discussion of our critical accounting estimates regarding (2) through (7), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Certain revenue contracts consist of service fees associated with integration of our solutions into our customers’ products and fees associated with providing training, evaluation and test equipment to our customers. Under the accounting guidance, if the deliverables have standalone value upon delivery, we account for each deliverable separately. When multiple deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on our best estimate of selling price (“BESP”). We have determined that vendor-specific objective evidence of selling price for each deliverable is not available as there lacks a consistent number of standalone sales and third-party evidence is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where our services are sold, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices. In most cases, the relative values of the undelivered components are not significant to the overall arrangement and are typically delivered within twelve months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate BESP and total contract consideration (i.e. discount) is allocated pro-rata across each of the components in the arrangement.
Our revenue consists of royalty revenue and contract and other revenue derived from MID, CRI and LDT operating segments. Royalty revenue consists of patent license and solutions license royalties. Contract and other revenue consists of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ technology solutions into its customers’ products as well as sale of LED edge-lit products.
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
Contract and Other Revenue
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
We recognize revenue from the sale of LED edge-lit products when risk of loss and title have transferred to customers provided all other revenue recognition criteria have been met. Revenue from distributors is recognized on the shipment or delivery of the related products, provided all other revenue recognition criteria have been met. Our agreements with these distributors have terms which are generally consistent with the standard terms and conditions for the sale of our products to end users, and do not provide for product rotation or pricing allowances. We accrue for warranty based on the standard market experience.

Recent Accounting Pronouncements
See Note 3 “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2013, we had an investment portfolio of fixed income marketable securities of $353.6 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2013, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.

The table below summarizes the amortized cost, fair value, unrealized gains (losses) and related weighted average interest rates for our cash equivalents and marketable securities portfolio as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$295,211	$295,211	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,396	58,406	—	(10)	0.14%
Total cash equivalents and marketable securities	353,607	353,617	—	(10)
Cash	12,750	12,750	—	—
Total cash, cash equivalents and marketable securities	$366,357	$366,367	$—	$(10)

	As of December 31, 2012
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)

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
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and Italy and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2013, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The information required by this item regarding legal proceedings is incorporated by reference to the information set forth in Note 15 “Litigation and Asserted Claims” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

Risks Associated With Our Business, Industry and Market Conditions
The success of our business depends on sustaining or growing our royalty and contract and other revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
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
We continue to have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 61% and 69% of our revenue for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, revenue from Samsung accounted for 10% or more of our total revenue. For the nine months ended September 30, 2012, revenue from NVIDIA and Samsung each accounted for 10% or more of our total revenue. As a result of our settlement with Samsung in January 2010, Samsung accounted for a significant portion of our ongoing licensing revenue since 2010 as reflected above. As a result of our settlement with SK hynix in June 2013, we expect SK hynix to account for a significant portion of our licensing revenue in the future. Elpida, one of our top five customers, recently underwent a change of control on July 31, 2013, through an acquisition of 100% of its outstanding equity by Micron Technology, Inc. The impact of this consolidation with respect to our relationship with Elpida is uncertain at this time, but may have a material adverse effect on our operating results and financial condition. We expect to continue to experience significant revenue concentration for the foreseeable future as a result of the addition of new contracts, expiration or termination of existing contracts, renewal of existing contracts, and industry consolidation.

In addition, our license agreements are complex and some of our license agreements contain terms that require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may be subject to interpretation and may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price. These clauses may also require us to reduce royalties payable by existing customers when we enter into or amend agreements with other customers. Any adjustment that reduces royalties from current customers or licensees may have a material adverse effect on our operating results and financial condition.

We continue to be in negotiations with customers and prospective customers to enter into license agreements. Furthermore, any future agreement, including our recent agreements with SK hynix and STMicroelectornics may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect royalties will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In particular, under our license agreement with Samsung, the license fees payable by Samsung are subject to certain adjustments and conditions relating to Samsung's DRAM revenue, and we therefore cannot provide assurances that the revenues generated by this license will not decline in the future. Samsung's obligation to make payments to us under this agreement will expire at the end of 2014. A number of our material license agreements are scheduled to expire in 2015. In addition, some of our material license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, and in particular our license agreement with Samsung, on favorable terms or at all, or if they are terminated, our results of operations may decline significantly.
We have traditionally operated in industries that are highly cyclical and competitive.
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, some DRAM manufacturers have suffered material losses and other adverse effects to their businesses, leading to industry consolidation that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries we operate in, we may achieve a reduced number of licenses or experience tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.
If new competitors, technological advances by existing competitors, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without a commensurate increase in revenue, our operating results could decline. We expect these expenses to increase in the foreseeable future as our technology development efforts continue.
If our counterparties are unable to fulfill their financial and other obligations to us, our business and results of operations may be affected adversely.
Any downturn in economic conditions or other business factors could threaten the financial health of our counterparties, including companies with whom we have entered into licensing arrangements, settlement agreements or that have been subject to litigation judgments that provide for payments to us, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us under licenses, settlement agreements or litigation judgments. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of bankruptcy proceedings.
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers' confidential information, we may incur liability. We expect to continue to devote significant resources to the security of our information technology systems.
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

We do not have extensive experience in manufacturing and marketing products, and as a result, will rely on sales and distribution channels for our products, such as our lighting solutions.  If we are unable to secure sales and distribution channels or do not manage them successfully, our operating results could be adversely affected.
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
We may from time to time be subject to warranty and product liability claims with regard to product performance and effects of our lighting solutions. We could incur losses as a result of repair and replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, product liability claims could affect our reputation and our relationship with customers.
Some of our revenue is subject to the pricing policies of our customers over whom we have no control.
We have no control over our customers' pricing of their products and there can be no assurance that licensed products will be competitively priced or will sell in significant volumes. Any premium charged by our customers in the price of memory and controller chips over alternatives must be reasonable. If the benefits of our technology do not match the price premium charged by our customers, the resulting decline in sales of products incorporating our technology could harm our operating results.
Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.
The process of persuading customers to adopt and license our chip interface, lighting, data security, and other technologies can be lengthy.  Even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each customer. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, our ongoing intellectual property litigation and regulatory actions have and will likely continue to have an impact on our ability to enter into new licenses and renewals of licenses. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure to obtain or an undue delay in obtaining royalties.
Future revenue is difficult to predict for several reasons, and our failure to predict revenue accurately may result in our stock price declining.
Our lengthy license negotiation cycle and our ongoing intellectual property litigation make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers on our estimated timelines and we are often reliant on lengthy litigation timelines for any results or settlements.
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
Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. Our employee turnover has accelerated in the past year as a result of the reduction in our workforce in August 2012 and voluntary separations. The loss of the services of any key employees could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.
We have in the past made and may in the future make acquisitions or enter into mergers, strategic transactions, sales of assets or other arrangements that may not produce expected operating and financial results.
From time to time, we engage in acquisitions, strategic transactions and strategic investments. We have completed a number of acquisitions from 2009 to 2012, including the acquisition of CRI in 2011, our largest acquisition to date. Many of our acquisitions or strategic investments entail a high degree of risk, and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate the financial returns we expect, and we may be subject to liabilities that either are not covered by indemnification protection we may obtain or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
Our strategic investments in new areas of technology may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and unidentified issues not discovered in due diligence. These investments are inherently risky and may not be successful.
In addition, we may record impairment charges related to our acquisitions (in the third quarter of 2013, we recorded an impairment of goodwill related to our MTD reporting unit) or strategic investments. Any losses or impairment charges that we incur related to acquisitions, strategic investments or sales of assets will have a negative impact on our financial results, and we may continue to incur new or additional losses related to acquisitions or strategic investments.
We may have to incur debt or issue equity securities to pay for any future acquisition, which debt or equity securities could involve restrictive covenants or be dilutive to our existing stockholders.
From time to time, we may also divest certain assets, where we may be required to provide certain representations, warranties and covenants to their buyers. While we would seek to ensure the accuracy of such representations and warranties and fulfillment of any ongoing obligations, we may not be completely successful and consequently may be subject to claims by a purchaser of such assets.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
For the nine months ended September 30, 2013 and 2012, revenue received from our international customers constituted approximately 71% and 74%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers' sales are not denominated in U.S. dollars, any royalties which are based on a percentage of the customers' sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
We currently have international design operations in India, France and Italy and business development operations in Japan, Korea and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•
adverse tax treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;

•	unanticipated changes in foreign government laws and regulations;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•	hiring, maintaining and managing a workforce and facilities remotely and under various legal systems;

•	natural disasters, acts of war, terrorism, widespread illness or security breaches;

•	social, political and economic instability;

•	geopolitical issues, including changes in diplomatic and trade relationships; and

•	cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.

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
We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption technology and those related to privacy and other consumer protection matters.
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
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities, which are subject to damage from malicious code and other related vulnerabilities common to networks and computer systems, including acts of vandalism and potential security breach by third parties. Acts of terrorism, widespread illness, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
Unanticipated changes in our tax rates or in the tax laws and regulations could expose us to additional income tax liabilities which could affect our operating results and financial condition.
We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business; there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations as well as other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision, and we are currently undergoing such audits of certain of our tax returns. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.
Our business and operating results could be harmed if we undertake any restructuring activities.
From time to time, we may undertake to restructure our business, such as the reduction in our workforce in August 2012 and September 2013. There are several factors that could cause a restructuring to have an adverse effect on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also would cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
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
We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. In addition, we did not prevail at jury trial in our antitrust suit against certain memory manufacturers in November 2011, which caused the market price of our stock to drop significantly. Although we have settled with one party related to its portion of the suit, we face appeals and further proceedings related to the antitrust suit. See Note 15, “Litigation and Asserted Claims,” and Note 16, “Agreement with SK hynix,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
There can be no assurance that any or all of the opposing parties will not succeed, either at the trial or appellate level, with such claims or counterclaims against us or that they will not in some other way establish broad defenses against our patents, achieve conflicting results or otherwise avoid or delay paying royalties for the use of our patented technology, or obtain orders to require us to pay or reimburse their costs or attorneys' fees in material amounts or post bonds to cover such amounts. Moreover, there is a risk that if one party prevails against us, other parties could use the adverse result to defeat or limit our claims against them; conversely, there can be no assurance that if we prevail against one party, we will succeed against other parties on similar claims, defenses, or counterclaims. In addition, there is the risk that the pending litigations and other circumstances may cause us to accept less than what we now believe to be fair consideration in settlement.
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
Even if we are successful in our litigation, or any settlement of such litigation, there is no guarantee that the applicable opposing parties will be able to pay any damages awards or licensing fees timely or at all as a result of financial difficulties or otherwise. Delay or any or all of these adverse results could cause substantial expenses or declines in our revenue and stock price.
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
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Currently, we are subject to numerous re-examination proceedings, including proceedings initiated by SK hynix and Micron as a defensive action in connection with our litigation against those companies. A number of these re-examination proceedings are being reviewed by the PTO's Board of Patent Appeals and Interferences (“BPAI”). The BPAI has issued decisions in a few cases, finding the challenged claims of Rambus' patents to be invalid. Decisions of the BPAI are subject to further PTO proceedings and appeal to the Court of Appeals for the Federal Circuit. A final adverse decision by the PTO or EPO could invalidate some or all of these patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in our intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and this could cause our revenue to decline substantially.
The pendency of any governmental agency acting as described above may impair our ability to enforce or license our patents or collect royalties from existing or potential customers, as our litigation opponents may attempt to use such proceedings to delay or otherwise impair any pending cases and our existing or potential customers may await the final outcome of any proceedings before agreeing to new licenses or to paying royalties.
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
If we are unable to protect our inventions successfully through the issuance and enforcement of patents, our operating results could be adversely affected.
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

•
changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other intellectual property, including as a result of the passage of the America Invents Act of 2011 (which codifies several significant changes to the U.S. patent laws, including changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued);

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
Furthermore, policymakers, including the President, as well as certain industry stakeholders, have proposed reforming U.S. patent laws and regulations to address perceived issues surrounding patent litigation initiated by non-practicing entities. The U.S. International Trade Commission has also recently taken certain actions that have been viewed as unfavorable to patentees seeking recourse in this forum. While we cannot predict what form any new patent reform laws or regulations may ultimately take, or what impact they may have on our business, any laws or regulations that restrict our ability to enforce our patent rights against third parties could have a material adverse effect on our business.
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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally attempt to not indemnify our customers, some of our license agreements provide limited indemnities, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, lighting, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.
Risks Related to Capitalization Matters and Corporate Governance
The price of our common stock may continue to fluctuate.
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
We and certain of our current and former officers and directors, as well as our current auditors, were subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally alleged that the defendants violated the federal and state securities laws and stated state law claims for fraud and breach of fiduciary duty. Although to date these complaints have either been settled or dismissed, the amount of time to resolve any future lawsuits is uncertain, and these matters could require significant management and financial resources. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
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
Our certificate of incorporation and bylaws, Delaware law and our outstanding convertible notes contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.
Our certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Pursuant to such provisions:

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
Certain provisions of our outstanding notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of such notes will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on such notes, all or a portion of their notes. We may also be required to increase the conversion rate of such notes in the event of certain fundamental changes.
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property, and to meet other needs.
We have substantial existing indebtedness. In 2009, we issued $172.5 million aggregate principal amount of our 2014 Notes, all of which remains outstanding. In August 2013, we issued $138.0 million aggregate principal amount of our 2018 Notes (together with the 2014 Notes, the "Notes"), all of which remains outstanding. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•
a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due, including the remaining aggregate principal amount of the 2014 Notes at maturity in June 2014 and the remaining aggregate principal amount of the 2018 Notes at maturity in August 2018; and

•	we may be required to make cash payments upon any conversion of the Notes, which would reduce our cash on hand.
A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of all of our outstanding Notes. Any required repurchase of the Notes as a result of a fundamental change or acceleration of the Notes would reduce our cash on hand such that we would not have those funds available for use in our business.
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

RAMBUS INC.

Date: October 25, 2013	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.

3.2 (2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.

3.3 (3)	Amended and Restated Bylaws of Registrant dated April 25, 2013.

4.1 (4)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of August 16, 2013.

4.2 (5)	Form of Note for Rambus Inc.’s 1.125% Convertible Senior Notes due 2018.

10.1 (6)	Purchase Agreement by and among Rambus Inc., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Jefferies LLC, dated August 12, 2013.

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

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(4)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 16, 2013.

(5)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 16, 2013.

(6)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 16, 2013.