Form 10-Q/A
period 2013-06-30
RAMBUS INC
filed 2014-01-13
CIK 917273

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) is being filed in connection with the Confidential Treatment Request filed concurrently with the Quarterly Report (“Quarterly Report”) on Form 10-Q for the quarter ended June 30, 2013.  This Amendment is being filed solely to delete previous Exhibit 10.1 in its entirety and to replace it with Exhibit 10.1 filed herewith, to include certain Exhibits to the Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix Inc. and certain SK hynix Inc. affiliates.

Except as set forth in this Amendment, all other information in the Quarterly Report and any Exhibits thereto remain in effect and unchanged.  No revisions have been made to the Registrant’s financial statements or any other disclosure contained in the Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: January 13, 2014	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
10.1*	Settlement Agreement, dated June 11, 2013, among Registrant, SK Hynix and certain SK Hynix affiliates.

10.2(1)*	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK Hynix.

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

(1) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 29, 2013.