Form 10-K
period 2013-12-31
RAMBUS INC
filed 2014-02-21
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $838.1 million based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 113,483,805 as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 24, 2014 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our products and services or our customers' products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in signing and renewing license agreements;

•	Technology product development;

•	Outcome and effect of current and potential future intellectual property litigation and other significant litigation;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	Corporate governance;

•	The level and terms of our outstanding debt;

•	Resolution of the governmental agency matters involving us;

•	Litigation expenses;

•	Protection of intellectual property;

•	Terms of our licenses and amounts owed under license agreements;

•	Indemnification and technical support obligations;

•	Refinancing debt;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders; and

•	Likelihood of paying dividends or repurchasing securities.
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
Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Differential Power Analysis	DPA
Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Field Programmable Gate Arrays	FPGA
Graphics Double Data Rate	GDDR
High Definition Television	HDTV
Input/Output	I/O
Light Emitting Diodes	LED
Liquid Crystal Display	LCD
Low-Power Double Data Rate	LPDDR
Peripheral Component Interconnect	PCI
Rambus Dynamic Random Access Memory	RDRAMTM
Simple Power Analysis	SPA
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDRTM

On occasion we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cooper Lighting, LLC	Cooper Lighting
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Hewlett-Packard Company	Hewlett-Packard
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation	LSI
MediaTek Inc.	MediaTek
Memory and Interfaces Division	MID
Micron Technology, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
NVIDIA Corporation	NVIDIA
Qimonda AG (formerly Infineon’s DRAM operations)	Qimonda
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK hynix, Inc.	SK hynix
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

Item 1.	Business
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
We are an innovative technology solutions company that brings invention to market. Our customers leverage our customizable platforms, services and tools to improve, differentiate and accelerate the development of products and services. Our extensive technology portfolio addresses the evolving power, performance and security requirements of the mobile, cloud computing and connected device markets. Today, we’re driving innovations in smart memory, chip interfaces and architectures, end-to-end security, and advanced LED lighting, while Rambus Labs looks to disruptions and opportunities in tomorrow’s high-growth markets. We generate revenue by licensing our inventions and solutions and providing services to market-leading companies.
While we have historically focused our efforts on the development of technologies for electronics memory and chip interfaces, we have been expanding our portfolio of inventions and solutions to address additional markets in chip and system security as well as LED-based lighting. We also are exploring new areas within the semiconductor space such as computational sensing and imaging. We intend to continue to identify disruptions and opportunities in both traditional and new technology fields, consistent with our goal of creating great value through our innovations and to make those technologies available through both our licensing and non-licensing business models. Key to our efforts, both in our current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute our plans and strategies.
Rambus has four main operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting; and (4) Chief Technology Office, or CTO, which focuses on the design, development and productization of emerging technologies.
Our inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Royalties from licenses accounted for 97%, 99% and 96% of our consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for up to ten years. The majority of our intellectual property in MID was developed in-house and we intend to expand our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. In 2013, we signed patent license agreements with customers for aggregate revenues of up to $1.2 billion, to be paid over the next ten years.
While patent licensing makes up the majority of our revenue today, our goal is to migrate more of our efforts toward providing solutions licenses where our technologies are incorporated into our customers’ products and/or systems. Our solutions licenses are designed to support the implementation and adoption of our technology into our customers’ products or services. As part of these offerings, we can provide a range of services that can include access to technical experts, advanced system design and analysis, hardware and software to enhance design and validation, system IP and specifications, and process-specific hard and soft macros, along with other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
Background

The demand for increased performance and improved power efficiency in computers, tablets, smartphones, consumer electronics and other electronic systems rises dramatically with each passing year. Semiconductor and system designers face key challenges in sustaining this pace of innovation. We strive to offer compelling technologies that provide value to our customers. A key component of our current business model is intellectual property licensing. Our intellectual property broadly includes (but is not limited to) our technologies, solutions, and patents that incorporate our innovations. We focus on intellectual property that has the potential to enable future high-volume, mass-market platforms.
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
To address these challenges and enable the continued improvement of electronics systems, ongoing innovation is required. The many contributions and patented innovations developed by Rambus scientists and engineers have been, and continue to be, critical in addressing some of the most difficult chip and system challenges. To maximize the value of our intellectual property, we have adopted a licensing strategy that takes advantage of the adoption life cycle of new technologies. During early adoption, we enable our customers to utilize our innovations through technology solutions that offer value in large and/or emerging markets. Working with industry leaders positions our inventions for broad market adoption. As our innovations reach broad adoption, we also pursue patent licensing to monetize products not covered by our solutions licenses.
We have developed technologies, advanced designs, and development tools for building high-performance and low-power memory and serial-link interface cores for semiconductor chips. We develop both proprietary and industry-standard interfaces that we provide to our customers under solutions license agreements. We also offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, and other services. In 2013, we introduced a set of solutions under the name R+TM enhanced standard solutions. Fully compatible with industry standards, R+ solutions offer compelling benefits that enable our customers to differentiate their products. Also in 2013, we announced the first R+ solution, the R+ LPDDR3 memory architecture. The R+ LPDDR3 architecture includes improvements to power efficiency and performance that enable longer battery life and enhanced mobile device functionality for streaming HD video, gaming and data-intensive applications. We continue to focus significant resources and effort to help bring products to market under solutions license agreements with leading companies in the industry.
Chip and System Security Technology
Security challenges are increasingly prevalent in a multitude of industries, including high-growth sectors such as mobile and content distribution, providing a variety of opportunities for our hardware-based security technologies and services. This market trend provides us with the opportunity to provide critical technologies, and we are deploying and developing products to enable us to achieve this objective. Through CRI, we own a portfolio of patented inventions and technology solutions that are needed for creating secure tamper-resistant electronic devices and systems. CRI's patented DPA countermeasures are critical in protecting devices against side channel attacks such as differential power analysis, which involve monitoring the variations in power consumption or electromagnetic emissions of a device. In addition, CRI's CryptoFirewall™ cores provide a robust hardware-based solution to protect electronics systems from counterfeiting, piracy, and other attacks. We believe the hardware based security that can be achieved with our technologies is vastly superior to many software-based security solutions.
For DPA countermeasures, our business model is to provide a combination of patent licenses, technology, consulting services (training, evaluation, and design), and test equipment. We are recognized worldwide for our expertise in this area, and our strategy is to strengthen our offering beyond stand-alone patent licensing. We discovered the existence of SPA and DPA vulnerabilities in the 1990s, and patented the fundamental techniques for preventing against this method of attack. DPA protections are a critical security ingredient in tamper-resistant products, and are important or required for a broad range of applications and devices (including smart cards, mobile devices, FPGAs, government/defense applications, consumer set-top boxes, postage meters and security tokens).
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
Lighting and Display Technology
The continued evolution of LED as a bright, reliable and energy-efficient light source creates significant market opportunities in consumer electronics and in general lighting. Harnessing the benefits of LEDs, however, presents a new set of challenges for companies that offer and provide electronics and lighting products and solutions. Our technology allows customers to efficiently and uniformly spread the point source of light emitted from an LED over a large area in a very cost effective way. Moreover, we can control and direct the emitted light to improve the overall product performance or application efficiency. This technology enables class-leading price/performance and freedom of design in the general lighting field. We believe our patented technology, software and know-how, which enables precise placement of MicroLens® optics on light guides, provides our customers with a fundamental competitive advantage over alternative products in the market. We continue to focus resources and effort to help our customers bring new products to market under solutions license agreements. Our business model is a blend of patent and technology licensing, product sales and services to help bring innovative products to market.
Design and Manufacturing
Our technology solutions are developed with high-volume commercial manufacturing processes in mind. Our solutions can be delivered in a number of ways, from reference designs to full turnkey custom development deliverables. A reference design engagement might include an architectural specification, data sheet, theory of operation and implementation guides. A custom development project would entail a specific design implementation optimized for the customer's manufacturing process. In some cases, we may provide supply chain enablement services where we assist our customers in designing and establishing certain manufacturing processes to implement our technologies in their product offerings. We often develop testchips of our designs and, in some cases, may deliver our solutions to the market through physical product.
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
Research and Development and Employees
Our ability to compete in the future will be substantially dependent on our ability to develop key innovations that meet the future needs of a dynamic market. To this end, we have assembled a team of highly skilled inventors, engineers and scientists whose activities are focused on continually developing new innovations within our chosen technology fields. Using this foundation of innovations, our technical teams develop new solutions that enable increased performance, greater power efficiency, increased levels of security, as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in multiple fields across all of our operational units.
As of December 31, 2013, we had approximately 300 employees in our engineering departments, representing approximately 70% of our total number of 447 employees. None of our employees are covered by collective bargaining agreements. As noted, we believe our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is good.
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2013, 2012 and 2011, research and development expenses were $118.0 million, $140.5 million and $115.7 million, respectively, including stock-based compensation of approximately $6.6 million, $9.5 million and $10.5 million, respectively. For the years ended December 31, 2013 , 2012 and 2011, research and development expenses also included $8.6 million, $20.5 million and $15.7 million, respectively, for the accrual of retention bonuses for engineers. Since innovation is critical to our future success, we expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue.

Competition
Our selected industries are intensely competitive and have been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We face competition from semiconductor and digital electronics products and systems companies, other semiconductor intellectual property companies that provide security cores and non-edge lit LED lighting options that are available to the market.
We believe the principal competition for our technologies may come from our prospective customers, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Some of our competitors use a system-level design approach similar to ours, including activities such as board and package design, power and signal integrity analysis, and thermal management. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.
To the extent that alternatives might provide comparable system performance at lower than or similar cost to our technologies, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. In the past, litigation has been and in the future may be required to enforce and protect our intellectual property rights, as well as the substantial investments undertaken to research and develop our innovations and technologies.
In 2013, we continued our recent focus of putting behind us years of legal disputes with competitors and opening doors for future cooperation. In 2013, we settled all outstanding litigation with LSI, Micron, SK hynix, and STMicroelectronics, and we entered into license agreements with each of them, and we renewed our long-term license agreement with Samsung.     We remain committed to developing innovative technology and furthering a more open, collaborative relationship with the broader industry.
Patents and Intellectual Property Protection
We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2013, our semiconductor, lighting, security and other technologies are covered by 1,837 U.S. and foreign patents, having expiration dates ranging from 2014 to 2037. Additionally, we have 837 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
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
Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K, all of which are incorporated herein by reference. Information concerning identifiable assets and segment reporting is also set forth in Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”
Our Executive Officers
Information regarding our executive officers and their ages and positions as of February 28, 2014, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience
Ronald D. Black, Ph.D.	50
Chief Executive Officer and President. Dr. Black has served as our chief executive officer and president since June 2012 and as a director since July 2012. Dr. Black was previously the Managing Director of R.D. Black & Company, a consulting firm, since August 2011. From September 2010 to August 2011, Dr. Black was the Chief Executive Officer of MobiWire, formerly Sagem Wireless, a privately-held mobile handset company headquartered near Paris, France that offers products and services to original equipment manufacturers and mobile network operators in the mobile phone marketplace. From June 2009 to October 2010, Dr. Black served as Chairman and CEO of UPEK, Inc. Dr. Black currently serves as a board member of EnOcean GmbH, a German-based company that manufactures and markets energy harvesting technology, sensors, and radio frequency communication. From September 2010 to November 2012, he served as a board member of AuthenTec, Inc., which he joined following the AuthenTec-UPEK merger in September 2010 and from 2007 to 2013, he served as a board member of Inside Contactless, a France-based company engaged in the semiconductors and information technology industry. From September 2004 to June 2009, he was chief executive officer of Wavecom S.A., a publicly traded French wireless solutions company. Dr. Black holds a Bachelor of Science, a Masters of Science, and a Ph.D. in materials science and engineering from Cornell University in Ithaca, N.Y.

Kevin Donnelly	52
Senior Vice President, GM, Memory & Interfaces. Mr. Donnelly joined us in 1993. Mr. Donnelly has served in his current position since August 2012. From November 2008 to August 2012, Mr. Donnelly served as Senior Vice President, IP Strategy, from March 2006 to November 2008, as Senior Vice President, Engineering and from January 2005 to March 2006, as co-vice president of Engineering. From October 2002 to January 2005 he served as vice president, Logic Interface Division. Mr. Donnelly held various engineering and management positions before becoming vice president, Logic Interface Division in October 2002. Before joining us, Mr. Donnelly held engineering positions at National Semiconductor, Sipex, and Memorex, over an eight year period. He holds a B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley, and an M.S. in Electrical Engineering from San Jose State University.

Jae Kim	43
Senior Vice President and General Counsel. Mr. Kim has served as the senior vice president and general counsel since February 2013 and as our vice president, corporate legal since joining us in July 2010. Prior to his tenure at Rambus, Mr. Kim held senior legal positions at Aricent Inc., a privately-held communications technology company and Electronics for Imaging Inc., a digital printing technology company. Mr. Kim has also had significant experience in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where he advised high technology and emerging growth companies on mergers and acquisitions, private financings, public offerings, securities compliance, public company reporting and corporate governance. Mr. Kim began his legal career as an attorney with the United States Securities and Exchange Commission, Division of Corporation Finance, in Washington, DC. Mr. Kim is a member of both the California State Bar and New York State Bar, and received a J.D. from the American University, Washington College of Law, and his bachelor's degree from Boston University.

Name	Age	Position and Business Experience
Satish Rishi	54
Senior Vice President, Finance and Chief Financial Officer. Mr. Rishi joined us in his current position in April 2006. Prior to joining us, Mr. Rishi held the position of executive vice president of Finance and chief financial officer of Toppan Photomasks, Inc., (formerly DuPont Photomasks, Inc.) one of the world’s leading photomask providers, from November 2001 to April 2006. During his 27-year career, Mr. Rishi has held senior financial management positions at semiconductor and electronic manufacturing companies. He served as vice president and assistant treasurer at Dell Inc. Prior to Dell, Mr. Rishi spent 13 years at Intel Corporation, where he held financial management positions both in the United States and overseas, including assistant treasurer. Mr. Rishi holds a B.S. with honors in Mechanical Engineering from Delhi University in Delhi, India and an M.B.A. from the University of California at Berkeley’s Haas School of Business. He also serves as a director of Measurement Specialties, Inc.

Martin Scott, Ph.D.	58
Senior Vice President, Chief Technology Officer. Dr. Scott has served in his current position since August 2012. From August 2010 until August 2012, Dr. Scott served as our Senior Vice President, GM, New Business Group and from December 2006 to August 2010, as our Senior Vice President, Engineering. Dr. Scott joined us from PMC-Sierra, Inc., a provider of broadband communications and storage integrated circuits, where he was most recently vice president and general manager of its Microprocessor Products Division from March 2006. Dr. Scott was the vice president and general manager for the I/O Solutions Division (which was purchased by PMC-Sierra) of Avago Technologies Limited, an analog and mixed signal semiconductor components and subsystem company, from October 2005 to March 2006. Dr. Scott held various positions at Agilent Technologies, including as vice president and general manager for the I/O Solutions division from October 2004 to October 2005, when the division was purchased by Avago Technologies, vice president and general manager of the ASSP Division from March 2002 until October 2004, and, before that, Network Products operation manager. Dr. Scott started his career in 1981 as a member of the technical staff at Hewlett Packard Laboratories and held various management positions at Hewlett Packard and was appointed ASIC business unit manager in 1998. He earned a B.S. from Rice University and holds both an M.S. and Ph.D. from Stanford University.

Laura Stark	45
Senior Vice President, Corporate Strategy and M&A. Ms. Stark has served in her current position since August 2012. From April 2008 to August 2012, Ms. Stark served as Senior Vice President, Corporate Development, from February 2005 to April 2008 as Senior Vice President, Platform Solutions and from October 2002 to February 2005 as vice president, Memory Interface Division. Ms. Stark held various business and management positions before becoming vice president, Memory Interface Division in October 2002. Prior to joining us, Ms. Stark held various positions in the semiconductor products division of Motorola, a communications equipment company, during a six year tenure, including technical sales engineer for the Apple sales team and field application engineer for the Sun and SGI sales teams. Ms. Stark holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

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
Risks Associated With Our Business, Industry and Market Conditions
The success of our business depends on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
Our revenue consists mainly of patent and technology license fees paid for access to our patents, developed technology and development and support services provided to our customers. Our ability to secure the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. If we do not achieve our revenue goals, our results of operations could decline.
We have traditionally operated in industries that are highly cyclical and competitive.
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions and displays, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, DRAM manufacturers, which make up many of our historic customers, have suffered material losses and other adverse effects to their businesses, leading to industry consolidation that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and the economic downturn of the past several years, we may achieve a reduced number of licenses or experience tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, extensions of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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
Our revenue is concentrated in a few customers, and if we lose any of these customers through terminations or acquisitions, our revenue may decrease substantially.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 62%, 68%, and 66% of our revenues for the years ended December 31, 2013, 2012, and 2011, respectively. For the year ended December 31, 2013 and 2012, revenues from Samsung accounted for more than 10% or more of our revenue. For the year ended December 31, 2011, revenues from Elpida, NVIDIA and Samsung, each accounted for 10% or more of our revenue. We extended our license agreement with Samsung in December 2013 for ten years, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future as a result of the addition of new contracts, expiration or termination of existing contracts, renewal of existing contracts, and industry consolidation.

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

We continue to be in negotiations with customers and prospective customers to enter into license agreements. Furthermore, any future agreement, as well as our recent agreements with LSI, SK hynix, STMicroelectronics, Micron and Samsung, may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect licensing fees will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In particular, under our license agreement with Samsung, the license fees payable by Samsung are subject to certain adjustments and conditions, and we therefore cannot provide assurances that the revenues generated by this license will not decline in the future. In addition, some of our material license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, on favorable terms or at all, or if they are terminated, our results of operations may decline significantly.
If our counterparties are unable to fulfill their financial and other obligations to us, our business and results of operations may be affected adversely.
Any downturn in economic conditions or other business factors could threaten the financial health of our counterparties, including companies with whom we have entered into licensing and/or settlement agreements, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of bankruptcy proceedings.
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
Because the techniques used by hackers to access or sabotage secure chip and other technologies change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and may not address them in our data security technologies. Furthermore, our data security technologies may fail to detect or prevent security breaches due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats. An actual or perceived security breach of our customers or their end-customers, regardless of whether the breach is attributable to the failure of our data security technologies, could adversely affect the market's perception of our security technologies. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Any breaches, defects, errors or vulnerabilities in our data security technologies could result in:

•
expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate or work-around breaches, errors or defects or to address and eliminate vulnerabilities;

•	financial liability to customers for breach of certain contract provisions;

•	loss of existing or potential customers;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity, which would harm our reputation; and

•	litigation, regulatory inquiries or investigations that would be costly and harm our reputation.

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
Our lengthy license negotiation cycles could make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers on our estimated timelines.
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
We may fail to meet our publicly announced guidance or other expectations about our business, which would likely cause our stock price to decline.
We provide guidance regarding our expected financial and business performance including our anticipated future revenues and operating expenses. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process.
Such guidance may not always be accurate or may vary from actual results due to our inability to meet our assumptions and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, even if such failure or revision is seemingly insignificant, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.
We have in the past made and may in the future make acquisitions or enter into mergers, strategic transactions, sales of assets or other arrangements that may not produce expected operating and financial results.
From time to time, we engage in acquisitions, strategic transactions and strategic investments. We completed a number of acquisitions from 2009 to 2012, including the acquisition of CRI in 2011, our largest acquisition to date. Many of our acquisitions or strategic investments entail a high degree of risk, and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate the financial returns we expect, and we may be subject to liabilities that either are not covered by indemnification protection we may obtain or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
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
For the years ended December 31, 2013, 2012, and 2011, revenue received from our international customers constituted approximately 70%, 73%, and 67%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We currently have international design operations in India and France and business development operations in Japan, Korea and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

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

Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. Our employee turnover has accelerated after our reduction-in-force efforts in 2012 and 2013 and subsequent voluntary and involuntary separations. The loss of the services of any key employees could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.
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
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area and Bangalore, India. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative comprehensive facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities, which are subject to damage from malicious code and other related vulnerabilities common to networks and computer systems, including acts of vandalism and potential security breach by third parties. Acts of terrorism, widespread illness, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
We do not have extensive experience in manufacturing and marketing products, and as a result, will rely on sales and distribution channels for selling certain products.  If we are unable to secure sales and distribution channels or do not manage them successfully, our operating results could be adversely affected.
In order to grow and in some cases maintain our business, we need to work with various partners to enable them to sell and deploy our solutions. We may be unable to successfully establish and expand the effectiveness of our distribution channels.  If our channel partners do not effectively market and sell our solutions, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and our operating results may be adversely affected.
Our business and operating results could be harmed if we undertake any restructuring activities.
From time to time, we may undertake restructurings of our business. There are several factors that could cause restructurings to have adverse effects on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also would cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
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

•	our signing or not signing new licenses and the loss of strategic relationships with any customer;

•	announcements of our technological innovations or new products by us, our customers or our competitors;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own;

•	positive or negative reports by securities analysts as to our expected financial results and business developments;

•	developments with respect to patents or proprietary rights and other events or factors;

•	new litigation and the unpredictability of litigation results or settlements;

•	trading activity related to our share repurchase plans; and

•	issuance of additional securities by us, including in acquisitions.

In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

We have outstanding senior convertible notes in an aggregate principal amount totaling $310.5 million. Because these notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of such notes. In addition, the existence of these notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.
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
We have material indebtedness. In 2009, we issued $172.5 million aggregate principal amount of our 2014 Notes, all of which remains outstanding and will mature in June 2014. In August 2013, we issued $138.0 million aggregate principal amount of our 2018 Notes (together with the 2014 Notes, the "Notes"), all of which remains outstanding. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

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
Changing laws, regulations and standards relating to corporate governance and public disclosure have historically created uncertainty for companies such as ours. Any new or changed laws, regulations and standards are subject to varying interpretations due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Warranty and product liability claims brought against us could cause us to incur significant costs and adversely affect our operating results as well as our reputation and relationships with customers.
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
We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we have claimed infringement of certain of our patents, while the manufacturers of such products have generally sought damages and a determination that the patents in suit are invalid, unenforceable and not infringed. Among other things, the opposing parties have alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. In addition, we did not prevail at jury trial in our antitrust suit against certain memory manufacturers in November 2011, which caused the market price of our stock to drop significantly. Notwithstanding the above, we have settled and dismissed all patent lawsuits against all parties except Nanya. We have also dismissed the antitrust suit against all parties.
Any future intellectual property litigation, whether or not determined in our favor or settled by us, is costly, may cause delays (including delays in negotiating licenses with other actual or potential customers), will tend to discourage future design partners, will tend to impair adoption of our existing technologies and divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in any litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current customers on a temporary or permanent basis.
Even if we are successful in our litigation, or any settlement of such litigation, there is no guarantee that the applicable opposing parties will be able to pay any damages awards or licensing fees timely or at all as a result of financial difficulties or otherwise. Delay or any or all of these adverse results could cause substantial expenses or declines in our revenue and stock price.
From time-to-time, we are subject to proceedings by government agencies that may result in adverse determinations against us and could cause our revenue to decline substantially.
An adverse resolution by or with a governmental agency could result in severe limitations on our ability to protect and license our intellectual property, and could cause our revenue to decline substantially.  Third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigations, to challenge or otherwise act against us with respect to such government agency proceedings.
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). These re-examination proceedings may be reviewed by the PTO's Board of Patent Appeals and Interferences (“BPAI”). The BPAI has previously issued decisions in a few cases, finding the challenged claims of Rambus' patents to be invalid. Decisions of the BPAI are subject to further PTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision , not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and could cause our revenue to decline substantially.
The pendency of any governmental agency acting as described above may impair our ability to enforce or license our patents or collect royalties from existing or potential customers, as any litigation opponents may attempt to use such proceedings to delay or otherwise impair any pending cases and our existing or potential customers may await the final outcome of any proceedings before agreeing to new licenses or to paying royalties.
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
In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2014 to 2037. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

As of December 31, 2013, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
6	United States
	Sunnyvale, CA (2) (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	Brecksville, OH (2)	Research and development and prototyping facility
	San Francisco, CA	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Seoul, Korea	Business development
1	Paris, France	Research and development

Item 3.	Legal Proceedings
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

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	High	Low	High	Low
First Quarter	$6.27	$4.80	$9.29	$6.28
Second Quarter	$8.99	$5.31	$6.48	$4.16
Third Quarter	$10.85	$7.95	$6.10	$3.78
Fourth Quarter	$10.57	$8.15	$5.65	$4.01
The graph below compares the cumulative 5-year total return of holders of Rambus Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rambus Inc., the NASDAQ Composite Index,
and the RDG Semiconductor Composite Index

Fiscal years ending:

	12/08	12/09	12/10	12/11	12/12	12/13
Rambus Inc.	100.00	153.27	128.64	47.42	30.59	59.48
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
RDG Semiconductor Composite	100.00	159.67	182.24	176.00	178.51	236.96
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.
As of January 31, 2014, there were 624 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
For the years ended December 31, 2013 and 2012, we did not repurchase any shares of our common stock under our share repurchase program. As of December 31, 2013, we had repurchased a cumulative total of approximately 26.3 million shares of our common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001.

As of December 31, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding common stock.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Item 6.	Selected Financial Data
The following selected consolidated financial data for and as of the years ended December 31, 2013, 2012, 2011, 2010 and 2009 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2013 (1) (2)	2012 (1)	2011 (2)	2010 (2)	2009
	(In thousands, except per share amounts)
Total revenue	$271,501	$234,051	$312,363	$323,390	$113,007
Net income (loss)	$(33,748)	$(134,336)	$(43,053)	$150,917	$(92,186)
Net income (loss) per share:
Basic	$(0.30)	$(1.21)	$(0.39)	$1.34	$(0.88)
Diluted	$(0.30)	$(1.21)	$(0.39)	$1.30	$(0.88)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$387,662	$203,330	$289,456	$512,009	$460,193
Total assets	$713,379	$587,812	$693,654	$663,172	$555,869
Convertible notes	$273,676	$147,556	$133,493	$121,500	$248,044
Stockholders’ equity	$340,229	$321,594	$429,794	$334,783	$255,327
______________________________________

(1)	The net loss for the years ended December 31, 2013 and 2012 included $17.8 million and $35.5 million, respectively, of impairment of goodwill and long-lived assets.

(2)
The net income (loss) for the years ended December 31, 2013, 2011 and 2010 included $0.5 million, $6.2 million and $126.8 million, respectively, of gain from settlement which was reflected as a reduction of operating costs and expenses.

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

Business Overview
We are an innovative technology solutions company that brings invention to market. Our customers leverage our customizable platforms, services and tools to improve, differentiate and accelerate the development of products and services. Our extensive technology portfolio addresses the evolving power, performance and security requirements of the mobile, cloud computing and connected device markets. Today, we are driving innovations in memory, chip interfaces and architectures, end-to-end security, and advanced LED lighting, while Rambus Labs looks to disruptions and opportunities in tomorrow’s high-growth markets. We generate revenue by licensing our inventions and solutions and providing services to market-leading companies.
While we have historically focused our efforts on the development of technologies for electronics memory and chip interfaces, we have been expanding our portfolio of inventions and solutions to address additional markets in lighting, chip and system security, as well as new areas within the semiconductor industry, such as computational sensing and imaging. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through both our licensing and non-licensing business models. Key to our efforts, both in our current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute our plans and strategies.
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting; and (4) Chief Technology Office, or CTO, which focuses on the design, development and productization of emerging technologies. As of December 31, 2013, MID, CRI and CTO were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment were shown under “All Other”. For additional information concerning segment reporting, see Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
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
As of December 31, 2013, our semiconductor, lighting, security and other technologies are covered by 1,837 U.S. and foreign patents. Additionally, we have 837 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Today, our a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Freescale, Fujitsu, GE, Intel, LSI, Micron, Panasonic, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property in MID was developed in-house and we intend to expand our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.

We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Cooper Lighting, GE, IBM, Panasonic, Samsung, Sony and Toshiba. Our solutions license offerings include a range of technologies for incorporation into our customers' products and systems. We also offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
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
Executive Summary
During 2013, we signed license agreements with ALi Corporation, EchoStar, LSI, Micron, SK hynix, StarChip SAS, STMicroelectronics, and Tiempo SAS and expanded our agreements with Freescale and Samsung. As a result of the patent license agreements with LSI, Micron, SK hynix and STMicroelectronics, we settled all outstanding claims with them, including resolution of past use of our patented innovations.
In 2013, we also sold a portfolio of patent assets covering display technologies to a subsidiary of Acacia Research Corporation ("Acacia"). As part of this transaction, we received an initial upfront payment and expect to receive subsequent payments when Acacia is successful in licensing that portfolio.
During 2013, we initiated a restructuring program related primarily to our LDT group as a result of the change in our business strategy to reduce our focus on the lower margin bulb products. Additionally, we curtailed our immersive media platform spending. As a result of these actions, we recorded a non-cash charge for the impairment of goodwill of $17.8 million and a restructuring charge of $3.4 million. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists. We conducted this impairment review as a result of the change of our strategy.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses in the aggregate for the year ended December 31, 2013 decreased $17.7 million as compared to 2012 primarily due to decreased accrual of retention bonuses related to acquisitions of $11.9 million, decreased patent legal costs of $4.5 million, decreased prototyping costs of $3.0 million, decreased stock-based compensation of $2.9 million and decreased headcount related costs of $1.8 million due to lower average number of employees in 2013, partially offset by $4.6 million increase in engineering costs which are included in cost of sales due to the introduction of lighting products and $2.5 million increase in funding for our 2013 CIP which was higher than our 2012 CIP.
Marketing, general and administrative expenses in the aggregate for the year ended December 31, 2013 decreased $36.2 million as compared to 2012 primarily due to decreased litigation expenses of $15.8 million, decreased headcount related costs of $5.0 million from lower average number of employees in 2013, decreased expenses from various cost saving measures (which resulted in decreased consulting expenses of $3.9 million, decreased costs related to sales and marketing events and activities of $3.0 million and decreased facilities expenses of $1.9 million), decreased stock-based compensation expenses of $4.6 million and decreased accrual of retention bonuses of $2.4 million related to acquisitions, partially offset by $2.3 million increase in funding for our 2013 CIP which was higher than our 2012 CIP.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 62%, 68% and 66% of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For the years ended December 31, 2013 and 2012, revenue from Samsung accounted for 10% or more of our total revenue in each year. For the year ended December 31, 2011, revenue from Elpida, NVIDIA and Samsung each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to cold cathode fluorescent lights and LED driven technology due to the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves energy costs as compared to existing installed lighting. Our LDT group's patents in LED edge-lit lightguide technology can be applied in the design of next generation LED lighting products.
During 2013, we changed our business strategy to increase our focus on general lighting technologies instead of lower margin bulb products. With this shift to focus on the general lighting market, the strategy of the LDT group is to focus on providing the market with novel, patented light guide technologies and products to customers who are leading the transition to solid-state LED-based lamps and fixtures.

Another recent shift in our business strategy regarding our core display patents led us in 2013 to sell a set of patent assets to Acacia where Acacia can proceed independently with a licensing program. We have a proceeds-sharing program in place with Acacia upon their licensing of these patent assets. We retain the rights to use certain application techniques and may selectively engage with customers who need our roll-to-roll manufacturing intellectual property and capability for extra-large display panel designs.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 70%, 73% and 67% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers have been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
Engineering costs in the aggregate and as a percentage of revenue decreased in the year ended December 31, 2013 as compared to the prior year. In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased in the year ended December 31, 2013 as compared to the prior year. In the past, our litigation expenses have been high and difficult to predict due to litigation stemming from the use of our inventions. Because we have successfully negotiated settlements and license agreements with SK hynix and Micron, we should no longer have material litigation expenses for these matters. We currently still use, and in the future may use, litigation to protect our patented technologies, which could cause us to incur material litigation expenses until such litigation is resolved. In general, our results before courts and regulatory bodies that relate to our intellectual property rights could impact the terms upon which we are able to secure new or renew existing licenses for our technology.
With respect to our non-litigation marketing, general and administrative costs, we expect a decrease due to our restructuring plans undertaken in 2012 and 2013.

Our investment in research and development projects, use of litigation and any lower revenue from our customers in the future, will negatively affect our cash from operations.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2013	2012	2011
Revenue:
Royalties	97.3%	99.3%	95.7%
Contract and other revenue	2.7%	0.7%	4.3%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	12.2%	12.1%	7.7%
Research and development*	43.5%	60.0%	37.0%
Marketing, general and administrative*	28.2%	48.1%	52.6%
Restructuring charges	2.0%	3.1%	—%
Impairment of goodwill and long-lived assets	6.5%	15.2%	—%
Gain from sale of intellectual property	(0.5)%	—%	—%
Gain from settlement	(0.2)%	—%	(2.0)%
Costs of restatement and related legal activities, net	0.0%	0.1%	5.2%
Total operating costs and expenses	91.7%	138.6%	100.5%
Operating income (loss)	8.3%	(38.6)%	(0.5)%
Interest income and other income, net	(0.6)%	0.0%	0.2%
Interest expense	(12.1)%	(11.8)%	(8.0)%
Interest and other income (expense), net	(12.7)%	(11.8)%	(7.8)%
Loss before income taxes	(4.4)%	(50.4)%	(8.3)%
Provision for income taxes	8.0%	7.0%	5.5%
Net loss	(12.4)%	(57.4)%	(13.8)%
______________________________________

* Includes stock-based compensation:
Cost of revenue	0.0%	0.0%	0.2%
Research and development	2.4%	4.1%	3.4%
Marketing, general and administrative	3.1%	5.5%	5.4%
Segment Results
Revenue from the MID reportable segment increased approximately $17.0 million to $232.0 million for the year ended December 31, 2013 from $215.0 million for the year ended December 31, 2012. The increase was primarily due to revenue recognized from new license agreements signed with SK hynix, Micron, STMicroelectronics and LSI Corporation during 2013. The increased revenue is partially offset by lower Samsung royalties which were allocated to the CRI reportable segment and lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
Segment operating income from the MID reportable segment increased approximately $18.6 million to $203.8 million for the year ended December 31, 2013 from $185.2 million for the year ended December 31, 2012. The increase was primarily due to increase in revenue as discussed above and decreased headcount related costs due to fewer average number of employees in 2013.
Revenue from the CRI reportable segment increased approximately $14.8 million to $32.6 million for the year ended December 31, 2013 from $17.8 million for the year ended December 31, 2012. The increase was primarily due to the new license agreement signed with STMicroelectronics, the license agreement signed with Samsung and new evaluation and test equipment contracts during 2013.
Segment operating income from the CRI reportable segment increased approximately $1.4 million to $10.8 million for the year ended December 31, 2013 from $9.4 million for the year ended December 31, 2012. The increase was primarily due to increase in revenue as discussed above, partially offset by increased headcount related costs from additional employees to support our cryptography development efforts.
There was no revenue from the CTO reportable segment for both the year ended December 31, 2013 and 2012. Segment operating loss from the CTO reportable segment decreased approximately $2.4 million to $25.7 million for the year ended December 31, 2013 from $28.1 million for the year ended December 31, 2012. The decrease was primarily due to decreased headcount related costs due to fewer average number of employees in 2013.
Revenue from the All Other reportable segment increased approximately $5.6 million to $6.8 million for the year ended December 31, 2013 from $1.2 million for the year ended December 31, 2012. The increase was primarily due to the roll-out of products using our LED edge-lit waveguide in 2013.
Segment operating loss from the All Other reportable segment decreased approximately $4.7 million to $13.4 million for the year ended December 31, 2013 from $18.1 million for the year ended December 31, 2012. The decrease was primarily due to increase in revenue as discussed above and gain from sale of portfolio of patent assets covering lighting technologies during 2013, partially offset by increase in cost of sales due to introduction of lighting products in 2013.
Revenue from the MID reportable segment decreased approximately $77.1 million to $215.0 million for the year ended December 31, 2012 from $292.1 million for the year ended December 31, 2011. The decrease was primarily due to recognition of one-time royalty revenue during 2011 from patent license agreements signed in 2011, the absence of new technology development contracts in 2012 and lower royalties reported by certain customers in the semiconductor industry and lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product. The decreased revenue was partially offset by revenue recognized from various new patent license agreements signed in 2012.
Segment operating income from the MID reportable segment decreased approximately $64.4 million to $185.2 million for the year ended December 31, 2012 from $249.6 million for the year ended December 31, 2011. The decrease was primarily due to decrease in revenue as discussed above, partially offset by decrease in funding for our 2012 CIP which was lower than our 2011 CIP.
Revenue from the CRI reportable segment increased slightly to $17.8 million for the year ended December 31, 2012 from $17.4 million for the year ended December 31, 2011, primarily due to new evaluation and test equipment contracts in 2012.
Segment operating income from the CRI reportable segment decreased approximately $4.6 million to $9.4 million for the year ended December 31, 2012 from $14.0 million for the year ended December 31, 2011. The decrease was primarily due to a full year of CRI operating expenses in 2012 as compared to 7 months in 2011 and increased headcount related costs from additional employees to support our cryptography development efforts.
There was no revenue from the CTO reportable segment for both the year ended December 31, 2012 and 2011. Segment operating loss from the CTO reportable segment increased approximately $10.3 million to $28.1 million for the year ended December 31, 2012 from $17.8 million for the year ended December 31, 2011. The increase was primarily due to increased consulting expenses and increased headcount related costs from additional employees (including employees from the Unity acquisition) to support our development efforts.
Revenue from the All Other reportable segment decreased approximately $1.7 million to $1.2 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011. The decrease was primarily due to the absence of new technology development contracts in 2012. The decreased revenue was partially offset by a new license agreement signed in 2012.
Segment operating loss from the All Other reportable segment increased approximately $6.0 million to $18.1 million for the year ended December 31, 2012 from $12.1 million for the year ended December 31, 2011. The increase was primarily due to decrease in revenue as discussed above, increased consulting expenses and increased headcount related costs from additional employees to support our development efforts.

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Total Revenue
Royalties	$264.1	$232.4	$299.0	13.7%	(22.3)%
Contract and other revenue	7.4	1.7	13.4	NM*	NM*
Total revenue	$271.5	$234.1	$312.4	16.0%	(25.1)%
______________________________________

*	NM — percentage is not meaningful

Royalty Revenue
Patent Licenses
Our patent royalties increased approximately $40.4 million to $249.1 million for the year ended December 31, 2013 from $208.7 million for the same period in 2012. The increase was primarily due to revenue recognized from new license agreements signed with SK hynix, Micron, STMicroelectronics and LSI Corporation during 2013.
Our patent royalties decreased approximately $58.9 million to $208.7 million for the year ended December 31, 2012 from $267.6 million for the same period in 2011. The decrease was primarily due to recognition of one-time royalty revenue during 2011 from new patent license agreements signed in 2011 and lower royalties reported by certain customers in the semiconductor industry during 2012. The decreased revenue was partially offset by revenue recognized from various new patent license agreements signed in 2012.
We are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Solutions Licenses
Royalties from solutions licenses decreased approximately $8.7 million to $15.0 million for the year ended December 31, 2013 from $23.7 million for the same period in 2012. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
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
Royalty Revenue by Reportable Segment
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, increased approximately $17.7 million to $231.7 million for the year ended December 31, 2013 from $214.0 million for the year ended December 31, 2012. The increase was primarily due to revenue recognized from new license agreements signed with SK hynix, Micron, STMicroelectronics and LSI Corporation during 2013. The increased revenue is partially offset by lower Samsung royalties which were allocated to the CRI reportable segment and lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
Royalty revenue from the CRI reportable segment increased approximately $13.9 million to $31.2 million for the year ended December 31, 2013 from $17.3 million for the year ended December 31, 2012. The increase was primarily due to the new license agreement signed with STMicroelectronics and the license agreement signed with Samsung during 2013.

Royalty revenue from the All Other reportable segment increased slightly to $1.2 million for the year ended December 31, 2013 from $1.1 million for the year ended December 31, 2012.
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, decreased approximately $67.6 million to $214.0 million for the year ended December 31, 2012 from $281.6 million for the year ended December 31, 2011. The decrease was primarily due to recognition of one-time royalty revenue during 2011 from patent license agreements signed in 2011 and lower royalties reported by certain customers in the semiconductor industry and lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product. The decreased revenue was partially offset by revenue recognized from various new patent license agreements signed in 2012.
Royalty revenue from the CRI reportable segment was $17.3 million for both the year ended December 31, 2012 and the year ended December 31, 2011.
Royalty revenue from the All Other reportable segment increased approximately $1.0 million to $1.1 million for the year ended December 31, 2012 from $0.1 million for the year ended December 31, 2011. The increase was primarily due to a new license agreement signed in 2012.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development as well as sale of LED edge-lit products. Contract and other revenue increased approximately $5.7 million to $7.4 million for the year ended December 31, 2013 from $1.7 million for the year ended December 31, 2012. The increase was primarily due to increased revenue from roll-out of lighting products and services in 2013.
Contract and other revenue decreased approximately $11.7 million to $1.7 million for the year ended December 31, 2012 from $13.4 million for the year ended December 31, 2011. The decrease was primarily due to absence of new technology development contracts in 2012.
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
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the CRI reportable segment increased approximately $0.9 million to $1.4 million for the year ended December 31, 2013 from $0.5 million for the year ended December 31, 2012, primarily due to new evaluation and test equipment contracts in 2013. Contract revenue from the All Other reportable segment increased approximately $5.5 million to $5.7 million for the year ended December 31, 2013 from $0.2 million for the year ended December 31, 2012, primarily due to the roll-out of products using our LED edge-lit waveguide in 2013. Contract revenue from the MID reportable segment decreased approximately $0.7 million to $0.3 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012, primarily due to the absence of new technology development contracts in 2013.
Contract and other revenue from the MID reportable segment decreased approximately $9.4 million to $1.0 million for the year ended December 31, 2012 from $10.4 million for the year ended December 31, 2011. Contract revenue from the All Other reportable segment decreased approximately $2.7 million to $0.2 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011. Both decreases were primarily due to the absence of new technology development contracts in 2012. Contract revenue from the CRI reportable segment increased approximately $0.4 million to $0.5 million for the year ended December 31, 2012 from $0.1 million for the year ended December 31, 2011, primarily due to new evaluation and test equipment contracts in 2012.

Engineering costs:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Engineering costs
Cost of revenue	$7.3	$0.7	$4.9	NM*	(86.9)%
Amortization of intangible assets	25.9	27.7	18.6	(6.5)%	48.9%
Stock-based compensation	0.0	0.0	0.6	0.0%	(96.5)%
Total cost of revenue	33.2	28.4	24.1	17.1%	17.8%
Research and development	111.4	131.0	105.2	(14.9)%	24.5%
Stock-based compensation	6.6	9.5	10.5	(31.0)%	(9.2)%
Total research and development	118.0	140.5	115.7	(16.0)%	21.4%
Total engineering costs	$151.2	$168.9	$139.8	(10.5)%	20.8%
______________________________________

*	NM — percentage is not meaningful
Engineering costs are allocated between cost of revenue and research and development expenses. Cost of revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services, costs of lighting products sold as well as amortization expense related to various acquired intellectual property for patent licensing. The balance of engineering costs, incurred for the development of applicable technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual customer contracts.
For the year ended December 31, 2013 as compared to the same period in 2012, total engineering costs decreased 10.5% primarily due to decreased accrual of retention bonuses related to acquisitions of $11.9 million, decreased patent legal costs of $4.5 million due to cost saving measures, decreased prototyping costs of $3.0 million due to cost saving measures, decreased stock-based compensation of $2.9 million and decreased headcount related costs of $1.8 million due to fewer average number of employees in 2013, partially offset by $4.6 million increase in engineering costs which are included in cost of sales due to the introduction of lighting products and $2.5 million increase in funding for our 2013 CIP which was higher than our 2012 CIP.
For the year ended December 31, 2012 as compared to the same period in 2011, total engineering costs increased 20.8% primarily due to increased headcount related costs of $11.4 million from additional employees to support our research and development efforts, increased amortization expense of $9.1 million related to intangible assets acquired since the second quarter of 2011, increased consulting expenses of $6.3 million and increased accrual of retention bonuses related to acquisitions of $4.9 million, offset by $4.2 million decrease in funding for our 2012 CIP which was lower than our 2011 CIP.
In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Marketing, general and administrative costs:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Marketing, general and administrative costs
Marketing, general and administrative costs	$70.7	$86.4	$86.2	(18.1)%	0.2%
Litigation expense	(2.6)	13.2	61.0	NM*	(78.3)%
Stock-based compensation	8.3	13.0	16.9	(35.6)%	(23.2)%
Total marketing, general and administrative costs	$76.4	$112.6	$164.1	(32.1)%	(31.4)%
______________________________________

*	NM — percentage is not meaningful

Marketing, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other marketing and administrative efforts. Litigation expenses have historically been a significant portion of our marketing, general and administrative expenses and have been declining over the past three years. Consistent with our business model, our licensing and marketing activities aim to develop or strengthen relationships with potential and current customers. In addition, we work with current customers through marketing, sales and technical efforts to drive adoption of their products that use our innovations and solutions, by system companies. Due to the long business development cycles we face and the semi-fixed nature of marketing, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in recent or future periods.
For the year ended December 31, 2013 as compared to 2012, total marketing, general and administrative costs decreased 32.1% which included a decrease in litigation expenses related to ongoing major cases of $15.8 million (primarily due to the reversals of accrued related litigation costs of $9.0 million related to the SK hynix and Micron lawsuits) and a decrease in stock-based compensation of $4.6 million. Non-litigation and non-stock based compensation related marketing, general and administrative costs decreased 18.1% for the year ended December 31, 2013 as compared to 2012, primarily due to decreased headcount related costs of $5.0 million from the lower average number of employees in 2013, decreased expenses from various cost saving measures (which resulted in decreased consulting expenses of $3.9 million, decreased costs related to sales and marketing events and activities of $3.0 million and decreased facilities expenses of $1.9 million) and decreased accrual of retention bonuses of $2.4 million related to acquisitions, partially offset by $2.3 million increase in funding for our 2013 CIP, which was higher than our 2012 CIP.
For the year ended December 31, 2012 as compared to 2011, total marketing, general and administrative costs decreased 31.4% which included a decrease in litigation expenses related to ongoing major cases of $47.8 million. Non-litigation and non-stock based compensation related marketing, general and administrative costs remained relatively flat for the year ended December 31, 2012 as compared to 2011, primarily due to increased headcount related costs of $3.2 million from the increase in average number of employees to support our business during 2012, increased accrual of retention bonuses of $1.8 million related to acquisitions, increased amortization expense of $1.1 million related to intangible assets acquired since the second quarter of 2011 and increased costs related to sales and marketing events of $1.0 million, offset by $8.1 million decrease in funding for our 2012 CIP, which was lower than our 2011 CIP.
In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our non-litigation marketing, general and administrative costs to decrease due to our restructuring plans undertaken in 2012 and 2013. Litigation expenses are expected to vary from period to period due to the variability of litigation activities.
Restructuring charges:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Restructuring charges	$5.5	$7.3	$—	(24.0)%	N/A*
______________________________________

*	N/A — not applicable
During 2013, we initiated a restructuring program related primarily to our LDT group as a result of the change in our business strategy to reduce our focus on the lower margin bulb products. Additionally, we curtailed our immersive media platform spending. As a result of these actions, we recorded a restructuring charge of $3.4 million related primarily to the reduction in workforce. We expect to substantially complete our restructuring activities related to this plan by the end of 2014. Additionally, we recorded a charge of $2.1 million during 2013 related primarily to the consolidation of certain facilities and the reduction in workforce which was part of our approved 2012 plan.
During 2012, we initiated a restructuring program to reduce overall corporate expenses which was expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of our research and development efforts. As a result of the restructuring program, we recorded a charge of $7.3 million during 2012 related primarily to the reduction in workforce, which included approximately $1.8 million in early termination payments to certain employees related to their previous retention bonus arrangements. Refer to Note 16, “Restructuring Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Impairment of goodwill and long-lived assets:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Impairment of goodwill and long-lived assets	$17.8	$35.5	$—	(50.0)%	N/A*
______________________________________

*	N/A — not applicable

During 2013, we recorded a charge for the impairment of long-lived assets of $9.7 million related primarily to our LDT group as a result of the change in our business strategy to reduce our focus on the lower margin bulb products. Additionally, we recorded a charge for the impairment of goodwill of $8.1 million related to our MTD group as we curtailed our immersive media platform spending. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists. We conducted this impairment review as a result of the change in our strategy related to the groups.
During 2012, we recorded a charge for the impairment of goodwill and long-lived assets of $35.5 million within our LDT group. We conducted this impairment review as a result of the change in our business strategy with less focus on the higher margin display technology licensing and an increased focus on general lighting technologies. Refer to Note 6, “Intangible Assets and Goodwill,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Gain from sale of intellectual property:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Gain from sale of intellectual property	$1.4	$—	$—	N/A*	N/A*
______________________________________

*	N/A — not applicable
During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments when Acacia is successful in licensing that portfolio.
Gain from settlement:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Gain from settlement	$0.5	$—	$6.2	N/A*	(100.0)%
______________________________________

*	N/A — not applicable
The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the year ended December 31, 2013, we recognized $0.5 million as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. Refer to Note 19, “Agreements with SK hynix and Micron,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Costs of restatement and related legal activities:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Costs of restatement and related legal activities, net	$0.0	$0.2	$16.2	(92.2)%	(98.5)%
______________________________________
Costs of restatement and related legal activities consist primarily of settlement payments, investigation, audit, legal and other professional fees related to the 2006-2007 stock option investigation and the filing of the restated financial statements and related litigation.
For the year ended December 31, 2013, we recognized an immaterial amount of costs related to costs of restatement and related legal activities as we resolved all outstanding derivative lawsuits related to the 2006-2007 stock option investigation as of the end of 2012. For the year ended December 31, 2012, costs of restatement and related legal activities were $0.2 million primarily due to litigation expense associated with the derivative lawsuit related to the 2006-2007 stock option investigation.
Interest and other income (expense), net:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Interest income and other income (expense), net	$(1.6)	$0.0	$0.5	NM*	(89.5)%
Interest expense	(32.9)	(27.5)	(24.8)	19.5%	10.8%
Interest and other income (expense), net	$(34.5)	$(27.5)	$(24.3)	25.6%	13.1%
______________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities. Additionally, in the second quarter of 2013, during our review of the fair value of our $2.0 million investment in a non-marketable equity security of a private company, based on the information provided by the private company, we determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, we recorded an impairment charge of $1.4 million related to our investment in the non-marketable equity security for the year ended December 31, 2013.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), which were issued during the third quarter of 2013, as well as the coupon interest related to these notes. For the years ended December 31, 2013, 2012 and 2011, we recognized $4.4 million, $4.1 million and $3.3 million, respectively, of interest expense in connection with the imputed financing obligations in our statements of operations. We expect our non-cash interest expense to increase steadily as the notes reach maturity. See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Provision for income taxes:

	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	Change	Change
	(Dollars in millions)
Provision for income taxes	$21.7	$16.5	$17.3	32.1%	(4.6)%
Effective tax rate	(180.8)%	(14.0)%	(66.9)%
______________________________________

*	NM — percentage is not meaningful
Our effective tax rate for the year ended December 31, 2013 was different from the U.S. statutory tax rate applied to our pretax loss primarily due to the valuation allowance on our U.S. deferred tax assets and foreign withholding and income taxes. Our effective tax rate for the years ended December 31, 2012 and December 31, 2011 were different from the U.S. statutory tax rate applied to our pretax loss primarily due to the valuation allowance on our U.S. deferred tax assets, foreign losses with no current tax benefit recorded, and foreign withholding and income taxes.
For the year ended December 31, 2013, we paid withholding taxes of $19.3 million. We recorded a provision for income taxes of $21.7 million which was primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2012, we paid withholding taxes of $15.7 million. We recorded a provision for income taxes of $16.5 million which was primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2011, we paid withholding taxes of $16.6 million. We recorded a provision for income taxes of $17.3 million which was primarily comprised of withholding taxes, other foreign taxes and current state taxes.
As of December 31, 2013, we continued to maintain a valuation allowance against our U.S. deferred tax assets. Management periodically evaluates the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Based on all available evidence, we determined that it was not more likely than not that the deferred tax assets would be realized. Should we achieve sustained taxable income in the future, we would release the valuation allowance to recognize the deferred tax assets which would provide a valuable benefit to us.
Liquidity and Capital Resources

	December 31, 2013	December 31, 2012
	(In millions)
Cash and cash equivalents	$338.7	$149.0
Marketable securities	49.0	54.3
Total cash, cash equivalents, and marketable securities	$387.7	$203.3

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net cash provided by (used in) operating activities	$51.3	$(17.5)	$53.0
Net cash provided by (used in) investing activities	$(2.3)	$2.6	$(24.1)
Net cash provided by (used in) financing activities	$140.8	$1.7	$(81.9)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the year ended December 31, 2013 were funded primarily from cash collected from our customers.
We do not anticipate any liquidity constraints as a result of either the current credit environment, investment fair value fluctuations or the repayment of the 2014 Notes in June 2014. During 2013, we issued the 2018 Notes, in part, to provide liquidity for the repayment of the 2014 Notes. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies.
Operating Activities
Cash provided by operating activities of $51.3 million for the year ended December 31, 2013 was primarily attributable to cash generated from customer licensing. Changes in operating assets and liabilities for the year ended December 31, 2013 primarily included decreases in accrued litigation expenses primarily due to the one-time reversal of accrued SK hynix and Micron related litigation costs and accrued salaries and benefits and other accrued liabilities primarily due to the payment of retention bonuses, offset by decreases in prepaid expenses and other assets.
Cash used in operating activities of $17.5 million for the year ended December 31, 2012 was primarily attributable to the net loss, adjusted for certain non-cash items, of $14.4 million, which included the payment of $8.6 million for the interest related to the 2014 Notes, and changes in operating assets and liabilities. Changes in operating assets and liabilities for the year ended

December 31, 2012 primarily included decreases in prepaid expenses and other assets and accounts payable and accrued litigation due to payments of invoices, offset by increases in accrued salaries and benefits and other accrued liabilities, primarily due to our commitment to purchase intellectual property from Elpida.
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
Investing Activities
Cash used in investing activities of $2.3 million for the year ended December 31, 2013 primarily consisted of purchases of available-for-sale marketable securities of $125.6 million, partially offset by maturities of available-for-sale marketable securities of $119.6 million and proceeds from the sale of intellectual property of $2.3 million.
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
Financing Activities
Cash provided by financing activities was $140.8 million for the year ended December 31, 2013. We received net proceeds of $134.4 million from the issuance of the 2018 Notes. Additionally, we received proceeds of $8.4 million from the issuance of common stock under our plans.
Cash provided by financing activities was $1.7 million for the year ended December 31, 2012 primarily due to proceeds of $4.1 million from issuance of common stock under equity incentive plans, partially offset by $1.9 million for payments under installment payment arrangements to acquire fixed assets and $0.5 million related to the principal payments against the lease financing obligation.
Cash used in financing activities was $81.9 million for the year ended December 31, 2011 as a result of the repurchase in August 2011 from Samsung of approximately 4.8 million shares of our common stock for an aggregate amount of $100.0 million pursuant to a put option exercised by Samsung in accordance with the terms of a stock purchase agreement with Samsung dated January 19, 2010. This was partially offset by $8.8 million received from the landlord for the tenant improvements related to the lease in Sunnyvale and $12.3 million from issuance of common stock under equity incentive plans. We also made payments of $2.5 million under an installment payment plan to acquire intangible assets and computer software and $0.5 million related to the principal payments against the lease financing obligation.
Contractual Obligations
On December 15, 2009, we entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California commencing on July 1, 2010 and expiring on June 30, 2020. The office space is used for our corporate headquarters, as well as engineering, marketing and administrative operations and activities. We have two options to extend the lease for a period of 60 months each and a one-time option to terminate the lease after 84 months in exchange for an early termination fee. Pursuant to the terms of the lease, the landlord agreed to reimburse us approximately $9.1 million, which was received by the year ended December 31, 2011. We recognized the reimbursement as an additional imputed financing obligation as such payment from the landlord is deemed to be an imputed financing obligation. On November 4, 2011, to better plan for future expansion, we entered into an amended lease for our Sunnyvale facility for approximately an additional 31,000 square feet of space commencing on March 1, 2012 and expiring on June 30, 2020. Additionally, a tenant improvement allowance to be provided by the landlord was approximately $1.7 million. On September 29, 2012, we entered into a second amended Sunnyvale lease to reduce the tenant improvement allowance to approximately $1.5 million. On January 31, 2013, we entered into a third amendment to the Sunnyvale lease to surrender the 31,000 square-foot space from the first amendment back to the landlord and recorded a total charge of $2.0 million related to the surrender of the amended lease.

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
We undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for our use. Since certain improvements to be constructed by us were considered structural in nature and we were responsible for any cost overruns, for accounting purposes, we were treated in substance as the owner of the construction project during the construction period. At the completion of each construction, we concluded that we retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, we continue to account for the building as owned real estate and to record an imputed financing obligation for our obligation to the legal owners.
Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2013, 2012 and 2011, we recognized in our Consolidated Statements of Operations $4.4 million, $4.1 million and $3.3 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2013 and 2012, the imputed financing obligation balance in connection with these facilities was $39.7 million and $45.9 million, respectively, which was primarily classified under long-term imputed financing obligation.
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
In connection with the June 3, 2011 acquisition of CRI, we are obligated to pay a retention bonus to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in three equal amounts of approximately $16.7 million. The first and second payments were paid in cash during the second quarter of 2012 and 2013, respectively, and the remaining payment payable on June 3, 2014 will be paid in cash or stock at our election. As of December 31, 2013, the remaining retention bonus commitment is $16.9 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by us to a designated charity. See Note 5, “Acquisitions,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding the acquisition of CRI.
On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2013 and 2012 was $172.5 million, offset by unamortized debt discount of $8.5 million and $24.9 million, respectively, in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 6 months until maturity of the 2014 Notes on June 15, 2014. See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
On August 16, 2013, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 notes as of December 31, 2013 was $138.0 million, offset by unamortized debt discount of $28.4 million in the accompanying consolidated balance sheet. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 56 months until maturity of the 2018 Notes on August 15, 2018. See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

As of December 31, 2013, our material contractual obligations are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$40,260	$5,874	$6,010	$6,156	$6,302	$6,447	$9,471
Leases and other contractual obligations	8,456	3,753	2,108	1,237	1,018	340	—
Software licenses (3)	8,715	5,477	2,865	373	—	—	—
Acquisition retention bonuses (4)	18,083	18,013	70	—	—		—
Convertible notes	310,500	172,500	—	—	—	138,000	—
Interest payments related to convertible notes	12,076	5,865	1,553	1,553	1,553	1,552	—
Total	$398,090	$211,482	$12,606	$9,319	$8,873	$146,339	$9,471
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $18.8 million including $12.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable, as of December 31, 2013. As noted in Note 17, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)
We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2013 which are also presented on our Consolidated Balance Sheet under current and other long-term liabilities.

(4)
In connection with acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The remaining $16.9 million of CRI retention bonuses payable on June 3, 2014 will be paid in cash or stock at our election.

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
For the years ended December 31, 2013 and 2012, we did not repurchase any shares of our common stock under our share repurchase program. As of December 31, 2013, we had repurchased a cumulative total of approximately 26.3 million shares of our common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding common stock.
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
During 2013, we expanded our business strategy of monetizing our patent portfolio to include the sale of selected intellectual property. Our MID business continues to grow its patent portfolio and actively engage with various external parties to monetize the patent portfolio and explore new revenue opportunities. As the sales of such patents developed by our MID business unit under this expanded strategy represents a component of our ongoing major or central operations, we record the related proceeds as revenue. As patent sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue. We will recognize the revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.
Our revenue consists of royalty revenue and contract and other revenue derived from MID, CRI and LDT operating segments. Royalty revenue consists of patent license and solutions license royalties. Contract and other revenue consists of fixed license fees, fixed engineering fees and service fees associated with integration of our technology solutions into our customers’ products as well as sale of LED edge-lit products.
Royalty Revenue
We recognize royalty revenue upon notification by our customers and when deemed collectible. The terms of the royalty agreements generally either require customers to give us notification and to pay the royalties within a specified period or are based on a fixed royalty that is due within a specified period. Many of our customers have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. We have two types of royalty revenue: (1) patent license royalties and (2) solutions license royalties.
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
Contract and Other Revenue
We recognize revenue from the sale of LED edge-lit products when risk of loss and title have transferred to customers provided all other revenue recognition criteria have been met. Revenue from distributors is recognized on the shipment or delivery of the related products, provided all other revenue recognition criteria have been met. Our agreements with these distributors have terms which are generally consistent with the standard terms and conditions for the sale of our products to end users, and do not provide for product rotation or pricing allowances. We accrue for sales returns and warranty based on the standard market experience, none of which are currently material.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test. We perform our impairment analysis of goodwill on an annual basis during the fourth quarter of the year unless conditions arise that warrant a more frequent evaluation.
Goodwill is allocation to the various reporting units which generally operating segments. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. The fair values of the reporting units are estimated using an income or discounted cash flows approach.

Under the income approach, we measure fair value of the reporting unit based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections are based on our annual financial forecasts developed internally by management for use in managing our business. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired by a market participant in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in the fourth quarter of 2013 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or operating margin rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. We believe that the assumptions and rates used in our impairment test are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.
Intangible Assets
Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 10 years.
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
2013 Impairment of Long-Lived Assets
During the fourth quarter of 2013, as a result of the change in business strategy for our LDT reporting unit to reduce its focus on the lower margin bulb products, we revised our projected cash flows for LDT, triggering an impairment analysis for long-lived assets.
As a result of the impairment analysis, we concluded that our LDT asset group was not able to recover the carrying amount of its assets. Determining the fair value of an asset group unit is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 fair value inputs, including current replacement costs, revenue growth rates and operating margins, and discount rates, among others. Accordingly, we were required to make various estimates in determining the fair values of the LDT asset group. Due to the highly customized nature of the LDT manufacturing equipment, we primarily utilized the cost approach to estimate the fair value of its property, plant and equipment. To determine the estimated fair value of its property, plant and equipment, adjustment factors, including cost trend factors, were applied to each individual asset's original cost in order to estimate current replacement cost. The current replacement cost was then adjusted for estimated deductions to recognize the effects of deterioration and obsolescence from all causes, as well as indirect costs such as installation. Where appropriate, we utilized a market approach to estimate the fair value of the property, plant and equipment. This approach included the identification of market prices in actual transactions for similar assets based on asking prices for assets currently available for sale, as well as obtaining and reviewing certain direct market values based quoted prices with manufacturers and secondary market participants for similar equipment. Upon completion of this analysis, we recorded an impairment charge of $3.5 million, $0.5 million and $0.2 million for building and related improvements, machinery and equipment, and software in our LDT asset group, respectively.
The estimated fair value of the LDT acquired existing technology intangible assets was determined based on the income approach, using Level 3 fair value inputs, as it was deemed to be the most indicative of the fair value in an orderly transaction between market participants.
Under the income approach we determined fair value based on the estimated future cash flows resulting from the licensing of the technology underlying the intangible assets. The estimated cash flows in the income approach were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Upon completion of this analysis, we recorded an impairment charge of $4.0 million in the fourth quarter of 2013 related to the acquired intangible assets.
Also, during the fourth quarter of 2013, as a result of changes in one customer's business, we recorded a $1.5 million impairment charge related to our CRI favorable contracts due to a decline in the projected discrete cash flows from the customer.
The long-lived asset impairment charges for LDT and CRI aggregating to $9.7 million were included in "Impairment of goodwill and long-lived assets" in the Consolidated Statements of Operations. As of December 31, 2013, we had $12.9 million and $99.4 million of long-lived assets remaining in our LDT and CRI asset groups, respecitvely.
2013 Impairment of Goodwill
During the third quarter of 2013, we curtailed our immersive media platform spending. We conducted an impairment review as a result of the change of our strategy related to the immersive media platform. As a result of this impairment review, we recorded a charge of $8.1 million to fully impair goodwill related to the MTD reporting unit which was part of the Chief Technology Office ("CTO") reportable segment. The goodwill impairment charge was reflected in "Impairment of goodwill and long-lived assets" in the Consolidated Statements of Operations. We estimated the fair value of the MTD reporting unit using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used of 36% is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.
In the fourth quarter of 2013, we performed our annual goodwill impairment analysis for the MID and CRI reporting units, which are the only reporting units with goodwill.
As of December 31, 2013, the fair value of the MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 480%; the fair value of the CRI reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 44%. To arrive at the cash flow projections utilized in the income approach, we used the reporting unit’s forecast of estimated operating results based on assumptions such as long-term revenue growth rates, costs and estimates of future anticipated changes in operating margins based on economic and market information. Key assumptions used to determine the fair value of the MID and CRI reporting units at December 31, 2013, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 14% for MID and 21% for CRI is based on the reporting units’ overall risk profile relative to other guideline companies, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain. We hypothetically assumed, while holding all other assumptions constant, a combination of a one percentage point increase in the discount rate and a one percentage point decrease in the terminal growth rate used, both of which would result in lower estimates of fair value, and concluded that the estimated fair value of the reporting unit would exceed the carrying value by 413% for MID and 26% for CRI.
It is reasonably possible that the businesses could perform significantly below our expectations or a deterioration of market and economic conditions could occur. This would adversely impact our ability to meet our projected results, which could cause the goodwill in any of our reporting units or long-lived assets in any of our asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect our future financial results. If the reporting units are not successful in commercializing new business arrangements, if the businesses are unsuccessful in signing new license agreements or renewing its existing license agreements, or if we are unsuccessful in managing our costs, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or long-lived assets to become impaired. If we determine that our goodwill or long-lived assets are impaired, we would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.
Income Taxes
As part of preparing our consolidated financial statements, we are required to calculate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.

As of December 31, 2013, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $195.3 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of December 31, 2013, a valuation allowance of $192.8 million reduced net deferred tax assets to $2.5 million. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the industries in which we operate.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance. As of December 31, 2013, we were in a cumulative loss position over the previous three years, which we considered significant negative evidence. A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing as the uncertainty around litigation settlement is reducing, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence of future profitability and, as such, we have not changed our judgment regarding the need for a full valuation allowance on our deferred tax assets in the United States in 2013. However, continued improvement in our operating results, conditioned on our MID, LDT or CRI reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of our valuation allowance as early as 2014. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made.
Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance is required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with FASB Accounting Standards Codification (“ASC”) 740 Income Taxes, to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. We will continue to evaluate the ability to realize, by jurisdiction, our deferred tax assets and related valuation allowances on a quarterly basis based on our cumulative income position and income trend as well as our future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part).
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

The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although ASC 740 Income Taxes, provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, it could materially affect income tax expense.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2013, we had an investment portfolio of fixed income marketable securities of $359.1 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2013, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.
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

We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of a design center in India and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2013, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
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
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)    (1) Financial Statements
The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:
(a)    (2) Financial Statement Schedule
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 21, 2014

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$338,696	$148,984
Marketable securities	48,966	54,346
Accounts receivable	2,251	529
Prepaids and other current assets	8,253	10,529
Deferred taxes	205	788
Total current assets	398,371	215,176
Intangible assets, net	117,172	153,173
Goodwill	116,899	124,969
Property, plant and equipment, net	72,642	86,905
Deferred taxes, long term	4,797	4,458
Other assets	3,498	3,131
Total assets	$713,379	$587,812
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,001	$7,918
Accrued salaries and benefits	33,448	23,992
Accrued litigation expenses	498	9,822
Convertible notes, short-term	164,047	—
Other accrued liabilities	7,848	12,402
Total current liabilities	212,842	54,134
Convertible notes, long-term	109,629	147,556
Long-term imputed financing obligation	39,349	45,919
Long-term income taxes payable	6,561	6,533
Other long-term liabilities	4,769	12,076
Total liabilities	373,150	266,218
Commitments and contingencies (Notes 12 and 18)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2013 and December 31, 2012	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 113,459,390 shares at December 31, 2013 and 111,525,021 shares at December 31, 2012	113	112
Additional paid in capital	1,128,148	1,075,761
Accumulated deficit	(787,727)	(753,979)
Accumulated other comprehensive loss	(305)	(300)
Total stockholders’ equity	340,229	321,594
Total liabilities and stockholders’ equity	$713,379	$587,812
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenue:
Royalties	$264,111	$232,385	$299,004
Contract and other revenue	7,390	1,666	13,359
Total revenue	271,501	234,051	312,363
Operating costs and expenses:
Cost of revenue*	33,215	28,372	24,085
Research and development*	117,981	140,503	115,696
Marketing, general and administrative*	76,448	112,594	164,131
Restructuring charges	5,546	7,301	—
Impairment of goodwill and long-lived assets	17,751	35,471	—
Gain from sale of intellectual property	(1,388)	—	—
Gain from settlement	(535)	—	(6,200)
Costs of restatement and related legal activities, net	19	244	16,187
Total operating costs and expenses	249,037	324,485	313,899
Operating income (loss)	22,464	(90,434)	(1,536)
Interest income and other income (expense), net	(1,596)	59	563
Interest expense	(32,885)	(27,510)	(24,828)
Interest and other income (expense), net	(34,481)	(27,451)	(24,265)
Loss before income taxes	(12,017)	(117,885)	(25,801)
Provision for income taxes	21,731	16,451	17,252
Net loss	$(33,748)	$(134,336)	$(43,053)
Net loss per share:
Basic	$(0.30)	$(1.21)	$(0.39)
Diluted	$(0.30)	$(1.21)	$(0.39)
Weighted average shares used in per share calculations:
Basic	112,415	110,769	110,041
Diluted	112,415	110,769	110,041
______________________________________

* Includes stock-based compensation:
Cost of revenue	$19	$20	$575
Research and development	$6,597	$9,546	$10,519
Marketing, general and administrative	$8,365	$12,980	$16,902
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(33,748)	$(134,336)	$(43,053)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(5)	89	(27)
Total comprehensive loss	$(33,753)	$(134,247)	$(43,080)
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2010	102,676	$103	$911,632	$(576,590)	$(362)	$334,783
Net loss	—	—	—	(43,053)	—	(43,053)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(27)	(27)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,371	1	10,093	—	—	10,094
Net issuance of common stock due to CRI acquisition	6,220	6	86,137	—	—	86,143
Settlement of Samsung’s option related to the contingently redeemable common stock	—	—	13,500	—	—	13,500
Stock-based compensation	—	—	28,354	—	—	28,354
Balances at December 31, 2011	110,267	110	1,049,716	(619,643)	(389)	429,794
Net loss	—	—	—	(134,336)	—	(134,336)
Unrealized gain on marketable securities, net of tax	—	—	—	—	89	89
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,258	2	3,499	—	—	3,501
Stock-based compensation	—	—	22,546	—	—	22,546
Balances at December 31, 2012	111,525	112	1,075,761	(753,979)	(300)	321,594
Net loss	—	—	—	(33,748)		(33,748)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(5)	(5)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,934	1	7,864	—	—	7,865
Stock-based compensation	—	—	14,981	—	—	14,981
Equity component of 1.125% convertible senior notes due 2018	—	—	29,542	—	—	29,542
Balances at December 31, 2013	113,459	$113	$1,128,148	$(787,727)	$(305)	$340,229
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(33,748)	$(134,336)	$(43,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	14,981	22,546	27,996
Depreciation	15,451	13,190	11,894
Amortization of intangible assets	28,909	30,345	20,191
Non-cash interest expense and amortization of convertible debt issuance costs	19,296	14,695	12,622
Impairment of goodwill and long-lived assets	17,751	35,471	—
Impairment of investment in non-marketable equity security	1,400	—	—
Deferred tax (benefit) provision	1,919	3,728	(246)
Non-cash restructuring	653	—	—
Loss on disposal of property, plant and equipment	364	8	—
Gain from sale of intellectual property	(1,388)	—	—
Non-cash acquisition of patents	—	—	(3,000)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,722)	497	2,714
Prepaids and other assets	6,174	8,379	8,810
Accounts payable	(1,544)	(9,664)	10,452
Accrued salaries and benefits and other accrued liabilities	(7,114)	1,847	(741)
Accrued litigation expenses	(9,324)	(680)	6,442
Income taxes payable	(716)	(3,522)	(1,047)
Net cash provided by (used in) operating activities	51,342	(17,496)	53,034
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,938)	(21,809)	(19,431)
Acquisition of intangible assets	(2,656)	(1,700)	(1,210)
Purchases of marketable securities	(125,554)	(110,716)	(173,996)
Maturities of marketable securities	119,600	183,086	337,880
Proceeds from sale of marketable securities	11,020	—	33
Proceeds from sale of intellectual property and property, plant and equipment	2,255	—	—
Acquisition of businesses, net of cash acquired	—	(46,278)	(167,381)
Net cash provided by (used in) investing activities	(2,273)	2,583	(24,105)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	138,000	—	—
Issuance costs related to issuance of convertible senior notes	(3,603)	—	—
Proceeds received from issuance of common stock under employee stock plans	8,391	4,103	12,282
Payments under installment payment arrangement	(1,829)	(1,923)	(2,531)
Principal payments against financing lease obligation	(178)	(522)	(456)
Payment to redeem contingently redeemable common stock pursuant to the settlement agreement with Samsung	—	—	(100,000)
Proceeds from landlord for tenant improvements	—	—	8,800
Net cash provided by (used in) financing activities	140,781	1,658	(81,905)
Effect of exchange rate changes on cash and cash equivalents	(138)	(5)	(42)
Net increase (decrease) in cash and cash equivalents	189,712	(13,260)	(53,018)
Cash and cash equivalents at beginning of year	148,984	162,244	215,262
Cash and cash equivalents at end of year	$338,696	$148,984	$162,244

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,625	$8,625	$8,625
Income taxes, net of refunds	$18,720	$16,384	$16,254
Non-cash investing and financing activities:
Non-cash obligation for property, plant and equipment	$—	$2,512	$7,409
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$5,909	$1,709	$3,093
Common stock, net, issued pursuant to acquisition	$—	$—	$86,143
See Notes to Consolidated Financial Statements

RAMBUS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company
Rambus Inc. (the “Company” or “Rambus”), the innovative technology solutions company that brings invention to market, was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. In addition to licensing, the Company is creating new business opportunities through offering products and services where its goal is to perpetuate strong company operating performance and long-term stockholder value. The Company generates revenue by licensing its inventions and solutions, whether in the form of patent licensing, solutions licensing, services or products, to market-leading companies.
While the Company has historically focused its efforts on the development of technologies for electronics memory and chip interfaces, the Company has been expanding its portfolio of inventions and solutions to address additional markets in chip and system security as well as LED-based lighting. The Company also is exploring new areas within the semiconductor space such as computational sensing and imaging. The Company intends to continue to identify disruptions and opportunities in both traditional and new technology fields, consistent with its goal of creating great value through its innovations and to make those technologies available through both its licensing and non-licensing business models. Key to the Company's efforts, both in its current businesses and in any new area of diversification, will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for these fields of focus, and the management and business support personnel necessary to execute its plans and strategies.
2. Summary of Significant Accounting Policies
Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries, Rambus K.K., located in Tokyo, Japan, Cryptography Research, Inc., located in California, U.S.A., Unity Semiconductor Corporation, located in California, U.S.A., Mozaik Multimedia, Inc., located in California, U.S.A., and Rambus Ltd., located in George Town, Grand Cayman Islands, British West Indies, which includes Rambus Chip Technologies (India) Private Limited, Rambus Deutschland GmbH, located in Pforzheim, Germany, Kamiyacho IP Holdings, Rambus Korea, Inc., located in Seoul, Korea and Rambus France, located in Paris, France. In addition, Rambus International Ltd. and Rambus Delaware LLC are also subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During 2013, the Company expanded its business strategy of monetizing its patent portfolio to include the sale of selected intellectual property. The Company's Memory and Interface Division ("MID") business continues to grow its patent portfolio and actively engage with various external parties to monetize the patent portfolio and explore new revenue opportunities. As the sales of such patents developed by the MID business unit under this expanded strategy represents a component of the Company's ongoing major or central operations, the Company records the related proceeds as revenue. As patent sales executed under this expanded strategy represent a component of the Company's ongoing major or central operations and activities, it will record the related proceeds as revenue. The Company will recognize the revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.
Rambus’ revenue consists of royalty revenue and contract and other revenue derived from MID, Cryptography Research Inc. ("CRI") and Lighting and Display Technologies ("LDT") operating segments. Royalty revenue consists of patent license and solutions license royalties. Contract and other revenue consists of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ technology solutions into its customers’ products as well as sale of LED edge-lit products.
Royalty Revenue
Rambus recognizes royalty revenue upon notification by its customers and when deemed collectible. The terms of the royalty agreements generally either require customers to give Rambus notification and to pay the royalties within a specified period or are based on a fixed royalty that is due within a specified period. Many of Rambus’ customers have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. Rambus has two types of royalty revenue: (1) patent license royalties and (2) solutions license royalties.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contract and Other Revenue
Rambus recognizes revenue from the sale of LED edge-lit products when risk of loss and title have transferred to customers, provided all other revenue recognition criteria have been met. Revenue from distributors is recognized on the shipment or delivery of the related products, provided all other revenue recognition criteria have been met. The Company's agreements with these distributors have terms which are generally consistent with the standard terms and conditions for the sale of the Company's products to end users, and do not provide for product rotation or pricing allowances. The Company accrues for sales returns and warranty based on the standard market experience, none of which are currently material.
Rambus generally recognizes revenue using percentage of completion for development contracts related to licenses of its solutions that involve significant engineering and integration services. For agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon contract costs incurred.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company performs its impairment analysis of goodwill on an annual basis during the fourth quarter of the year unless conditions arise that warrant a more frequent evaluation.
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
In the third quarter of 2013, the Company performed an interim goodwill impairment analysis due to the curtailment of operations for its Mobile Technology Division ("MTD") reporting unit which resulted in an impairment of all of the MTD reporting unit's goodwill. See Note 6, "Intangible Assets and Goodwill" for further details. The Company also performed its annual goodwill impairment analysis as of December 31, 2013 and determined that the fair value of the reporting units with goodwill exceeded their carrying values.
Intangible Assets
Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 10 years.

Property, Plant and Equipment
Property, plant and equipment includes computer equipment, computer software, machinery, leasehold improvements, furniture and fixtures and buildings. Computer equipment, computer software, machinery and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of 3, 3 to 5, 7 and 3 years, respectively. The Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the buildings during the construction period for accounting purposes. Upon completion of construction, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the buildings under the Financial Accounting Standards Board ("FASB") authoritative guidance applicable to sale leaseback for real estate. As such, the Company continues to account for the buildings as owned real estate and to record an imputed financing obligation for its obligation to the legal owners. The buildings will be depreciated on a straight-line basis over an estimated useful life of approximately 39 years. See Note 10, “Balance Sheet Details,” and Note 12, “Commitments and Contingencies,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
Long-lived Asset Impairment
The Company evaluates long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset group and its eventual disposition. The Company’s estimates of future cash flows attributable to its long-lived asset groups require significant judgment based on its historical and anticipated results and are subject to many factors. Factors that the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of its use of the acquired assets or the strategy for its overall business.
When the Company determines that the carrying value of the long-lived asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the long-lived asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the long-lived assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the long-lived assets. During 2013, the Company recognized an impairment of its long-lived assets related to its LDT asset group and CRI favorable contract asset group. During 2012, the Company recognized an impairment of its long-lived and intangible assets related to its LDT asset group. See Note 6, "Intangible Assets and Goodwill" for further details. During 2011, Rambus did not recognize any impairment of its long-lived assets.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes Merton valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2013, 2012 and 2011 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures. The Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the consolidated statement of operations as part of the tax effect of stock-based compensation.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2013 and 2012. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined based on quoted market prices. The fair market value of the Company's convertible notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet.
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
Computation of Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units, and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported. The Company reported approximately 4.8 million shares issued to Samsung as contingently redeemable common stock due to the contractual put rights associated with those shares. As such, the Company used the two-class method for reporting earnings per share for those periods where the contingently redeemable common stock was outstanding (until August 2011) prior to Samsung's redemption of the shares.
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
Credit Concentration
As of December 31, 2013 and 2012, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. government bonds and notes, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.
The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. As of December 31, 2013, one customer accounted for approximately 73% of the total $2.3 million of accounts receivable. The Company's accounts receivable balance as of December 31, 2012 was not material.
Foreign Currency Remeasurement
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries as well as gains and losses from foreign currency transactions are included in other expense, net in the consolidated statements of operations, and are not material for any periods presented.
3. Recent Accounting Pronouncement
In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standards update related to the financial statement presentation of unrecognized tax benefits. The new accounting standards update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new accounting standards update becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company anticipates the adoption may result in equal reductions to both deferred tax assets and long term taxes payable of approximately $4.7 million.
In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new accounting standards update became effective for the Company's interim period ended March 31, 2013. The Company adopted this new accounting standards update and the adoption did not have any impact on its financial position, results of operations or cash flows as the amounts reclassified out of accumulated other comprehensive loss were de minimis.
4. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2013		2012		2011
	(In thousands, except per share amounts)
	CRCS*	Other CS**	CRCS*	Other CS**	CRCS*	Other CS**
Basic net loss per share:
Numerator:
Allocation of undistributed earnings	$—	$(33,748)	$—	$(134,336)	$(1,180)	$(41,873)
Denominator:
Weighted-average common shares outstanding	—	112,415	—	110,769	4,788	107,024
Basic net loss per share	$—	$(0.30)	$—	$(1.21)	$(0.25)	$(0.39)
Diluted net loss per share:
Numerator:
Allocation of undistributed earnings for basic computation	$—	$(33,748)	$—	$(134,336)	$(1,180)	$(41,873)
Reallocation of undistributed earnings	—	—	—	—	—	—
Allocation of undistributed earnings for diluted computation	$—	$(33,748)	$—	$(134,336)	$(1,180)	$(41,873)
Denominator:
Number of shares used in basic computation	—	112,415	—	110,769	4,788	107,024
Dilutive potential shares from stock options, ESPP, convertible notes, CRI retention bonuses and nonvested equity stock and stock units	—	—	—	—	—	—
Number of shares used in diluted computation	—	112,415	—	110,769	4,788	107,024
Diluted net loss per share	$—	$(0.30)	$—	$(1.21)	$(0.25)	$(0.39)

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

______________________________________
*    CRCS — Contingently Redeemable Common Stock
**    Other CS — Common Stock other than CRCS
For the years ended December 31, 2013, 2012 and 2011, options to purchase approximately 7.3 million, 12.2 million and 12.0 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the years ended December 31, 2013, 2012 and 2011, an additional 3.3 million, 6.8 million and 4.1 million potentially dilutive shares, respectively, have been excluded from the weighted average dilutive shares because there was a net loss for the periods. These shares do not include the Company’s 5% convertible senior notes due 2014 (the "2014 Notes") and 1.125% convertible senior notes due 2018 (the "2018 Notes"). The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $19.31 and $12.07, respectively, per share is payable in cash, shares of the Company’s common stock or a combination of both. Refer to Note 11, "Convertible Notes” for more details.
5. Acquisitions
Unity Semiconductor Corporation
On February 3, 2012, the Company completed its acquisition of a privately-held company, Unity Semiconductor Corporation (“Unity”), by acquiring all issued and outstanding shares of capital stock of Unity. Under the terms of the merger agreement, the purchase price was $35.0 million subject to certain post-closing adjustments to the purchase price which were applied as of the end of the second quarter of 2012. In addition to the purchase consideration, the Company agreed to pay an aggregate of $5.0 million in retention bonuses to certain Unity employees over three years. The retention bonus payouts were subject to the condition of employment, and therefore, were treated as compensation and expensed as incurred on a graded attribution basis. The Company acquired Unity’s technology and a portfolio of non-volatile solid state memory patents. The solid state memory technology is a potential successor to the current NAND flash technology, or could be otherwise deployed in the growing non-volatile memory market. Devices using this technology are expected to achieve higher density, faster performance, lower manufacturing costs and greater data reliability than NAND Flash. Unity is part of the MID reportable segment. The Company incurred approximately $0.6 million in direct acquisition costs in connection with the acquisition which were expensed as incurred.
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
Other Acquisition Activities

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2012, the Company entered into one additional business combination and two patent and technology acquisitions for $13.2 million to expand the Company's existing technology, which resulted in approximately $8.1 million of goodwill, $4.1 million of intangible assets (weighted average useful life of 6 years) and $1.0 million of other assets. The business combination was part of the Chief Technology Office ("CTO") reportable segment.
The consolidated financial statements include the operating results of these businesses from the date of acquisition. The acquired assets did not generate any revenue during the reported periods. Pro forma results of operations for the 2012 business combinations have not been presented because their effects were not material to the Company’s consolidated financial statements.
2011 Acquisition Activity: During the year ended December 31, 2011, the Company acquired CRI for a total purchase price of $257.2 million which consisted of cash of $168.8 million and approximately 6.4 million of the Company's common stock. The Company expensed the related transaction costs amounting to approximately $3.9 million. The acquisition of CRI expands the Company's technologies available for licensing with complementary technologies from CRI that include patented innovations and solutions for content protection, network security and anti-counterfeiting. As part of the acquisition, the Company agreed to pay $50.0 million to certain CRI employees and contractors in cash or the Company's common stock, at the Company's option, over three years following June 3, 2011. The purchase price from the business combination was allocated as follows:

Total
(in thousands)
Cash	$1,424
Accounts receivable	1,140
Identified intangible assets	159,200
Property and equipment	965
Other assets	133
Goodwill	96,994
Liabilities	(2,613)
Total	$257,243
Of the identified intangible assets, $12.2 million was recognized as favorable contracts which are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts will reduce the favorable contract intangible asset over the estimated useful life which is based on the expected payment dates related to the underlying favorable contracts.
6. Intangible Assets and Goodwill
2013 Impairment of Long-Lived Assets
During the fourth quarter of 2013, as a result of the change in business strategy for the LDT reporting unit to reduce its focus on the lower margin bulb products, the Company revised its projected cash flows for LDT, triggering an impairment analysis for long-lived assets.
As a result of the impairment analysis, the Company concluded that its LDT asset group was not able to recover the carrying amount of its assets. Determining the fair value of an asset group unit is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 fair value inputs, including current replacement costs, revenue growth rates and operating margins, and discount rates, among others. Accordingly, the Company was required to make various estimates in determining the fair values of the LDT asset group. Due to the highly customized nature of the LDT manufacturing equipment, the Company primarily utilized the cost approach to estimate the fair value of its property, plant and equipment. To determine the estimated fair value of its property, plant and equipment, adjustment factors, including cost trend factors, were applied to each individual asset's original cost in order to estimate current replacement cost. The current replacement cost was then adjusted for estimated deductions to recognize the effects of deterioration and obsolescence from all causes, as well as indirect costs such as installation. Where appropriate, the Company utilized a market approach to estimate the fair value of its property, plant and equipment. This approach included the identification of market prices in actual transactions for similar assets based on asking prices for assets currently available for sale, as well as obtaining and reviewing certain direct market values based quoted prices with manufacturers and secondary market participants for similar equipment. Upon completion of

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

this analysis, the Company recorded an impairment charge of $3.5 million, $0.5 million and $0.2 million for building and related improvements, machinery and equipment, and software in its LDT asset group, respectively.
The estimated fair value of the LDT acquired existing technology intangible assets was determined based on the income approach, using Level 3 fair value inputs, as it was deemed to be the most indicative of the fair value in an orderly transaction between market participants.
Under the income approach the Company determined fair value based on the estimated future cash flows resulting from the licensing of the technology underlying the intangible assets. The estimated cash flows in the income approach were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Upon completion of this analysis, the Company recorded an impairment charge of $4.0 million in the fourth quarter of 2013 related to the acquired intangible assets.
Also, during the fourth quarter of 2013, as a result of changes in one customer's business, the Company recorded a $1.5 million impairment charge related to its CRI favorable contracts (refer to "Intangible Assets" table below for further discussion on favorable contracts) due to a decline in the projected cash flows from the customer.
The long-lived asset impairment charges for LDT and CRI aggregating to $9.7 million were included in "Impairment of goodwill and long-lived assets" in the Consolidated Statements of Operations. As of December 31, 2013, the Company had $12.9 million and $99.4 million of long-lived assets remaining in its LDT and CRI asset groups, respectively.
2013 Impairment of Goodwill
During the third quarter of 2013, the Company curtailed its immersive media platform spending. The Company conducted an impairment review as a result of the change of its strategy related to the immersive media platform. As a result of this impairment review, the Company recorded a charge of $8.1 million to fully impair the goodwill related to the MTD reporting unit which was part of the CTO reportable segment. The goodwill impairment charge was reflected in "Impairment of goodwill and long-lived assets" in the Consolidated Statements of Operations. The Company estimated the fair value of the MTD reporting unit using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used of 36% is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.
In the fourth quarter of 2013, the Company performed its annual goodwill impairment analysis for the MID and CRI reporting units, which are the only reporting units with goodwill.
As of December 31, 2013, the fair value of the MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 480%; the fair value of the CRI reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 44%. To arrive at the cash flow projections utilized in the income approach, the Company used the reporting unit’s forecast of estimated operating results based on assumptions such as long-term revenue growth rates, costs and estimates of future anticipated changes in operating margins based on economic and market information. Key assumptions used to determine the fair value of the MID and CRI reporting units at December 31, 2013, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 14% for MID and 21% for CRI is based on the reporting units’ overall risk profile relative to other guideline companies, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
It is reasonably possible that the businesses could perform significantly below the Company's expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause the goodwill in any of its reporting units or long-lived assets in any of its asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect the Company's future financial results. If the reporting units are not successful in commercializing new business arrangements, if the businesses are unsuccessful in signing new license agreements or renewing its existing license agreements, or if the Company is unsuccessful in managing its costs, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or long-lived assets to become impaired. If the Company determines that its goodwill

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or long-lived assets are impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.
2012 Impairment of Long-Lived Assets
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
As a result of the interim impairment analysis, the Company concluded that its LDT asset group was not able to recover the carrying amount of its LDT assets. Determining the fair value of an asset group unit is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 fair value inputs, including current replacement costs, revenue growth rates and operating margins, and discount rates, among others. Accordingly, the Company was required to make various estimates in determining the fair values of the LDT asset group. Due to the highly customized nature of the LDT manufacturing equipment, the Company primarily utilized the cost approach to estimate the fair value of its property, plant and equipment. To determine the estimated fair value of its property, plant and equipment, adjustment factors, including cost trend factors, were applied to each individual asset's original cost in order to estimate current replacement cost. The current replacement cost was then adjusted for estimated deductions to recognize the effects of deterioration and obsolescence from all causes, as well as indirect costs such as installation. Where appropriate, the Company utilized a market approach to estimate the fair value of its property, plant and equipment. This approach included the identification of market prices in actual transactions for similar assets based on asking prices for assets currently available for sale, as well as obtaining and reviewing certain direct market values based quoted prices with manufacturers and secondary market participants for similar equipment. Upon completion of this analysis, the Company recorded an impairment charge of $5.8 million and $0.6 million for building and related improvements and software in its LDT asset group, respectively.
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
2012 Impairment of Goodwill
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
Goodwill
The following tables present goodwill information for each of the reportable segments for the years ended December 31, 2013 and December 31, 2012:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable Segment:	December 31, 2012	Addition to Goodwill	Impairment Charge of Goodwill (1)	December 31, 2013
	(In thousands)
MID	$19,905	$—	$—	$19,905
CTO	8,070	—	(8,070)	—
CRI	96,994	—	—	96,994
Total	$124,969	$—	$(8,070)	$116,899
______________________________________
(1) The Company recorded a non-cash goodwill impairment charge of $8.1 million related to the MTD reporting unit as discussed above.

	As of December 31, 2013
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CTO	8,070	(8,070)	—
CRI	96,994	—	96,994
All Other	13,700	(13,700)	—
Total	$138,669	$(21,770)	$116,899

Reportable Segment:	December 31, 2011	Addition to Goodwill (1)	Impairment Charge of Goodwill (2)	December 31, 2012

MID	$4,454	$15,451	$—	$19,905
CTO	—	8,070	—	8,070
CRI	96,994	—	—	96,994
All Other	13,700	—	(13,700)	—
Total	$115,148	$23,521	$(13,700)	$124,969
______________________________________
(1) The addition to goodwill resulted from two business combinations in the first quarter of 2012. See Note 5, “Acquisitions” for further details.
(2) The Company recorded a non-cash goodwill impairment charge of $13.7 million related to the LDT reporting unit as discussed above.

	As of December 31, 2012
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

MID	$19,905	$—	$19,905
CTO	8,070	—	8,070
CRI	96,994	—	96,994
All Other	13,700	(13,700)	—
Total	$138,669	$(13,700)	$124,969
Intangible Assets

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s intangible assets as of December 31, 2013 and December 31, 2012 were as follows:

		As of December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology (1)	3 to 10 years	$186,202	$(80,961)	$105,241
Customer contracts and contractual relationships (2)	1 to 10 years	31,093	(19,204)	11,889
Non-compete agreements	3 years	300	(258)	42
Total intangible assets		$217,595	$(100,423)	$117,172
______________________________________
(1) The Company recorded a non-cash intangible impairment charge of $4.0 million related to the LDT group which has been netted from the gross carrying amount and accumulated amortization for existing technology.
(2) The Company recorded a non-cash intangible impairment charge of $1.5 million related to a favorable contract which has been netted from the gross carrying amount and accumulated amortization for customer contracts and contractual relationships.

		As of December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology (1)	3 to 10 years	$191,815	$(57,240)	$134,575
Customer contracts and contractual relationships	1 to 10 years	32,650	(14,194)	18,456
Non-compete agreements	3 years	300	(158)	142
Total intangible assets		$224,765	$(71,592)	$153,173
______________________________________
(1) The Company recorded a non-cash intangible impairment charge of $15.4 million related to the LDT group as discussed above which has been netted from the gross carrying amount and accumulated amortization for existing technology.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduce the favorable contract intangible asset. During 2013 and 2012, the Company received $2.3 million and $5.1 million related to the favorable contracts, respectively. As of December 31, 2013 and 2012, the net balance of the favorable contract intangible assets was $1.0 million and $4.8 million, respectively. The estimated useful life is based on expected payment dates related to the favorable contracts. The group of acquired intangible assets had an original estimated weighted average useful life of approximately 7 years from the date of acquisition. Refer to Note 5, “Acquisitions” for additional details.
As of December 31, 2013, as part of the Company's business strategy of monetizing its patent portfolio to include the sale of selected intellectual property, the Company had $2.3 million of intangible assets classified as held for sale primarily in the MID reportable segment which the Company expects to sell by the middle of 2014.
In addition to the business acquisitions discussed in Note 5, "Acquisitions", the Company acquired other patents in 2013, 2012 and 2011 aggregating $2.5 million, $1.7 million, $4.2 million (only $1.2 million was paid in cash), respectively.
Amortization expense for intangible assets for the years ended December 31, 2013, 2012, and 2011 was $28.9 million, $30.3 million and $20.2 million, respectively. The estimated future amortization expense of intangible assets as of December 31, 2013 was as follows (amounts in thousands):

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ending December 31:	Amount
2014	$27,487
2015	25,348
2016	24,356
2017	23,734
2018	10,827
Thereafter	5,420
$117,172
7. Segments and Major Customers
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment. Since the fourth quarter of 2012, the Company has four operating segments: (1) MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) LDT, which focuses on the design, development and licensing of technologies for lighting; and (4) CTO, which focuses on the design, development and productization of emerging technologies. For the year ended December 31, 2013, MID, CRI and CTO were considered reportable segments as they met the quantitative thresholds for disclosure as reportable segments. The results of the remaining operating segment are shown under “All Other”. The presentation of the 2012 and 2011 segment data has been updated accordingly to conform with the 2013 segment presentation.
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as customer licensing income ("CLI") minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses and the allocation of certain engineering expenses.
CLI includes the Company's measure of the total cash royalties received from its customers under its licensing agreements with them and any product sales. In 2011, the Company bifurcated royalty payments that it received from Samsung between revenue and gain from settlement, which was reflected as reducing operating expenses. In 2013, the Company bifurcated royalty payments that it received from SK hynix and Micron between revenue and gain from settlement, which was reflected as reducing operating expenses. The Company has combined revenue from its customers, including Samsung, SK hynix and Micron, and the gain from the Samsung, SK hynix and Micron settlement as customer licensing income to reflect the total amounts received from all of its customers for the periods presented. In addition, customer licensing income includes other patent royalties received but not recognized as revenue and proceeds from sale of intellectual property. In certain periods presented, certain patent royalties received from a customer was not recognized as revenue as not all revenue recognition criteria were met. Additionally, since the third quarter of 2011, the Company has received patent royalty payments from certain patent license agreements assumed in the acquisition of CRI which were treated as favorable contracts. Cash received from these acquired favorable contracts reduced the favorable contract intangible asset on the Company's balance sheet. The Company has combined these cash royalty payments as CLI to reflect the total amounts received from its customers.
Segment operating expenses do not include gain from settlement discussed above, marketing, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated marketing, general and administrative expenses as well as corporate level expenses. The presentation of the 2012 and 2011 segment data has been updated accordingly to conform with the 2013 segment operating income (loss) definition.
The tables below present reported segment operating income (loss) for the years ended December 31, 2013, 2012 and 2011:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2013
	MID	CRI	CTO	All Other	Total
	(In thousands)
Revenue	$232,040	$32,625	$—	$6,836	$271,501
Gain from settlement	535	—	—	—	535
Other adjustment from revenue to CLI	5,000	2,304	—	2,250	9,554
Customer licensing income	$237,575	$34,929	$—	$9,086	$281,590
Segment operating expenses	33,764	24,149	25,703	22,502	106,118
Segment operating income (loss)	$203,811	$10,780	$(25,703)	$(13,416)	$175,472
Reconciling items					(153,008)
Operating income					$22,464
Interest and other income (expense), net					(34,481)
Loss before income taxes					$(12,017)

	For the Year Ended December 31, 2012
	MID	CRI	CTO	All Other	Total
	(In thousands)
Revenue	$215,047	$17,808	$—	$1,196	$234,051
Gain from settlement	—	—	—	—	—
Other adjustment from revenue to CLI	7,500	5,165	—	—	12,665
Customer licensing income	$222,547	$22,973	$—	$1,196	$246,716
Segment operating expenses	37,353	13,611	28,106	19,330	98,400
Segment operating income (loss)	$185,194	$9,362	$(28,106)	$(18,134)	$148,316
Reconciling items					(238,750)
Operating loss					$(90,434)
Interest and other income (expense), net					(27,451)
Loss before income taxes					$(117,885)

	For the Year Ended December 31, 2011
	MID	CRI	CTO	All Other	Total
	(In thousands)
Revenue	$292,074	$17,353	$—	$2,936	$312,363
Gain from settlement	6,200	—	—	—	6,200
Other adjustment from revenue to CLI	(3,000)	2,250	—	—	(750)
Customer licensing income	$295,274	$19,603	$—	$2,936	$317,813
Segment operating expenses	45,670	5,606	17,771	15,025	84,072
Segment operating income (loss)	$249,604	$13,997	$(17,771)	$(12,089)	$233,741
Reconciling items					(235,277)
Operating loss					$(1,536)
Interest and other income (expense), net					(24,265)
Loss before income taxes					$(25,801)
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2013, 2012 and 2011 were as follows:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2013	2012	2011
Customer A (MID and CRI reportable segments)	33%	38%	30%
Customer B (MID reportable segment)	*	*	11%
Customer C (MID reportable segment)	*	*	10%
_________________________________________
* Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of customers' headquarters is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
South Korea	$112,806	$88,971	$94,197
USA	80,652	63,398	103,367
Japan	51,156	63,686	97,726
Europe	15,985	5,236	1,992
Canada	7,896	7,759	14,750
Asia-Other	3,006	5,001	331
Total	$271,501	$234,051	$312,363
At December 31, 2013, of the $72.6 million of total property, plant and equipment, approximately $71.8 million were located in the United States, $0.7 million were located in India and $0.1 million were located in other foreign locations. At December 31, 2012, of the $86.9 million of total property, plant and equipment, approximately $85.8 million were located in the United States, $1.0 million were located in India and $0.1 million were located in other foreign locations.
8. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of December 31, 2013 and 2012, all of the Company’s cash equivalents and marketable securities have a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2013
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$300,605	$300,605	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,492	58,507	—	(15)	0.15%
Total cash equivalents and marketable securities	359,097	359,112	—	(15)
Cash	28,565	28,565	—	—
Total cash, cash equivalents and marketable securities	$387,662	$387,677	$—	$(15)

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2012
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$126,570	$126,570	$—	$—	0.01%
Corporate notes, bonds and commercial paper	57,345	57,356	4	(15)	0.17%
Total cash equivalents and marketable securities	183,915	183,926	4	(15)
Cash	19,415	19,415	—	—
Total cash, cash equivalents and marketable securities	$203,330	$203,341	$4	$(15)
Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Cash equivalents	$310,131	$129,569
Short term marketable securities	48,966	54,346
Total cash equivalents and marketable securities	359,097	183,915
Cash	28,565	19,415
Total cash, cash equivalents and marketable securities	$387,662	$203,330
The Company continues to invest in highly rated quality, highly liquid debt securities. As of December 31, 2013, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 are as follows:

	Fair Value		Gross Unrealized Loss
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$53,491	$51,819	$(15)	$(15)
The gross unrealized loss at December 31, 2013 and 2012 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2013 and 2012:

	As of December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$300,605	$300,605	$—	$—
Corporate notes, bonds and commercial paper	58,492	—	58,492	—
Total available-for-sale securities	$359,097	$300,605	$58,492	$—

	As of December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$126,570	$126,570	$—	$—
Corporate notes, bonds and commercial paper	57,345	—	57,345	—
Total available-for-sale securities	$183,915	$126,570	$57,345	$—
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors,

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. For the year ended December 31, 2013, the Company recorded an impairment charge related to its non-marketable equity security of a private company as described below. For the year ended December 31, 2012, the Company did not incur any impairment loss on its investments.
The Company made an investment of $2.0 million in a non-marketable equity security of a private company during 2009. Prior to the second quarter of 2013, the Company had not recorded any impairment charges related to this investment as there had been no events that caused a decrease in its fair value below the carrying cost. During the second quarter of 2013, as part of its periodic evaluation of the fair value of the investment in the non-marketable equity security, and based on the information provided by the private company at that time, the Company determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, the Company recorded an impairment charge of $1.4 million within interest income and other income (expense), net, in the consolidated statements of operations for the second quarter of 2013. The Company evaluated the fair value of the investment in the non-marketable security as of December 31, 2013 and determined that there were no additional circumstances that caused a further decrease in its fair value below the carrying cost. Additionally, the Company cannot provide any assurance that its non-marketable equity security will not be further impacted by adverse changes in the general market conditions or deterioration in business prospects of the investee, which may require the Company in the future to record additional impairment charges which could adversely impact its financial results.
The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of December 31, 2013 and 2012:

	As of December 31, 2013
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2013
Investment in non-marketable security	$600	$—	$—	$600	$1,400

	As of December 31, 2012
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2012
Investment in non-marketable security	$2,000	$—	$—	$2,000	$—
In 2013 and 2012, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2013 and 2012:

	As of December 31, 2013			As of December 31, 2012
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$172,500	$164,047	$175,821	$172,500	$147,556	$172,716
1.125% Convertible Senior Notes due 2018	138,000	109,629	142,427	—	—	—
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As discussed in Note 11, “Convertible Notes,” as of December 31, 2013, the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convertible notes are carried at their face value of $172.5 million and $138.0 million, respectively, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
Information regarding the Company's goodwill and long-lived assets balances are disclosed in Note 6, "Intangible Assets and Goodwill".
10. Balance Sheet Details
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2013	2012
	(In thousands)
Building	$40,320	$42,129
Computer software	22,068	36,349
Computer equipment	29,869	29,371
Furniture and fixtures	12,360	12,708
Leasehold improvements	7,024	9,731
Machinery	11,533	13,501
Construction in progress	282	9,559
	123,456	153,348
Less accumulated depreciation and amortization	(50,814)	(66,443)
	$72,642	$86,905
As a result of the impairment analysis in the fourth quarter of 2013, the Company concluded that its LDT asset group was not able to recover the carrying amount of its LDT assets. Upon completion of this analysis, the Company recorded an impairment charge of $3.5 million, $0.5 million and $0.2 million primarily for building improvements, machinery and equipment, and software in its LDT asset group, respectively, which have been netted from the gross carrying amount and accumulated depreciation. As a result of the interim impairment analysis in the third quarter of 2012, the Company concluded that its LDT asset group was not able to recover the carrying amount of its LDT assets. Upon completion of this analysis, the Company recorded an impairment charge of $5.8 million and $0.6 million for building improvements and software in its LDT asset group, respectively, which have been netted from the gross carrying amount and accumulated depreciation. See Note 6, "Intangible Assets and Goodwill" for additional details.
As the Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use and retained sufficient continuing involvement to preclude de-recognition of the buildings under the FASB authoritative guidance applicable to sale leaseback for real estate, the Company accounts for the buildings as owned real estate. On January 31, 2013, the Company entered into a third amendment to the Sunnyvale lease to surrender the 31,000 square-foot space from the first amendment back to the landlord and recorded a total charge of $2.0 million related to the surrender of the 31,000 square-foot space.
As of December 31, 2013 and 2012, for the Sunnyvale and Brecksville facilities, the Company capitalized $40.3 million and $42.1 million in building based on the estimated fair value of the portion of the unfinished spaces, capitalized interest on the unfinished spaces and construction costs related to the build-out of the facilities. As of December 31, 2012, the Company capitalized $6.7 million in construction in progress based on the estimated fair value of the portion of the unfinished spaces and capitalized interest on the unfinished spaces. See Note 12, "Commitments and Contingencies" for additional details.
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $15.5 million, $13.2 million and $11.9 million, respectively.
Accumulated Other Comprehensive Loss

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive loss is comprised of the following:

	As of December 31,
	2013	2012
	(In thousands)
Foreign currency translation adjustments, net of tax	$86	$86
Unrealized loss on available-for-sale securities, net of tax	(391)	(386)
Total	$(305)	$(300)
11. Convertible Notes
The Company’s convertible notes are shown in the following table.

(Dollars in thousands)	As of December 31, 2013	As of December 31, 2012
1.125% Convertible Senior Notes due 2018	$138,000	$—
5% Convertible Senior Notes due 2014	172,500	172,500
Total principal amount of convertible notes	310,500	172,500
Unamortized discount - 2018 Notes	(28,371)	—
Unamortized discount - 2014 Notes	(8,453)	(24,944)
Total unamortized discount	$(36,824)	$(24,944)
Total convertible notes	$273,676	$147,556
Less current portion	164,047	—
Total long-term convertible notes	$109,629	$147,556
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

The 2018 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 82.8329 shares of common stock per $1,000 principal amount of 2018 Notes, subject to adjustment in certain events. This is equivalent to an initial conversion price of approximately $12.07 per share of common stock. Holders may surrender their 2018 Notes for conversion prior to the close of business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the closing sale price of the common stock for 20 days or more trading days (whether or not consecutive)

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during a period of 30 days consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price per share of common stock on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified distributions to holders of the Company's common stock; or (4) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their notes at any time, regardless of the foregoing circumstances. If a holder elects to convert its 2018 Notes in connection with certain fundamental changes, as that term is defined in the Indenture, that occur prior to the Maturity Date, the Company will, in certain circumstances, increase the conversion rate for 2018 Notes converted in connection with such fundamental changes by a specified number of shares of common stock.

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

(6) the Company's failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by the Company or any of the Company's material subsidiaries in excess of $40 million principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, for a period of 30 days after written notice thereof is delivered to the Company by the trustee or to the Company and the trustee by the holders of 25% or more in aggregate principal amount of the notes then outstanding without such failure to pay having been cured or waived, such acceleration having been rescinded or annulled (if applicable) and such indebtedness not having been paid or discharged; and

(7) certain events of bankruptcy, insolvency or reorganization relating to the Company or any of the Company's material subsidiaries (as defined in the Indenture).

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company will pay cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. During 2013, 2012 and 2011, the Company paid approximately $8.6 million of interest related to the 2014 Notes in each year. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes are the Company’s general unsecured obligation, ranking equal in right of payment to all of the Company’s existing and future senior indebtedness and are senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2014 Notes.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Additional paid-in capital at December 31, 2013 and December 31, 2012 includes $93.4 million and $63.9 million, respectively, related to the equity component of the 2018 and 2014 Notes.
As of December 31, 2013, none of the conversion conditions were met related to the 2018 Notes or the 2014 Notes. Therefore, the classification of the entire equity component for the 2018 Notes and the 2014 Notes in permanent equity is appropriate as of December 31, 2013.
Interest expense related to the notes for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
2018 Notes coupon interest at a rate of 1.125%	$582	$—	$—
2018 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 5.5%	$2,171	—	—
2014 Notes coupon interest at a rate of 5%	8,625	8,625	8,625
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	17,126	14,695	12,622
Total interest expense on convertible notes	$28,504	$23,320	$21,247

12. Commitments and Contingencies

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 15, 2009, the Company entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California commencing on July 1, 2010 and expiring on June 30, 2020. The office space is used for the Company’s corporate headquarters, as well as engineering, marketing and administrative operations and activities. The annual base rent for these leases includes certain rent abatement and increases annually over the lease term. The Company has two options to extend the lease for a period of 60 months each and a one-time option to terminate the lease after 84 months in exchange for an early termination fee. Pursuant to the terms of the lease, the landlord agreed to reimburse the Company approximately $9.1 million, which was received by the year ended December 31, 2011. The Company recognized the reimbursement as an additional imputed financing obligation as such payment from the landlord is deemed to be an imputed financing obligation. On November 4, 2011, to better plan for future expansion, the Company entered into an amended lease for its Sunnyvale facility for approximately an additional 31,000-square-foot space commencing on March 1, 2012 and expiring on June 30, 2020. Additionally, a tenant improvement allowance to be provided by the landlord was approximately $1.7 million. On September 29, 2012, the Company entered into a second amended Sunnyvale lease to reduce the tenant improvement allowance to approximately $1.5 million. On January 31, 2013, the Company entered into a third amendment to the Sunnyvale lease to surrender the 31,000 square-foot space from the first amendment back to the landlord and recorded a total charge of $2.0 million related to the surrender of the amended lease.

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
Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2013, 2012 and 2011, the Company recognized in its Consolidated Statements of Operations $4.4 million, $4.1 million, and $3.3 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2013 and 2012, the imputed financing obligation balance in connection with these facilities was $39.7 million and $45.9 million, respectively, which was primarily classified under long-term imputed financing obligation.
As of December 31, 2013 and 2012, the Company capitalized $40.3 million and $48.8 million in property, plant and equipment based on the estimated fair value of the portion of the pre-construction shell, construction costs related to the build-out of the facilities and capitalized interest during construction period. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.
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
In connection with the June 3, 2011 acquisition of CRI, the Company is obligated to pay a retention bonus to certain CRI employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in three equal amounts of approximately $16.7 million. The first and second payments were paid in cash during the second quarter of 2012 and 2013, respectively, and the remaining payment payable on June 3, 2014 will be paid in cash or stock at the Company’s election. As of December 31, 2013, the remaining retention bonus commitment is $16.9 million and may be forfeited in part or whole by the covered employees and contractors upon voluntary departure from employment or discontinuation of services. Any amounts forfeited will be accelerated and paid by the Company to a designated charity. See Note 5, “Acquisitions,” for additional information regarding the acquisition of CRI.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 29, 2009, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2013 and 2012 was $172.5 million, offset by unamortized debt discount of $8.5 million and $24.9 million, respectively, in the accompanying consolidated balance sheets. The debt discount is currently being amortized over the remaining 6 months until maturity of the 2014 Notes on June 15, 2014. See Note 11, “Convertible Notes,” for additional details.
On August 16, 2013, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 notes as of December 31, 2013 was $138.0 million, offset by unamortized debt discount of $28.4 million in the accompanying consolidated balance sheet. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 56 months until maturity of the 2018 Notes on August 15, 2018. See Note 11, “Convertible Notes,” for additional details.

As of December 31, 2013, the Company’s material contractual obligations are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$40,260	$5,874	$6,010	$6,156	$6,302	$6,447	$9,471
Leases and other contractual obligations	8,456	3,753	2,108	1,237	1,018	340	—
Software licenses (3)	8,715	5,477	2,865	373	—	—	—
Acquisition retention bonuses (4)	18,083	18,013	70	—	—		—
Convertible notes	310,500	172,500	—	—	—	138,000	—
Interest payments related to convertible notes	12,076	5,865	1,553	1,553	1,553	1,552	—
Total	$398,090	$211,482	$12,606	$9,319	$8,873	$146,339	$9,471
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $18.8 million including $12.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million in long-term income taxes payable, as of December 31, 2013. As noted below in Note 17, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)
The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of December 31, 2013 which are also presented on the Company’s Consolidated Balance Sheet under current and other long-term liabilities.

(4)
In connection with acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The remaining $16.9 million of CRI retention bonuses payable on June 3, 2014 will be paid in cash or stock at the Company’s election.

Rent expense was approximately $3.1 million, $4.1 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Indemnifications
The Company enters into standard license agreements in the ordinary course of business. Although the Company does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Several securities fraud class actions, private lawsuits and shareholder derivative actions were filed in state and federal courts against certain of the Company’s current and former officers and directors related to the stock option granting actions. As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces the Company’s exposure and enables the Company to recover a portion of future amounts to be paid. As a result of these indemnification agreements, the Company continues to make payments on behalf of primarily former officers and some current officers. As of December 31, 2013 and 2012, the Company had made cumulative payments of approximately $32.2 million and $32.2 million, respectively, on their behalf. These payments were recorded under costs of restatement and related legal activities in the consolidated statements of operations. Also, in 2011, the Company reached a settlement agreement that resolved the matter captioned Stuart J. Steele, et al. v. Rambus Inc., et al., where the Company agreed to settle the claims against it and the individual defendants for approximately $10.9 million which was recorded under costs of restatement and related legal activities in the consolidated statements of operations. As of December 31, 2013, the Company has cumulatively received $12.3 million from insurance settlements related to the defense of the Company, its directors and its officers which were recorded under costs of restatement and related legal activities in the consolidated statements of operations. During the year ended December 31, 2013, no insurance settlements were received.
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
As of December 31, 2013, 2,527,428 shares of the 21,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, directors and consultants.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2010	5,348,162
Stock options granted	(2,357,001)
Stock options forfeited	865,097
Stock options expired under former plans	(503,526)
Nonvested equity stock and stock units granted (1)	(562,257)
Nonvested equity stock and stock units forfeited (1)	22,401
Total shares available for grant as of December 31, 2011	2,812,876
Increase in shares approved for issuance	6,500,000
Stock options granted (2)	(7,789,220)
Stock options forfeited (3)	2,610,812
Stock options expired under former plans	(576,763)
Nonvested equity stock and stock units granted (1)	(1,113,014)
Nonvested equity stock and stock units forfeited (1)	284,468
Total shares available for grant as of December 31, 2012	2,729,159
Stock options granted	(2,084,276)
Stock options forfeited	3,318,022
Stock options expired under former plans	(1,157,419)
Nonvested equity stock and stock units granted (1)	(709,611)
Nonvested equity stock and stock units forfeited (1)	431,553
Total shares available for grant as of December 31, 2013	2,527,428
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
Stock Option Exchange Program
On April 26, 2012, the Company launched a one-time stock option exchange program ("option exchange”) pursuant to which eligible employees were able to exchange certain outstanding stock options for a fewer number of shares having an exercise price equal to the fair market value of the Company’s common stock on June 22, 2012. The Company's named executive officers, senior vice presidents and members of its Board of Directors were not eligible to participate in the Program. Pursuant to the terms and conditions of the option exchange, the Company accepted for exchange, 6,449,255 options. All surrendered options were canceled effective as of the expiration of the option exchange, and immediately thereafter, in exchange thereof, the Company granted new options with an exercise price of $5.63 per share (representing the closing price of its common stock on June 22, 2012, as reported on the NASDAQ Global Select Market) to purchase an aggregate of 2,840,986 shares of common stock under the 2006 Plan. New options have a new contractual term of the longer of the original remaining contractual term of the surrendered options or five years, and generally will vest over a three-year period from the date of grant, with one-third of the shares vesting on the first year anniversary of the grant date and the remaining shares vesting monthly thereafter. As a result of the option exchange, the total incremental compensation cost of the new options was approximately $1.0 million. The total remaining unrecognized compensation cost related to the original options of $19.9 million and the incremental compensation cost of the new options granted of $1.0 million will be recognized over the three years requisite service period.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Stock Option Information
The following table summarizes stock option activity under the 1997, 1999 and 2006 Plans for the years ended December 31, 2013, 2012 and 2011 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2013.

	Options Outstanding		Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price per Share		Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2010	13,969,383	$18.85
Options granted	2,357,001	$18.83
Options exercised	(873,691)	$8.46
Options forfeited	(865,097)	$14.53
Outstanding as of December 31, 2011	14,587,596	$19.73
Options granted	7,789,220	$5.81
Options exercised	(221,934)	$4.44
Options forfeited	(2,610,812)	$10.91
Options surrendered in stock option exchange program	(6,449,255)	$21.11
Outstanding as of December 31, 2012	13,094,815	$12.79
Options granted	2,084,276	$6.09
Options exercised	(483,923)	$6.72
Options forfeited	(3,318,022)	$14.51
Outstanding as of December 31, 2013	11,377,146	$11.32	5.7	$24,540
Vested or expected to vest at December 31, 2013	10,685,898	$11.64	5.5	$22,113
Options exercisable at December 31, 2013	6,242,733	$15.35	3.7	$6,779
During the years ended December 31, 2013 and 2011, no stock options that contain a market condition were granted. During the year ended December 31, 2012, 1,795,000 stock options that contain a market condition were granted. These options vest in three years if specified stock prices are achieved. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. As of December 31, 2013 and 2012, there were 1,315,000 and 1,535,000 stock options outstanding, respectively, that require the Company to achieve minimum market conditions in order for the options to become exercisable.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2013, based on the $9.47 closing stock price of Rambus’ Common Stock on December 31, 2013 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2013 was 7,167,696 and 2,453,877, respectively.
The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2013:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.13 – $5.39	1,087,176	8.6	$4.45	93,470	$4.80
$5.46 – $5.46	1,306,654	9.0	$5.46	240,292	$5.46
$5.49 – $5.49	36,918	9.1	$5.49	5,734	$5.49
$5.63 – $5.63	1,511,307	5.3	$5.63	724,285	$5.63
$5.76– $5.76	1,246,839	8.5	$5.76	219,246	$5.76
$6.39– $7.97	1,138,049	7.3	$7.27	531,824	$7.27
$8.11 – $13.30	1,177,647	5.7	$9.21	784,077	$9.15
$13.31 – $18.69	1,250,463	2.8	$16.92	1,138,570	$17.15
$19.13 – $21.51	1,318,182	2.5	$20.15	1,237,247	$20.10
$21.95 – $40.80	1,303,911	2.0	$26.12	1,267,988	$26.21
$4.13 – $40.80	11,377,146	5.7	$11.32	6,242,733	$15.35
Employee Stock Purchase Plans
During the three year period ended December 31, 2013, the Company had one employee stock purchase plan, the 2006 Employee Stock Purchase Plan.
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
The Company issued 1,063,283 shares at a weighted average price of $4.87 per share during the year ended December 31, 2013. The Company issued 731,449 shares at a weighted average price of $4.21 per share during the year ended December 31, 2012. The Company issued 271,804 shares at a weighted average price of $15.62 per share during the year ended December 31, 2011. As of December 31, 2013, 19,232 shares under the ESPP remain available for issuance.
Stock-Based Compensation
Stock Options
During the years ended December 31, 2013, 2012 and 2011, Rambus granted 2,084,276, 7,789,220(including options granted in the stock option exchange program and options granted that contain a market condition) and 2,357,001 stock options, respectively, with an estimated total grant-date fair value of $5.4 million, $32.7 million and $24.2 million, respectively. During the years ended December 31, 2013, 2012 and 2011, Rambus recorded stock-based compensation related to stock options of $10.4 million, $15.0 million and $19.6 million, respectively.
As of December 31, 2013, there was $16.9 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of options vested for the years ended December 31, 2013, 2012 and 2011 was $64.3 million, $80.0 million and $144.8 million, respectively.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of options exercised was $1.3 million, $0.2 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.
During the years ended December 31, 2013, 2012 and 2011, proceeds from employee stock option exercises totaled approximately $3.3 million, $1.0 million and $7.4 million, respectively.
Employee Stock Purchase Plans
During the years ended December 31, 2013, 2012 and 2011, Rambus recorded stock-based compensation related to the ESPP of $1.5 million, $2.2 million and $1.7 million, respectively. As of December 31, 2013, there was an immaterial amount of unrecognized compensation cost related to share-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2013, 2012 and 2011.
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
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented. The assumptions used to estimate the fair value of stock options granted under the stock option exchange program are excluded from the following:

	Stock Option Plans for Years Ended December 31,
	2013	2012	2011
Stock Option Plans
Expected stock price volatility	45%-47%	57%-68%	50%-75%
Risk free interest rate	0.8%-1.5%	0.6%-0.9%	1.4%-2.8%
Expected term (in years)	5.4-5.5	5.5-5.7	6.0-6.1
Weighted-average fair value of stock options granted	$2.60	$3.57	$10.27
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

	Employee Stock Purchase Plan for Years Ended December 31,
	2013	2012	2011
Employee Stock Purchase Plan
Expected stock price volatility	44%-48%	56%-63%	56%-78%
Risk free interest rate	0.1%	0.2%	0.1%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$1.96	$1.58	$6.16

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, directors and employees. For the year ended December 31, 2013, 2012 and 2011, the Company granted nonvested equity stock units totaling 473,074, 742,009 and 374,838 shares, respectively, under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $3.3 million, $4.8 million and $6.7 million, respectively. The Company occasionally grants nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the years ended December 31, 2013, 2012 and 2011, the achievement of certain performance conditions was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units for all three years.
For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of approximately $3.1 million, $5.3 million and $6.7 million, respectively, related to all outstanding equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $3.7 million at December 31, 2013. This cost is expected to be recognized over a weighted average period of 2.3 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2013:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2010	718,007	$18.23
Granted	374,838	$17.86
Vested	(314,401)	$18.15
Forfeited	(14,934)	$21.76
Nonvested at December 31, 2011	763,510	$18.02
Granted	742,009	$6.43
Vested	(393,383)	$17.38
Forfeited	(189,645)	$11.77
Nonvested at December 31, 2012	922,491	$10.24
Granted	473,074	$6.92
Vested	(478,214)	$9.81
Forfeited	(287,702)	$9.18
Nonvested at December 31, 2013	629,649	$8.56

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders’ Equity
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
For the years ended December 31, 2013 and 2012, the Company did not repurchase any shares of its common stock under its share repurchase program. As of December 31, 2013, the Company had repurchased a cumulative total of approximately 26.3 million shares of its common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2013, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding common stock.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.
15. Benefit Plans
Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2013, 2012 and 2011, Rambus made matching contributions totaling approximately $1.8 million, $2.1 million and $1.6 million, respectively.
16. Restructuring Charges
The 2012 Plan
During 2012, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of the Company's research and development efforts (the “2012 Plan”). In connection with this restructuring program, the Company estimates that it will incur aggregate costs of approximately $10.0 million. During the year ended December 31, 2013, the Company incurred restructuring charges of $2.1 million related primarily to the consolidation of certain facilities and the reduction in workforce, of which a majority was related to corporate support functions. During the year ended December 31, 2012, the Company incurred restructuring charges of $7.3 million related primarily to the reduction in workforce, of which $3.4 million was related to the CTO reportable segment; $0.7 million was related to the MID reportable segment; $0.1 million was related to the All Other reportable segment; and $3.1 million was related to corporate support functions that impacted each of the Company's operating segments. There were no restructuring charges in 2011. Since the inception of the program, the Company has incurred $9.4 million in restructuring related charges. The Company expects to substantially complete its restructuring activities in 2014.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the 2012 Plan restructuring activities during the years ended December 31, 2013 and 2012:

	Employee Severance and Related Benefits	Facilities		Total
	(in thousands)
Balance at December 31, 2011	$—	$—		$—
Charges	7,301	—		7,301
Payments	(6,395)	—		(6,395)
Balance at December 31, 2012	$906	$—		$906
Charges	136	1,960		2,096
Payments	(958)	(1,307)		(2,265)
Non-cash settlements	—	(653)	*	(653)
Balance at December 31, 2013	$84	—		$84
______________________________________
*The non-cash charge of $653 thousand is related to the termination of the Company's financing obligation associated with abandoning a construction asset at one of its facilities.
The 2013 Plan
During 2013, the Company initiated a restructuring program related primarily to its LDT group as a result of the change in its business strategy to reduce its focus on the lower margin bulb products. Additionally, the Company curtailed its immersive media platform spending (the “2013 Plan”). In connection with this restructuring program, the Company estimates that it will incur aggregate costs of approximately $3.0 million to $4.0 million. During the year ended December 31, 2013, the Company incurred restructuring charges of $3.4 million related primarily to the reduction in workforce, of which $2.4 million was related to the CTO reportable segment, $0.1 million was related to the MID reportable segment and $0.9 million was related to the All Other reportable segment. The Company expects to substantially complete its restructuring activities related to this plan by the end of 2014.
The following table summarizes the 2013 Plan restructuring activities during the year ended December 31, 2013:

	Employee Severance and Related Benefits	Facilities	Total
	(In thousands)
Balance at December 31, 2012	$—	$—	$—
Charges	3,255	195	3,450
Payments	(1,523)	(62)	(1,585)
Non-cash settlements	—	—	—
Balance at December 31, 2013	$1,732	133	$1,865

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes
Income before taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$(12,535)	$(61,036)	$(3,586)
Foreign	518	(56,849)	(22,215)
	$(12,017)	$(117,885)	$(25,801)
The provision for income taxes is comprised of:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Federal:
Current	$19,319	$15,048	$16,595
Deferred	2,200	587	(255)
State:
Current	47	(2,868)	17
Deferred	(501)	2,934	—
Foreign:
Current	446	543	886
Deferred	220	207	9
	$21,731	$16,451	$17,252
The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2013	2012	2011
Expense (benefit) at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Expense (benefit) at state statutory rate	(3.3)	0.1	(0.1)
Withholding tax	160.4	13.3	64.2
Foreign rate differential	4.1	17.4	33.0
Research and development (“R&D”) credit	(36.7)	—	(1.0)
Executive compensation	0.8	0.3	2.0
Non-deductible stock-based compensation	2.5	0.7	2.8
Foreign tax credit	(163.3)	(13.3)	(197.7)
Capitalized merger and acquisition costs	—	0.3	5.9
Other	(1.0)	(2.2)	0.5
Valuation allowance	252.3	32.4	192.3
	180.8%	14.0%	66.9%

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$28,093	$20,230
Other liabilities and reserves	18,578	19,624
Deferred equity compensation	33,837	42,546
Net operating loss carryovers	27,416	38,133
Tax credits	100,052	76,826
Total gross deferred tax assets	207,976	197,359
Convertible debt	(12,664)	(8,019)
Total net deferred tax assets	195,312	189,340
Valuation allowance	(192,823)	(184,817)
Net deferred tax assets	$2,489	$4,523

	As of December 31,
	2013	2012
	(In thousands)
Reported as:
Current deferred tax assets	$205	$788
Current deferred tax liabilities	(791)	—
Non-current deferred tax assets	4,797	4,458
Non-current deferred tax liabilities	(1,722)	(723)
Net deferred tax assets	$2,489	$4,523
During the quarter ended December 31, 2013, the Company identified a prior period error which resulted in an overstatement of the gross deferred tax asset related to the deferred equity compensation balance and its related valuation allowance in the Income Taxes footnote disclosures as reported on Form 10-K for the year ended December 31, 2012. As the Company recorded a full valuation allowance for this asset, the error did not have any effect on the Company’s financial results and position. The Company has made the correction of the error in the periods in which they originated and reflected the correction in the Income Taxes footnote on Form 10-K for the year ended December 31, 2013.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. A sustained period of profitability in the Company's operations is required before the Company would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing as the uncertainty around litigation settlement is reducing, the Company believes that this objectively measured negative evidence outweighs the subjectively determined positive evidence of future profitability and, as such, the Company has not changed its judgment regarding the need for a full valuation allowance on its deferred tax assets in the United States in 2013. However, continued improvement in the Company's operating results, conditioned on its MID, LDT or CRI reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of the Company's valuation allowance as early as 2014. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the tax valuation allowance information for the years ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Utilized	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2011	$66,395	—	64,153	—	$130,548
Year ended December 31, 2012	$130,548	—	54,269	—	$184,817
Year ended December 31, 2013	$184,817	—	8,006	—	$192,823
______________________________________

*	Amounts not charged to operations are charged to other comprehensive income or deferred tax assets (liabilities).
As of December 31, 2013, Rambus has federal and California net operating loss carryforwards of $46.2 million and $302.2 million, respectively. As of December 31, 2013, Rambus has federal research and development tax credit carryforwards of $30.7 million, alternative minimum tax credits of $2.5 million, and foreign tax credits of $102.0 million. As of December 31, 2013, Rambus has California research and development tax credit carryforwards of $14.9 million. These carryforward amounts include $35.6 million of federal tax credits, $1.5 million of federal net operating losses, and $97.3 million of California net operating losses for which no deferred tax asset has been recognized because they relate to excess tax benefits from stock option tax deductions. The excess tax benefits will be recorded to additional paid-in capital when they reduce cash taxes payable. The federal net operating loss begins to expire in 2031. The federal foreign tax credits and research and development credits begin to expire in 2016 and 2018, respectively. Approximately $55 million of federal foreign tax credits expire in 2020. The California net operating losses begin to expire in 2018. The federal alternative minimum tax credits and the California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, Rambus' net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2013, the Company had $18.8 million of unrecognized tax benefits including $12.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long term income taxes payable. If recognized, $1.6 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2012, the Company had $16.8 million of unrecognized tax benefits including $10.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long term income taxes payable. If recognized, $2.0 million would be recorded as an income tax benefit in the consolidated statements of operations. It is reasonably possible that a reduction of up to $2.0 million of existing unrecognized tax benefits could occur in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at January 1	$16,773	$16,610	$11,816
Tax positions related to current year:
Additions	1,156	589	608
Tax positions related to prior years:
Additions	956	1,521	4,911
Reductions	(91)	(1,947)	(725)
Settlements	—	—	—
Balance at December 31	$18,794	$16,773	$16,610
Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2013 and 2012, an immaterial amount of interest and penalties are included in long-term income taxes payable.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The amendments of this ASU require that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods beginning after December 15, 2013. The Company expects to adopt this new standard in the first quarter of tax year 2014. The Company anticipates the adoption may result in equal reductions to both deferred tax assets and long term taxes payable of approximately $4.7 million.

Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2012 and forward. The California returns are subject to examination from 2009 and forward. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2006 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years and by India for fiscal years ending March 2006, 2009 and 2010. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate. In January 2014, an Internal Revenue Service examination covering the 2010 through 2011 tax years was completed. The recognition or remeasurement of unrecognized tax benefits from the audit will be reflected in the Company’s financial statements for the quarter ending March 31, 2014 and is not expected to be material to the Consolidated Statement of Operations because of the Company’s valuation allowance position.
At December 31, 2013, no deferred taxes have been provided on undistributed earnings of approximately $7.4 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, permanently reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.
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
On December 19, 2012, the district court held a hearing on the reasonable royalty motion; SK hynix's motion for summary judgment of invalidity, new trial, or a stay of the case, and Rambus' motion to amend the unclean hands decision. No decisions have issued to date.
SK hynix subsequently filed a motion for collateral estoppel based on the Micron spoliation decision on remand. On February 27, 2013, the district court issued notice that SK hynix's motion has been submitted without oral argument from the parties.
On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 19, "Agreements with SK hynix and Micron." As a result of the settlement, the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has reversed the cost accrual of $8.1 million referenced above during the second quarter of 2013, which was included in marketing, general and administrative expenses in the consolidated statements of operations.
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
On January 2, 2013, the court issued its decision finding that Rambus had spoliated documents in bad faith, that Micron's inequitable conduct defense and JEDEC-based claims and defenses related to patent misuse, antitrust, and unfair competition were prejudiced, and that the patents-in-suit are thus unenforceable against Micron. The court issued an order on January 24, 2013, directing judgment be entered against Rambus on the patent infringement claims in 30 days, and staying the remainder of the case pending appeal. Rambus filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on March 27, 2013. Rambus' opening appellate brief was filed in July 2013 and Micron filed a responsive brief in October 2013. Rambus filed a reply brief in November 2013.
On December 9, 2013, Rambus and Micron announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 19, "Agreements with SK hynix and Micron."
U.S. District Court of the Northern District of California
On January 13, 2006, Rambus filed suit against Micron in the U.S. District Court for the Northern District of California. Rambus alleges that 14 Rambus patents are infringed by Micron's DDR2, DDR3, GDDR3, and other advanced memory products. Rambus seeks compensatory and punitive damages, attorneys' fees, and injunctive relief. This case has been stayed since February 3, 2009. On December 9, 2013, Rambus and Micron announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 19, "Agreements with SK hynix and Micron."
European Patent Infringement Cases
In 2001, Rambus filed suit against Micron in Mannheim, Germany, for infringement of European patent, EP 1 22 642. That suit has not been active. Two related proceedings in Italy remain active.  One relates to Rambus' claim that Micron is infringing European patent, EP 1 4 956.  The court in this proceeding has found the '956 patent valid but not infringed.  The court also dismissed Micron's claims for unfair competition based on JEDEC as well as abuse of process.  Micron did not appeal this decision so this case is now closed. The second case in Italy involves Micron's purported claim resulting from a seizure of evidence in Italy in 2000 carried out by Rambus pursuant to a court order. The court in this proceeding dismissed Micron's claim.  Micron has appealed this decision to the Italian Supreme Court. On December 9, 2013, Rambus and Micron announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 19, "Agreements with SK hynix and Micron."
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 19, "Agreements with SK hynix and Micron."
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
A jury trial against Micron and SK hynix began on June 20, 2011. On November 16, 2011, the jury returned a verdict in favor of Micron and SK hynix and against Rambus and judgment was entered by the Court on February 15, 2012. The court issued an order on January 29, 2013, awarding costs to Micron and SK hynix of $0.5 million and $0.4 million, respectively.
Rambus filed a notice of appeal on April 3, 2012 and thereafter filed its opening brief on appeal on September 19, 2012. Defendants filed their responsive briefs on March 8, 2013. Rambus filed its reply brief on July 12, 2013.
On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 19, "Agreements with SK hynix and Micron." As a result of the settlement, the Company has reversed the cost accrual of $0.4 million referenced above during the second quarter of 2013, which was included in marketing, general and administrative expenses in the consolidated statements of operations.
On December 9, 2013, Rambus and Micron announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 19, "Agreements with SK hynix and Micron." As a result of the settlement, the Company has reversed the cost accrual of $0.5 million referenced above during the fourth quarter of 2013, which was included in marketing, general and administrative expenses in the consolidated statements of operations.
Broadcom, Freescale, LSI, MediaTek, and STMicroelectronics Litigation
International Trade Commission 2010 Investigation
On December 1, 2010, Rambus filed a complaint with the United States International Trade Commission (the "ITC") requesting the commencement of an investigation and seeking an exclusion order barring the importation, sale for importation, or sale after importation of products that incorporate at least DDR, DDR2, DDR3, LPDDR, LPDDR2, mobile DDR, GDDR, GDDR2, and GDDR3memory controllers from Broadcom, Freescale, LSI, MediaTek and STMicroelectronics that infringe patents from the Barth family of patents, and products having certain peripheral interfaces, including PCI Express interfaces, DisplayPort interfaces, and certain Serial AT Attachment (“SATA”) and Serial Attached SCSI (“SAS”) interfaces, from Broadcom, Freescale, LSI and STMicroelectronics that infringe patents from the Dally family of patents.  The complaint names, among others, Broadcom, Freescale, LSI, MediaTek and STMicroelectronics as respondents, as well as companies whose products incorporate those accused companies' products and are imported into the United States, including Asustek Computer Inc. and Asus Computer International Inc., Audio Partnership Plc, Cisco Systems, Garmin International, G.B.T. Inc., Giga-Byte Technology Co. Ltd., Gracom Technologies LLC, Hewlett-Packard Company, Hitachi GST, Motorola, Inc., Oppo Digital, Inc., and Seagate Technology. The complaint also names NVIDIA and certain companies whose products incorporate accused NVIDIA products with certain peripheral interfaces, including PCI Express and DisplayPort peripheral interfaces, and seeks to bar their importation, sale for importation, or sale after importation.  On December 29, 2010, the ITC instituted the investigation. On June 20, 2011, January 17, 2012, and March 19, 2012, respectively, the administrative law judge granted joint motions to terminate the investigation as to Freescale, Broadcom and Mediatek pursuant to the parties' settlement agreement. A final hearing before the administrative law judge was held October 12-20, 2011.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
There can be no assurance that any ongoing or future litigation will be successful. Rambus has spent substantial company resources defending its intellectual property in litigation, which may continue for the foreseeable future given the pending litigation. The outcome of any litigation, as well as any delay in their resolution, could affect Rambus' ability to license its intellectual property in the future.
The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies. A reasonably possible loss in excess of amounts accrued is not material to the consolidated financial statements.
19. Agreements with SK hynix and Micron
SK hynix
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The agreements with SK hynix are considered a multiple element arrangement for accounting purposes. For a multiple element arrangement under the applicable accounting rules, the Company is required to identify specific elements of the arrangement and then determine when those elements should be recognized. The Company identified three elements in the arrangement: antitrust litigation settlement, settlement of past infringement, and license agreement. The Company considered several factors in determining the accounting fair value of the elements of the SK hynix agreements which included a third party valuation using an income approach (collectively the “SK hynix Fair Value”). The inputs and assumptions used in this accounting valuation were from a market participant perspective and included projected customer revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and discretion, and is based upon a number of factors, including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions may have a substantial impact on the SK hynix Fair Value as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction. The following estimates do not reflect any agreement (expressed or implied) reached between the parties on the values attributed to any aspect of this transaction. The estimated SK hynix Fair Value is determined as follows:

(in millions)	Estimated SK hynix Fair Value
Antitrust litigation settlement	$4.0
Settlement of past infringement	280.0
License agreement	250.0
Total SK hynix Fair Value	$534.0

The total consideration of $240.0 million (as per the terms of the agreements with SK hynix) takes into account the court ruling in May 2013 that $250.0 million should be applied as a credit against the court’s March 2009 award to Rambus in the SK hynix litigation. Using the accounting guidance from multiple element revenue arrangements, the Company allocated the consideration to each element using the estimated SK hynix Fair Value of the elements which include antitrust litigation settlement, settlement of past infringement, and license agreement as shown in the table above. The following allocations do not reflect any agreement (expressed or implied) reached between the parties on the values attributed to any aspect of this transaction, but instead, reflect only what is required as disclosure under the applicable accounting rules. Based on the estimated SK hynix Fair Value, the total consideration of $240.0 million was allocated to the following elements:

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

During the year ended December 31, 2013, the Company received cash consideration of $24.0 million from SK hynix. The amount was allocated between royalty revenue ($23.6 million) and gain from settlement ($0.4 million) based on the elements’ SK hynix Fair Value.

The remaining $216.0 million is expected to be paid in successive quarterly payments of $12.0 million, concluding in the second quarter of 2018.

The cumulative cash receipts through December 31, 2013 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Received in	Estimated to Be Received in					Total Estimated Cash Receipts
	2013	2014	2015	2016	2017	2018
(in millions)
Royalty revenue	$23.6	$47.3	$47.3	$47.9	$48.0	$24.0	$238.1
Gain from settlement	0.4	0.7	0.7	0.1	—	—	1.9
Total	$24.0	$48.0	$48.0	$48.0	$48.0	$24.0	$240.0

Micron
On December 9, 2013, Rambus, Micron and certain related entities of Micron entered into a settlement agreement, pursuant to which the parties have agreed that they will release all claims against each other with respect to all outstanding litigation between them and certain other potential claims. Pursuant to the settlement agreement, Rambus and Micron entered into a semiconductor patent license agreement on December 9, 2013. Under the license agreement, Rambus has granted to Micron and its subsidiaries and certain affiliated entities (i) a paid-up perpetual patent license for certain identified Micron DRAM products and (ii) a seven-year term patent license to other memory and semiconductor products. The initial seven-year term patent license may be renewed and extended by three years, or successive five years following the initial renewal term, each solely at Micron’s option, whereby after each renewal term, certain additional Micron products will be covered under a paid-up perpetual patent license as noted above. Each license is a non-exclusive, non-transferable, royalty-bearing, worldwide patent license, without the right to sublicense, solely under the applicable patent claims of Rambus for such licensed products, to make (including have made), use, sell, offer for sale and/or import such licensed products until the expiration or termination of the license pursuant to the terms of the license agreement. The license agreement requires that Micron pay Rambus cash payments of an amount equal to 0.6% of sales of certain identified Micron products on a quarterly basis, with such amounts not to exceed $10.0 million in any quarter, and $40.0 million during a rolling twelve month period beginning on September 1st and ending on August 31st during the initial term, and any renewal term thereafter. Additional payments or certain adjustments to the payments by Micron to Rambus under the license agreement may be due for certain acquisitions of businesses or assets by Micron involving unlicensed products. The license agreement and the licenses granted thereunder may be terminated upon a material breach by a party of its obligations under the agreement, a bankruptcy event involving a party or a future change of control of Micron subject to certain conditions.

The agreements with Micron are considered a multiple element arrangement for accounting purposes. For a multiple element arrangement under the applicable accounting rules, the Company is required to identify specific elements of the arrangement and then determine when those elements should be recognized. The Company identified three elements in the arrangement: antitrust litigation settlement, settlement of past infringement, and license agreement. The Company considered several factors in determining the accounting fair value of the elements of the Micron agreements which included a third party valuation using an income approach (collectively the “Micron Fair Value”). The inputs and assumptions used in this accounting valuation were from a market participant perspective and included projected customer revenue, royalty rates, estimated discount rates, useful lives and income tax rates, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and discretion, and is based upon a number of factors, including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions may have a substantial impact on the Micron Fair Value as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction. The following estimates do not reflect any agreement (expressed or implied) reached between the parties on the values attributed to any aspect of this transaction. The estimated Micron Fair Value is determined as follows:

(in millions)	Estimated Micron Fair Value
Antitrust litigation settlement	$8.0
Settlement of past infringement	235.0
License agreement	440.0
Total Micron Fair Value	$683.0

The total consideration of $280.0 million (as per the terms of the agreements with Micron) takes into account the court ruling in January 2013 that Rambus' patents-in-suit are unenforceable against Micron in the Micron litigation, but which was pending appeal at the time of settlement. Using the accounting guidance from multiple element revenue arrangements, the Company allocated the consideration to each element using the estimated Micron Fair Value of the elements which include antitrust litigation settlement, settlement of past infringement, and license agreement as shown in the table above. The following

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allocations do not reflect any agreement (expressed or implied) reached between the parties on the values attributed to any aspect of this transaction, but instead, reflect only what is required as disclosure under the applicable accounting rules. Based on the estimated Micron Fair Value, the total consideration of $280.0 million was allocated to the following elements:

(in millions)	Allocated Consideration
Antitrust litigation settlement	$3.3
Settlement of past infringement	96.3
License agreement	180.4
Total consideration	$280.0

The consideration of $280.0 million (assuming no adjustments to the payments under the terms of the agreements) will be recognized in the Company’s financial statements until 2020 as follows:

·
$276.7 million as "royalty revenue" which represents the allocated consideration related to the settlement of past infringement ($96.3 million) from the resolution of the infringement litigation and the patent license agreement ($180.4 million); and

·	$3.3 million million as "gain from settlement" which represents the allocated consideration related to the resolution of the antitrust litigation.

During the year ended December 31, 2013, the Company received cash consideration of $5.5 million from Micron. The amount was allocated between royalty revenue ($5.3 million) and gain from settlement ($0.2 million) based on the elements’ Micron Fair Value.

The remaining $274.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.

The cumulative cash receipts through December 31, 2013 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Received in	Estimated to Be Received in					Total Estimated Cash Receipts
	2013	2014	2015	2016	2017	2018 and thereafter
(in millions)
Royalty revenue	$5.3	$38.7	$38.7	$39.5	$40.0	$114.5	$276.7
Gain from settlement	0.2	1.3	1.3	0.5	—	—	3.3
Total	$5.5	$40.0	$40.0	$40.0	$40.0	$114.5	$280.0

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	(In thousands, except for per share amounts)
Total revenue	$73,422	$73,294	$57,919	$66,866	$57,443	$57,530	$56,215	$62,863
Total operating costs and expenses (1) (2)	$67,208	$64,229	$52,175	$65,425	$61,470	$104,630	$77,964	$80,421
Operating income (loss)	$6,214	$9,065	$5,744	$1,441	$(4,027)	$(47,100)	$(21,749)	$(17,558)
Net loss	$(9,777)	$(5,725)	$(7,844)	$(10,402)	$(16,132)	$(58,098)	$(32,216)	$(27,890)
Net loss per share — basic	$(0.09)	$(0.05)	$(0.07)	$(0.09)	$(0.14)	$(0.52)	(0.29)	$(0.25)
Net loss per share — diluted	$(0.09)	$(0.05)	$(0.07)	$(0.09)	$(0.14)	$(0.52)	(0.29)	$(0.25)
Shares used in per share calculations — basic	113,217	112,640	112,183	111,599	111,332	110,826	110,553	110,358
Shares used in per share calculations — diluted	113,217	112,640	112,183	111,599	111,332	110,826	110,553	110,358
______________________________________

(1)
The quarterly financial information includes the following amounts related to the impairment of goodwill and long-lived assets as follows: $9.7 million in the quarter ended December 31, 2013, $8.1 million in the quarter ended September 30, 2013 and $35.5 million in the quarter ended September 30, 2012. Refer to Note 6, "Intangible Assets and Goodwill" of Notes to Consolidated Financial Statements of this Form 10-K.

(2)
The quarterly financial information includes the following amounts related to restructuring charges as follows: $2.2 million in the quarter ended December 31, 2013, $1.1 million in the quarter ended September 30, 2013, $2.2 million in the quarter ended March 31, 2013, $0.7 million in the quarter ended December 31, 2012, and $6.6 million in the quarter ended September 30, 2012. Refer to Note 16, "Restructuring Charges" of Notes to Consolidated Financial Statements of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ SATISH RISHI
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer
Date: February 21, 2014

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

Signature	Title	Date

/s/ RONALD BLACK	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2014
Ronald Black

/s/ SATISH RISHI	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2014
Satish Rishi

/s/ ERIC STANG	Chairman of the Board of Directors	February 21, 2014
Eric Stang

/s/ J. THOMAS BENTLEY	Director	February 21, 2014
J. Thomas Bentley

/s/ PENELOPE HERSCHER	Director	February 21, 2014
Penelope Herscher

/s/ CHARLES KISSNER	Director	February 21, 2014
Charles Kissner

/s/ DAVID SHRIGLEY	Director	February 21, 2014
David Shrigley

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.2(1)	Merger Agreement dated as of May 12, 2011, by and among Rambus Inc., Padlock Acquisition Corp., Cryptography Research, Inc. and the shareholder representative.
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(4)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(5)	Form of Registrant’s Common Stock Certificate.
4.2(6)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of June 29, 2009 (including the form of 5% Convertible Senior Note due 2014 therein).
4.3(7)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of August 16, 2013 (including the form of 1.125% Convertible Senior Note due 2018 therein).
10.1(8)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(9)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10.3(10)*	2006 Equity Incentive Plan, as amended.
10.4(11)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(12)*	2006 Employee Stock Purchase Plan as amended.
10.6(13)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10.7(14)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.8(15)†	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.9(15)†	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.10(15)†	Stock Purchase Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.11(16)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.12(17)	Employment Agreement between the Company and Ronald Black, dated as of June 22, 2012.
10.13(18)†	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.14(19)†	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.15**	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.16**	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.17**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
12.1(20)	Computation of ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included in signature page).
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

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document
101.SCH±	XBRL Taxonomy Extension Schema Document
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB±	XBRL Taxonomy Extension Label Linkbase Document
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
±
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Form 10-Q filed on August 5, 2011.

(2)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(3)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(4)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(5)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(6)	Incorporated by reference to the Form 8-K filed on June 29, 2009.

(7)	Incorporated by reference to the Form 8-K filed on August 16, 2013.

(8)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(9)	Incorporated by reference to the Form 10-K filed on September 14, 2007.

(10)	Incorporated by reference to the Form 8-K filed on May 1, 2012.

(11)	Incorporated by reference to the Form 8-K filed on May 16, 2006.

(12)	Incorporated by reference to the Form 8-K filed on May 1, 2012.

(13)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.

(14)	Incorporated by reference to the Form 10-K filed on February 25, 2010.

(15)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(16)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(17)	Incorporated by reference to the Form 8-K filed on June 25, 2012.

(18)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(19)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(20)	Incorporated by reference to the Form S-3 filed on June 22, 2009.