Form 10-Q
period 2014-03-31
RAMBUS INC
filed 2014-04-25
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 113,744,776 as of March 31, 2014.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our products and services or our customers’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in signing and renewing license agreements;

•	Technology product development;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	Corporate governance;

•	The level and terms of our outstanding debt;

•	Resolution of the governmental agency matters involving us;

•	Litigation expenses;

•	Protection of intellectual property;

•	Terms of our licenses and amounts owed under license agreements;

•	Indemnification and technical support obligations;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of current and potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends or repurchasing securities.
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

RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$346,576	$338,696
Marketable securities	56,848	48,966
Accounts receivable	7,816	2,251
Prepaids and other current assets	8,766	8,253
Deferred taxes	1,009	205
Total current assets	421,015	398,371
Intangible assets, net	109,260	117,172
Goodwill	116,899	116,899
Property, plant and equipment, net	70,110	72,642
Deferred taxes, long-term	643	4,797
Other assets	3,071	3,498
Total assets	$720,998	$713,379
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,555	$7,001
Accrued salaries and benefits	27,257	33,448
Convertible notes, short-term	168,658	164,047
Other accrued liabilities	8,171	8,346
Total current liabilities	209,641	212,842
Convertible notes, long-term	110,962	109,629
Long-term imputed financing obligation	39,295	39,349
Long-term income taxes payable	1,905	6,561
Other long-term liabilities	7,210	4,769
Total liabilities	369,013	373,150
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2014 and December 31, 2013	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 113,744,776 shares at March 31, 2014 and 113,459,390 shares at December 31, 2013	114	113
Additional paid-in capital	1,132,092	1,128,148
Accumulated deficit	(779,924)	(787,727)
Accumulated other comprehensive loss	(297)	(305)
Total stockholders’ equity	351,985	340,229
Total liabilities and stockholders’ equity	$720,998	$713,379
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenue:
Royalties	$73,637	$66,222
Contract and other revenue	4,651	644
Total revenue	78,288	66,866
Operating costs and expenses:
Cost of revenue*	10,022	6,534
Research and development*	26,898	32,848
Marketing, general and administrative*	18,820	25,122
Gain from sale of intellectual property	(170)	(1,285)
Restructuring charges	39	2,206
Gain from settlement	(510)	—
Total operating costs and expenses	55,099	65,425
Operating income	23,189	1,441
Interest income and other income (expense), net	13	(20)
Interest expense	(9,926)	(7,312)
Interest and other income (expense), net	(9,913)	(7,332)
Income (loss) before income taxes	13,276	(5,891)
Provision for income taxes	5,472	4,511
Net income (loss)	$7,804	$(10,402)
Net income (loss) per share:
Basic	$0.07	$(0.09)
Diluted	$0.07	$(0.09)
Weighted average shares used in per share calculation:
Basic	113,590	111,599
Diluted	116,629	111,599
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$7	$—
Research and development	$1,311	$1,876
Marketing, general and administrative	$1,581	$3,072

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net income (loss)	$7,804	$(10,402)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	8	(14)
Total comprehensive income (loss)	$7,812	$(10,416)

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$7,804	$(10,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,899	4,948
Depreciation	3,481	3,791
Amortization of intangible assets	6,797	7,040
Non-cash interest expense and amortization of convertible debt issuance costs	6,242	4,089
Deferred income taxes	5,967	263
Non-cash restructuring	—	653
Gain from sale of intellectual property	(170)	(1,285)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,565)	469
Prepaid expenses and other assets	(183)	2,965
Accounts payable	749	(2,243)
Accrued salaries and benefits and other accrued liabilities	(6,682)	4,646
Income taxes payable	(4,828)	378
Net cash provided by operating activities	16,511	15,312
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,145)	(3,703)
Acquisition of intangible assets	—	(1,875)
Purchases of marketable securities	(34,050)	(36,699)
Maturities of marketable securities	26,050	33,250
Proceeds from sale of intellectual property	1,250	2,000
Net cash used in investing activities	(9,895)	(7,027)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	1,352	—
Principal payments against lease financing obligation	(60)	(26)
Payments under installment payment arrangement	(28)	(28)
Net cash provided by (used in) financing activities	1,264	(54)
Net increase in cash and cash equivalents	7,880	8,231
Cash and cash equivalents at beginning of period	338,696	148,984
Cash and cash equivalents at end of period	$346,576	$157,215

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$280	$166

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2013.
Operating Segment Definitions
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interface Division ("MID"), which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Inc. ("CRI"), which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies ("LDT"), which focuses on the design, development and licensing of technologies for lighting; and (4) Chief Technology Office ("CTO"), which focuses on the design, development and productization of emerging technologies.
For the three months ended March 31, 2014 and 2013, only MID, CRI and CTO were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were combined and shown under “Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income (loss) for any of the periods presented.
2. Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new accounting standards update becomes effective for the Company on January 1, 2015. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as the Company does not currently have discontinued operations.
In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ("ASU 2013-11"). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires presenting an unrecognized tax benefit or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update became effective for the Company on January 1, 2014 and was applied prospectively to unrecognized tax benefits that existed at the effective date with retrospective application permitted. Upon adoption of this guidance, the Company reclassified $4.7 million from a long-term tax liability to a reduction of a deferred tax asset.
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2014	2013
Net income (loss) per share:	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$7,804	$(10,402)
Denominator:
Weighted-average shares outstanding - basic	113,590	111,599
Effect of potential dilutive common shares	3,039	—
Weighted-average shares outstanding - diluted	116,629	111,599
Basic net income (loss) per share	$0.07	$(0.09)
Diluted net income (loss) per share	$0.07	$(0.09)
For the three months ended March 31, 2014 and 2013, options to purchase approximately 6.9 million and 12.9 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended March 31, 2013, an additional 6.4 million potentially dilutive shares have been excluded from the weighted average dilutive shares because there was a net loss for the period.

4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the three months ended March 31, 2014:

Reportable Segment:	December 31, 2013	Additions to Goodwill	Impairment Charge of Goodwill	March 31, 2014
	(In thousands)
MID	$19,905	$—	$—	$19,905
CTO	—	—	—	—
CRI	96,994	—	—	96,994
Other	—	—	—	—
Total	$116,899	$—	$—	$116,899

	As of
	March 31, 2014
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CTO	8,070	(8,070)	—
CRI	96,994	—	96,994
Other	13,700	(13,700)	—
Total	$138,669	$(21,770)	$116,899
Intangible Assets
The components of the Company’s intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

		As of March 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(86,476)	$98,845
Customer contracts and contractual relationships	1 to 10 years	31,093	(20,695)	10,398
Non-compete agreements	3 years	300	(283)	17
Total intangible assets		$216,714	$(107,454)	$109,260

		As of December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$186,202	$(80,961)	$105,241
Customer contracts and contractual relationships	1 to 10 years	31,093	(19,204)	11,889
Non-compete agreements	3 years	300	(258)	42
Total intangible assets		$217,595	$(100,423)	$117,172

During the three months ended March 31, 2014, the Company did not purchase any intangible assets. During the three months ended March 31, 2014, the Company sold portfolios of its intellectual property covering wireless and other technologies for $2.5 million and the related gain was recorded as gain from sale of intellectual property in the condensed consolidated statements of operations.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended March 31, 2014 and 2013, the Company received $0.9 million and $1.4 million related to the favorable contracts, respectively. As of March 31, 2014 and December 31, 2013, the net balance of the favorable contract intangible assets was $0.1 million and $1.0 million, respectively.
Amortization expense for intangible assets for the three months ended March 31, 2014 and 2013 was $6.8 million and $7.0 million, respectively. The estimated future amortization expense of intangible assets as of March 31, 2014 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2014 (remaining 9 months)	$19,846
2015	25,098
2016	24,335
2017	23,734
2018	10,827
Thereafter	5,420
$109,260

It is reasonably possible that the businesses could perform significantly below the Company's expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause the goodwill in any of its reporting units or long-lived assets in any of its asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect the Company's future financial results. If the reporting units are not successful in commercializing new business arrangements, if the businesses are unsuccessful in signing new license agreements or renewing their existing license agreements, or if the Company is unsuccessful in managing its costs, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or long-lived assets to become impaired. If the Company determines that its goodwill or long-lived assets are impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.
5.  Segments and Major Customers
For the three months ended March 31, 2014 and 2013, MID, CRI and CTO were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment were shown under “Other.”
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as revenue minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses.
Segment operating expenses do not include marketing, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated marketing, general and administrative expenses as well as corporate level expenses. The presentation of the three months ended March 31, 2013 segment data has been updated accordingly to conform with the 2014 segment operating income (loss) definition.
The tables below present reported segment operating income (loss) for the three months ended March 31, 2014 and 2013, respectively.

	For the Three Months Ended March 31, 2014
	MID	CRI	CTO	Other	Total
	(In thousands)
Revenues	$61,156	$12,903	$—	$4,229	$78,288
Segment operating expenses	9,920	7,629	4,271	4,382	26,202
Segment operating income (loss)	$51,236	$5,274	$(4,271)	$(153)	$52,086
Reconciling items					(28,897)
Operating income					$23,189
Interest and other income (expense), net					(9,913)
Income before income taxes					$13,276

	For the Three Months Ended March 31, 2013
	MID	CRI	CTO	Other	Total
	(In thousands)
Revenues	$59,674	$6,883	$—	$309	$66,866
Segment operating expenses	9,884	4,888	7,171	3,629	25,572
Segment operating income (loss)	$49,790	$1,995	$(7,171)	$(3,320)	$41,294
Reconciling items					(39,853)
Operating income					$1,441
Interest and other income (expense), net					(7,332)
Loss before income taxes					$(5,891)
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2014 and 2013, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2014	2013
Customer A (MID and CRI reportable segments)	19%	33%
Customer B (MID reportable segment)	15%	*
Customer C (MID reportable segment)	12%	*
Customer D (MID reportable segment)	*	15%
Customer E (MID reportable segment)	*	10%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of customers' headquarters is as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
South Korea	$26,853	$22,025
USA	28,674	25,569
Japan	9,255	14,609
Europe	8,563	2,127
Canada	1,824	1,786
Asia-Other	3,119	750
Total	$78,288	$66,866

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of March 31, 2014 and December 31, 2013, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2014
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$317,769	$317,769	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,347	58,355	1	(9)	0.13%
Total cash equivalents and marketable securities	376,116	376,124	1	(9)
Cash	27,308	27,308	—	—
Total cash, cash equivalents and marketable securities	$403,424	$403,432	$1	$(9)

	As of December 31, 2013
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$300,605	$300,605	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,492	58,507	—	(15)	0.15%
Total cash equivalents and marketable securities	359,097	359,112	—	(15)
Cash	28,565	28,565	—	—
Total cash, cash equivalents and marketable securities	$387,662	$387,677	$—	$(15)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	March 31, 2014	December 31, 2013
	(In thousands)
Cash equivalents	$319,268	$310,131
Short term marketable securities	56,848	48,966
Total cash equivalents and marketable securities	376,116	359,097
Cash	27,308	28,565
Total cash, cash equivalents and marketable securities	$403,424	$387,662

The Company continues to invest in highly rated quality, highly liquid debt securities. As of March 31, 2014, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 are as follows:

	Fair Value		Gross Unrealized Loss
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$43,151	$53,491	$(9)	$(15)

The gross unrealized loss at March 31, 2014 and December 31, 2013 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$317,769	$317,769	$—	$—
Corporate notes, bonds and commercial paper	58,347	—	58,347	—
Total available-for-sale securities	$376,116	$317,769	$58,347	$—

	As of December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$300,605	$300,605	$—	$—
Corporate notes, bonds and commercial paper	58,492	—	58,492	—
Total available-for-sale securities	$359,097	$300,605	$58,492	$—

The following table presents the financial instruments that are measured on a nonrecurring basis as of March 31, 2014:

	As of March 31, 2014
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the three months ended March 31, 2014
Investment in non-marketable securities	$600	$—	$—	$600	$—

The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the three months ended March 31, 2014 and 2013, the Company did not incur any impairment loss on its investments.

Additionally, the Company cannot provide any assurance that its non-marketable equity security will not be further impacted by adverse changes in the general market conditions or deterioration in business prospects of the investee, which may require the Company in the future to record additional impairment charges which could adversely impact its financial results.
For the three months ended March 31, 2014 and 2013, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014			As of December 31, 2013
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014 (the "2014 Notes")	$172,500	$168,658	$173,846	$172,500	$164,047	$175,821
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$110,962	$155,824	$138,000	$109,629	$142,427

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level two measurement. As discussed in Note 8, "Convertible Notes," as of March 31, 2014, the 2014 Notes and 2018 Notes are carried at their face value of $172.5 million and $138.0 million, respectively, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximates fair value due to their short maturities.
8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of March 31, 2014	As of December 31, 2013
5% Convertible Senior Notes due 2014	$172,500	$172,500
1.125% Convertible Senior Notes due 2018	138,000	138,000
Total principal amount of convertible notes	$310,500	$310,500

Unamortized discount - 2014 Notes	$(3,842)	$(8,453)
Unamortized discount - 2018 Notes	(27,038)	(28,371)
Total unamortized discount	$(30,880)	$(36,824)

Total convertible notes	$279,620	$273,676
Less current portion	168,658	164,047
Total long-term convertible notes	$110,962	$109,629
The 2014 Notes are classified as a short-term liability as they will be due on June 15, 2014.

Interest expense related to the notes for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$2,156	$2,157
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	4,769	4,089
2018 Notes coupon interest at a rate of 1.125%	388	—
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,473	—
Total interest expense on convertible notes	$8,786	$6,246

9. Commitments and Contingencies
As of March 31, 2014, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$38,808	$4,422	$6,010	$6,156	$6,302	$6,447	$9,471
Leases and other contractual obligations	7,118	2,399	2,118	1,243	1,018	340	—
Software licenses (3)	5,684	2,446	2,865	373	—	—	—
Acquisition retention bonuses (4)	16,749	16,679	70	—	—	—	—
Convertible notes	310,500	172,500	—	—	—	138,000	—
Interest payments related to convertible notes	11,300	5,089	1,553	1,553	1,553	1,552	—
Total	$390,159	$203,535	$12,616	$9,325	$8,873	$146,339	$9,471
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $20.0 million including $18.0 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable as of March 31, 2014. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)
The Company has commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2014 which are also presented on the Company’s condensed consolidated balance sheet under current and other long-term liabilities.

(4)
In connection with acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $16.7 million of CRI retention bonuses payable on June 3, 2014 can be paid in cash or stock at the Company’s election.

Building lease expense was approximately $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Deferred rent of $1.3 million and $1.4 million as of March 31, 2014 and December 31, 2013, respectively, were included primarily in other long-term liabilities.

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
10. Equity Incentive Plans and Stock-Based Compensation
As of March 31, 2014, 700,058 shares of the 21,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant which included an increase of 6,500,000 shares approved by stockholders on April 26, 2012. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) will continue to govern awards previously granted under that plan.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2013	2,527,428
Stock options granted	(1,797,462)
Stock options forfeited	269,083
Stock options expired under former plans	(9,900)
Nonvested equity stock and stock units granted (1)	(308,712)
Nonvested equity stock and stock units forfeited (1)	19,621
Total available for grant as of March 31, 2014	700,058
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan and 2006 Plan for the three months ended March 31, 2014 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2014.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2013	11,377,146	$11.32
Options granted	1,797,462	$8.78
Options exercised	(206,843)	$6.73
Options forfeited	(269,083)	$15.20
Outstanding as of March 31, 2014	12,698,682	$10.95	6.13	$36,153
Vested or expected to vest at March 31, 2014	11,752,766	$11.25	5.91	$32,643
Options exercisable at March 31, 2014	6,303,547	$14.94	3.74	$10,850

No stock options that contain a market condition were granted during the three months ended March 31, 2014. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. As of both March 31, 2014 and

December 31, 2013, there were 1,315,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2014, based on the $10.75 closing stock price of Rambus’ common stock on March 31, 2014 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2014 was 8,833,026 and 2,656,578, respectively.
Employee Stock Purchase Plan
No purchases were made under the 2006 Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, 19,232 shares under the ESPP remain available for issuance. On September 27, 2013, the Company filed a Registration Statement on Form S-8, registering 1,500,000 additional shares under the ESPP in connection with the commencement of the next subscription period under the ESPP. On April 24, 2014, the Company held its 2014 Annual Meeting of Stockholders where an amendment to the ESPP to increase the number of shares of common stock reserved for issuance under the ESPP by 1,500,000 shares was approved.
Stock-Based Compensation
For the three months ended March 31, 2014 and 2013, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended March 31, 2014 and 2013, the Company granted 1,797,462 and 1,619,437 stock options, respectively, with an estimated total grant-date fair value of $7.0 million and $3.8 million, respectively. During the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense related to stock options of $2.2 million and $3.1 million, respectively.
As of March 31, 2014, there was $19.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested as of March 31, 2014 was $63.4 million.
The total intrinsic value of options exercised was $0.6 million for the three months ended March 31, 2014. There were no options exercised during the three months ended March 31, 2013. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the three months ended March 31, 2014, net proceeds from employee stock option exercises totaled approximately $1.4 million.
Employee Stock Purchase Plan
For the three months ended March 31, 2014, the Company recorded an immaterial amount of compensation expense related to the ESPP. For the three months ended March 31, 2013, the Company recorded compensation expense related to the ESPP of $0.5 million. As of March 31, 2014, there was an immaterial amount of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over one month.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2014 and 2013 calculated in accordance with accounting for share-based payments.
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

	Stock Option Plans
	Three Months Ended
	March 31,
	2014	2013
Stock Option Plans
Expected stock price volatility	44%	47%
Risk free interest rate	2.1%	0.9%
Expected term (in years)	6.1	5.4
Weighted-average fair value of stock options granted to employees	$3.92	$2.33
No shares were issued under the Employee Stock Purchase Plan during the three months ended March 31, 2014 and 2013.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2014, the Company granted nonvested equity stock units totaling 205,808 shares under the 2006 Plan. During the three months ended March 31, 2013, the Company granted nonvested equity stock units totaling 276,496 under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three months ended March 31, 2014, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.8 million. For the three months ended March 31, 2013, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.5 million. In prior years, the Company granted nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three months ended March 31, 2014, the Company did not record any stock-based compensation expense related to these performance stock units as they have been forfeited. During the three months ended March 31, 2013, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units for this period.
For the three months ended March 31, 2014, the Company recorded stock-based compensation expense of approximately $0.7 million related to all outstanding unvested equity stock grants. For the three months ended March 31, 2013, the Company recorded stock-based compensation expense of approximately $1.3 million related to all outstanding unvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $4.3 million at March 31, 2014. This amount is expected to be recognized over a weighted average period of 2.6 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2014:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	629,649	$8.56
Granted	205,808	$8.79
Vested	(117,828)	$9.56
Forfeited	(13,078)	$6.67
Nonvested at March 31, 2014	704,551	$8.49

11.  Stockholders’ Equity
Share Repurchase Program
During the three months ended March 31, 2014, the Company did not repurchase any shares of its common stock under its share repurchase program. As of March 31, 2014, the Company had repurchased a cumulative total of approximately 26.3 million shares of its common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of March 31, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding common stock.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

12. Restructuring Charges
The 2013 Plan
During 2013, the Company initiated a restructuring program related primarily to its LDT group as a result of the change in its business strategy to reduce its focus on the lower margin bulb products. Additionally, the Company curtailed its immersive media platform spending (the “2013 Plan”). In connection with this restructuring program, the Company estimated that it would incur aggregate costs of approximately $3.0 million to $4.0 million. During the three months ended March 31, 2014, the Company incurred an immaterial amount of restructuring charges related primarily to the reduction in workforce, which was related to the CTO reportable segment. The Company expects to substantially complete its restructuring activities related to this plan by the end of 2014.

The following table summarizes the 2013 Plan restructuring activities during the three months ended March 31, 2014:

	Employee Severance and Related Benefits	Facilities	Total
	(In thousands)
Balance at December 31, 2013	$1,732	$133	$1,865
Charges	39	—	39
Payments	(1,613)	(133)	(1,746)
Balance at March 31, 2014	$158	$—	$158

13. Income Taxes
The Company recorded a provision for income taxes of $5.5 million and $4.5 million for the three months ended March 31, 2014 and 2013, respectively. The provision for income taxes for the three months ended March 31, 2014 and 2013 is primarily comprised of withholding taxes, state taxes and other foreign taxes based upon income earned during the period.
During the three months ended March 31, 2014 and 2013, the Company paid withholding taxes of $5.1 million and $3.8 million, respectively.
As of March 31, 2014, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $188.7 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of March 31, 2014, a full valuation allowance has been recorded against the U.S. deferred tax assets. The Company’s deferred tax assets decrease during the three months ended March 31, 2014 is primarily due to the utilization of U.S. tax attribute carryforward.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. A sustained period of profitability in the Company's operations is required before the Company would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets. Although the weight of negative evidence related to cumulative losses has decreased as the Company has settled outstanding litigation, the Company believes that this objectively measured negative evidence outweighs the subjectively determined positive evidence of future profitability and, as such, the Company has not changed its judgment regarding the need for a full valuation allowance on its deferred tax assets in the United States as of March 31, 2014. However, continued improvement in the Company's operating results, conditioned on its MID, LDT or CRI reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of the Company's valuation allowance as early as the remainder of 2014. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.
The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts and as a reduction to existing deferred tax assets to the extent tax attributes are available to offset such liabilities. These liabilities involve judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
As of March 31, 2014, the Company had approximately $20.0 million of unrecognized tax benefits, including $18.0 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable. If recognized, approximately $2.0 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2013, the Company had $18.8 million of unrecognized tax benefits, including $12.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At March 31, 2014 and December 31, 2013, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2012 and forward. The California returns are subject to examination from 2009 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2006 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years and by India for fiscal years ending March 2006, 2009 and 2010. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate. In January 2014, an Internal Revenue Service examination covering the 2010 through 2011 tax years was completed with no audit adjustments.
Additionally, the Company's future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

14. Litigation and Asserted Claims
SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation (“DDR2”)
U.S District Court in the Northern District of California
On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court for the Northern District of California against SK hynix, Infineon, Nanya, and Inotera. On January 13, 2006, Rambus also filed suit against Micron in the same court for patent infringement. Infineon and Inotera were subsequently dismissed from this litigation as was Samsung, which previously had been added as a defendant. Rambus alleged that certain of its patents were infringed by certain of the defendants' DDR2 and other advanced memory products. On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties and on December 9, 2013, Rambus and Micron announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 15, "Agreements with SK hynix and Micron. On March 23, 2014, Rambus and Nanya announced that they had entered into a settlement of all outstanding disputes between the parties. As a result of such settlements, all DDR2 litigation has been dismissed.
Potential Future Litigation
In addition to the litigation described above, companies continue to adopt Rambus technologies into various products. Rambus has notified many of these companies of their use of Rambus technology and continues to evaluate how to proceed on these matters. In the ordinary course of business, Rambus may also be involved in other various legal proceedings and claims related to commercial, corporate and securities, labor and employment, wage and hour, and other types of claims. There can be no assurance that any future litigation will be successful or resolved favorably to the Company. The outcome of any litigation, as well as any delay in its resolution, is inherently uncertain and could adversely affect Rambus' ability to license its intellectual property in the future.

The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.
15. Agreements with SK hynix and Micron
SK hynix

On June 11, 2013, Rambus, SK hynix and certain related entities of SK hynix entered into a settlement agreement, pursuant to which the parties have agreed to release all claims against each other with respect to all outstanding litigation between them. Pursuant to the settlement agreement, Rambus and SK hynix entered into a semiconductor patent license agreement on June 11, 2013, under which SK hynix licenses from Rambus non-exclusive rights to certain Rambus patents and has agreed to pay Rambus cash amounts over the next five years. Under the license agreement, Rambus has granted to SK hynix (i) a paid-up perpetual patent license for certain identified SK hynix DRAM products and (ii) a five-year term patent license to all other DRAM and other semiconductor products.

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

During the first quarter of 2014, the Company received cash consideration of $12.0 million from SK hynix. The amount was allocated between royalty revenue ($11.8 million) and gain from settlement ($0.2 million) based on the elements’ SK hynix Fair Value.

The remaining $204.0 million is expected to be paid in successive quarterly payments of $12.0 million, concluding in the second quarter of 2018.

The cumulative cash receipts through March 31, 2014 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of March 31,	Estimated to Be Received in					Total Estimated Cash Receipts
	2014	Remainder of 2014	2015	2016	2017	2018
(in millions)
Royalty revenue	$35.4	$35.5	$47.3	$47.9	$48.0	$24.0	$238.1
Gain from settlement	0.6	0.5	0.7	0.1	—	—	1.9
Total	$36.0	$36.0	$48.0	$48.0	$48.0	$24.0	$240.0

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

During the first quarter of 2014, the Company received cash consideration of $10.0 million from Micron. The amount was allocated between royalty revenue ($9.7 million) and gain from settlement ($0.3 million) based on the elements’ Micron Fair Value.

The remaining $264.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.

The cumulative cash receipts through March 31, 2014 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of March 31,	Estimated to Be Received in						Total Estimated Cash Receipts
	2014	Remainder of 2014	2015	2016	2017	2018	2019 and thereafter
(in millions)
Royalty revenue	$15.0	$29.0	$38.7	$39.5	$40.0	$40.0	$74.5	$276.7
Gain from settlement	0.5	1.0	1.3	0.5	—	—	—	3.3
Total	$15.5	$30.0	$40.0	$40.0	$40.0	$40.0	$74.5	$280.0

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

Business Overview
We are an innovative technology solutions company that brings invention to market. Our customers leverage our customizable platforms, services and tools to improve, differentiate and accelerate the development of products and services. Our extensive technology portfolio addresses the evolving power, performance and security requirements of the mobile, cloud computing and connected device markets. We drive innovations in memory, chip interfaces and architectures, end-to-end security, and advanced LED lighting, while Rambus Labs looks to disruptions and opportunities in tomorrow’s high-growth markets. We generate revenue by licensing our inventions and solutions and providing services to market-leading companies.
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
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting; and (4) Chief Technology Office, or CTO, which focuses on the design, development and productization of emerging technologies. As of March 31, 2014, MID, CRI and CTO were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
As of March 31, 2014, our semiconductor, lighting, security and other technologies are covered by 1,745 U.S. and foreign patents. Additionally, we have 771 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
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
The remainder of our revenue is product sales and contract services revenue which includes license fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.
We intend to continue making significant expenditures associated with engineering, marketing, general and administration and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate at which our revenue or expenses change.
Executive Summary
During the first quarter of 2014, we signed a broad five-year patent license agreement with Nanya. Pursuant to this agreement, we provided Nanya with rights to certain memory-related Rambus innovations through the second quarter of 2018 and settled all outstanding claims with Nanya, including resolution of past use of our patented innovations.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses in the aggregate for the three months ended March 31, 2014 decreased $2.4 million as compared to the same period in 2013 primarily due to decreased accrual of retention bonuses of $2.2 million, decreased stock-based compensation expenses of $0.6 million, decreased prototyping costs of $0.4 million, decreased amortization expense of $0.2 million and decreased travel costs of $0.2 million, offset by an increase in cost of sales due to the manufacture and sale of light guides of $2.4 million.
Marketing, general and administrative expenses in the aggregate for the three months ended March 31, 2014 decreased $6.3 million as compared to the same period in 2013 primarily due to decreased litigation expenses of $1.9 million, decreased stock-based compensation expenses of $1.5 million, decreased consulting costs of $0.9 million, decreased headcount related costs of $0.5 million, decreased facilities costs of $0.4 million and decreased accrual of retention bonuses of $0.4 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 64% and 70% of our revenue for three months ended March 31, 2014 and 2013, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For the three months ended March 31, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the three months ended March 31, 2013, revenue from LSI, Renesas and Samsung accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
The highly fragmented general lighting industry is undergoing a fundamental shift from incandescent technology to cold cathode fluorescent lights and LED driven technology due to the need to reduce energy consumption and to comply with government mandates. LED lighting typically saves energy costs as compared to existing installed lighting. Our LDT group's patents in LED edge-lit light guide technology can be applied in the design of next generation LED lighting products.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 63% and 62% of our total revenue for the three months ended March 31, 2014 and 2013, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate and as a percentage of revenue decreased for the three months ended March 31, 2014 as compared to the same period in the prior year. In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the three months ended March 31, 2014 as compared to the same period in the prior year. In the past, our litigation expenses have been high and difficult to predict due to litigation stemming from the use of our inventions. Because we have successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya, we have settled all outstanding litigation and should no longer have material litigation expenses related to these matters. In the near term, we expect a decrease in our marketing, general and administrative costs as compared to prior years due to our past restructuring plans.
Our continued investment in research and development projects, involvement in any future litigation or other legal proceedings and any lower revenue from our customers in the future, will negatively affect our cash from operations.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Royalties	94.1%	99.0%
Contract and other revenue	5.9%	1.0%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	12.8%	9.8%
Research and development*	34.4%	49.1%
Marketing, general and administrative*	24.1%	37.5%
Gain from sale of intellectual property	(0.2)%	(1.9)%
Restructuring charges	0.0%	3.3%
Gain from settlement	(0.7)%	—%
Total operating costs and expenses	70.4%	97.8%
Operating income (loss)	29.6%	2.2%
Interest income and other income (expense), net	0.0%	(0.1)%
Interest expense	(12.7)%	(10.9)%
Interest and other income (expense), net	(12.7)%	(11.0)%
Income (loss) before income taxes	17.0%	(8.8)%
Provision for income taxes	7.0%	6.7%
Net income (loss)	10.0%	(15.5)%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	—%
Research and development	1.7%	2.8%
Marketing, general and administrative	2.0%	4.6%

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2014	2013	Percentage
Total Revenue
Royalties	$73.6	$66.3	11.2%
Contract and other revenue	4.7	0.6	NM*
Total revenue	$78.3	$66.9	17.1%
__________________________________

*	NM — percentage is not meaningful

Royalty Revenue
Patent Licenses
Our patent royalties increased approximately $8.5 million to $70.4 million for the three months ended March 31, 2014 from $61.9 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the agreements signed with Micron, Nanya and SK hynix, offset by lower royalty revenue from Samsung and recognition of a one-time royalty revenue during the first quarter of 2013 from LSI.
We are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.

Solutions Licenses
Royalties from solutions licenses decreased approximately $1.2 million to $3.2 million for the three months ended March 31, 2014 from $4.4 million for the same period in 2013. The decrease was primarily due to lower royalties reported from XDRTM DRAM associated with decreased shipments of the Sony PlayStation®3 product.
In the future, we expect solutions royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.
Royalty Revenue by Reportable Segments
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, increased approximately $1.5 million to $61.2 million for the three months ended March 31, 2014 from $59.7 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the agreements signed with Micron, Nanya and SK hynix offset by lower royalty revenue from Samsung and recognition of one-time royalty revenue during the first quarter of 2013 from LSI.
Royalty revenue from the CRI reportable segment increased approximately $5.9 million to $12.4 million for the three months ended March 31, 2014 from $6.5 million for the same period in 2013. The increase was primarily due to the license agreements signed with Samsung during 2013.
Royalty revenue from the Other reportable segment was immaterial for both the three months ended March 31, 2014 and 2013, and remained relatively flat period over period.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development as well as sale of LED edge-lit products. Contract and other revenue increased approximately $4.1 million to $4.7 million for the three months ended March 31, 2014 from $0.6 million for the same period in 2013. The increase was primarily due to increased lighting technology development projects and sales of light guides.
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
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment was immaterial for both the three months ended March 31, 2014 and 2013.
Contract and other revenue from the CRI reportable segment increased approximately $0.2 million to $0.5 million for the three months ended March 31, 2014 from $0.3 million for the same period in 2013, primarily due to new evaluation and test equipment contracts.
Contract and other revenue from the Other reportable segment increased approximately $4.0 million to $4.2 million for the three months ended March 31, 2014 from $0.2 million for the same period in 2013. The increase was primarily due to increased lighting technology development projects and sales of light guides.

Engineering costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2014	2013	Percentage
Engineering costs
Cost of revenue	$4.3	$0.1	NM*
Amortization of intangible assets	5.7	6.4	(10.3)%
Stock-based compensation	0.0	0.0	—%
Total cost of revenue	10.0	6.5	53.4%
Research and development	25.6	30.9	(17.4)%
Stock-based compensation	1.3	1.9	(30.1)%
Total research and development	26.9	32.8	(18.1)%
Total engineering costs	$36.9	$39.3	(6.3)%
__________________________________

*	NM — percentage is not meaningful
Total engineering costs decreased $2.4 million for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to decreased accrual of retention bonuses of $2.2 million, decreased stock-based compensation expenses of $0.6 million, decreased prototyping costs of $0.4 million, decreased amortization expense of $0.2 million and decreased travel costs of $0.2 million, offset by an increase in cost of sales due to sales of light guides of $2.4 million.
In the near term, we expect engineering costs to be approximately the same or higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2014	2013	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$17.2	$22.0	(21.8)%
Stock-based compensation	1.6	3.1	(48.5)%
Total marketing, general and administrative costs	$18.8	$25.1	(25.0)%
__________________________________
Total marketing, general and administrative costs decreased $6.3 million for the three months ended March 31, 2014 primarily due to decreased litigation expenses of $1.9 million, decreased stock-based compensation expenses of $1.5 million, decreased consulting costs of $0.9 million, decreased headcount related costs of $0.5 million, decreased facilities costs of $0.4 million and decreased accrual of retention bonuses of $0.4 million.
In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our marketing, general and administrative costs to remain relatively flat.
Gain from sale of intellectual property:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2014	2013	Percentage
Gain from sale of intellectual property	$0.2	$1.3	(86.8)%

__________________________________
During the first quarter of 2014, we sold portfolios of our patent assets covering wireless and other technologies.
During the first quarter of 2013, we sold portfolios of our patent assets covering lighting technologies. As part of the transactions, we received an initial upfront payment and expect to receive subsequent payments if and when our partner is successful in licensing that portfolio.
Gain from settlement:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2014	2013	Percentage
Gain from settlement	$0.5	$—	N/A*
__________________________________

*	N/A — not applicable
The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value," respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the three months ended March 31, 2014, we recognized $0.5 million as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. Refer to Note 15, “Agreements with SK hynix and Micron,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Restructuring charges:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2014	2013	Percentage
Restructuring charges	$0.0	$2.2	N/A*
__________________________________

*	N/A — not applicable
During 2013, we initiated a restructuring program related primarily to our LDT group as a result of the change in our business strategy to reduce our focus on the lower margin bulb products. Additionally, we curtailed our immersive media platform spending. We recorded an immaterial charge related to this plan during the first quarter of 2014.
Refer to Note 12, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Interest and other income (expense), net:

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2014	2013	Percentage
Interest income and other income (expense), net	$0.0	$0.0	NM*
Interest expense	(9.9)	(7.3)	35.7%
Interest and other income (expense), net	$(9.9)	$(7.3)	35.2%
__________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities.

Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and 1.125% convertible senior notes due 2018 (the “2018 Notes”) as well as the coupon interest related to the notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
Provision for income taxes:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2014	2013	Percentage
Provision for income taxes	$5.5	$4.5	21.3%
Effective tax rate	41.2%	(76.6)%
Our effective tax rate for the three months ended March 31, 2014 was different from the U.S. statutory tax rate applied to our pretax income primarily due to a full valuation allowance on our U.S. deferred tax assets, foreign withholding and foreign income taxes, and state income taxes. The effective tax rate increased from the three months ended March 31, 2013 to the three months ended March 31, 2014 due to the change of net loss position in 2013 to net income position in 2014.
During the three months ended March 31, 2014 and 2013, we paid withholding taxes of $5.1 million and $3.8 million, respectively. We recorded a provision for income taxes of $5.5 million for the three months ended March 31, 2014, which is primarily comprised of withholding taxes, other foreign taxes and state income taxes.
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
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as we are in a cumulative loss position over the previous three years, which is considered significant negative evidence. A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets. Although the weight of negative evidence related to cumulative losses has decreased as we have settled outstanding litigation, we believe that this objectively measured negative evidence outweighs the subjectively determined positive evidence of future profitability and, as such, we have not changed our judgment regarding the need for a full valuation allowance on our deferred tax assets in the United States as of March 31, 2014. However, continued improvement in our operating results, conditioned on our MID, LDT or CRI reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of our valuation allowance as early as the remainder of 2014. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made.
During the first quarter of 2014, we adopted FASB Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ("ASU 2013-11"). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires presenting an unrecognized tax benefit or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. Upon adoption of this guidance, we reclassified $4.7 million from a long-term tax liability to a reduction of a deferred tax asset.

Liquidity and Capital Resources

	As of
	March 31, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents	$346.6	$338.7
Marketable securities	56.8	49.0
Total cash, cash equivalents, and marketable securities	$403.4	$387.7

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Net cash provided by operating activities	$16.5	$15.3
Net cash used in investing activities	$(9.9)	$(7.0)
Net cash provided by (used in) financing activities	$1.3	$(0.1)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the three months ended March 31, 2014 were funded primarily from cash collected from our customers.
We do not anticipate any liquidity constraints as a result of either the current credit environment, investment fair value fluctuations or the repayment of the 2014 Notes in June 2014 of $172.5 million. During 2013, we issued the 2018 Notes, in part, to provide liquidity for the repayment of the 2014 Notes. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive loss for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies.
Operating Activities
Cash provided by operating activities of $16.5 million for the three months ended March 31, 2014 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the three months ended March 31, 2014 primarily included a decrease in accrued salaries and benefits and other accrued liabilities, an increase in accounts receivable and a decrease in income taxes payable.
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
Investing Activities
Cash used in investing activities of $9.9 million for the three months ended March 31, 2014 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $34.1 million, offset by proceeds from the maturities of available-for-sale marketable securities of $26.1 million. In addition, we paid $3.1 million to acquire property, plant and equipment. We also received $1.3 million from the sale of intellectual property.
Cash used in investing activities of $7.0 million for the three months ended March 31, 2013 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $36.7 million, offset by proceeds from the maturities of available-for-sale marketable securities of $33.3 million. In addition, we paid $3.7 million to acquire property, plant and equipment. We also received $2.0 million from the sale of intellectual property and paid $1.9 million to acquire intangible assets.
Financing Activities
Cash provided by financing activities was $1.3 million for the three months ended March 31, 2014. We received proceeds of $1.4 million from the issuance of common stock under equity incentive plans, offset by $0.1 million due to payments under installment payment arrangements for fixed assets and principal payments against the lease financing obligation.

Cash used in financing activities was $0.1 million for the three months ended March 31, 2013 primarily due to payments under installment payment arrangements for fixed assets and principal payments against the lease financing obligation.
Contractual Obligations
As of March 31, 2014, our material contractual obligations were (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$38,808	$4,422	$6,010	$6,156	$6,302	$6,447	$9,471
Leases and other contractual obligations	7,118	2,399	2,118	1,243	1,018	340	—
Software licenses (3)	5,684	2,446	2,865	373	—	—	—
Acquisition retention bonuses (4)	16,749	16,679	70	—	—	—	—
Convertible notes	310,500	172,500	—	—	—	138,000	—
Interest payments related to convertible notes	11,300	5,089	1,553	1,553	1,553	1,552	—
Total	$390,159	$203,535	$12,616	$9,325	$8,873	$146,339	$9,471
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $20.0 million including $18.0 million recorded as a reduction of long-term deferred tax assets and $2.0 million in long-term income taxes payable as of March 31, 2014. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)
We have commitments with various software vendors for non-cancellable license agreements generally having terms longer than one year. The above table summarizes those contractual obligations as of March 31, 2014 which are also presented on our condensed consolidated balance sheet under current and other long-term liabilities.

(4)
In connection with acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment.  The remaining $16.7 million of CRI retention bonuses payable on June 3, 2014 can be paid in cash or stock at our election.

Share Repurchase Program
During the three months ended March 31, 2014, we did not repurchase any shares of our common stock. As of March 31, 2014, we had repurchased a cumulative total of approximately 26.3 million shares of our common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of March 31, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding common stock.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, expense accrual, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill and intangible assets, (3) income taxes and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2014, we had an investment portfolio of fixed income marketable securities of $376.1 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2014, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.

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
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2014, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions and displays, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, DRAM manufacturers, which make up many of our historic customers, have suffered material losses and other adverse effects to their businesses, leading to industry consolidation that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and the economic downturn of the past several years, we may achieve a reduced number of licenses or experience tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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
Our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations or acquisitions, our revenue may decrease substantially.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 64% and 70% of our revenues for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the three months ended March 31, 2013, revenues from LSI, Renesas and Samsung each accounted for 10% or more of our total revenue. We extended our license agreement with Samsung in December 2013 for ten years, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future as a result of the addition of new contracts, expiration or termination of existing contracts, renewal of existing contracts, and industry consolidation.

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

We continue to be in negotiations with customers and prospective customers to enter into license agreements. Furthermore, any future agreement may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect licensing fees will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In particular, under our license agreement with Samsung, the license fees payable by Samsung are subject to certain adjustments and conditions, and we therefore cannot provide assurances that the revenues generated by this license will not decline in the future. In addition, some of our material license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, on favorable terms or at all, or if they are terminated, our results of operations may decline significantly.
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
For the three months ended March 31, 2014 and 2013, revenues received from our international customers constituted approximately 63% and 62%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. While these new requirements continue to be the subject of ongoing litigation and, as a result, uncertainty, we expect to submit the applicable report with the SEC in 2014. These new requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and could incur additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products.

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
We seek to diligently protect our intellectual property rights. In connection with the extension of our licensing program to SDR SDRAM-compatible and DDR SDRAM-compatible products, we became involved in litigation related to such efforts against different parties in multiple jurisdictions. In each of these cases, we claimed infringement of certain of our patents, while the manufacturers of such products generally sought damages and a determination that the patents in suit are invalid, unenforceable and not infringed. Among other things, the opposing parties alleged that certain of our patents are unenforceable because we engaged in document spoliation, litigation misconduct and/or acted improperly during our 1991 to 1995 participation in the JEDEC standard setting organization (including allegations of antitrust violations and unfair competition). We have also become involved in litigation related to infringement of our patents related to products having certain peripheral interfaces. In addition, we did not prevail at jury trial in our antitrust suit against certain memory manufacturers in November 2011, which caused the market price of our stock to drop significantly. We have now settled and dismissed all patent lawsuits against all parties. We have also dismissed the antitrust suit against all parties.
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
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Any re-examination proceedings may be reviewed by the PTO's Board of Patent Appeals and Interferences (“BPAI”). The BPAI has previously issued decisions in a few cases, finding the challenged claims of Rambus' patents to be invalid. Decisions of the BPAI are subject to further PTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and could cause our revenue to decline substantially.
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

RAMBUS INC.

Date: April 25, 2014	By:	/s/ Satish Rishi
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